Form 10-Q
period 1995-03-31
INTERNATIONAL BANCSHARES CORP
filed 1995-05-15
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to __________________

Commission file number  0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   74-2157138
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

               1200 SAN BERNARDO AVENUE, LAREDO, TEXAS 78042-1359
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (210) 722-7611
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                           SHARES ISSUED AND OUTSTANDING
           -----                           -----------------------------
Common Stock, $1.00 par value              5,494,608 shares outstanding at
                                                    May 10, 1995

                            1 OF A TOTAL OF 53 PAGES
                            EXHIBIT INDEX ON PAGE 16

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (Dollars in Thousands)

                                                     March 31,      December 31,
           ASSETS                                      1995             1994
                                                    -----------     -----------
Cash and due from banks .......................     $    67,195          86,200
Federal funds sold ............................          18,000           4,000
                                                    -----------      ----------
         Total cash and cash equivalents ......          85,195          90,200

Time deposits with banks ......................             396             495
Investment securities:
    Held to maturity ..........................         585,555         647,832
    Available for sale ........................         795,561         646,402
                                                    -----------      ----------
         Total investment securities ..........       1,381,116       1,294,234
Loans:
  Commercial, financial and agricultural ......         705,206         664,449
  Lease financing receivable, net .............           3,910           3,910
  Real estate - mortgage ......................         207,513         201,998
  Real estate - construction ..................          49,662          46,584
  Consumer ....................................         125,671         122,751
  Foreign .....................................         114,879         106,707
                                                    -----------      ----------
         Total loans ..........................       1,206,841       1,146,399

  Less unearned discounts .....................          (3,777)         (3,885)
                                                    -----------      ----------
         Loans, net of unearned discounts .....       1,203,064       1,142,514

  Less allowance for possible loan losses .....         (18,474)        (17,025)
                                                    -----------      ----------
         Net loans ............................       1,184,590       1,125,489
                                                    -----------      ----------
Bank premises and equipment, net ..............          74,979          70,686
Accrued interest receivable ...................          22,315          20,941
Other assets ..................................          52,923          57,347
                                                    -----------      ----------
         Total assets .........................     $ 2,801,514       2,659,392
                                                    ===========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ............     $   265,333         274,563
     Savings and interest bearing demand ......         549,556         562,824
     Time .....................................       1,231,397       1,224,251
                                                    -----------      ----------
         Total deposits .......................       2,046,286       2,061,638

   Federal funds purchased and securities
     sold under repurchase agreements .........         412,066         284,113
   Other borrowed funds .......................         123,250         123,500
   Other liabilities ..........................          17,766          11,605
                                                    -----------      ----------
         Total liabilities ....................       2,599,368       2,480,856
                                                    -----------      ----------
Shareholders' equity:
   Common stock of $1.00 par value ............
     Authorized 7,000,000 shares;
     issued 6,469,343 shares in 1995
     and 6,466,307 shares in 1994 .............           6,469           6,466
   Surplus ....................................          10,176          10,154
   Retained earnings ..........................         196,877         185,685
   Net unrealized holding losses on
     available for sale securities ............          (3,908)        (16,611)
                                                    -----------      ----------
                                                        209,614         185,694

   Less cost of shares in treasury ............          (7,468)         (7,158)
                                                    -----------      ----------
         Total shareholders' equity ...........         202,146         178,536
                                                    -----------      ----------
         Total liabilities and
            shareholders' equity ..............     $ 2,801,514       2,659,392
                                                    ===========      ==========

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, except per share data)

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             1995         1994
                                                           -------      -------
Interest income:
   Loans, including fees ............................      $30,200       20,905
   Time deposits with banks .........................            6           11
   Federal funds sold ...............................          172          385
   Investment securities:
     Taxable ........................................       20,154       11,380
     Tax-exempt .....................................          487          402
   Other interest income ............................          105           87
                                                           -------      -------
             Total interest income ..................       51,124       33,170
                                                           -------      -------
Interest expense:
   Savings deposits .................................        4,217        2,228
   Time deposits ....................................       14,321        8,936
   Federal funds purchased and securities
     sold under repurchase agreements ...............        6,819        1,552
   Other borrowings .................................           71           63
   Subordinated debt ................................         --             21
                                                           -------      -------
             Total interest expense .................       25,428       12,800
                                                           -------      -------
             Net interest income ....................       25,696       20,370

Provision for possible loan losses ..................        1,219          929
                                                           -------      -------
             Net interest income after
                provision for possible
                loan losses .........................       24,477       19,441
                                                           -------      -------
Non-interest income:
   Service charges on deposit accounts ..............        1,254        1,107
   Other service charges, commissions
     and fees .......................................        2,968        2,904
   Insurance premiums earned ........................          138          120
   Investment securities transactions, net ..........          198         (598)
   Operations of other real estate owned ............           19         --
   Other income .....................................        2,722        1,411
                                                           -------      -------
             Total non-interest income ..............        7,299        4,944
                                                           -------      -------
                                                                     (Continued)

Non-interest expense:
   Employee compensation and benefits ...............       6,150         5,104
   Occupancy ........................................         784           842
   Depreciation of bank premises and equipment ......       1,671         1,447
   Regulatory and deposit insurance fees ............       1,291         1,095
   Professional fees ................................         362           285
   Net costs of operations for other real
     estate owned ...................................        --              48
   Stationary and supplies ..........................         517           390
   Other ............................................       4,423         3,705
                                                       ----------    ----------
             Total non-interest expense .............      15,198        12,916
                                                       ----------    ----------
             Income before income taxes .............      16,578        11,469

Income taxes ........................................       5,386         3,372
                                                       ----------    ----------
             Net income .............................  $   11,192         8,097
                                                       ==========    ==========
Per share (Note 5):

   Net income - primary .............................  $     1.98          1.43

   Net income - fully diluted .......................  $     1.98          1.34

   Weighted average number of shares
     outstanding ....................................   5,653,088     5,677,786

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                                            Three Months Ended
                                                                  March 31
                                                          ---------------------
                                                             1995        1994
                                                          ---------    --------
Operating activities:

  Net Income ..........................................   $  11,192       8,097

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ..............       1,219         929
      Recoveries on charged-off loans .................         147         187
      Net (profit) cost of operations for other real
        estate owned ..................................         (19)         48
      Depreciation of bank premises and equipment .....       1,671       1,447
      Accretion of investment securities discounts ....        (327)        (71)
      Amortization of investment securities premiums ..       3,421       3,547
      Realized (gain) loss on investment securities
        transactions, net .............................        (198)        598
      (Gain) loss on sale of bank premises
        and equipment .................................          (7)          8
      (Increase) decrease in accrued
        interest receivable ...........................        (639)      1,081
      Increase in other liabilities ...................       5,900       5,931
                                                          ---------    --------
           Net cash provided by operating
             activities ...............................      22,360      21,802
                                                          ---------    --------
Investing activities:

  Cash acquired in purchase transaction ...............       6,007        --
  Proceeds from sales of held to
    maturity securities ...............................        --          --
  Proceeds from maturities of securities ..............      25,513       3,037
  Purchases of held to maturity securities ............        --       (98,963)
  Proceeds from sales of available
    for sale securities ...............................      27,318     229,639
  Purchases of available for sale securities ..........    (123,515)   (166,367)
  Principal collected on mortgage-backed
    securities ........................................      38,812      95,249
  Principal collected on other investment
    securities ........................................        --            15
  Proceeds from matured time deposits with banks ......          99         298
  Purchases of time deposits with banks ...............        --           (99)
  Net (increase) decrease in loans ....................     (31,966)      6,741
  Net decrease (increase) in other assets .............         544     (14,680)
  Purchase of bank premises and equipment .............      (2,479)     (3,270)
  Proceeds from sale of bank premises
    and equipment .....................................          18        --
                                                          ---------    --------
        Net cash provided by investing activities .....     (59,649)     51,600
                                                          ---------    --------
                                                                     (Continued)

Financing activities:

  Net (decrease) increase in non-interest bearing
    demand deposits ...................................   $ (21,850)      6,939
  Net (decrease) increase in savings and interest
    bearing demand deposits ...........................     (53,021)     13,198
  Net decrease in time deposits .......................     (11,388)     (1,865)
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements ...     119,078     (45,233)
  Principal payments on other borrowed funds ..........        (250)       (250)
  Purchase of treasury stock ..........................        (310)       (340)
  Proceeds from exercise of stock options .............          25         206
                                                          ---------    --------
            Net cash provided (used) in financing
              activities ..............................      32,284     (27,345)
                                                          ---------    --------
            (Decrease) increase in cash and cash
              equivalents .............................      (5,005)     46,057

  Cash and cash equivalents
    at beginning of year ..............................      90,200      59,554
                                                          ---------    --------
  Cash and cash equivalents
    at end of period ..................................   $  85,195     105,611
                                                          =========    ========
  Supplemental cash flow information:
    Interest paid .....................................   $  26,173      12,790
    Income taxes paid .................................          25        --

  Supplemental schedule of noncash investing
    and financing activities relating to the
    purchase transaction:
      Loan acquired ...................................      28,501        --
      Investment securities and other assets
        acquired ......................................      45,535        --
      Deposit liabilities assumed .....................      80,043        --

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (Dollars in Thousands)

                                                                              Unrealized
                                                                               Loss on
                                                                              Securities
                                    Common              Retained    Available  Treasury
                                    Stock    Surplus    Earnings    for Sale    Stock      Total
                                    ------   -------    --------    --------   -------    --------
Balance at January 1, 1994 ......   $5,113     9,547     155,094       --      (6,699)    163,055

   Net income ...................     --        --        37,890       --        --        37,890
   Effect of adopting Financial
     Statement of Financial
     Accounting Statement No. 115
     at January 1, 1994, net of
     deferred income taxes ......                                     5,312                 5,312
   Stock dividends:
     Shares issued ..............    1,287      --        (1,287)      --        --          --
   Cash dividends ...............     --      (6,012)       --         --      (6,012)
   Purchase of treasury stock ...     --        --          --         (459)     (459)
   Exercise of stock options ....       66       607        --         --        --           673
    Net change in unrealized loss
     on available for sale
     securities, net of deferred
     income taxes ...............     --        --          --      (21,923)     --       (21,923)
                                    ------   -------    --------    -------    ------    --------
Balance at December 31, 1994 ....    6,466    10,154     185,685    (16,611)   (7,158)    178,536

   Net income ...................     --        --        11,192       --        --        11,192
   Purchase of treasury stock ...     --        --          --         --        (310)       (310)
   Exercise of stock options ....        3        22        --         --        --            25
    Net change in unrealized gain
     on available for sale
     securities, net of deferred
     income taxes ...............     --        --          --       12,703      --        12,703
                                    ------   -------    --------    -------    ------    --------
Balance at March 31, 1995 .......   $6,469    10,176     196,877     (3,908)   (7,468)    202,146
                                    ======   =======    ========    =======    ======    ========

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accounting and reporting policies of International Bancshares Corporation ("Company") and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and its wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company and IBC Trading Company. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.

Note 2  - Formation of Subsidiaries

      On February 28, 1995, the Company entered into an agreement to merge Stone Oak National Bank, in San Antonio, Texas, with and into IBC, subject to regulatory and shareholder approvals. Stone Oak National Bank has assets of approximately $20,000,000 and deposits of approximately $18,000,000.

      Effective February 1, 1995, The Bank of Corpus Christi, Corpus Christi, Texas ("BCC") a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $80,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $4,062,000. These assets are being amortized on a straight line basis over a fifteen year period.

      Effective as of the close of business on August 31, 1994, First State Bank and Trust Company, Port Lavaca, Texas ("LAVACA"), a wholly-owned subsidiary of Michigan National Corporation ("MNC"), was merged with IBC. At the date of closing, total assets acquired were approximately $254,000,000. The acquisition was accounted for as a purchase. IBC recorded intangible assets, goodwill and core deposit premium totaling approximately $8,300,000. These assets are being amortized on a straight line basis over a fifteen year period.

Note 3 - Investment Securities

      The Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify debt and equity securities into one of these categories: held-to-maturity, available-for-sale, or trading. SFAS No. 115 also states that these classifications need to be reassessed for appropriate classification at each reporting date. Securities classified as "held-to-maturity" are to be carried at amortized cost for financial statement reporting, while securities classified as "available for sale" and "trading" are to be carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available-for-sale" are excluded from net income and reported at a net amount as a separate component of shareholders' equity until realized. The Company adopted SFAS No. 115 on January 1, 1994. A summary of the investment securities held for investment and securities available for sale is presented on the following page:

                                                         March 31,     March 31,
                                                           1995          1994
                                                        ----------     ---------
U. S. Treasury and federal agencies
      Held to maturity ..........................       $  573,488      331,913
      Available for sale ........................          756,556      514,559
States and political subdivisions
      Held to maturity ..........................            8,427        9,225
      Available for sale ........................           24,856       16,331
Other
      Held to maturity ..........................            3,640          715
      Available for sale ........................           14,149       11,547
                                                        ----------      -------
      Total investment securities ...............       $1,381,116      884,290
                                                        ==========      =======
Note 4 - Allowance for Possible Loan Losses

     A summary of the allowance for possible loan losses follows:

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1995           1994
                                                        --------        -------
                                                         (Dollars in Thousands)

Balance at January 1 ............................       $ 17,025         13,831

     Losses charged to allowance ................           (249)           (48)
     Recoveries credited to allowance ...........            147            187
                                                        --------        -------
     Net (losses) recoveries charged
       to allowance .............................           (102)           139

     Provisions charged to operations ...........          1,219            929
                                                        --------        -------
     Allowances acquired in purchase
       transactions .............................            332           --
                                                        --------        -------
Balance at March 31 .............................       $ 18,474         14,899
                                                        ========        =======

Note 5 - Stock and Cash Dividends

     Per share data for 1994 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 19, 1994 which resulted in the issuance of 1,286,752 shares of Common Stock. A special cash dividend of a $1.10 per share was paid to holders of record of Common Stock on March 24, 1994. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on April 3, 1995 for all holders of Common Stock of record on May 18,1995 and May 19,1995, respectively, said dividend to be made payable on June 12, 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the first quarter of 1995 was $11,192,000 or $1.98 per share primary (and $1.98 per share - fully diluted) compared to $8,097,000 or $1.43 per share - primary (and $1.34 per share - fully diluted) in the corresponding 1994 period. Total assets at March 31, 1995 were $2,801,514,000 which represents a 33% increase over total assets of $2,102,391,000 at March 31, 1994 and a 5% increase over total assets of $2,659,392,000 as of December 31, 1994. Deposits at March 31, 1995 were $2,046,286,000 an increase of 17% over the $1,742,191,000 amount reported at March 31, 1994, and a decrease of 1% from the $2,061,638,000 amount reported at December 31, 1994. Total loans at March 31, 1995 increased 20% to $1,206,841,000 from $1,007,536,000 reported at March 31, 1994 and increased 5% over the $1,146,399,000 amount reported at December 31, 1994. The increase in assets during the first quarter of 1995, is partially the result of the acquisition of The Bank of Corpus Christi, Corpus Christi, Texas, ("BCC"), (see note 2 of notes to consolidated financial statements). Also, reflected in total assets is the increase in repurchase agreements with the Federal Home Loan Bank of Dallas from $180,000,000 at December 31, 1994 to $315,000,000 at March 31, 1995, which funds were used to expand the earning asset base of the Company.

     In order to achieve a net yield that is relatively immune to major swings in market rates, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 1995 increased $5,326,000 (26%) over the same period in 1994. The Company's average balances of domestic and foreign loans increased for the first quarter of 1995 to $1,098,204,000 compared to 968,071,000 for the same period in 1994. Interest and fees on loans for the first quarter in 1995 increased $9,295,000 (44%) compared to the first quarter in 1994.

     Investment securities increased 56% to $1,381,116,000 at March 31, 1995 from $884,290,000 at March 31, 1994. Time deposits with other banks decreased to $396,000 at March 31, 1995, representing a 64% decrease from $1,090,000 compared to March 31, 1994. Total federal funds sold decreased to $18,000,000 (65%) at March 31, 1995 from $51,200,000 for the first quarter of 1994.

     Interest income on taxable and tax exempt investment securities increased $8,859,000 (75%) over the quarter ended March 31, 1995. Interest income on time deposits with banks and federal funds sold decreased $5,000 (45%) and $213,000 (55%) for the quarter ended March 31, 1995 respectively, from the same quarter in 1994. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 1995 increased $17,954,000 (54%) over the same quarter in 1994. The increase in total interest income was primarily due to higher interest rates. Total interest expense increased $12,628,000 (99%) for the quarter ended March 31, 1995 compared to the same period in 1994. The increase in total interest expense was largely due to the increase in repurchase agreements and higher interest rates. As a result, net interest income for the first quarter of 1995 increased $5,326,000 or 26% from the corresponding period in 1994. This increase is attributed to the Company's continued growth in earning assets, particularly in investment securities and loans, which has resulted in the maintenance of an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income increased $2,355,000 to $7,299,000 in the first quarter of 1995 as compared to $4,944,000 from the corresponding period of 1994. The overall increase is due to the Company's efforts to improve non-interest income.

     Non-interest expense increased $2,282,000 to $15,198,000 for the first quarter of 1995 as compared to $12,916,000 for the quarter ended March 31, 1994. The increase is largely due to the increased operations at each of the subsidiary banks.

     The allowance for possible loan losses increased 24% to $18,474,000 at March 31, 1995 from $14,899,000 for the corresponding period in 1994. The provision for possible loan losses charged to expense increased 31% to $1,219,000 for the quarter ended March 31, 1995 from $929,000 from the same quarter in 1994. The Company continues to maintain an aggressive loan loss provision due to the increase in the size of the loan portfolio and an uncertain economy. The allowance for possible loan losses was 1.54% of March 31, 1995 loans, net of unearned income, compared to 1.48% of the corresponding period in 1994 and 1.49% at December 31, 1994.

     On March 31, 1995, the Company had $2,801,514,000 of consolidated assets of which approximately $116,173,000 or 4% were related to loans outstanding to borrowers from Mexico. Of the $116,173,000, 83% is directly or indirectly secured by U. S. assets, principally certificates of deposits and real estate; 10% is secured by Mexican real estate, 2% is Mexican sovereign debt extended to Mexican banks; 2% is unsecured; 2% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high yield investment opportunities as they arise. Traditionally, a base level of low-cost deposits has remained stable enough to provide for certain quality long-term investments, principally federal agency issued mortgage-backed securities and those of state and political subdivisions. An important funding source for the Company's bank subsidiaries during 1994 and 1995 has been large time certificates of deposit requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distributions. Primary liquidity of the Company has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. The Company will continue to monitor the effect of the peso devaluation.

     The Company had a leverage ratio of 7% and 7%, risk-weighted Tier 1 capital ratio of 13.18% and 13.19% and risk-weighted total capital ratio of 14.35% and 14.30% for March 31, 1995 and December 31, 1994, respectively, which March 31, 1995 ratio reflects the deduction of the goodwill and core deposit intangible booked of approximately $4,062,000 in connection with the BCC transaction. The amounts are well above the minimum regulatory requirements.

     The net-interest rate sensitivity as of March 31, 1995 is illustrated in the table on page 13. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and becomes asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

     The Company will depend upon earnings of subsidiaries, in addition to borrowed funds, to finance its future cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter of 1995 and expects to continue to fund during 1995 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company will be held May 18, 1995 for the following purposes: 1) To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; 2) To approve the appointment of independent auditors for the 1995 fiscal year; 3) To consider and vote upon a proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company; 4) To approve and adopt an Agreement and Plan of Merger providing for the merger of the Company into a wholly-owned Texas subsidiary for purposes of changing the state of incorporation of the Company from Delaware to Texas and effecting certain changes in the Certificate of Incorporation and the By-Laws of the Company; and 5) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies were solicited pursuant to Schedule 14A under the Securities Exchange Act of 1934.

Item 6.  EXHIBITS

(a)   EXHIBIT

      (10h) Merger Agreement by and between International Bank of Commerce, Laredo, Texas, and Stone Oak National Bank, San Antonio, Texas dated February 28, 1995.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                      RATE/MATURITY   RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
March 31, 1995                           3 MNTHS      OVER 3 MNTHS    OVER 1 YR                     TOTAL
(Dollars in Thousands)                   OR LESS        TO  1 YR       TO 5 YRS      OVER 5 YRS
============================================================================================================
SECTION A
- - - - ------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD ...................         18,000            --             --            --          18,000
DUE FROM BANK INT EARNING ........            297              99           --            --             396
INVESTMENT SECURITIES ............        134,713         180,302      1,053,867        12,234     1,381,116
LOANS, NET OF NON-ACCRUALS .......        904,058         104,640        100,044        93,074     1,201,816
- - - - ------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............      1,057,068         285,041      1,153,911       105,308     2,601,328
- - - - ------------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........      1,057,068       1,342,109      2,496,020     2,601,328
============================================================================================================
SECTION B
- - - - ------------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................        563,954         509,550        157,712           181     1,231,397
OTHER INT BEARING DEPOSITS .......        549,556            --             --            --         549,556
FED FUNDS PURCHASED & REPOS ......        392,952          19,114           --            --         412,066
OTHER BORROWINGS .................        123,250            --             --            --         123,250
- - - - ------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES      1,629,712         528,664        157,712           181     2,316,269
- - - - ------------------------------------------------------------------------------------------------------------
     TOTAL SENSITIVE LIABILITIES .      1,629,712       2,158,376      2,316,088     2,316,269
============================================================================================================
SECTION C
- - - - ------------------------------------------------------------------------------------------------------------
REPRICING GAP ....................       (572,644)       (243,623)       996,199       105,127       285,059
CUMULATIVE REPRICING GAP .........       (572,644)       (816,267)       179,932       285,059
RATIO OF INTEREST-SENSITIVE
   ASSETS TO LIABILITIES .........            .65             .54           7.32          --            1.12
RATIO OF CUMULATIVE, INTEREST-
   SENSITIVE ASSETS TO LIABILITIES                            .65            .62          1.08          1.12
============================================================================================================

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERNATIONAL BANCSHARES CORPORATION



Date:  MAY 14, 1995                        /s/ DENNIS E. NIXON
                                               Dennis E. Nixon
                                               President



Date:  MAY 14, 1995                       /s/ ARNOLDO CISNEROS
                                              Arnoldo Cisneros
                                              Secretary-Treasurer
                                              (Chief Accounting Officer)

                                  Exhibit Index

Exhibit 10h - Merger Agreement by and between International Bank of Commerce,
              Laredo, Texas, and Stone Oak National Bank, San Antonio, Texas dated February 1995
                                       16