Form 10-Q
period 1995-06-30
INTERNATIONAL BANCSHARES CORP
filed 1995-08-11
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

              TEXAS                                       74-2157138
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

           CLASS                           SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value              6,909,910 shares outstanding at
                                                    August 8, 1995

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

             INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (Dollars in Thousands)

                                                     June 30,       December 31,
           ASSETS                                       1995            1994
          -------                                    -----------    -----------
                                                     (Unaudited)

Cash and due from banks ..........................   $    81,736         86,200
Federal funds sold ...............................         3,500          4,000
                                                     -----------    -----------
             Total cash and cash equivalents .....        85,236         90,200

Time deposits with banks .........................           396            495
Investment securities:
    Held to maturity at amortized cost
    (Market value of $597,928 on June 30, 1995 and
    $612,420 on December 31, 1994) ...............       596,925        647,832
    Available for sale at market value
    (Amortized cost of $864,621 on June 30, 1995
    and $671,957 on December 31, 1994) ...........       878,899        646,402
                                                     -----------    -----------
             Total investment securities .........     1,475,824      1,294,234

Loans:
  Commercial, financial and agricultural .........       718,305        664,449
  Lease financing receivable, net ................         3,910          3,910
  Real estate - mortgage .........................       204,195        201,998
  Real estate - construction .....................        46,456         46,584
  Consumer .......................................       126,342        122,751
  Foreign ........................................       114,673        106,707
                                                     -----------    -----------
             Total loans .........................     1,213,881      1,146,399

  Less unearned discounts ........................        (3,705)        (3,885)
                                                     -----------    -----------
             Loans, net of unearned discounts ....     1,210,176      1,142,514

  Less allowance for possible loan losses ........       (18,769)       (17,025)
                                                     -----------    -----------
             Net loans ...........................     1,191,407      1,125,489
                                                     -----------    -----------
Bank premises and equipment, net .................        76,292         70,686
Accrued interest receivable ......................        22,465         20,941
Other assets .....................................        55,654         57,347
                                                     -----------    -----------
             Total assets ........................   $ 2,907,274      2,659,392
                                                     ===========    ===========
                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)


                                                      June 30,      December 31,
                                                        1995           1994
                                                    -----------     -----------
                                                    (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - non-interest bearing .............    $   272,736         274,563
     Savings and interest bearing demand .......        514,282         562,824
     Time ......................................      1,216,825       1,224,251
                                                    -----------     -----------
             Total deposits ....................      2,003,843       2,061,638

   Federal funds purchased and securities
     sold under repurchase agreements ..........        542,812         284,113
   Other borrowed funds ........................        123,000         123,500
   Other liabilities ...........................         15,686          11,605
                                                    -----------     -----------
             Total liabilities .................      2,685,341       2,480,856
                                                    -----------     -----------
Shareholders' equity:
   Common stock of $1.00 par value
     Authorized 15,000,000 shares;
     issued 8,131,101 shares at
     June 30, 1995 and 6,466,307 shares
     at December 31, 1994 ......................          8,131           6,466
   Surplus .....................................         10,435          10,154
   Retained earnings ...........................        201,673         185,685
   Net unrealized holding gains (losses) on
     available for sale securities, net of
     Federal Income Taxes ......................          9,280         (16,611)
                                                    -----------     -----------
                                                        229,519         185,694
   Less cost of shares in treasury
     (1,224,651 shares at June 30, 1995 and
     971,257 shares at December 31, 1994) ......         (7,586)         (7,158)
                                                    -----------     -----------
             Total shareholders' equity ........        221,933         178,536
                                                    -----------     -----------
             Total liabilities and
                shareholders' equity ...........    $ 2,907,274       2,659,392
                                                    ===========     ===========
See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                  (Dollars in Thousands, except per share data)

                                                                      Three Months Ended                      Six Months Ended
                                                                              June 30,                             June 30,
                                                                    ---------------------------          --------------------------
                                                                      1995               1994              1995              1994
                                                                    --------           --------          --------          --------
Interest income:
   Loans, including fees .................................          $ 31,092             22,957            61,292            43,862
   Time deposits with banks ..............................                10                 10                16                21
   Federal funds sold ....................................               188                169               360               554
   Investment securities:
     Taxable .............................................            22,749             12,756            42,903            24,136
     Tax-exempt ..........................................               445                312               932               714
   Other interest income .................................               105                208               210               295
                                                                    --------           --------          --------          --------
             Total interest income .......................            54,589             36,412           105,713            69,582
                                                                    --------           --------          --------          --------
Interest expense:
   Savings deposits ......................................             4,134              2,275             8,351             4,503
   Time deposits .........................................            15,526              9,635            29,847            18,571
   Federal funds purchased and securities
    sold under repurchase agreements .....................             7,010              2,219            12,033             3,771
   Other borrowings ......................................             1,923                 69             3,790               132
   Subordinated debt .....................................              --                    8              --                  29
                                                                    --------           --------          --------          --------
             Total interest expense ......................            28,593             14,206            54,021            27,006
                                                                    --------           --------          --------          --------
             Net interest income .........................            25,996             22,206            51,692            42,576

Provision for possible loan losses .......................             1,238                896             2,457             1,825
                                                                    --------           --------          --------          --------
             Net interest income after
                provision for possible
                loan losses ..............................            24,758             21,310            49,235            40,751
                                                                    --------           --------          --------          --------
Non-interest income:
   Service charges on deposit accounts ...................             1,142              1,134             2,396             2,241
   Other service charges, commissions
     and fees ............................................             2,898              2,797             5,866             5,701
   Insurance premiums earned .............................               145                156               283               276
   Investment securities transactions ....................              (180)                42                18              (556)
   Net profit of operations for other
     real estate owned ...................................               (19)               617              --                 617
   Other income ..........................................             2,146              1,407             4,868             2,818
                                                                    --------           --------          --------          --------
             Total non-interest income ...................             6,132              6,153            13,431            11,097
                                                                    --------           --------          --------          --------

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (Dollars in Thousands, except per share data)

                                                                       Three Months Ended                      Six Months Ended
                                                                            June 30,                               June 30,
                                                                   ----------------------------         ----------------------------
                                                                      1995              1994               1995              1994
                                                                   ----------        ----------         ----------        ----------
Non-interest expense:
   Employee compensation and benefits .....................             6,311             5,079             12,461            10,183
   Occupancy ..............................................               809               711              1,593             1,553
   Depreciation of premises and equipment .................             1,656             1,459              3,327             2,906
   Regulatory and deposit insurance fees ..................             1,428             1,070              2,719             2,165
   Professional fees ......................................               488               305                850               590
   Net cost of operations for other real
     estate owned .........................................                68               (48)                68              --
   Other ..................................................             6,414             5,296             11,354             9,391
                                                                   ----------        ----------         ----------        ----------
             Total non-interest expense ...................            17,174            13,872             32,372            26,788
                                                                   ----------        ----------         ----------        ----------
             Income before income taxes ...................            13,716            13,591             30,294            25,060

Income taxes ..............................................             4,529             4,043              9,915             7,415
                                                                   ----------        ----------         ----------        ----------
             Net Income ...................................        $    9,187             9,548             20,379            17,645
                                                                   ----------        ----------         ----------        ----------
   Net income per share (Note 5 and 6) ....................        $     1.33              1.36               2.94              2.51

   Weighted average number of shares
     outstanding ..........................................         6,925,643         7,018,200          6,925,643         7,018,200

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)
                                                           Six Months Ended
                                                                June 30
                                                         ----------------------
                                                            1995        1994
                                                         ---------    ---------
Operating activities:

  Net Income .........................................   $  20,379       17,645

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses .............       2,457        1,825
      Recoveries on charged-off loans ................         309        1,174
      Net cost (profit) of operations for other real
        estate owned .................................          68         (617)
      Depreciation of bank premises and equipment ....       3,327        2,906
      Accretion of investment securities discounts ...        (781)        (199)
      Amortization of investment securities premiums .       6,276        7,252
      Realized (gain) loss on investment securities
        transactions, net ............................         (18)         556
      Gain on sale of bank premises and equipment ....         (46)         (20)
      Increase in accrued interest receivable ........        (789)        (753)
      Increase in other liabilities ..................       3,820          916
                                                         ---------    ---------
           Net cash provided by operating activities .      35,002       30,685
                                                         ---------    ---------
Investing activities:

  Cash acquired in purchase transaction ..............       6,007         --
  Proceeds from maturities of securities .............      25,548        3,267
  Purchases of held to maturity securities ...........        --       (184,585)
  Proceeds from sales of available
    for sale securities ..............................      71,502      260,884
  Purchases of available for sale securities .........    (295,292)    (350,744)
  Principal collected on mortgage-backed securities ..      82,269      160,736
  Principal collected on other investment securities .        --             15
  Proceeds from matured time deposits with banks .....         297          596
  Purchases of time deposits with banks ..............        (198)        (198)
  Net increase in loans ..............................     (40,183)     (19,507)
  Net increase in other assets .......................      (2,274)      (8,789)
  Purchase of bank premises and equipment ............      (5,465)      (6,193)
  Proceeds from sale of bank premises and equipment ..          74           70
                                                         ---------    ---------
            Net cash used in investing activities ....    (157,715)    (144,448)
                                                         ---------    ---------
                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)
                                                            Six Months Ended
                                                                 June 30
                                                         ----------------------
                                                            1995         1994
                                                         ---------     --------
Financing activities:

  Net (decrease) increase in non-interest bearing
    demand deposits ..................................   $ (14,447)      12,344
  Net (decrease) increase in savings and interest
    bearing demand deposits ..........................     (88,295)       9,069
  Net (decrease) increase in time deposits ...........     (25,960)      24,144
  Net increase in federal funds purchased and
    securities sold under repurchase agreements ......     249,824       92,937
  Principal payments on other borrowed funds .........        (500)        (500)
  Principal payments on subordinated debt ............        --         (1,451)
  Purchase of treasury stock .........................        (428)        (386)
  Proceeds from exercise of stock options ............         320          393
  Payments of cash dividends .........................      (2,762)      (6,013)
  Payments of cash in lieu of fractional shares ......          (3)        --
                                                         ---------    ---------
            Net cash provided in financing activities      117,749      130,537
                                                         ---------    ---------
            (Decrease) increase in cash and cash
              equivalents ............................      (4,964)      16,774

  Cash and cash equivalents
    at beginning of year .............................      90,200       59,554
                                                         ---------    ---------
  Cash and cash equivalents
    at end of period .................................   $  85,236       76,328
                                                         =========    =========
  Supplemental cash flow information:
    Interest paid ....................................   $  55,175       27,350
    Income taxes paid ................................      11,425        8,900

  Supplemental schedule of noncash investing and
    financing activities relating to the purchase
    transaction:
      Loans acquired .................................      28,501         --
      Investment securities and other assets acquired       45,535         --
      Deposit liabilities assumed ....................      80,043         --

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
Note 1 - Basis of Presentation

     The accounting and reporting policies of International Bancshares Corporation ("Company") and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and its wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company and IBC Trading Company. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K.

     On January 1, 1995, the Company's adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations since the Company's previous recognition and measurement policies regarding nonperforming loans were consistent with the accounting requirements for impaired loans.

Note 2 - Acquisitions

      On February 28, 1995, the Company entered into an agreement to merge Stone Oak National Bank, in San Antonio, Texas, with and into IBC, subject to regulatory and shareholder approvals and certain other conditions set forth in the merger agreement. Stone Oak National Bank has assets of approximately $20,000,000 and deposits of approximately $18,000,000.

      Effective February 1, 1995, The Bank of Corpus Christi, Corpus Christi, Texas ("BCC") a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $80,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $4,179,000. These assets are being amortized on a straight line basis over a fifteen year period.

        Effective as of the close of business on August 31, 1994, First State Bank and Trust Company, Port Lavaca, Texas ("LAVACA"), a wholly-owned subsidiary of Michigan National Corporation ("MNC"), was merged with IBC. At the date of closing, total assets acquired were approximately $254,000,000. The acquisition was accounted for as a purchase. IBC recorded intangible assets, goodwill and core deposit premium, totaling approximately $8,300,000. These assets are being amortized on a straight line basis over a fifteen year period.

                                        8
Note 3 - Investment Securities

        The Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify debt and equity securities into one of these categories: held-to-maturity, available-for-sale, or trading. SFAS No. 115 also states that these classifications need to be reassessed for appropriate classification at each reporting date. Securities classified as "held-to-maturity" are to be carried at amortized cost for financial statement reporting, while securities classified as "available for sale" and "trading" are to be carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available- for-sale" are excluded from net income and reported at a net amount as a separate component of shareholders' equity until realized. The Company adopted SFAS No. 115 on January 1, 1994. A summary of the investment securities held for investment and securities available for sale is as follows:
                                                         June 30,      June 30,
                                                           1995          1994
                                                       ----------     ----------
                                                         (Dollars in Thousands)

U. S. Treasury and federal agencies
       Held to maturity ..........................     $  584,661        488,967
       Available for sale ........................        839,765        512,714
States and political subdivisions
       Held to maturity ..........................          8,624          9,111
       Available for sale ........................         24,919         23,492
Other
       Held to maturity ..........................          3,640            715
       Available for sale ........................         14,215         11,547
                                                       ----------     ----------
               Total investment securities .......     $1,475,824      1,046,546
                                                       ==========     ==========

The Company may invest in collateralized mortgage obligations and structured notes however, such investments in the portfolio at June 30, 1995 are not significant to the financial position of the Company.

Note 4 - Allowance for Possible Loan Losses

     A summary of the allowance for possible loan losses follows:

                                                          Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                         1995            1994
                                                       --------        --------
                                                         (Dollars in Thousands)

Balance at January 1 ...........................       $ 17,025          13,831

     Losses charged to allowance ...............         (1,354)           (701)
     Recoveries credited to allowance ..........            309           1,174
                                                       --------        --------
     Net (losses) recoveries charged
       to allowance ............................         (1,045)            473

     Provisions charged to operations ..........          2,457           1,825
                                                       --------        --------
     Allowances acquired in purchase
       transactions ............................            332            --
                                                       --------        --------
Balance at June 30 .............................       $ 18,769          16,129
                                                       ========        ========
                                        9

        On January 1, 1995, the Company adopted SFAS 114 as amended by SFAS 118. The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent. Amounts received on non- accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

        At June 30, 1995, the recorded investment in loans considered impaired was approximately $15,374,000, including three trouble debt restructured loans in the amount of approximately $1,944,000. The allowance for possible loan losses related to impaired loans totaled approximately $2,105,000. The average recorded investment in impaired loans during the six months ended June 30, 1995 (using December 31, 1994 and June 30, 1995 balances), was approximately $13,687,000.

        The following table shows, for those loans accounted for as impaired loans, the gross interest that would have been recorded if the loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for the period.
                                                             For the Six
                                                             Months Ended
                                                            June 30, 1995
                                                        ----------------------
                                                        (Dollars in Thousands)

Principal amount at June 30, 1995 .......................       $15,374
                                                                =======
Interest income in accordance with original terms .......           861
Interest income recognized ..............................           563
                                                                -------
Net impact on interest income ...........................       $   298
                                                                -------

        Management of the Company recognizes the risks associated with these impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.

        The Company had previously measured the allowance for credit losses using methods similar to the prescribed method in SFAS 114. As a result, no additional provision was required by the adoption of SFAS 114. The subsidiary banks charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a "loss" by bank examiners. Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. Generally, unsecured consumer loans are charged-off when 90 days past due.

        While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 1995, was adequate to absorb possible losses from loans in the portfolio at that date.
                                       10

Note 5 - Stock and Cash Dividends and Stock Options

     Per share data for 1994 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 19, 1994 which resulted in the issuance of 1,286,752 shares of Common Stock. A special cash dividend of a $1.10 per share was paid to holders of record of Common Stock on March 24, 1994. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on April 3, 1995 for all holders of Common Stock of record on May 18,1995 and May 19,1995, respectively, and said dividends were paid on June 12, 1995.

     The Company does not have a formal stock repurchase program. However, the Company may occasionally repurchase additional shares. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $8,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $8,000,000 cap will occur in the future.

     The Company maintains a stock option plan, pursuant to which a total of 601,395 shares of the Company's common stock has been reserved for issuance. As of June 30, 1995 options to acquire 584,518 shares of common stock remain outstanding. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

Note 6 -  Legal Proceedings

     The Company is involved in various legal proceedings that are in various stages of litigation by the Company and its legal counsel. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company has determined, based on discussions with its counsel, that any material loss in such action, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material. However, many of these matters are in various stages of proceedings and further developments could cause Management to revise its assessment of these matters.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the second quarter of 1995 was $9,187,000 or $1.33 per share compared to $9,548,000 or $1.36 per share in the corresponding 1994 period. Total assets at June 30, 1995 were $2,907,274,000 which represents a 29% increase over total assets of $2,257,560,000 at June 30, 1994 and a 9% increase over total assets of $2,659,392,000 as of December 31, 1994. Deposits at June 30, 1995 were $2,003,843,000 an increase of 13% over the $1,769,476,000 amount reported at June 30, 1994, and a decrease of 3% from the $2,061,638,000 amount reported at December 31, 1994. Total loans at June 30, 1995 increased 17% to $1,213,881,000 from $1,033,344,000 reported at June 30, 1994 and increased 6%
over the $1,146,399,000 amount reported at December 31, 1994. The increase in assets during the first six months of 1995, is partially the result of the acquisition of The Bank of Corpus Christi, Corpus Christi, Texas, ("BCC"), (see note 2 of notes to consolidated financial statements). Also, reflected in total assets is the increase in repurchase agreements with the Federal Home Loan Bank of Dallas ("FHLB") from $180,000,000 at December 31, 1994 to $410,000,000 at
June 30, 1995, which funds were used to expand the earning asset base of the Company.

     In order to achieve a net yield that is relatively immune to major swings in market rates, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the second quarter of 1995 increased $3,790,000 (17%) over the same period in 1994. The Company's average balances of domestic and foreign loans increased for the second quarter of 1995 to $1,143,466,000 compared to $994,076,000 for the same period in 1994. Interest and fees on loans for the second quarter in 1995 increased $8,135,000 (35%) compared to the second quarter in 1994, and the six month period ended June 30, 1995 reflects an increase in interest and fees on loans of $17,430,000 (4%) compared to the same period in 1994.

     Investment securities increased 41% to $1,475,824,000 at June 30, 1995 from $1,046,546,000 at June 30, 1994. Time deposits with other banks decreased to $396,000 at June 30, 1995, representing a 56% decrease from $891,000 compared to June 30, 1994. Total federal funds sold increased to $3,500,000 (17%) at June 30, 1995 from $3,000,000 for the second quarter of 1994. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax.

     Interest income on taxable and tax exempt investment securities for the second quarter in 1995 increased $10,126,000 (77%) over the same quarter in 1994 and increased $18,985,000 (76%) for the six month period ended June 30, 1995 as compared to the same period in 1994. Interest income on time deposits with banks and federal funds sold for the second quarter in 1995 increased $19,000 (11%) from the same quarter in 1994 and decreased $199,000 (35%) for the six month period ended June 30, 1995 as compared to the same period in 1994. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 1995 increased $18,177,000 (50%) over the same quarter in 1994. The increase in total interest income was primarily due to the increase in the volume of earning assets relating to the 1995 and 1994 acquisitions (see note 2 of notes to the consolidated financial statements), the expansion of assets funded by repurchase agreements and certificates of indebtedness with the FHLB as well as higher interest rates.

     Total interest expense for savings deposit, time deposits and other borrowings increased $14,387,000 (101%) for the second quarter of 1995 over the same quarter in 1994 and increased $27,015,000 (100%) for the six month period ended June 30, 1995 over the same period in 1994. The increase in total interest expense was largely due to the increase in the repurchase agreements and higher interest rates. As a result, net interest income for the second quarter of 1995 increased $3,790,000 or 17% over the same period in 1994 and increased $9,116,000 (21%) for the six month period ended June 30, 1995 over the corresponding period in 1994. This increase is attributed to the Company's continued growth in earning assets, particularly in investment securities and loans, which has resulted in the maintenance of an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income decreased $21,000 to $6,132,000 in the second quarter of 1995 as compared to $6,153,000 for the quarter ended June 30, 1994 and increased $2,334,000 (21%) to $13,431,000 for the six month period ended June 30, 1995 as compared to $11,097,000 for the six months ended June 30, 1994. The overall increase is due to the Company's efforts to improve non-interest income.

     Non-interest expense increased $3,302,000 (24%) to $17,174,000 for the second quarter of 1995 as compared to $13,872,000 for the quarter ended June 30, 1994 and increased $5,584,000 (21%) to $32,372,000 for the six month period ended June 30, 1995 as compared to $26,788,000 for the six months ended June 30, 1994. The increase is largely due to the increased operations at each of the subsidiary banks.

     The allowance for possible loan losses increased $295,000 in the second quarter of 1995 as compared to the $1,230,000 increase in the second quarter of 1994. For the first six months of 1995, provision for possible loan losses was $2,457,000 compared to $1,825,000 for the first six months of 1994. The Company continues to maintain an aggressive loan loss provision due to the increase in the size of the loan portfolio and an uncertain economy. The Company charged off $1,105,000 against the allowance for possible loan losses during the second quarter of 1995 compared to $653,000 in the second quarter for the prior year. For the six month period ending June 30, 1995 net losses charged against the allowance for possible loan losses amounted to $1,045,000 compared to net recoveries charged against the allowance for possible loan losses of $473,000 for the six months ended June 30, 1994. The allowance for possible loan losses was 1.55% of June 30, 1995 loans, net of unearned income, compared to 1.57% of the corresponding period in 1994 and 1.49% at December 31, 1994.

     On June 30, 1995, the Company had $2,907,274,000 of consolidated assets of which approximately $116,063,000 or 4% were related to loans outstanding to borrowers from Mexico. Of the $116,063,000, 85% is directly or indirectly secured by U. S. assets, principally certificates of deposits and real estate; 9% is secured by Mexican real estate, 1% is Mexican sovereign debt extended to Mexican banks; 2% is unsecured; 2% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. The Company will continue to monitor the effect of the peso devaluation.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high yield investment opportunities as they arise. The subsidiary banks of the Company derive their liquidity largely from deposits of individuals and business entities. Other important funding sources for the Company's bank subsidiaries during 1994 and 1995 have been securities sold under agreement to repurchase, FHLB certificates of indebtedness and large time certificates of deposit requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distributions. Primary liquidity of the Company has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.

     The Company had a leverage ratio of 6.84% and 7%, risk-weighted Tier 1 capital ratio of 13.41% and 13.19% and risk-weighted total capital ratio of 14.57% and 14.30% for June 30, 1995 and December 31, 1994, respectively, which June 30, 1995 ratio reflects the deduction of the goodwill and core deposit intangible booked of approximately $4,062,000 in connection with the BCC transaction. The amounts are well above the minimum regulatory requirements.

     As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 1995 is illustrated in the table on page 14. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability sensitive during the early time periods and becomes asset sensitive in the longer periods.

     The Company's Asset and Liability Committee reviews semi-annually the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position. The Company uses modeling of future events as a primary tool for monitoring interest rate risk. The Federal banking agencies are preparing to issue a final rule on the interest rate component of risk based capital, which will require the banking agencies to take into account the effect interest rates can have on a bank's capital. Adjustments to the Company's interest rate risk position will be considered when the new rule takes effect.

     The Company will depend upon earnings of subsidiaries, in addition to borrowed funds, to finance its future cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first six months of 1995 and expects to continue to fund during 1995 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      INTEREST RATE SENSITIVITY (Unaudited)

                             (Dollars in Thousands)

                                                   RATE/MATURITY      RATE/MATURITY    RATE/MATURITY
June 30, 1995                                        3 MNTHS          OVER 3 MNTHS       OVER 1 YR      RATE/MATURITY
(Dollars in Thousands)                               OR LESS            TO  1 YR         TO 5 YRS        OVER 5 YRS          TOTAL
                                                   -------------      -------------    -------------    -------------      ---------
SECTION A
RATE SENSITIVE ASSETS
FED FUNDS SOLD ..............................            3,500              --                --               --              3,500
DUE FROM BANK INT EARNING ...................               99               297              --               --                396
INVESTMENT SECURITIES .......................           89,830           237,928         1,146,958            1,108        1,475,824
LOANS, NET OF NON-ACCRUALS ..................          934,507            94,064            87,322           92,312        1,208,205
                                                     ---------         ---------         ---------        ---------        ---------
TOTAL EARNING ASSETS ........................        1,027,936           332,289         1,234,280           93,420        2,687,925
                                                     ---------         ---------         ---------        ---------        ---------
CUMULATIVE EARNING ASSETS ...................        1,027,936         1,360,225         2,594,505        2,687,925
                                                     =========         =========         =========        =========        =========
SECTION B
RATE SENSITIVE LIABILITIES
TIME DEPOSITS ...............................          574,138           505,989           136,497              201        1,216,825
OTHER INT BEARING DEPOSITS ..................          514,282              --                --               --            514,282
FED FUNDS PURCHASED & REPOS .................          507,612            33,531             1,669             --            542,812
OTHER BORROWINGS ............................          123,000              --                --               --            123,000
                                                     ---------         ---------         ---------        ---------        ---------
TOTAL INTEREST BEARING LIABILITIES ..........        1,719,032           539,520           138,166              201        2,396,919
                                                     ---------         ---------         ---------        ---------        ---------
     TOTAL SENSITIVE LIABILITIES ............        1,719,032         2,258,552         2,396,718        2,396,919
                                                     =========         =========         =========        =========        =========
SECTION C
REPRICING GAP ...............................         (691,096)         (207,231)        1,096,114           93,219          291,006
CUMULATIVE REPRICING GAP ....................         (691,096)         (898,327)          197,787          291,006
RATIO OF INTEREST-SENSITIVE
  ASSETS TO LIABILITIES .....................             .60               .62              8.93             --               1.12
RATIO OF CUMULATIVE, INTEREST-SENSITIVE
  ASSETS TO LIABILITIES .....................             .60               .60              1.08             1.12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held May 18, 1995 for the consideration of the following items which were approved by the number of votes set forth:
                                                Votes        Votes      Votes
                                                 For        Against   Abstained
                                              ---------     -------   ---------
1)  To elect ten (10) directors of the
    Company until the next Annual
    Meeting of Shareholders and until
    their successors are elected and
    qualified; The following directors,
    constituting the entire board of
    directors, were elected:

    Lester Avigael ......................     4,158,008       NONE       NONE
    R. David Guerra .....................     4,158,008       NONE       NONE
    Irving Greenblum ....................     4,158,008       NONE       NONE
    Richard E. Haynes ...................     4,157,908        100       NONE
    Roy Jennings, Jr ....................     4,158,008       NONE       NONE
    Sioma Neiman ........................     4,158,008       NONE       NONE
    Dennis E. Nixon .....................     4,157,146        862       NONE
    Leonardo Salinas ....................     4,147,582     10,426       NONE
    A.R. Sanchez Jr .....................     4,158,008       NONE       NONE
    Alberto A. Santos ...................     4,158,008       NONE       NONE

2)  To approve the appointment of
    independent auditors for the 1995
    fiscal year .........................     4,157,237        187       584

3)  To consider and vote upon a proposal
    to amend the Certificate of
    Incorporation of the Company to
    increase the number of authorized
    shares of Common Stock of the
    Company .............................     4,122,282     27,531     8,195

4)  To approve and adopt an Agreement
    and Plan of Merger providing for the
    merger of the Company into a
    wholly-owned Texas subsidiary for
    purposes of changing the state of
    incorporation of the Company from
    Delaware to Texas and effecting
    certain changes in the Certificate
    of Incorporation and the By-Laws
    of the Company ......................     4,151,163      1,222     5,623

5)  To transact such other business as
    may lawfully come before the meeting
    or any adjournment thereof. Proxies
    were solicited pursuant to Schedule
    14A under the Securities Exchange
    Act of 1934 .........................          NONE       NONE      NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

(b)   REPORT ON FORM 8K

      A report on Form 8-K was filed on June 20, 1995, reporting the reincorporation of the Company from Delaware to Texas.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTERNATIONAL BANCSHARES CORPORATION

Date:  August 9, 1995         /S/ DENNIS E. NIXON
                                  Dennis E. Nixon
                                  President

Date:  August 9, 1995         /S/ ARNOLDO CISNEROS
                                  Arnoldo Cisneros
                                  Secretary-Treasurer (Chief Accounting Officer)