Form 10-Q
period 1995-09-30
INTERNATIONAL BANCSHARES CORP
filed 1995-11-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  SEPTEMBER 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________  to ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                           SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value             6,923,664 shares outstanding at
                                                    November 9, 1995

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (Dollars in Thousands)

                                                     September 30,  December 31,
           ASSETS                                         1995          1994
           ------                                    -------------  ------------
                                                       (Unaudited)

Cash and due from banks                               $    87,230        86,200
Federal funds sold                                         21,000         4,000
                                                        ---------     ---------

             Total cash and cash equivalents              108,230        90,200

Time deposits with banks                                      689           495
Investment securities:
  Held to maturity at amortized cost
    (Market value of $574,302 on September 30, 1995
    and $612,420 on December 31, 1994)                    574,079       647,832
  Available for sale at market value
    (Amortized cost of $894,731 on September 30, 1995
    and $671,957 on December 31, 1994)                    906,870       646,402
                                                        ---------     ---------

             Total investment securities                1,480,949     1,294,234

Loans:
  Commercial, financial and agricultural                  733,573       664,449
  Lease financing receivable, net                           3,910         3,910
  Real estate - mortgage                                  205,719       201,998
  Real estate - construction                               39,777        46,584
  Consumer                                                124,439       122,751
  Foreign                                                 121,429       106,707
                                                        ---------     ---------

             Total loans                                1,228,847     1,146,399

  Less unearned discounts                                  (3,691)       (3,885)
                                                        ---------     ---------

             Loans, net of unearned discounts           1,225,156     1,142,514

  Less allowance for possible loan losses                 (19,668)      (17,025)
                                                        ---------     ---------

             Net loans                                  1,205,488     1,125,489
                                                        ---------     ---------

Bank premises and equipment, net                           77,889        70,686
Accrued interest receivable                                23,714        20,941
Other assets                                               57,238        57,347
                                                        ---------     ---------

             Total assets                             $ 2,954,197     2,659,392
                                                        =========     =========

                                                                   (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                     September 30,  December 31,
                                                         1995           1994
                                                     -------------  ------------
                                                      (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing                    $   275,494       274,563
     Savings and interest bearing demand                  554,307       562,824
     Time                                               1,232,744     1,224,251
                                                        ---------     ---------

             Total deposits                             2,062,545     2,061,638

   Federal funds purchased and securities
     sold under repurchase agreements                     459,776       284,113
   Other borrowed funds                                   181,250       123,500
   Other liabilities                                       19,660        11,605
                                                        ---------     ---------

             Total liabilities                          2,723,231     2,480,856
                                                        ---------     ---------

Shareholders' equity:
   Common stock of $1.00 par value
     Authorized 15,000,000 shares;
     issued 8,144,768 shares at
     September 30, 1995 and 6,466,307
     shares at December 31, 1994                            8,145         6,466
   Surplus                                                 10,519        10,154
   Retained earnings                                      212,037       185,685
   Net unrealized holding gains (losses) on
     available for sale securities, net of
     Federal Income Taxes                                   7,890       (16,611)
                                                        ---------     ---------

                                                          238,591       185,694

   Less cost of shares in treasury
     (1,225,612 shares at September 30, 1995 and
      971,257 shares at December 31, 1994)                 (7,625)       (7,158)
                                                        ---------     ---------

             Total shareholders' equity                   230,966       178,536
                                                        ---------     ---------

             Total liabilities and
                shareholders' equity                  $ 2,954,197     2,659,392
                                                       ==========     =========

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, except per share data)

                                            Three Months Ended      Nine Months Ended
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            ------------------      -----------------
                                             1995        1994        1995      1994
                                             ----        ----        ----      ----
Interest income:
   Loans, including fees                  $ 31,487      25,471      92,779    69,333
   Time deposits with banks                      6           9          22        30
   Federal funds sold                          214         223         574       777
   Investment securities:
     Taxable                                24,399      15,854      67,302    39,990
     Tax-exempt                                459         487       1,391     1,201
     Other interest income                     104         127         314       422
                                            ------      ------      ------    ------

             Total interest income          56,669      42,171     162,382   111,753
                                            ------      ------     -------   -------

Interest expense:
   Savings deposits                          4,077       2,708      12,428     7,211
   Time deposits                            16,033      11,387      45,880    29,958
   Federal funds purchased and securities
     sold under repurchase agreements        7,329       3,399      19,362     7,170
   Other borrowings                          2,472         514       6,262       646
   Subordinated debt                           -           -           -          29
                                            ------      ------      ------    ------

             Total interest expense         29,911      18,008      83,932    45,014
                                            ------      ------      ------    ------

             Net interest income            26,758      24,163      78,450    66,739

Provision for possible loan losses           1,278         917       3,735     2,742
                                            ------      ------      ------    ------

             Net interest income after
                provision for possible
                loan losses                 25,480      23,246      74,715    63,997
                                            ------      ------      ------    ------

Non-interest income:
   Service charges on deposit accounts       1,251       1,145       3,647     3,386
   Other service charges, commissions
     and fees                                3,026       3,091       8,892     8,792
   Insurance premiums earned                   152         135         435       411
   Investment securities transactions         (127)       (237)       (109)     (793)
   Net profit of operations for other
     real estate owned                         -           204         -         821
   Other income                              2,337       1,671       7,205     4,489
                                            ------      ------      ------    ------

             Total non-interest income       6,639       6,009      20,070    17,106
                                            ------      ------      ------    ------

                                                                  (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - continued

                  (Dollars in Thousands, except per share data)

                                            Three Months Ended      Nine Months Ended
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            ------------------      -----------------
                                             1995        1994        1995      1994
                                             ----        ----        ----      ----

Non-interest expense:
   Employee compensation and benefits        6,367       5,618      18,828    15,801
   Occupancy                                 1,698       1,131       3,291     2,684
   Depreciation of premises and equipment    1,640       1,501       4,967     4,407
   Regulatory and deposit insurance fees     1,307       1,250       4,026     3,415
   Professional fees                           582         433       1,432     1,023
   Net cost of operations for other real
     estate owned                               53         -           121      -
   Other                                     5,189       4,619      16,543    14,010
                                            ------      ------      ------    ------

             Total non-interest expense     16,836      14,552      49,208    41,340
                                            ------      ------      ------    ------

             Income before income taxes     15,283      14,703      45,577    39,763

Income taxes                                 4,914       4,866      14,829    12,281
                                           -------      ------      ------    ------

             Net Income                   $ 10,369       9,837      30,748    27,482
                                            ------      ------      ------    ------

Per share (Note 5):

   Net income - primary                   $   1.51        1.40        4.49       3.91

   Net income - fully diluted             $   1.51        1.40        4.49       3.91

   Weighted average number of shares
     outstanding                         6,854,310   7,038,235   6,854,310  7,038,235

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                              Nine Months Ended
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              1995        1994
                                                              ----        ----
Operating activities:

  Net income                                              $  30,748      27,482

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses                      3,735       2,742
      Recoveries on charged-off loans                           487       1,479
      Net cost (profit) of operations for other
        real estate owned                                       121        (821)
      Depreciation of bank premises and equipment             4,967       4,407
         Accretion of investment security discounts          (1,349)       (367)
      Amortization of investment security premiums            8,773      10,887
      Realized loss on investment securities
        transactions, net                                       109         793
      Gain on sale of bank premises and equipment               (46)        (20)
      Increase in accrued interest receivable                (1,843)     (3,633)
      Increase (decrease) in other liabilities                7,747     (23,471)
                                                            --------    --------

            Net cash provided by operating activities        53,449      19,478
                                                            -------     -------
Investing activities:

  Cash acquired in purchase transactions                      7,123      21,938
  Proceeds from maturities of securities                     25,588       3,567
  Purchases of held to maturity securities                      -      (196,889)
  Proceeds from sales of available for sale securities       84,117     291,020
  Purchases of available for sale securities               (371,902)   (497,148)
  Principal collected on mortgage-backed securities         144,080     210,513
  Principal collected on other investment securities            -            15
  Proceeds from matured time deposits with banks                297         695
  Purchases of time deposits with banks                        (491)       (198)
  Net increase in loans                                     (47,178)    (57,986)
  Net increase in other assets                               (2,142)    (11,467)
  Purchase of bank premises and equipment                    (8,546)     (9,553)
  Proceeds from sale of bank premises and equipment              79          70
                                                            -------    --------

              Net cash used in investing activities        (168,975)   (245,423)
                                                           --------    --------

                                                               (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                               Nine Months Ended
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                               1995       1994
Financing activities:

  Net (decrease) increase in non-interest bearing
    demand deposits                                       $  (16,321)    16,344
  Net (decrease) increase in savings and interest
    bearing demand deposits                                  (57,283)    11,046
  Net (decrease) increase in time deposits                   (13,809)    69,319
  Net increase in federal funds purchased and
    securities sold under repurchase agreements              166,038     90,914
  Proceeds from issuance of other borrowed funds              94,500    120,000
  Principal payments on other borrowed funds                 (36,750)      (750)
  Principal payments on subordinated debt                        -       (1,451)
  Purchase of treasury stock                                    (467)      (459)
  Proceeds from exercise of stock options                        419        580
  Payments of cash dividends                                  (2,762)    (6,013)
  Payments of cash in lieu of fractional shares                   (9)       -
                                                             -------    -------

            Net cash provided by financing activities        133,556    299,530
                                                             -------    -------

            Increase in cash and cash equivalents             18,030     73,585

  Cash and cash equivalents
    at beginning of year                                      90,200     59,554
                                                             -------    -------
  Cash and cash equivalents
    at end of period                                      $  108,230    133,139
                                                             =======    =======


  Supplemental cash flow information:
    Interest paid                                         $   88,609     46,351
    Income taxes paid                                         14,046     15,077


  Supplemental schedule of noncash investing and
    financing activities relating to the purchase
    transactions:
      Loans acquired                                      $   37,043     48,991
      Investment securities and other assets acquired         54,087    183,030
      Deposit liabilities assumed                             98,253    253,959


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

Note 2 - Acquisitions

      Effective September 8, 1995, Stone Oak National Bank, in San Antonio, Texas ("SONB") a national banking association organized under the laws of the United States, was merged with and into IBC. At the date of closing, total assets acquired were approximately $18,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $1,387,000. These assets are being amortized on a straight line basis over a fifteen year period.

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

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investment Securities

         The Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify debt and equity securities into one of these categories: held-to-maturity, available-for-sale, or trading. SFAS No. 115 also states that these classifications need to be reassessed for appropriate classification at each reporting date. Securities classified as "held-to-maturity" are to be carried at amortized cost for financial statement reporting, while securities classified as "available for sale" and "trading" are to be carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available- for-sale" are excluded from net income and reported at a net amount as a separate component of shareholders' equity until realized. The Company adopted SFAS No. 115 on January 1, 1994. A summary of the investment securities held to maturity and securities available for sale is as follows:

                                             September 30,     September 30,
                                                 1995              1994
                                             -------------     -------------
                                                  (Dollars in Thousands)

         U. S. Treasury and federal agencies
                  Held to maturity                 $   561,651           503,176
                  Available for sale                   866,826           735,833
         States and political subdivisions
                  Held to maturity                       8,635            10,688
                  Available for sale                    25,273            26,214
         Other
                  Held to maturity                       3,793               715
                  Available for sale                    14,771            12,261
                                                       -------           -------

                  Total investment securities      $ 1,480,949         1,288,887
                                                     =========         =========

The Company may invest in collateralized mortgage obligations and structured notes however, such investments in the portfolio at September 30, 1995 are not significant to the financial position of the Company.

Note 4 - Allowance for Possible Loan Losses

     A summary of the allowance for possible loan losses follows:

                                                         Nine Months Ended
                                                            SEPTEMBER 30,
                                                         -----------------
                                                          1995        1994
                                                          ----        ----
                                                       (Dollars in Thousands)

Balance at January 1                                   $ 17,025      13,831

     Losses charged to allowance                         (2,014)       (999)
     Recoveries credited to allowance                       487       1,479
                                                          -----       -----

        Net (losses) recoveries charged to allowance     (1,527)        480

     Provisions charged to operations                     3,735       2,742

     Allowance acquired in purchase transaction             435         444
                                                          -----       -----

Balance at September 30                                $ 19,668      17,497
                                                         ======      ======

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

         At September 30, 1995, the recorded investment in loans considered impaired was approximately $14,740,000, including three trouble debt restructured loans in the amount of approximately $1,944,000. The allowance for possible loan losses related to impaired loans totaled approximately $2,269,000. The average recorded investment in impaired loans during the nine months ended September 30, 1995 (using December 31, 1994, June 30, 1995 and September 30, 1995 balances), was approximately $14,038,000.

         The following table shows, for those loans accounted for as impaired loans, the gross interest that would have been recorded if the loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for the period.

                                                      For the Nine months ended
                                                         September 30, 1995
                                                       (Dollars in Thousands)

    Principal amount at September 30, 1995                    $ 14,740
                                                                ======

    Interest income in accordance with original terms            1,241
    Interest income recognized                                     659
                                                                   ---

    Net impact on interest income                             $    582
                                                                   ===

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

         While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 1995, was adequate to absorb possible losses from loans in the portfolio at that date.

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

     The Company maintains a stock option plan, pursuant to which a total of 587,728 shares of the Company's common stock has been reserved for issuance. As of September 30, 1995 options to acquire 570,226 shares of common stock remain outstanding. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the third quarter of 1995 was $10,369,000 or $1.51 per share -primary (and $1.51 per share - fully diluted) compared to $9,837,000 or $1.40 per share - primary (and $1.40 per share - fully diluted) in the corresponding 1994 period. Net income for the nine month period was $30,748,000 or $4.49 per share-primary (and $4.49 per share - fully diluted) compared with $27,482,000 or $3.91 per share-primary (and $3.91 per share fully diluted) for the first nine month ended September 30, 1994.

         At the end of September 30, 1995, the Company's total assets were $2,954,197,000, which represents a $294,805,000 (11%) increase over total assets of $2,659,392,000 as of December 31, 1994 and a $290,952,000 (11%) increase over total assets of $2,663,245,000 September 30, 1994. Deposits at September 30, 1995 were $2,062,545,000 an increase of $907,000 a less than one percent change over the $2,061,638,000 amount reported at December 31, 1994, and a $16,051,000 (1%) increase over the $2,046,494,000 amount reported at September 30, 1994. Total loans at September 30, 1995 were $1,228,847,000 an increase of $82,448,000 (7%) over the $1,146,399,000 amount reported for December 31, 1994 and a $106,826,000 (10%) increase over the $l,122,021,000 amount reported at September 30, 1994. The increase in assets and deposits during the first nine months of 1995, is partially the result of the acquisitions of The Bank of Corpus Christi, Corpus Christi, Texas, ("BCC") and the Stone Oak National Bank, San Antonio, Texas, ("SONB"), (see note 2 of notes to consolidated financial statements). During the third quarter the Company reflects in total assets $178,500,000 of certificates of indebtedness with the Federal Home Loan Bank of Dallas ("FHLB"). Also, reflected in total assets is the increase in repurchase agreements with the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") to $355,000,000 at September 30, 1995, from $180,000,000 of repurchase agreements with FHLB at December 31, 1994, which funds were used to expand the earning asset base of the Company.

     In order to achieve a net yield that is relatively immune to major swings in market rates, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. In spite of volatile interest rates and an uncertain economy, net interest income, the difference between the cost of funds and the income earned through the investment of those funds, continues to grow each quarter. Net interest income for the third quarter of 1995 increased $2,595,000 (11%) over the same period in 1994 and increased $11,711,000 (18%) for the first nine months of 1995 over the corresponding period in 1994. The Company's average balances of domestic and foreign loans increased to $1,184,288,000 at September 30, 1995 compared to $1,028,709,000 for the same period in 1994. Interest and fees on loans for the third quarter in 1995 increased $6,016,000 (24%) compared to the third quarter in 1994, and the nine month period ended September 30, 1995 reflects an increase in interest and fees on loans of $23,446,000 (34%) compared to the same period in 1994.

     Investment securities increased 15% to $1,480,949,000 at September 30, 1995 from $1,288,887,000 at September 30, 1994. Time deposits with other banks decreased to $689,000 at September 30, 1995, representing an 13% decrease from $792,000 compared to September 30, 1994. Total federal funds sold decreased to $21,000,000 (63%) at September 30, 1995 from $56,000,000 for the first nine months of 1994. The decreased investment in time deposits with other banks and federal funds sold was largely due to alternative investment opportunities, as evidenced by the Company's increase in investment securities and loan portfolio. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax.

         Interest income on taxable and tax exempt investment securities for the third quarter in 1995 increased $8,517,000 (52%) from the same quarter in 1994 and increased $27,502,000 (67%) for the nine month period ended September 30, 1995 as compared to the same period in 1994. Interest income on federal funds sold for the third quarter in 1995 decreased $9,000 (4%) from the same quarter in 1994 and decreased $203,000 (26%) for the third month period ended September 30, 1995 as compared to the same period in 1994. Interest income on time deposits with banks decreased $3,000 (33%) for the third quarter of 1995 as compared to the same quarter in 1994 and decreased $8,000 (27%) for the nine month period ended September 30, 1995, as compared to the same period in 1994. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter of 1995 increased $14,498,000 (34%) from the same quarter in 1994 and increased $50,629,000 (45%) for the nine month period ended September 30, 1995 from the same period in 1994. The increase in total interest income was primarily due to the increase in the volume of earning assets relating to the 1995 and 1994 acquisitions ( see note 2 of notes to the consolidated financial statements), the expansion of assets funded by repurchase agreements with the FNMA and FHLMC and certificates of indebtedness with the FHLB as well as higher interest rates.

         Total interest expense for savings deposits, time deposits and other borrowings increased $11,903,000 (66%) for the third quarter of 1995 over the same quarter in 1994 and increased $38,918,000 (86%) for the nine month period ended September 30, 1995 over the same period in 1994. This increase in total interest expense was largely due to the increase in the repurchase agreements and higher interest rates. Net interest income for the third quarter in 1995 increased $2,595,000 (11%) over the same period in 1994 and increased $11,711,000 (18%) for the nine month period ended September 30, 1995 over the corresponding period in 1994. This increase is attributed to the Company's investments in earning assets, particularly in the loans and investment securities portfolio, which has resulted in the maintenance of an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income increased $630,000 (10%) to $6,639,000 for the third quarter of 1995 as compared to $6,009,000 for the quarter ended September 30, 1994 and increased $2,964,000 (17%) to $20,070,000 for the nine month period ended September 30, 1995 as compared to $17,106,000 for the nine months ended September 30, 1994. The overall increase is due to the Company's efforts to improve non-interest income.

     Non-interest expense increased $2,284,000 (16%) to $16,836,000 for the third quarter of 1995 as compared to $14,552,000 for the quarter ended September 30, 1994 and increased $7,868,000 (19%) to $49,208,000 for the nine month period ended September 30, 1995 as compared to $41,340,000 for the nine months ended September 30, 1994. This increase in non-interest expense is primarily due to the increased operations at each of the subsidiary banks.

     The allowance for possible loan losses increased $899,000 in the third quarter of 1995 as compared to the $1,368,000 increase in the third quarter of 1994. For the first nine months of 1995, provision for possible loan losses was $3,735,000 compared to $2,742,000 for the first nine months of 1994. The Company continues to maintain an aggressive loan loss provision due to the increase in the size of the loan portfolio and an uncertain economy. The Company charged off $660,000 against the allowance for possible loan losses during the third quarter of 1995 compared to $298,000 in the third quarter for the prior year. For the nine month period ending September 30, 1995 net losses charged against the allowance for possible loan losses amount to $1,527,000 compared to net recoveries charged against the allowance for possible loan losses of $480,000 for the nine months ended September 30, 1994. The allowance for possible loan losses was 1.61 % of September 30, 1995 loans, net of unearned income, compared to 1.56% at September 30, 1994 and 1.49% at December 31, 1994.

     On September 30, 1995, the Company had $2,954,197,000 of consolidated outstanding assets of which approximately $123,208,000 or 4% were related to Mexico. Of the $123,208,000, 84% is directly or indirectly secured by U. S. assets, principally certificates of deposits and real estate; 1% is Mexican sovereign debt extended to Mexican banks; 10% is secured by Mexican real estate, 2% are unsecured; 2% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. The Company will continue to monitor the effect of the peso devaluation.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the Company's ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high yield investment opportunities as they arise. The subsidiary banks of the Company derive their liquidity largely from deposits of individuals and business entities; however, the deposits are not growing at as high a rate as they did in the past. Consequently, the Company is relying more on other funding sources. Other important funding sources for the Company's bank subsidiaries during 1994 and 1995 have been securities sold under agreement to repurchase, FHLB certificates of indebtedness and large time certificates of deposit requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distributions. Primary liquidity of the Company has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.

     The Company had a leverage ratio of 7.11% and 7%, risk-weighted Tier 1 capital ratio of 13.95% and 13.19% and risk-weighted total capital ratio of 15.17% and 14.30% for September 30, 1995 and December 31, 1994, respectively, which September 30, 1995 ratio reflects the deduction of the goodwill and core deposit intangible booked of approximately $5,566,000 in connection with the BCC and SONB transactions. The amounts are well above the minimum regulatory requirements.

         As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 1995 is illustrated in the table on page 15. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability sensitive during the early time periods and becomes asset sensitive in the longer periods.

     The Company's Asset and Liability Committee reviews semi-annually the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position. The Company uses modeling of future events as a primary tool for monitoring interest rate risk. The Federal banking agencies issued a final rule on the interest rate component of risk based capital, which requires the banking agencies to take into account the effect interest rates can have on a bank's capital. The federal banking agencies have proposed an interagency supervisory policy to establish a uniform framework for measuring banks' interest rate exposures. Adjustments to the Company's interest rate risk position will be considered in conjunction with the new rule and the policy statement.

     The Company will depend upon earnings of subsidiaries, in addition to borrowed funds, to finance its future cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first nine months of 1995 and expects to continue to fund during 1995 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                          RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
     September 30, 1995                      3 MNTHS     OVER 3 MNTHS     OVER 1 YR                     TOTAL
     (Dollars in Thousands)                  OR LESS       TO  1 YR       TO 5 YRS      OVER 5 YRS
     ==========================================================================================================
     SECTION A
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS
     FED FUNDS SOLD                          21,000           -              -               -          21,000
     DUE FROM BANK INT EARNING                  -             689            -               -             689
     INVESTMENT SECURITIES                  123,664       222,344      1,133,898           1,043     1,480,949
     LOANS, NET OF NON-ACCRUALS             947,259        98,793         85,342          87,244     1,218,638
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                 1,091,923       321,826      1,219,240          88,287     2,721,276
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS            1,091,923     1,413,749      2,632,989       2,721,276     2,721,276

     ==========================================================================================================
     SECTION B
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                          556,777       539,130        136,643             194     1,232,744
     OTHER INT BEARING DEPOSITS             554,307           -              -               -         554,307
     FED FUNDS PURCHASED & REPOS            442,898        16,878            -               -         459,776
     OTHER BORROWINGS                       181,250           -              -               -         181,250
     ----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES   1,735,232       556,008        136,643             194     2,428,077
     ----------------------------------------------------------------------------------------------------------
          TOTAL SENSITIVE LIABILITIES     1,735,232     2,291,240      2,427,883       2,428,077     2,428,077
     ==========================================================================================================
     SECTION C
     ----------------------------------------------------------------------------------------------------------
     REPRICING GAP                         (643,309)    (234,182)      1,082,597         88,093        293,199
     CUMULATIVE REPRICING GAP              (643,309)    (877,491)        205,106        293,199        293,199
     RATIO OF INTEREST-SENSITIVE               .629         .579           8.923            -            1.121
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-            .629         .617           1.084          1.121          1.121
        SENSITIVE ASSETS TO LIABILITIES
     ==========================================================================================================

                                       15

ITEM 5.   OTHER MATTERS

      On August 28, 1995, the common stock of the Company began to trade on the OTC Bulletin Board. The Company's trading symbol is IBNC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL BANCSHARES CORPORATION



Date: NOVEMBER 10, 1995          /S/ DENNIS E. NIXON
      -----------------         --------------------
                                Dennis E. Nixon
                                President



Date: NOVEMBER 10, 1995          /S/ ARNOLDO CISNEROS
      -----------------         ---------------------
                                Arnoldo Cisneros
                                Secretary-Treasurer