Form 10-K405
period 1995-12-31
INTERNATIONAL BANCSHARES CORP
filed 1996-04-01
CIK 315709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission file number
     December 31, 1995                                            0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          TEXAS                                              74-2157138
(State of Incorporation)                    (I.R.S. Employer Identification No.)


    1200 San Bernardo Avenue
    LAREDO, TEXAS 78042-1359                         AREA CODE (210) 722-7611
(Address of principal executive                  (Registrant's telephone number)
     office and Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                     WHICH REGISTERED
          None                                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($1.00 PAR VALUE)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 1996 was $164,159,408.

As of March 28, 1996, there were 6,960,888 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 1995 (in Part I and II) and (b) proxy statement dated April 15, 1996 (in Part III).

                                    CONTENTS
                                     PART I

                                                                     PAGE

Item 1.   Business...........................................          3
Item 2.   Properties.........................................         21
Item 3.   Legal Proceedings..................................         21
Item 4.   Submission of Matters to a Vote of
            Security Holders.................................         21
          Executive Officers of the Registrant...............         21


                                     PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters..............         22
Item 6.   Selected Financial Data............................         22
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.......................................         22
Item 8.   Financial Statements and Supplementary Data........         22
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..............         22


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.         22
Item 11.  Executive Compensation.............................         22
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management............................         23
Item 13.  Certain Relationships and Related Transactions.....         23


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K..........................         23


Signatures...................................................         25

Item 1. BUSINESS

GENERAL

     International Bancshares Corporation (the "Company") was incorporated under the General Corporation Law of the State of Delaware in 1979 with principal corporate offices in Laredo, Texas. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the Federal Reserve Board. The Company's principal assets at December 31, 1995 consisted of all the outstanding capital stock of four state banking associations. All of the Company's subsidiary banks are members of the Federal Deposit Insurance Corporation.

     The subsidiary banks are in the business of gathering funds from various sources and investing these funds in order to earn a return on the "margin", or the difference between the rate on invested assets and the cost of such funds. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments principally are made in loans to various individuals and entities as well as in debt securities of the U. S. Government and various other entities whose payments are guaranteed by the U. S. Government.

     The active existence of the Company began on July 28, 1980, when the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 83% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly-owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company formed three de novo banks and acquired certain assets and assumed certain liabilities of two failed savings and loan associations, one failed national bank, two existing national banks and two Texas State chartered banks. The Company also organized three non-banking entities.

     In addition to IBC, the Company has three other bank subsidiaries. The three additional banks are (i) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas; (ii) International Bank of Commerce, Brownsville, a Texas state banking association which commenced operations in 1984 and (iii) International Bank of Commerce, Zapata, a Texas state banking association which commenced operations in 1984.

     The Company has three non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures credit life and accident and health insurance; (ii) IBC Trading Company, an export trading company which is currently inactive and (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware.

     Effective as of February 1, 1995, The Bank of Corpus Christi, Corpus Christi, Texas ("BCC"), a state bank organized under the laws of the State of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $80,000,000. The acquisition was accounted for as a purchase.

     Effective September 8, 1995, Stone Oak National Bank, San Antonio, Texas ("SONB") a national banking association organized under the laws of the United States, was merged with and into IBC. At the date of closing, total assets acquired were approximately $18,000,000. The acquisition was accounted for as a purchase.
                                        3

      On February 27, 1996, the Company entered into a purchase and assumption agreement whereby IBC will purchase certain assets and will assume certain liabilities of River Valley Bank, F.S.B., headquartered in Weslaco, Texas. This agreement is subject to regulatory approval. IBC will purchase loans of approximately $22,915,000 and assume deposits of approximately $137,780,000 and will receive cash or other assets in the amount of approximately $114,865,000.

SERVICES AND EMPLOYEES

     The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits, the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Each bank subsidiary is very active in facilitating international trade along the United States border with Mexico and elsewhere. The issuance of commercial letters of credit forms a substantial part of this business. Each bank subsidiary also offers other related services, such as traveler's checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services.

     The Company owns U.S. and Texas service mark registrations for "Rite Check", "IBC Centre", "INTERNATIONAL BANK OF COMMERCE" and the United States and Mexico design. In addition, the Company owns a Texas service mark registration for "CHECK 'N SAVE".

     No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's subsidiaries are diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

     As of December 31, 1995, the Company and its subsidiaries employed approximately 822 persons full-time and 74 persons part-time.

COMPETITION

     The Company, through its bank subsidiaries, competes for deposits and loans principally with other commercial banks, savings and loan associations and credit unions in Laredo, San Antonio, Zapata, the Coastal Bend area of Texas, and the entire Rio Grande Valley of Texas. In Laredo and Webb County, there are currently a total of seven commercial banks (including the Company's subsidiaries, IBC and Commerce Bank) and one savings and loan association. IBC is the largest financial institution in Laredo. In Zapata and Zapata County, there are currently a total of two commercial banks (including IBC Zapata). In San Antonio and Bexar County, and in the Coastal Bend area of Texas as well as the Rio Grande Valley of Texas, there are a large number of banks and savings and loan associations which provide strong competition to the bank subsidiaries.

         The Company's primary domestic marketing area is South Texas with principal emphasis in Laredo, Webb County, San Antonio, Bexar County, Zapata, Zapata County, and the lower Rio Grande Valley, including Brownsville, McAllen, Hidalgo County, Starr County and Cameron County as well as in the Texas Coastal Bend area, including Corpus Christi, Nueces County and Rockport, Aransas County, Port Lavaca, Calhoun County and Bay City, Matagorda County. The Company does a significant amount of business for Mexican customers, with an emphasis in Northern Mexico. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. Although the Company does not currently operate any banks in Mexico, during the third quarter of 1994, IBC submitted an application to the Mexican authorities to organize International Bank of Commerce de Mexico, S. A. as a Mexican bank subsidiary of International Bank of Commerce; however, to date the application has not been approved by the Mexican authorities.

                                        4
SUPERVISION AND REGULATION

     In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its subsidiary banks are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's subsidiary banks and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Bank are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Bank cannot be predicted.

     The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, ("BHCA"), and is subject to supervision by the Federal Reserve Board (the "FRB") and to a certain extent the Texas Department of Banking. The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries. It is also subject to examination by the FRB. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership. Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The restrictions on the activities of bank holding companies could change significantly if the Glass-Steagall Act is reformed. Current congressional debate over reforming the Glass-Steagall Act is centered around whether enhanced bank powers should be conducted within a holding company or through affiliates. It is impossible to predict at this time whether any of the reform proposals will pass, or what effect the proposals would have on the Company.

     The BHCA and the Change in Bank Control Act require that, depending on the circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exceptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities where the bank holding company, such as the Company, has registered Securities under Section 12 of the Exchange Act.

         As a bank holding company, the Company is required to obtain approval prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

                                        5

         In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which rewrites current federal law governing the interstate expansion of banks in the United States. Commencing on September 29, 1995, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas.

     Until September 29, 1995, when the holding company acquisition provisions of the Interstate Banking Act became effective, a bank holding company and its subsidiaries were also prohibited from acquiring any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target bank is located. During 1986, new banking laws were enacted in Texas which removed the barriers for interstate banking. Under certain conditions, out of state financial institutions may own Texas financial institutions. As of December 31, 1995, many of Texas' largest bank holding companies had either merged with or been acquired by out-of-state banking concerns.

     In addition to providing for interstate acquisitions of banks by bank holding companies, the Interstate Banking Act provides for interstate branching by permitting mergers between banks domiciled in different States beginning June 1, 1997. The Interstate Banking Act provides that States may opt-out of interstate branching by enacting non-discriminatory legislation prohibiting interstate bank mergers before June 1, 1997. If a State opts-out, no bank in any other state may establish a branch in that State either through merger or de novo. A bank whose home State opts-out of interstate branching may not participate in any interstate merger transaction. In 1995, Texas passed legislation opting-out of the interstate branching provisions of The Interstate Banking Act until September 1999. No accurate prediction can be made at this time as to how this legislation will affect the Company and/or its subsidiary banks.

     The Federal Reserve Board has certain cease-and-desist and divestiture powers over bank holding companies and non-banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease-and-desist orders or other actions. In the event a subsidiary bank experiences either a significant loan loss or rapid growth of loans or deposits, the Company may be compelled by the Federal Reserve Board to invest additional capital in the subsidiary bank. Further, the Company would be required to guaranty performance of the capital restoration plan of any undercapitalized subsidiary bank. The Federal Reserve Board is also empowered to assess civil penalties against companies or individuals who violate the Bank Holding Company Act in amounts up to $1,000,000 per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary. Under certain circumstances the Texas Banking Commissions may bring enforcement proceedings against a bank holding company in Texas.

    The Federal Reserve Board's policy discourages the payment of dividends from borrowed funds and discourages payments that would affect capital adequacy. The Federal Reserve Board has issued policy statements which generally state that bank holding companies should serve as a source of financial and managerial strength to their subsidiary banks, and generally should not pay dividends except out of current earnings, and should not borrow to pay dividends if it is experiencing capital or other financial problems.

                                        6

SUPERVISION AND REGULATION OF BANKS


     All of the subsidiary banks of the Company are state banks subject to regulation by, and supervision of, the Texas Department of Banking and the FDIC. All of the subsidiary banks of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each member bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. A new FDIC insurance premium schedule went into effect January 1, 1993. The premiums increase incrementally based on the rating of the bank.

         Until June 1, 1995, there was an eight basis point spread between the highest and lowest assessment rates, with banks classified in the highest capital and supervisory evaluation categories by the FDIC being subject to a rate of $0.23 per $100 of deposits and banks classified in the lowest capital and supervisory evaluation categories being subject to a rate of $0.31 per $100 of deposits. These assessment rates reflected, in substantial part, the amount the FDIC had determined necessary to increase the reserve ratio of the Bank Insurance Fund ("BIF") to 1.25% of total insured bank deposits. On August 8, 1995, having determined that the BIF had attained the required 1.25% reserve ratio during May 1995, the FDIC amended its regulations to adopt a new assessment rate schedule for BIF deposits, effective retroactively on June 1, 1995. This new schedule established a 27 basis point spread between the highest and the lowest assessment rates, with banks classified in the highest capital and supervisory evaluation categories being subject to an annual assessment rate of $0.04 per $100 of deposits and banks classified in the lowest capital and supervisory categories being subject to an annual assessment rate of $0.31 per $100 of deposits. The new regulations also authorized the FDIC to increase or reduce annual assessment rates by up to 5 basis points from those set forth in the new assessment rate schedule, without formal rulemaking, based on the amount of assessment revenue necessary to maintain the required 1.25% reserve ratio.

         On December 11, 1995, based on these factors, the FDIC made such an adjustment, reducing the BIF assessment rates by 4 basis points for the semi-annual assessment period beginning January 1, 1996. For this six-month period, the annual assessment rate thus will range from $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. There can be no assurance, however, that this adjustment will continue in effect for subsequent assessment periods, or that the FDIC will not make further adjustments, up or down, in assessment rates. Based on the risk category applicable to the subsidiary banks, the premium paid by the subsidiary banks is presently a minimum assessment of $1,000 per semi-annual period, except for the deposits which are insured by the Savings Association Insurance Fund and assessed a rate of $0.23 per $100 of deposits.

         During 1995, Congress considered various proposals for a one-time special assessment to be charged on all SAIF deposits to fully capitalize the SAIF at 1.25 percent of insured deposits. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits; however, SAIF deposits held by OAKAR banks (such as IBC) may be assessed a lower amount.

                                        7

         The Company and its subsidiary banks are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk weighted assets and Tier 1 (core) Capital elements. At December 31, 1995, the Company's ratio of total capital-to-risk-weighted assets was 15.93%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, taking off-balance sheet exposure into account in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 (core) Capital elements. Tier 1 Capital of the Company is comprised of common stockholders' equity. The core deposit intangibles and goodwill of $16,560,000 booked in connection with the financial institution acquisitions of the Company are deducted from the sum of core capital elements when determining the capital ratios of the Company.

         Effective December 31, 1990, the OCC and the Federal Reserve Board and, effective April 10, 1991, the FDIC revised their respective capital requirements to require a minimum 3 percent Tier 1 leverage capital ratio which will complement the risk-based capital standards. The 3 percent ratio will apply only to the most highly-rated banks or bank holding companies that are not anticipating or experiencing any significant growth. All other banks and bank holding companies will need to meet a minimum leverage ratio that is at least 100 to 200 basis points above this minimum. As of December 31, 1995, the Company's Tier 1 leverage capital ratio was 7.46%.

         Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit and Insurance Corporation Improvement Act of 1991 (FDICIA). The regulation includes requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulation, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Company and the Bank's capital ratios as of December 31, 1995, both the Company and the Bank were classified as "well capitalized" under the applicable regulations.

         In 1995, in accordance with FDICIA, the FDIC modified its risk-based capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank's capital adequacy. The federal bank regulatory agencies intend to gather data before establishing an explicit threshold level above which additional capital may be required. This rule and future changes to this rule may have the effect of requiring the Bank to maintain increased capital. In early 1996, the FDIC also announced that the agency is developing a set of analytical tools to aid examiners as they weigh bank risk exposure in examinations focused more on risk evaluations than procedures.

         As of January 13, 1991, the Commissioner of Banking of the State of Texas issued a policy statement setting forth the minimum leverage and risk-based capital requirements for Texas state chartered banks wherein the Department of Banking adopted the Minimum FDIC Leverage Capital Ratio and Risk-Based Capital Ratio while at the same time establishing a presumption that banks are "adequately capitalized" if they exceed a 6% Tier 1 leverage capital ratio.
                                        8

         The Banking Commissioner of Texas may determine to close a Texas state bank when she finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed.

         Effective September 1, 1995, the new Texas Banking Act ("Act") became effective and the Texas Banking Code of 1943 was repealed. The purpose of the Act was to modernize and streamline the Texas banking laws. One of the many significant provisions of the Act adopts by reference the Texas Business Corporation Act, subject to modification by the Banking Commissioner. Among other matters, these corporate provisions will permit Texas state banks to merge with non-banking business entities, while national banks are only permitted to merge with banking entities. At present, no accurate prediction can be made as to how this legislation will affect the Company or its subsidiary banks.

         Under the Community Reinvestment Act ("CRA"), the FDIC is required to assess the record of each subsidiary bank to determine if the bank meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. In 1995, the CRA regulations were rewritten and the new regulations and examination procedures were designed to emphasize performance over paperwork and process. Each subsidiary bank received either an "outstanding" or "satisfactory" rating in its most recent CRA review. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions. On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvements Act of 1994 which provides funds for community development lending, provides bank paperwork reduction and regulatory relief measures, promotes securitization of small business loans, and addresses home equity loan fraud, among other matters.

         The subsidiary banks are required to report certain deposit transactions to the Treasury Department pursuant to the Bank Secrecy Act ("BSA"). During 1995, the currency transaction report form used to report such deposit transactions was simplified. In 1996, the way the subsidiary banks are examined for compliance with BSA will change. The banks will have to demonstrate to examiners that they have an effective system of detecting and preventing money laundering through the use of sound know-your-customer policies and procedures. Also during 1996, the Treasury Department's new recordkeeping requirements for wire transfers will become effective. The wire transfer regulations were adopted to further banks compliance with the requirements of BSA.

         The Company, IBC and the other subsidiary banks of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a subsidiary bank and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its subsidiary banks unless the loans are secured by specific obligations. Further, such secured loans and investments by a subsidiary bank are limited in amount, as to a bank holding company or any other affiliate, to 10% of such subsidiary bank's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such subsidiary bank's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each subsidiary bank of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions.
                                        9

         The operations of the Bank are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. The scope and requirements of such laws and regulations have been expanded significantly in recent years. Further, under the Bank Holding Company Act and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, recently the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company.

     The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its subsidiary banks. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. At December 31, 1995, there was an aggregate of approximately $85,670,000 available for the payment of dividends to the Company, by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions. Note 16 of notes to consolidated financial statements of the Company located on page 32 of the 1995 Annual Report is incorporated herein by reference.

     In 1991, Congress enacted FDICIA. FDICIA emphasizes the regulatory focus of protecting the Bank Insurance Fund. The FDIC was granted an expanded supervisory role in connection with all federally insured financial institutions. FDICIA firmly links supervision to bank capital. FDICIA provides for mandatory early intervention procedures that are triggered by diminishing capital of a financial institution. Specifically, FDICIA requires the FDIC to establish a system of risk-based assessments for federal deposit insurance, by which banks that pose a greater risk of loss to the FDIC (based on their capital levels and the FDIC's level of supervisory concern) will pay a higher insurance assessment. FDICIA contains numerous other provisions including new accounting, auditing and reporting requirements, new regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy. FDICIA also bolsters the bank deposit fund and authorizes borrowing limits for the FDIC. In addition, important regulations required by FDICIA have been adopted by the bank regulators, including external auditing standards, state bank investment powers and real estate lending standards.

         FDICIA also requires the federal bank regulatory agencies to prescribe safety and soundness standards relating to (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) interest rate exposure, (v) asset growth and (vi) compensation and benefit standards for officers, directors, employees, and principal shareholders. The FDIC adopted such standards in 1995. The safety and soundness standards contain general guidelines relating to the foregoing operational, managerial, and compensation issues that banks are to follow to ensure that they are operating in a safe and sound manner.

         As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The new Texas Banking Act establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity.

         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

     The main areas in which the Company has directed its lendable assets are
(i) commercial, financial and industrial loans; (ii) real estate loans; and
(iii) loans to individuals for household, family and other consumer expenditures. The relationship that these three categories of loans bear to the total assets of the Company and other detailed statistical information about the business of the Company are presented on the following pages.

                     DISTRIBUTION OF ASSETS, LIABILITIES AND
                              SHAREHOLDERS' EQUITY

     The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 1995, 1994 and 1993 (Dollars in Thousands) (Note 1):

                                                                        YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                                    1995                          1994                            1993
                                       ----------------------------    --------------------------      --------------------------
                                       AVERAGE            AVERAGE      AVERAGE            AVERAGE      AVERAGE            AVERAGE
                                       BALANCE  INTEREST    RATE       BALANCE  INTEREST    RATE       BALANCE  INTEREST    RATE
                                   -----------  --------  -------    ---------  --------  --------     -------  --------   ------
     ASSETS
Interest earning assets:
   Loans, net of unearned discounts:
     Domestic......................$ 1,086,515  115,064   10.59%   $   947,333   89,332    9.43%   $   832,470   70,613    8.48%
     Foreign.......................    115,621    9,347    8.08        107,913    7,725    7.16        108,911    6,989    6.42
   Investment securities:
     Taxable.......................  1,381,781   91,178    6.60      1,016,871   58,983    5.80        825,864   52,410    6.35
     Tax-exempt....................     33,668    1,825    5.42         50,142    1,691    3.37          8,901    1,120   12.58
   Time deposits with banks........        917       43    4.69            952       38    3.99          1,053       40    3.80
   Federal funds sold..............     13,004      991    7.62         23,477    1,022    4.35         10,165      657    6.46
   Other...........................      3,668      419   11.42          2,911      469   16.11            -        -       -
                                     ---------   ------                -------   ------                -------   ------
          Total interest-earning
             assets................  2,635,174  218,867    8.31      2,149,599  159,260    7.41      1,787,364  131,829    7.38

Non-interest earning assets:
   Cash and due from banks.........     84,277                          71,521                          57,131
   Bank premises and equipment, net     76,065                          66,693                          53,799
   Other assets....................     74,451                          54,856                          50,888
   Less allowance for possible
    loan losses....................    (18,794)                        (15,979)                        (12,050)
                                     ---------                       ---------                         -------
          Total....................$ 2,851,173                     $ 2,326,690                     $ 1,937,132
                                     =========                       =========                       =========
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and interest bearing
     demand deposits...............    548,917   16,741    3.05        488,654   10,930    2.24        408,657    9,590    2.35
   Time deposits:
     Domestic......................    555,446   28,028    5.05        471,597   18,290    3.88        414,624   14,530    3.50
     Foreign.......................    678,908   34,050    5.02        641,507   24,829    3.87        624,764   21,937    3.51
   Subordinated debt...............       -        -        -              446       29    6.50          2,066      114    5.52
   Securities sold under...........
     repurchase agreements
     and federal funds purchased...    444,379   25,594    5.76        248,817   10,311    4.14        139,391    4,685    3.36
   Other borrowings................    122,133    7,948    6.51         43,923    2,365    5.38          4,923      299    6.07
                                     ---------   ------              ---------   ------              ---------   ------
         Total interest bearing
            liabilities............  2,349,783  112,361    4.78      1,894,944   66,754    3.52      1,594,425   51,155    3.21

Non-interest bearing liabilities:
   Demand deposits.................    269,218                         244,436                         185,276
   Other liabilities...............     17,269                          12,074                           9,866
Shareholders' equity...............    214,903                         175,236                         147,565
                                     ---------                       ---------                       ---------
          Total....................$ 2,851,173                     $ 2,326,690                    $  1,937,132
                                     =========                       =========                       =========
          Net interest income......             106,506                          92,506                          80,674
                                                =======                          ======                          ======
          Net yield on interest
            earning assets.........                        4.04%                           4.30%                           4.51%
                                                           ====                            ====                            ====

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                    INTEREST RATES AND INTEREST DIFFERENTIAL


     The following table analyzes the changes in net interest income during 1995 and 1994 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

                                                             1995 COMPARED TO 1994                      1994 COMPARED TO 1993
                                                      ------------------------------------       ----------------------------------
                                                         NET INCREASE (DECREASE) DUE TO             NET INCREASE (DECREASE) DUE TO
                                                      ------------------------------------       ----------------------------------
                                                       VOLUME          RATE         TOTAL        VOLUME         RATE         TOTAL
                                                      --------       -------       -------       -------       ------       -------
                                                              (Dollars in Thousands)                    (Dollars in Thousands)
Interest earned on:
  Loans, net of unearned discounts:
    Domestic ...................................      $ 14,006        11,726        25,732        10,331        8,388        18,719
    Foreign ....................................           580         1,042         1,622           (63)         799           736
  Investment securities:
    Taxable ....................................        22,978         9,217        32,195        10,508       (3,935)        6,573
    Tax-exempt .................................          (157)          291           134           678         (107)          571
  Time deposits with banks .....................            23           (18)            5            (2)        --              (2)
  Federal funds sold ...........................           (31)         --             (31)          268           97           365
  Other ........................................           122          (172)          (50)         --            469           469
                                                      --------       -------       -------       -------       ------       -------
 Total interest income .........................        37,521        22,086        59,607        21,720        5,711        27,431

Interest incurred on:
  Savings and interest
    bearing demand deposits ....................         1,478         4,333         5,811         1,762         (422)        1,340
  Time deposits:
    Domestic ...................................         3,612         6,126         9,738         2,100        1,660         3,760
    Foreign ....................................         1,512         7,709         9,221           599        2,293         2,892
  Subordinated debt ............................           (14)          (15)          (29)          (85)        --             (85)
  Securities sold under
    repurchase agreements
    and federal funds purchased ................        15,277             6        15,283         7,333       (1,707)        5,626
  Other borrowings .............................         4,994           589         5,583         2,096          (30)        2,066
                                                      --------       -------       -------       -------       ------       -------
         Total interest expense ................        26,859        18,748        45,607        13,805        1,794        15,599
                                                      --------       -------       -------       -------       ------       -------
Net interest income ............................      $ 10,662         3,338        14,000         7,915        3,917        11,832
                                                      ========       =======       =======       =======       ======       =======

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            INTEREST RATE SENSITIVITY

     The net-interest rate sensitivity as of December 31, 1995 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and becomes asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position on future dates.

                                     RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
December 31, 1995                       3 MONTHS    OVER 3 MONTHS    OVER 1 YR        OVER
(Dollars in Thousands)                  OR LESS       TO  1 YR       TO 5 YRS         5 YRS        TOTAL
=========================================================================================================
SECTION A
- ---------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD                          37,000           -              -               -          37,000
DUE FROM BANK INTEREST EARNING           1,100           700            -               -           1,800
INVESTMENT SECURITIES                  159,397       191,650      1,111,286           1,008     1,463,341
LOANS, NET OF NON-ACCRUALS             934,922        95,603         87,628          84,004     1,202,157
- ---------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                 1,132,419       287,953      1,198,914          85,012     2,704,298
- ---------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS            1,132,419     1,420,372      2,619,286       2,704,298
=========================================================================================================
SECTION B
- ---------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS                          617,677       505,661        147,651             178     1,271,167
OTHER INTEREST BEARING DEPOSITS        576,878           -              -               -         576,878
FED FUNDS PURCHASED AND REPOS          411,294        42,482          8,826             -         462,602
OTHER BORROWINGS                        66,500           -              -               -          66,500
- ---------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES   1,672,349       548,143        156,477             178     2,377,147
- ---------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES     1,672,349     2,220,492      2,376,969       2,377,147
=========================================================================================================
SECTION C
- ---------------------------------------------------------------------------------------------------------
REPRICING GAP                         (539,930)    (260,190)      1,042,437          84,834       327,151
CUMULATIVE REPRICING GAP              (539,930)    (800,120)        242,317         327,151
RATIO OF INTEREST-SENSITIVE
   ASSETS TO LIABILITIES                  .68          .53            7.66              -           1.14
RATIO OF CUMULATIVE, INTEREST-
   SENSITIVE ASSETS TO LIABILITIES        .68          .64            1.10            1.14
=========================================================================================================

                              INVESTMENT SECURITIES

     The following table sets forth the carrying value of investment securities as of December 31, 1995, 1994 and 1993:

                                                        DECEMBER 31,
                                          --------------------------------------
                                             1995           1994          1993
                                          ----------      ---------      -------
                                                  (Dollars in Thousands)

U.S. Treasury securities
  Held to maturity .................      $     --           23,074          517
  Available for sale ...............           7,058          5,828         --
Mortgage-backed securities
  Held to maturity .................           1,044        610,553      919,242
  Available for sale ...............       1,408,705        605,197         --
Obligations of states and
 political subdivisions
  Held to maturity .................            --           10,564       19,266
  Available for sale ...............          29,975         23,013         --
Equity securities
  Held to maturity .................            --             --         10,312
  Available for sale ...............          14,694         12,364         --
Other securities
  Held to maturity .................           1,865          3,641        1,715
                                          ----------      ---------      -------
      Total ........................      $1,463,341      1,294,234      951,052
                                          ----------      ---------      -------

     The following table sets forth the contractual maturities of investment securities at December 31, 1995 and the average yields of such securities. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                                    AVAILABLE FOR SALE
                                                                                          MATURING
                                                  --------------------------------------------------------------------------
                                                                           AFTER ONE        AFTER FIVE
                                                      WITHIN              BUT WITHIN        BUT WITHIN             AFTER
                                                     ONE YEAR              FIVE YEARS       TEN YEARS            TEN YEARS
                                                   -------------        --------------    ---------------      --------------
                                                   ADJUSTED             ADJUSTED          ADJUSTED             ADJUSTED
                                                    COST   YIELD          COST   YIELD      COST    YIELD       COST    YIELD
                                                   ------  -----        -------  -----     -------  -----      -------  -----
                                                                           (Dollars in Thousands)
U.S. Treasury and obligations of
  other U.S. Government agencies ............     $ 1,988   6.25%      $  4,889   5.80%   $  --      -- %      $   --     -- %
Mortgage-backed securities ..................          94   9.00        282,626   6.90     435,377  7.74        670,195  7.45
Obligations of states and political
  subdivisions ..............................         532    .99            470    .00      11,780  4.59         17,178  4.27
Equity Securities ...........................      14,694   6.46            --     --         --     --            --     --

         Total...............................     $17,308              $287,985           $447,157             $687,373
                                                   ------               -------            -------              -------

                                                                                      HELD TO MATURITY
                                                                                          MATURING
                                                  --------------------------------------------------------------------------
                                                                           AFTER ONE        AFTER FIVE
                                                      WITHIN              BUT WITHIN        BUT WITHIN             AFTER
                                                     ONE YEAR              FIVE YEARS       TEN YEARS            TEN YEARS
                                                   -------------        --------------    ---------------      --------------
                                                   ADJUSTED             ADJUSTED          ADJUSTED             ADJUSTED
                                                    COST   YIELD          COST   YIELD      COST    YIELD       COST    YIELD
                                                   ------  -----        -------  -----     -------  -----      -------  -----
                                                                           (Dollars in Thousands)
Obligations of states and political
  subdivisions...............................      $180  8.20%         $800     8.24%       $63    7.70%       $   -      -  %
Other Securities.............................        -     -             56     7.46      1,810    8.12            -      -
                                                   -----              -----              ------                 ------
         Total...............................      $180                $856             $ 1,873                $   -
                                                   -----              -----              ------                 ------

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation, ("Freddie Mac") and Federal National Mortgage Association, ("Fannie Mae").


                                 LOAN PORTFOLIO

     The amounts of loans outstanding, by classification, at December 31, 1995, 1994, 1993, 1992 and 1991 are shown in the following table:

                                                        1995               1994             1993              1992            1991
                                                    -----------        ----------        ----------        --------        --------
                                                                                   (Dollars in Thousands)

Commercial, financial
  and agricultural ..........................       $   718,364           664,449           611,612         515,559         394,016
Lease financing receivable, net .............             3,910             3,910             4,323           4,288           3,819
Real estate-mortgage ........................           200,998           201,998           180,777         185,788         183,680
Real estate-construction ....................            39,527            46,584            21,326          12,937          11,053
Consumer ....................................           124,843           122,751            88,452          70,488          67,873
Foreign .....................................           120,748           106,707           107,771         108,285         102,317
                                                    -----------        ----------        ----------        --------        --------

     Total loans ............................         1,208,390         1,146,399         1,014,261         897,345         762,758

Unearned discount ...........................            (3,479)           (3,885)           (2,547)         (2,437)         (3,089)
                                                    -----------        ----------        ----------        --------        --------

     Loans, net of
       unearned discount ....................       $ 1,204,911         1,142,514         1,011,714         894,908         759,669
                                                    -----------        ----------        ----------        --------        --------

     The table on the following page shows the amounts of loans (excluding lease financing receivables, real estate mortgages and consumer loans) outstanding as of December 31, 1995 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

                                                    MATURING
                                       -----------------------------------------
                                                  AFTER ONE
                                        WITHIN   BUT WITHIN    AFTER
                                       ONE YEAR  FIVE YEARS  FIVE YEARS   TOTAL
                                       --------    -------    -------    -------
                                               (Dollars in Thousands)
Commercial, financial and
  agricultural ....................    $231,730    378,690    107,944    718,364
Real estate - construction ........      25,426     13,475        626     39,527
Foreign ...........................      71,924     38,279     10,545    120,748
                                       --------    -------    -------    -------
          Total ...................    $329,080    430,444    119,115    878,639
                                       --------    -------    -------    -------

                                                           INTEREST SENSITIVITY
                                                          ----------------------
                                                            FIXED       VARIABLE
                                                            RATE          RATE
                                                          -------        -------
                                                          (Dollars in Thousands)

Due after one but within five years ..............        $40,909        389,534
Due after five years .............................         47,405         71,711
                                                          -------        -------

          Total ..................................        $88,314        461,245
                                                          -------        -------

     The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

                                                                                                   DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                          1995         1994        1993          1992          1991
                                                                          ----         ----        ----          ----          ----
                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis ......................        $5,291        2,895        5,371        7,375        10,032
Loans contractually past due ninety days
  or more as to interest or principal payments ..................         7,954        5,605        3,777        3,217         5,378
Loans accounted for as "troubled debt restructurings" ...........         2,742        1,990        3,170        2,901         5,192

     The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or the Mexican Government, certain loans may be classified in one or more category:

                                                                                                       DECEMBER 31,
                                                                              ------------------------------------------------------
                                                                              1995          1994        1993        1992        1991
                                                                              ----          ----        ----        ----        ----
                                                                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis ..........................         $942           732         733          14         247
Loans contractually past due ninety days or more
  as to interest or principal payments ..............................          944         1,086         759         738         333

     The gross income that would have been recorded during 1995 on non-accrual and restructured loans in accordance with their original contract terms was $668,000 on domestic loans and $342,000 on foreign loans. The amount of interest income on such loans that was recognized in 1995 was $6,000 on domestic loans and none for foreign loans.

     The non-accrual loan policy of the banking subsidiaries is to discontinue the accrual of interest on loans when management determines that it is probable that future interest accruals will be uncollectible. Interest income on non-accrual loans is recognized only to the extent payments are received or when, in management's opinion, the creditor's financial condition warrants reestablishment of interest accruals. Under special circumstances, a loan may be more than 90 days delinquent as to interest or principal and not be placed on non-accrual status. When any of the above occurs, loan officers are required to recommend placing a loan on non-accrual status by sending a memo to the senior loan officer who gives instructions to the commercial note teller that the loan is on non-accrual status. When a loan is placed on non-accrual status, any interest accrued but not paid is reversed and charged to operations against interest income.

     The preceding tables indicate that there are certain loans technically past due 90 days or more on performing status. This situation generally results when the Company has a borrower who is experiencing financial difficulties but not to the extent that requires a restructuring of indebtedness. The majority of this category is composed of loans that are considered to be adequately secured and/or for which there has been a recent payment.

     The Company believes, after reviewing its loan portfolio, that the majority of the loans with a loss potential have been included under the categories of past due and non-accrual. Adjustments to the loan loss allowance have been made for other credits that may have characteristics indicating a potential for future non-performing status and some possible loss.

     Pursuant to the Uniform Interagency Policy Statement on the allowance for loan and lease losses announced December 21, 1993, bank examiners are generally supposed to accept an institution's estimates of the adequacy of its allowance for loan and lease losses if management has effective systems and controls in place to identify, monitor and address asset quality problems in a timely manner; however, examiners are now given a formula to use in further checking the reasonableness of management's allowance methodology. The Policy Statement tells examiners to compare the reported allowance (after the deduction of items classified as "loss") against the sum of (i) fifty percent of the portfolio classified as "doubtful", (ii) 15 percent of the portfolio classified as "substandard" and (iii) estimated credit losses over the next twelve months on the unclassified portion of the portfolio based on previous charge-off experience. Examiners will view a shortfall relative to this amount as indicating a need to more closely review management's analysis.
However, IBC analysis does not reflect such a shortfall.

     The following table presents certain information about cross-border outstanding (loans, accrued interest thereon, acceptances, interest-bearing deposits with other banks, other interest bearing investments and other monetary assets) related to Mexico:

                                                        DECEMBER 31,
                                            -----------------------------------
                                              1995          1994         1993
                                            ---------     --------     --------
                                                (Dollars in Thousands)
Loans:
  Commercial, financial, industrial
    and agricultural ...................    $  90,541       86,949       90,618
  Real estate-mortgage .................       10,254       11,403        7,645
  Consumer .............................       19,953        8,355        9,508
                                            ---------     --------     --------
                                              120,748      106,707      107,771
  Less allowance for possible
    loan losses ........................       (1,035)        (949)        (769)
                                            ---------     --------     --------
           Net loans ...................    $ 119,713      105,758      107,002
                                            ---------     --------     --------
Accrued interest receivable ............    $   1,191        1,151        1,280
                                            ---------     --------     --------

                         SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

                                                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                      1995                 1994             1993             1992            1991
                                                   -----------         ----------        ----------        --------        --------
                                                                                       (Dollars in Thousands)
Loans, net of unearned discounts,
  outstanding at December 31, ..............       $ 1,204,911          1,142,514         1,011,714         894,908         757,527
                                                   -----------         ----------        ----------        --------        --------
Average loans outstanding during
  the year (Note 1) ........................       $ 1,202,136          1,055,246           941,381         823,274         755,042
                                                   -----------         ----------        ----------        --------        --------
Balance of allowance
  at January 1 .............................       $    17,025             13,831            10,055           8,519           7,951
                                                   -----------         ----------        ----------        --------        --------
Provision charged to expense ...............             5,150              3,804             4,540           4,664           5,227
                                                   -----------         ----------        ----------        --------        --------
Loans charged-off
Domestic:
  Commercial, financial
   and agricultural ........................            (2,248)            (1,073)           (1,299)         (1,939)         (1,931)
  Real estate-mortgage .....................              (619)              (685)             (569)         (1,209)         (3,061)
  Consumer .................................            (1,849)              (816)             (556)           (549)           (908)
Foreign ....................................               (48)              (148)              (49)            (54)           (242)
                                                   -----------         ----------        ----------        --------        --------
Total loans charged-off ....................            (4,764)            (2,722)           (2,473)         (3,751)         (6,142)
                                                   -----------         ----------        ----------        --------        --------
Recoveries credited to allowance:
Domestic:
  Commercial, financial
   and agricultural ........................               190                236               663             167             513
  Real estate mortgage .....................                80                968               146              71             104
  Consumer .................................               229                237               136              91              70
Foreign ....................................               110                227                67              33              23
                                                   -----------         ----------        ----------        --------        --------
Total recoveries ...........................               609              1,668             1,012             362             710
                                                   -----------         ----------        ----------        --------        --------
Net loans charged-off ......................            (4,155)            (1,054)           (1,461)         (3,389)         (5,432)
                                                   -----------         ----------        ----------        --------        --------
Allowance acquired in purchase
  transactions .............................               435                444               697             261             773
                                                   -----------         ----------        ----------        --------        --------
Balance of allowance
  at December 31 ...........................       $    18,455             17,025            13,831          10,055           8,519
                                                   -----------         ----------        ----------        --------        --------
Ratio of net loans charged-off
  during the year to average
  loans outstanding during
  the year (Note 1) ........................               .35%               .10               .16             .41             .72
                                                   -----------         ----------        ----------        --------        --------
Ratio of allowance to loans, net
  of unearned discounts, out-
  standing at December 31, .................              1.53%              1.49              1.37            1.12            1.12
                                                   -----------         ----------        ----------        --------        --------

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

     The Company has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The allowance for possible loan losses approximated 1.53% and 1.49% of total loans, net of unearned income, at December 31, 1995 and 1994, respectively.

     The amount charged against 1995 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of the Company considers adequate to cover potential loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of the Company who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

     The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated (Dollars in Thousands):

                                 DECEMBER 31, 1995   DECEMBER 31, 1994   DECEMBER 31, 1993   DECEMBER 31, 1992   DECEMBER 31, 1991
                                ------------------- ------------------  ------------------ -------------------- ------------------
                                         PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF         PERCENT OF
                                           LOANS               LOANS               LOANS               LOANS              LOANS
                                           IN EACH             IN EACH             IN EACH             IN EACH           IN EACH
                                          CATEGORY            CATEGORY            CATEGORY            CATEGORY          CATEGORY
                                          TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL           TO TOTAL
                               ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE  LOANS
                                -------    -----    -------    -----    -------    -----    -------    -----    ------    -----
Commercial, financial
  and agricultural ..........   $11,506       59.4% $10,274       58.0% $ 8,813       60.3% $ 6,177       57.5% $4,749       51.7%
Lease financing
  receivables ...............        63         .3       61         .3       62         .4       51         .5      20         .5
Real estate
  mortgage ..................     3,219       16.6    3,123       17.6    2,605       17.8    2,226       20.7   2,214       24.1
Real estate
  construction ..............       633        3.3      720        4.1      307        2.1      155        1.4     133        1.4
Consumer ....................     1,999       10.4    1,898       10.7    1,275        8.8      845        7.9     818        8.9
Foreign .....................     1,035       10.0      949        9.3      769       10.6      601       12.0     585       13.4
                                -------      -----  -------      -----  -------      -----   ------      -----   -----      -----
                                $18,455      100.0% $17,025      100.0% $13,831      100.0% $10,055      100.0% $8,519      100.0%
                                =======      =====  =======      =====  =======      =====  =======      =====  ======      =====

                                    DEPOSITS

     The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

                                                  YEARS ENDED DECEMBER 31,
                                                  1995         1994       1993
                                                --------     -------     -------
                                                   (Dollars in Thousands)
Deposits:
Demand - non-interest bearing
       Domestic ...........................     $234,793     214,985     171,280
       Foreign ............................       34,425      29,451      13,996
                                                --------     -------     -------
       Total demand non-interest
         bearing ..........................      269,218     244,436     185,276
                                                --------     -------     -------
Savings and interest bearing demand
       Domestic ...........................      382,028     301,738     232,898
       Foreign ............................      166,889     186,916     175,759
                                                --------     -------     -------
       Total savings and interest
         bearing demand ...................      548,917     488,654     408,657
                                                --------     -------     -------

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1995         1994       1993
                                                         ----------   ---------   ---------
                                                               (Dollars in Thousands)
   Time, certificates of deposit $100,000 or more:
          Domestic ...................................      250,103     210,186     170,883
          Foreign ....................................      493,747     460,747     445,687

     Less than $100,000:
          Domestic ...................................      305,343     261,411     243,741
          Foreign ....................................      185,161     180,760     179,077
                                                         ----------   ---------   ---------
   Total time, certificates of
       deposit .......................................    1,234,354   1,113,104   1,039,388
                                                         ----------   ---------   ---------
   Total deposits ....................................   $2,052,489   1,846,194   1,633,321
                                                         ==========   =========   =========

Interest Expense:

   Savings and interest bearing demand
          Domestic ...................................   $   12,341       7,271       5,571
          Foreign ....................................        4,400       3,659       4,019
                                                         ----------   ---------   ---------
   Total savings and interest
     bearing demand ..................................       16,741      10,930       9,590
                                                         ----------   ---------   ---------
   Interest, certificates of deposit $100,000 or more:
          Domestic ...................................       13,151       8,502       6,466
          Foreign ....................................       25,713      18,692      16,407

     Less than $100,000
          Domestic ...................................       14,877       9,788       8,064
          Foreign ....................................        8,337       6,137       5,530
                                                         ----------   ---------   ---------
     Total interest, certificates
      of deposit .....................................       62,078      43,119      36,467
                                                         ----------   ---------   ---------
     Total interest expense ..........................   $   78,819      54,049      46,057
                                                         ----------   ---------   ---------

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995 are summarized as follows (Dollars in Thousands):

3 months or less ..........................................             $385,376
Over 3 but through 12 months ..............................              304,941
Over 12 months ............................................               79,058
                                                                        --------
     Total ................................................             $769,375
                                                                        --------
                           RETURN ON EQUITY AND ASSETS

     Certain key ratios for the Company for the years ended December 31, 1995, 1994 and 1993 follows (Note 1):
                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                               1995         1994        1993
                                                 (Dollars in Thousands)
Percentage of net income to:
   Average shareholders' equity ..........      18.64%      21.62%      21.59%
   Average total assets ..................       1.41        1.63        1.64
Percentage of average shareholders'
   equity to average total assets ........       7.54        7.53        7.62
Percentage of cash dividend per share
   to net income per share ...............       8.61       16.54     --

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances. Also, no cash dividend was issued in 1993.

                               FOREIGN ACTIVITIES

     Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 29 of the 1995 Annual Report to Shareholders which is incorporated herein by reference.

Item 2.  PROPERTIES

     The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The subsidiary banks of IBC have a total of 42 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the subsidiary banks own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Zapata, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

     As Texas state-chartered banks, each subsidiary bank of the Company may not, without the prior written consent of the Texas Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's subsidiary banks exceed such limitation.

Item 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that are in various stages of litigation by the Company and its legal counsel. Some of these actions allege "lender Liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company has determined, based on discussions with its counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material. However, many of these matters are in various stages of proceedings and further developments could cause Management to revise its assessment of these matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the 1995 Annual Shareholders meeting on May 18, 1995, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 1996 Annual Meeting of shareholders and until his successor is duly elected and qualified.
                                                                  OFFICER OF THE
    NAME                 AGE          POSITION OF OFFICE           COMPANY SINCE

Dennis E. Nixon           53     Chairman of the Board and             1979
                                 President of the Company,
                                 Chief Executive Officer of IBC

Leonardo Salinas          62     Vice President of the Company         1982
                                 and Senior Executive Vice
                                 President of IBC

R. David Guerra           43     Vice President of the Company         1986
                                 and President of IBC McAllen
                                 Branch

Arnoldo Cisneros          44     Secretary-Treasurer of the            1982
                                 Company and Executive Vice
                                 President of IBC

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company or IBC during the past five years.

                                     Part II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

     The information set forth under the caption "Common Stock and Dividends" located on pages 8 and 9 of Registrant's 1995 Annual Report is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 1995 Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 9 of Registrant's 1995 Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements located on pages 11 through 17 of Registrant's 1995 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement dated April 15, 1996, appearing on pages 2 and 3 under the caption "Election of Directors" and (ii) that portion of Part I of this report entitled "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement dated April 15, 1996, on pages 5 through 7 appearing under the heading "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement dated April 15, 1996, appearing on pages 4 and 5 under the captions "Principal Shareholders" and "Security Ownership of Management".

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement dated April 15, 1996, appearing on pages 8 and 9 under the caption "Interest of Management in Certain Transactions".

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS

        1. The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 1995 Annual Report to shareholders filed as an exhibit hereto and they include:

             Independent Auditors' Report

             Consolidated:

             Statements of Condition as of December 31, 1995 and 1994 Statements of Income for the years ended December 31, 1995, 1994 and 1993 Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993 Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements

     2. All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     3. The following exhibits are filed as a part of this Report:

             (3)(a)*-Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.

             (3)(b)*-By-Laws of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995 SEC File No.
             0-9439

             (10)*-Sublease between Commerce Bank and Americity Federal Savings Bank incorporated herein as an exhibit by reference to the Annual Report, Exhibit 11(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 23, 1982, SEC File No. 0-9439

             (10a)*-Purchase and Assumption Agreement dated June 29, 1990 by and between the Resolution Trust Corporation, receiver of Valley Federal Savings Association and New Valley Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No.
             0-9439

             (10b)*-Purchase and Assumption Agreement for Oakar transaction dated June 29, 1990 between New Valley Federal Savings Association, International Bancshares Corporation and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1991, SEC File No. 0-9439

             (10c)*-Purchase and Assumption Agreement dated June 21, 1991 by and between the Resolution Trust Corporation, receiver of Travis Federal Savings and Loan Association and New Travis Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(c) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439

             (10d)*-Oakar Agreement dated June 21, 1991 between New Travis Federal Savings Association and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No.
             0-9439

             (10e)*+-The 1987 International Bancshares Corporation Key Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option
             Plan) incorporated herein as an exhibit by reference to exhibit 28 to the registration statement #33-15655 as filed on July 13, 1987.

             (10f)*-Merger Agreement by and between International Bank of Commerce, Laredo, Texas, Michigan National Corporation and First State Bank and Trust Company, Port Lavaca, Texas dated May 5, 1994 incorporated herein by reference to Exhibit 10(f) of the Form 10Q filed with the Securities and Exchange Commission on August 15, 1994, SEC File No. 0-9439.

             (10g)*-Merger Agreement by and between International Bank of Commerce, Laredo, Texas and The Bank of Corpus Christi, Corpus Christi, Texas dated August 19, 1994 incorporated herein by reference to Exhibit 10(g) of Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, SEC File No. 0-9439.

             (10h)*-Merger Agreement by and between International Bank of Commerce, Laredo, Texas, and Stone Oak National Bank, San Antonio, Texas, dated February 28, 1995, incorporated by reference to
             Exhibit 10(h) of the Registrant's Quarterly Report on Form 10Q for the period ended March 31, 1995, filed with the Securities and Exchange Commission on May 15, 1995.

             (10i)*-Agreement and Plan of Merger dated as of June 7, 1995, by and between International Bancshares Corporation, a Delaware corporation, and International Bancshares Corporation, a Texas corporation, incorporated herein by reference to Exhibit 2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 1995, SEC File No.
             09439.
                                       24

             (10j)-Purchase and Assumption Agreement dated as of February 27, 1996, by and between International Bank of Commerce, Laredo, Texas, River Valley Bank, F.S.B., Weslaco, Texas and Western Capital Holdings, Inc.

             (13)**-International Bancshares Corporation 1995 Annual Report to security holders

             (21)-List of Subsidiaries of International Bancshares Corporation as of March 28, 1996

             (23)-Accountants' Consent

             *  Previously filed
             ** Deemed filed only with respect to those portions thereof incorporated
                herein by reference
             +  Executive Compensation Plans and Arrangements

(b)     REPORTS ON FORM 8-K

        A Current Report on Form 8-K relating to Registrant's earnings release for the year ended December 31, 1995 was filed with the Securities and Exchange Commission on March 14, 1996.

                                       25

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERNATIONAL BANCSHARES CORPORATION
                                                       (Registrant)

                             By: /S/ DENNIS E. NIXON
                                 Dennis E. Nixon
                                    President

                                                      Date:      MARCH 25, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURES                TITLE                  DATE


 /S/ DENNIS E. NIXON          President and Director     MARCH 25, 1996
 Dennis E. Nixon              (Principal Executive
                              Officer)

 /S/ ARNOLDO CISNEROS         Secretary-Treasurer        MARCH 25, 1996
 Arnoldo Cisneros             (Principal Financial
                              Officer)

 /S/ LEONARDO SALINAS         Vice President and         MARCH 25, 1996
 Leonardo Salinas             Director

 /S/ LESTER AVIGAEL           Director                   MARCH 25, 1996
 Lester Avigael

 /S/ IRVING GREENBLUM         Director                   MARCH 25, 1996
 Irving Greenblum

 /S/ R. DAVID GUERRA          Director                   MARCH 25, 1996
 R. David Guerra

 /S/ RICHARD E. HAYNES        Director                   MARCH 25, 1996
 Richard E. Haynes

 /S/ ROY JENNINGS, JR.        Director                   MARCH 25, 1996
 Roy Jennings, Jr.


 Sioma Neiman                 Director

 /S/ ALBERTO A. SANTOS        Director                   MARCH 25, 1996
 Alberto A. Santos

 /S/ ANTONIO R. SANCHEZ JR.   Director                   MARCH 25, 1996
 Antonio R. Sanchez Jr.

                                  Exhibit Index


Exhibit 10j -         Purchase and Assumption Agreement dated as of February 27,
                      1996, by and between International Bank of Commerce, Laredo, Texas, River Valley Bank, F.S.B., Weslaco, Texas and Western Capital Holdings, Inc.

Exhibit 13  -         International Bancshares Corporation 1995 Annual Report to
                      security holders

Exhibit 21  -         List of Subsidiaries of International Bancshares
                      Corporation as of March 28, 1996

Exhibit 23  -         Accountants' Consent