Form 10-Q
period 1996-03-31
INTERNATIONAL BANCSHARES CORP
filed 1996-05-14
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Shares Issued and Outstanding
           -----                           -----------------------------
Common Stock, $1.00 par value              6,985,234 shares outstanding at
                                                    May 10, 1996


                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (Dollars in Thousands)

                                                     March 31,     December 31,
           Assets                                       1996           1995
           ------                                    ---------     --------

Cash and due from banks                            $    99,936         86,827
Federal funds sold                                       7,300         37,000
                                                     ---------      ---------

             Total cash and cash equivalents           107,236        123,827

Time deposits with banks                                 1,899          1,800

Investment securities:
  Held to maturity
    (Market value of $2,751 on March 31, 1996
    and $2,895 on December 31, 1995                      2,762          2,909
  Available for sale
    (Amortized cost of $1,346,229 on March 31,
    1996 and $1,439,823 on December 31, 1995         1,359,153      1,460,432
                                                     ---------      ---------

             Total investment securities             1,361,915      1,463,341

Loans:
   Commercial, financial and agricultural              702,553        718,364
   Lease financing receivables, net                      3,910          3,910
   Real estate - mortgage                              191,885        200,998
   Real estate - construction                           40,909         39,527
   Consumer                                            127,817        124,843
   Foreign                                             123,984        120,748
                                                     ---------      ---------

             Total loans                             1,191,058      1,208,390

   Less unearned discounts                              (3,348)        (3,479)
                                                     ---------      ---------

             Loans, net of unearned discounts        1,187,710      1,204,911

   Less allowance for possible loan losses             (19,212)       (18,455)
                                                     ---------      ---------

             Net loans                               1,168,498      1,186,456
                                                     ---------      ---------

Bank premises and equipment, net                        82,091         80,410
Accrued interest receivable                             21,288         22,204
Other assets                                            60,073         57,568
                                                     ---------      ---------

             Total assets                          $ 2,803,000      2,935,606
                                                     =========      =========

                                                                    (Continued)
                                        2

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Condition, continued

                             (Dollars in Thousands)


                                                     March 31,     December 31,
                                                        1996           1995
                                                     ---------      ---------
      Liabilities and Shareholders' Equity

Liabilities:
   Deposits:
     Demand - non-interest bearing                 $   287,503        295,301
     Savings and interest bearing demand               592,223        576,878
     Time                                            1,306,308      1,271,167
                                                     ---------      ---------

             Total deposits                          2,186,034      2,143,346

   Federal funds purchased and securities
     sold under repurchase agreements                  289,762        462,602
   Other borrowed funds                                 52,250         66,500
   Other liabilities                                    22,460         17,397
                                                     ---------      ---------

             Total liabilities                       2,550,506      2,689,845
                                                     ---------      ---------

Shareholders' equity:

   Common stock of $1.00 par value.
     Authorized 15,000,000 shares;
     issued 8,204,923 shares in 1996
     and 8,159,814 shares in 1995                        8,205          8,160
   Surplus                                              10,915         10,637
   Retained earnings                                   233,339        221,350
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes                        8,400         13,396
                                                     ---------      ---------

                                                       260,859        253,543
   Less cost of shares in treasury,
     1,243,567 shares in 1996 and
     1,229,332 shares in 1995                           (8,365)        (7,782)
                                                     ---------      ---------

             Total shareholders' equity                252,494        245,761
                                                     ---------      ---------


             Total liabilities and
                shareholders' equity              $  2,803,000      2,935,606
                                                     =========      =========

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, except per share data)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                       1996              1995
                                                       ----              ----

Interest income:
   Loans, including fees                           $  29,737            30,200
   Time deposits with banks                               11                 6
   Federal funds sold                                    280               172
   Investment securities:
     Taxable                                          23,672            20,154
     Tax-exempt                                          406               487
   Other interest income                                 120               105
                                                      ------            ------

             Total interest income                    54,226            51,124
                                                      ------            ------


Interest expense:
   Savings deposits                                    4,296             4,217
   Time deposits                                      16,122            14,321
   Federal funds purchased and securities
     sold under repurchase agreements                  5,641             5,023
   Other borrowings                                      556             1,867
                                                      ------            ------

             Total interest expense                   26,615            25,428
                                                      ------            ------

             Net interest income                      27,611            25,696

Provision for possible loan losses                     1,559             1,219
                                                      ------            ------

             Net interest income after
                provision for possible
                loan losses                           26,052            24,477
                                                      ------            ------


Non-interest income:
   Service charges on deposit accounts                 3,512             3,316
   Other service charges, commissions
     and fees                                          1,621             1,702
   Insurance premiums earned                             218               138
   Investment securities transactions, net               890               198
   Operations of other real estate owned                 -                  19
   Other income                                        2,028             1,595
                                                      ------            ------

             Total non-interest income                 8,269             6,968
                                                      ------            ------

                                                                     (Continued)
                                        4

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Income, continued

                  (Dollars in Thousands, except per share data)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                       1996              1995
                                                       ----              ----

Non-interest expense:
   Employee compensation and benefits                  6,741             6,150
   Occupancy                                           1,135               784
   Depreciation of bank premises and equipment         1,544             1,671
   Professional fees                                   1,575             1,653
   Net costs of operations for other real
     estate owned                                         76               -
   Stationary and supplies                               408               517
   Other                                               5,234             4,092
                                                      ------            ------

             Total non-interest expense               16,713            14,867
                                                      ------            ------

             Income before income taxes               17,608            16,578

Income taxes                                           5,619             5,386
                                                      ------            ------

             Net income                            $  11,989            11,192
                                                      ======            ======

Per share (Note 5):

   Net income - primary                            $    1.68              1.54

   Net income - fully diluted                      $    1.68              1.54

   Weighted average number of shares
     outstanding                                   7,128,903         7,258,422

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                            1996          1995
                                                            ----          ----
Operating activities:

  Net Income                                             $ 11,989        11,192

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses                    1,559         1,219
      Recoveries on charged-off loans                         173           147
      Net cost (profit) of operations for other real
        estate owned                                           76           (19)
      Lease asset write-downs                                 233            49
      Depreciation of bank premises and equipment           1,544         1,671
      Accretion of investment securities discounts           (305)         (327)
      Amortization of investment securities premiums        1,519         3,421
      Realized gain on investment securities
        transactions, net                                    (890)         (198)
      Gain on sale of bank premises and equipment            (107)           (7)
      Decrease (increase) in accrued interest receivable      916          (639)
      Increase in other liabilities                         6,229         5,900
                                                           ------        ------

           Net cash provided by operating activities       22,936        22,409
                                                           ------        ------

Investing activities:

  Cash acquired in purchase transaction                      -            6,007
  Proceeds from maturities of securities                       45        25,513
  Proceeds from sales of available for sale
    securities                                            192,504        27,318
  Purchases of available for sale securities             (179,536)     (123,515)
  Principal collected on mortgage-backed securities        75,880        38,812
  Proceeds from matured time deposits with banks              -              99
  Purchases of time deposits with banks                       (99)          -
  Net decrease (increase) in loans                         16,226       (31,966)
  Net increase in other assets                              3,233           495
  Purchase of bank premises and equipment                  (3,613)       (2,479)
  Proceeds from sale of bank premises and equipment           495            18
                                                           ------        ------

            Net cash provided by (used in) in investing
              activities                                  105,135       (59,698)
                                                          -------        ------

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued

                             (Dollars in Thousands)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                            1996          1995
                                                            ----          ----

Financing activities:

  Net decrease in non-interest bearing
    demand deposits                                   $    (7,798)      (21,850)
  Net increase (decrease) in savings and interest
    bearing demand deposits                                15,345       (53,021)
  Net increase (decrease) in time deposits                 35,141       (11,388)
  Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements      (172,840)      119,078
  Principal payments on other borrowed funds              (14,250)         (250)
  Purchase of treasury stock                                 (583)         (310)
  Proceeds from exercise of stock options                     323            25
                                                          -------       -------

            Net cash (used in) provided by financing
              activities                                 (144,662)       32,284
                                                         --------       -------

            Decrease in cash and cash equivalents         (16,591)       (5,005)

  Cash and cash equivalents
    at beginning of year                                  123,827        90,200
                                                          -------       -------
  Cash and cash equivalents
    at end of period                                   $  107,236        85,195
                                                         ========       =======


  Supplemental cash flow information:
    Interest paid                                      $   26,282        26,173
    Income taxes paid                                          25            25

  Supplemental schedule of noncash investing and financing activities relating to the purchase transaction:
      Loans acquired                                          -          28,501
      Investment securities and other assets acquired         -          45,535
      Deposit liabilities assumed                             -          80,043


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

     The Company adopted Statement of Financial Accounting Standards No.114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" effective January 1, 1995. These Statements are applicable to all creditors and to all loans, uncollateralized as well as collateralized, except consumer loans. These Statements require that impaired loans be measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or, (3) the fair value of the collateral if the loan is collateral dependent. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations since the Company's previous recognition and measurement policies regarding non-performing loans were consistent with the accounting requirements for impaired loans.

     On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

Note 2  - Acquisitions

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

      Effective September 8, 1995, Stone Oak National Bank, in San Antonio, Texas, ("SONB") a national banking association organized under the laws of the United States, was merged with and into IBC. At the date of closing, total assets acquired were approximately $18,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $1,387,000. These assets are being amortized on a straight line basis over a fifteen year period.

      Effective February 1, 1995, The Bank of Corpus Christi, Corpus Christi, Texas ("BCC") a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $80,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $4,042,000. These assets are being amortized on a straight line basis over a fifteen year period.

Note 3 - Investment Securities

         The Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments Securities in Debt and Equity Securities", requires that investment securities be classified into one of these categories: held-to-maturity, available-for-sale, or trading. SFAS No. 115 also states that these classifications need to be reassessed for appropriate classification at each reporting date. Securities classified as "held-to-maturity" are to be carried at amortized cost for financial statement reporting, while securities classified as "available for sale" and "trading" are to be carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available-for-sale" are excluded from net income and reported at a net amount as a separate component of shareholders' equity until realized. A summary of the investment securities held for investment and securities available for sale is presented in the following table:

                                         March 31,          March 31,
                                            1996               1995

  U. S. Treasury and federal agencies
           Held to maturity                 $        -             573,488
           Available for sale                  1,313,188           756,556
  States and political subdivisions
           Held to maturity                          897             8,427
           Available for sale                     29,987            24,856
  Other
           Held to maturity                        1,865             3,640
           Available for sale                     15,978            14,149
                                                 -------           -------

           Total investment securities      $  1,361,915         1,381,116
                                               =========         =========


The Company may invest in collateralized mortgage obligations and structured notes. However, at March 31, 1996 the Company did not have outstanding investments in these type of securities. At March 31, 1995 such investments in the portfolio were not significant to the financial position of the Company.

Note 4 - Allowance for Possible Loan Losses

     A summary of the allowance for possible loan losses follows:

                                                          Three Months Ended
                                                                March 31,

                                                         1996            1995
                                                         ----            ----
                                                        (Dollars in Thousands)

Balance at January 1                                  $ 18,455          17,025

     Losses charged to allowance                          (975)           (249)
     Recoveries credited to allowance                      173             147
                                                        ------          ------

     Net losses charged to allowance                      (802)           (102)

     Provisions charged to operations                    1,559           1,219
                                                        ------          ------

     Allowances acquired in purchase
       transactions                                        -               332
                                                        ------          ------

Balance at March 31                                   $ 19,212          18,474
                                                        ======          ======

         On January 1, 1995, the Company adopted SFAS 114 as amended by SFAS
118. The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent. Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

         The recorded investment in loans considered impaired during the first quarter in 1996 was approximately $11,787,000, including five troubled debt restructured loans in the amount of approximately $2,315,000 compared to approximately $15,374,000, including three troubled debt restructured loans in the amount of approximately $1,944,000 from the corresponding period in 1995. The allowance for possible loan losses related to impaired loans at March 31, 1996 totaled approximately $809,000 compared to approximately $2,105,000 at March 31, 1995. The average recorded investment in impaired loans during the three months ended March 31, 1996 and for the corresponding period in 1995 (using month end quarterly balances), were approximately $14,800,000 and $13,687,000, respectively.

         The following table shows, for those loans accounted for as impaired loans, the gross interest that would have been recorded if the loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for the period.

                                                     For the three months ended
                                                             March 31
                                                     --------------------------
                                                      1996              1995
                                                      ----              ----
                                                        (Dollars in Thousands)

Principal amount                                    $ 11,787            15,374
                                                      ======            ======

Interest income in accordance with original terms        318               861
Interest income recognized                                91               563
                                                         ---               ---

Net impact on interest income                       $    227               298
                                                         ---               ===

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

         While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at March 31, 1996, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

     Per share data for 1995 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 19, 1995 which resulted in the issuance of 1,625,716 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 3, 1995. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on March 28, 1996 for all holders of Common Stock of record on April 3, 1996 and May 17, 1996, respectively, said dividends to be made payable on April 15, 1996 and June 7, 1996, respectively.

  The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, which repurchases are usually related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $9,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $9,000,000 cap will occur in the future.

     The Company maintains a stock option plan, pursuant to which a total of 528,054 shares of the Company's common stock has been reserved for issuance. As of March 31, 1996 options to acquire 510,552 shares of common stock remain outstanding. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the first quarter of 1996 was $11,989,000 or $1.68 per share
- -primary ($1.68 per share - fully diluted) compared to $11,192,000 or $1.54 per share - primary ($1.54 per share -
 fully diluted) in the corresponding 1995 period. Total assets at March 31, 1996 were $2,803,000,000 which represents a 1% increase over total assets of $2,801,514,000 at March 31, 1995 and a 5% decrease from total assets of $2,935,606,000 as of December 31, 1995. Deposits at March 31, 1996 were $2,186,034,000 an increase of 7% over the $2,046,286,000 amount reported at March 31, 1995, and an increase of 2% over the $2,143,346,000 amount reported at December 31, 1995. Total loans at March 31, 1996 decreased 1% to $1,191,058,000 from $1,206,841,000 reported at March 31, 1995 and decreased 1% from the $1,208,390,000 amount reported at December 31, 1995. The decrease in total loans is primarily attributable to the slow down of the economy caused by the Mexican peso devaluation. In addition to the decrease in total loans the decrease in assets during the first quarter of 1996 can be attributed in part to the contraction of the Company's earning asset base caused by a decline in the Company's wholesale liabilities, repurchase agreements and short term fixed borrowings, in anticipation of the acquisition of the River Valley Bank, F.S.B., Weslaco, Texas, (see note 2 of notes to consolidated financial statements). As stated above, there was a decrease in the aggregate amount of repurchase agreements and short term fixed borrowings with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") to $175,000,000 at March 31, 1996 compared to $359,500,000 reflected at December 31, 1995.

     In order to achieve a net yield that is relatively immune to major swings in market rates, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 1996 increased $1,915,000 (7%) over the same period in 1995. The Company's average balances of domestic and foreign loans increased for the first quarter of 1996 to $1,211,278,000 compared to $1,098,204,000 for the same period in 1995. Interest and fees on loans for the first quarter in 1996 decreased $463,000 (2%) compared to the first quarter in 1995.

     Investment securities decreased 1% to $1,361,915,000 at March 31, 1996 from $1,381,116,000 at March 31, 1995. Time deposits with other banks increased 380% to $1,899,000 at March 31, 1996 from $396,000 at March 31, 1995. Total federal funds sold decreased to $7,300,000 (59%) at March 31, 1996 from $18,000,000 for the first quarter of 1995. The decreased investment in investment securities and federal funds sold was largely due to a decline in the use of wholesale liabilities, repurchase agreements and short term fixed borrowings. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax.

     Interest income on taxable and tax exempt investment securities for the first quarter of 1996 increased $3,437,000 (17%) from the same quarter in 1995. Interest income on time deposits with banks and federal funds sold increased $5,000 (83%) and $108,000 (63%) for the quarter ended March 31, 1996 respectively, over the same quarter in 1995. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 1996 increased $3,102,000 (6%) over the same quarter in 1995. The increase in total interest income was primarily due to higher interest rates. Total interest expense increased $1,187,000 (5%) for the quarter ended March 31, 1996 compared to the same period in 1995. The increase in total interest expense was largely due to the increase in interest rates. As a result, net interest income for the first quarter of 1996 increased $1,915,000 or 7% from the corresponding period in 1995. This increase is attributed to the Company's efforts towards the maintenance of an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income increased $1,301,000 to $8,269,000 in the first quarter of 1996 as compared to $6,968,000 from the corresponding period of 1995. The overall increase is due to the Company's efforts to improve non-interest income.

     Non-interest expense increased $1,846,000 to $16,713,000 for the first quarter of 1996 as compared to $14,867,000 for the quarter ended March 31, 1995. The increase is largely due to the increased operations at each of the subsidiary banks.

     The allowance for possible loan losses increased 4% to $19,212,000 at March 31, 1996 from $18,474,000 for the corresponding period in 1995. The provision for possible loan losses charged to expense increased 28% to $1,559,000 for the quarter ended March 31, 1996 from $1,219,000 from the same quarter in 1995. The Company continues to maintain an aggressive loan loss provision due to the increase in the size of the loan portfolio and an uncertain economy. The allowance for possible loan losses was 1.62% of March 31, 1996 loans, net of unearned income, compared to 1.54% at March 31, 1995 and 1.53% at December 31, 1995.

     On March 31, 1996, the Company had $2,803,000,000 of consolidated assets of which approximately $125,357,000 or 4% were related to loans outstanding to borrowers from Mexico. Of the $125,357,000, 84% is directly or indirectly secured by U. S. assets, principally certificates of deposits and real estate; 10% is secured by Mexican real estate, 1% is Mexican sovereign debt extended to Mexican banks; 2% is unsecured; 2% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. The Company will continue to monitor the effect of the peso devaluation.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity is the Company's ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high yield investment opportunities as they arise. The subsidiary banks of the Company derive their liquidity largely from deposits of individuals and business entities; however, the deposits are not growing at as high a rate as they did in the past. Consequently, the Company is relying more on other funding sources. Other important funding sources for the Company's bank subsidiaries during 1995 and 1996 have been securities sold under agreement to repurchase, FHLB certificates of indebtedness and large time certificates of deposit requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distributions. Primary liquidity of the Company has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.

     The Company had a leverage ratio of 7.85% and 7.46%, risk-weighted Tier 1 capital ratio of 15.83% and 14.78% and risk-weighted total capital ratio of 17.04% and 15.93% for March 31, 1996 and December 31, 1995, respectively, which ratios reflect the deduction of the goodwill and core deposit intangible booked of approximately $5,429,000 in connection with the BCC and SONB transactions. The amounts are well above the minimum regulatory requirements.

     As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 1996 is illustrated in the table on page 15. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability
- - sensitive during the early time periods and becomes asset sensitive in the longer periods.

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

     The Company will depend upon earnings of subsidiaries, in addition to borrowed funds, to finance its future cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter of 1996 and expects to continue to fund during 1996 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

FORWARD LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forwardlooking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. These forward-looking statements involve certain risks and uncertainties. Such statements are made in reliance on the "safe harbor" protections provided under the private securities litigation reform act of 1995.

     Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:
(I) changes in local, state, national and international economic conditions,
(II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the company and its subsidiaries, as well as customers, competitors and potential competitors, are subject, including banking, tax, securities, insurance and employment laws and regulations, and (IV) increased competition from both within and without the banking industry.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company will be held May 16, 1996 for the following purposes: 1) To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; 2) To approve the appointment of independent auditors for the 1996 fiscal year; 3) To consider and vote upon a proposal to approve the 1996 International Bancshares Corporation Stock Option Plan adopted by the Board of Directors on April 3, 1996; and 4) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27. International Bancshares Corporation Financial Data Schedule for the period ended March 31, 1996.

(b) Registrant filed a current report on Form 8-K dated April 3, 1996, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                    RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
March 31, 1996                         3 MNTHS     OVER 3 MNTHS     OVER 1 YR                     TOTAL
(Dollars in Thousands)                 OR LESS       TO  1 YR       TO 5 YRS      OVER 5 YRS
======================               =============  =============  =============  =============
SECTION A
- ---------
RATE SENSITIVE ASSETS

FED FUNDS SOLD                           7,300           -              -               -           7,300
DUE FROM BANK INT EARNING                1,888            11            -               -           1,899
INVESTMENT SECURITIES                  165,377       233,359        962,229             950     1,361,915
LOANS, NET OF NON-ACCRUALS             928,586        90,063         90,478          74,952     1,184,079
                                     ---------     ---------      ---------       ---------     ---------
TOTAL EARNING ASSETS                 1,103,151       323,433      1,052,707          75,902     2,555,193
                                     ---------     ---------      ---------       ---------     ---------
CUMULATIVE EARNING ASSETS            1,103,151     1,426,584      2,479,291       2,555,193
                                     =========     =========      =========       =========      =========
SECTION B
- ---------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS                          614,684       537,931        153,390             303     1,306,308
OTHER INT BEARING DEPOSITS             592,223           -              -               -         592,223
FED FUNDS PURCHASED & REPOS            257,365        16,763         15,634             -         289,762
OTHER BORROWINGS                        52,250           -              -               -          52,250
                                     ---------     ---------      ---------       ---------     ---------
TOTAL INTEREST BEARING LIABILITIES   1,516,522       554,694        169,024             303     2,240,543
                                     ---------     ---------      ---------       ---------     ---------
CUMULATIVE SENSITIVE LIABILITIES     1,516,522     2,071,216      2,240,240       2,240,543
                                     =========     =========      =========       =========      =========
SECTION C
- ---------
REPRICING GAP                         (413,371)    (231,261)        883,683          75,599       314,650
CUMULATIVE REPRICING GAP              (413,371)    (644,632)        239,051         314,650
RATIO OF INTEREST-SENSITIVE               .73          .58            6.23              -           1.14
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST-            .73          .69            1.11            1.14
   SENSITIVE ASSETS TO LIABILITIES
                                     =========     =========      =========       =========      =========

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL BANCSHARES CORPORATION



Date:  May 14, 1996         /s/ DENNIS E. NIXON
                                Dennis E. Nixon
                                President



Date:  May 14, 1996         /s/ ARNOLDO CISNEROS
                                Arnoldo Cisneros
                                Secretary-Treasurer (Chief Accounting Officer)

