Form 10-Q
period 1996-06-30
INTERNATIONAL BANCSHARES CORP
filed 1996-08-14
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  JUNE 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                           SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value              8,744,952 shares outstanding at
                                                    August 12, 1996

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (Dollars in Thousands)

                                                      June 30,     December 31,
           ASSETS                                       1996           1995
- -------------------------------------------------    -----------     ----------
Cash and due from banks .........................    $    92,403         86,827
Federal funds sold ..............................         69,000         37,000
                                                     -----------     ----------
             Total cash and cash equivalents ....        161,403        123,827

Time deposits with banks ........................             11          1,800

Investment securities:
  Held to maturity
    (Market value of $2,875 on June 30, 1996
    and $2,895 on December 31, 1995 .............          2,885          2,909
  Available for sale
    (Amortized cost of $1,418,851 on June 30,
    1996 and $1,439,823 on December 31, 1995 ....      1,418,673      1,460,432
                                                     -----------     ----------
             Total investment securities ........      1,421,558      1,463,341
Loans:
   Commercial, financial and agricultural .......        690,208        718,364
   Lease financing receivables, net .............          3,910          3,910
   Real estate - mortgage .......................        200,358        200,998
   Real estate - construction ...................         39,701         39,527
   Consumer .....................................        138,185        124,843
   Foreign ......................................        128,456        120,748
                                                     -----------     ----------
             Total loans ........................      1,200,818      1,208,390

   Less unearned discounts ......................         (3,388)        (3,479)
                                                     -----------     ----------
             Loans, net of unearned discounts ...      1,197,430      1,204,911

   Less allowance for possible loan losses ......        (19,753)       (18,455)
                                                     -----------     ----------
             Net loans ..........................      1,177,677      1,186,456
                                                     -----------     ----------
Bank premises and equipment, net ................         86,938         80,410
Accrued interest receivable .....................         21,831         22,204
Other assets ....................................         72,747         57,568
                                                     -----------     ----------
             Total assets .......................    $ 2,942,165      2,935,606
                                                     -----------     ----------

                                                                    (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Condition, continued

                             (Dollars in Thousands)

                                                      June 30,     December 31,
                                                        1996           1995
                                                     -----------     ----------
      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand - non-interest bearing ..............    $   295,701        295,301
     Savings and interest bearing demand ........        632,474        576,878
     Time .......................................      1,412,389      1,271,167
                                                     -----------     ----------
             Total deposits .....................      2,340,564      2,143,346

   Federal funds purchased and securities
     sold under repurchase agreements ...........        167,941        462,602
   Other borrowed funds .........................        162,000         66,500
   Other liabilities ............................         20,982         17,397
                                                     -----------     ----------
             Total liabilities ..................      2,691,487      2,689,845
                                                     -----------     ----------
Shareholders' equity:
   Common stock of $1.00 par value ..............
     Authorized 15,000,000 shares;
     issued 10,312,821 shares in 1996
     and 8,159,814 shares in 1995 ...............         10,313          8,160
   Surplus ......................................         11,232         10,637
   Retained earnings ............................        238,393        221,350
   Net unrealized holding (losses) gains on
     available for sale securities,
     net of deferred income taxes ...............           (116)        13,396
                                                     -----------     ----------
                                                         259,822        253,543
   Less cost of shares in treasury,
     1,576,696 shares in 1996 and
     1,229,332 shares in 1995 ...................         (9,144)        (7,782)
                                                     -----------     ----------
             Total shareholders' equity .........        250,678        245,761
                                                     -----------     ----------
             Total liabilities and
                shareholders' equity ............    $ 2,942,165      2,935,606
                                                     ===========     ==========

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                  (Dollars in Thousands, except per share data)

                                            Three Months Ended      Six Months Ended
                                                JUNE 30,               JUNE 30,
                                            -------------------    -----------------
                                              1996       1995       1996      1995
                                            --------    -------    -------   -------
Interest income:
   Loans, including fees ................   $ 29,286     31,092     59,023    61,292
   Time deposits with banks .............         74         10         85        16
   Federal funds sold ...................        312        188        592       360
   Investment securities:
     Taxable ............................     22,847     22,749     46,519    42,903
     Tax-exempt .........................        408        445        814       932
   Other interest income ................         80        105        200       210
                                            --------    -------    -------   -------
             Total interest income ......     53,007     54,589    107,233   105,713
                                            --------    -------    -------   -------
Interest expense:
   Savings deposits .....................      4,451      4,134      8,747     8,351
   Time deposits ........................     16,365     15,526     32,487    29,847
   Federal funds purchased and securities
    sold under repurchase agreements ....      3,197      7,010      8,838    12,033
   Other borrowings .....................      1,204      1,923      1,760     3,790
                                            --------    -------    -------   -------
             Total interest expense .....     25,217     28,593     51,832    54,021
                                            --------    -------    -------   -------
             Net interest income ........     27,790     25,996     55,401    51,692

Provision for possible loan losses ......      1,713      1,238      3,272     2,457
                                            --------    -------    -------   -------
             Net interest income after
                provision for possible
                loan losses .............     26,077     24,758     52,129    49,235
                                            --------    -------    -------   -------
Non-interest income:
   Service charges on deposit accounts ..      3,616      3,274      7,128     6,590
   Other service charges, commissions
     and fees ...........................      1,650      1,366      3,271     3,068
   Insurance premiums earned ............        177        145        395       283
   Investment securities transactions ...       (500)      (180)       390        18
   Net profit of operations for other
     real estate owned ..................       --          (19)      --        --
   Other income .........................      2,348      1,563      4,376     3,158
                                            --------    -------    -------   -------
             Total non-interest income ..      7,291      6,149     15,560    13,117
                                            --------    -------    -------   -------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - continued

                  (Dollars in Thousands, except per share data)

                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             ----------------        --------------
                                             1996        1995        1996      1995
                                             ----        ----        ----      ----
Non-interest expense:
   Employee compensation and benefits        7,044       6,311      13,785    12,461
   Occupancy                                 1,275         809       2,410     1,593
   Depreciation of premises and equipment    1,644       1,656       3,188     3,327
   Professional fees                         1,670       1,916       3,245     3,569
   Net cost of operations for other real
     estate owned                               21          68          97        68
   Other                                     6,232       6,431      11,874    11,040
                                            ------      ------      ------    ------
             Total non-interest expense     17,886      17,191      34,599    32,058
                                            ------      ------      ------    ------
             Income before income taxes     15,482      13,716      33,090    30,294

Income taxes                                 4,861       4,529      10,480     9,915
                                            ------      ------      ------    ------
             Net Income                   $ 10,621       9,187      22,610    20,379
                                            ------      ------      ------    ------
   Net income per share (Note 5)          $   1.17        1.01        2.50       2.25

   Weighted average number of shares
     outstanding                         9,059,232   9,064,347   9,059,232  9,064,347

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)

                                                                             Six Months Ended
                                                                                 June 30
                                                                          ---------------------
                                                                            1996        1995
                                                                          ---------    --------
Operating activities:
  Net Income ..........................................................   $  22,610      20,379

  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses ..............................       3,272       2,457
      Recoveries on charged-off loans .................................         280         309
      Net cost of operations for other real estate
        owned .........................................................          97          68
      Depreciation of bank premises and equipment .....................       3,188       3,327
      Accretion of investment securities discounts ....................        (930)       (781)
      Amortization of investment securities premiums ..................       3,534       6,276
      Realized gain on investment securities
        transactions, net .............................................        (390)        (18)
      Gain on sale of bank premises and equipment .....................        (110)        (46)
      Decrease (increase) in accrued interest
        receivable ....................................................         373        (789)
      Increase in other liabilities ...................................       4,720       3,820
                                                                          ---------    --------
           Net cash provided by operating activities ..................      36,644      35,002

Investing activities:

  Cash acquired in purchase transaction ...............................      99,747       6,007
  Proceeds from maturities of securities ..............................          47      25,548
  Proceeds from sales of available
    for sale securities ...............................................     276,552      71,502
  Purchases of available for sale securities ..........................    (418,267)   (295,292)
  Principal collected on mortgage-backed securities ...................     160,512      82,269
  Proceeds from matured time deposits with banks ......................       2,284         297
  Purchases of time deposits with banks ...............................        (495)       (198)
  Net decrease (increase) in loans ....................................      26,635     (40,183)
  Net increase in other assets ........................................      (1,612)     (2,274)
  Purchase of bank premises and equipment .............................      (6,712)     (5,465)
  Proceeds from sale of bank premises and equipment ...................         498          74
                                                                          ---------    --------
           Net cash provided by (used in)
             investing activities .....................................     139,189    (157,715)
                                                                          ---------    --------

                                                               (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued

                             (Dollars in Thousands)

                                                                                  Six Months Ended
                                                                                       June 30
                                                                                 --------------------
                                                                                    1996        1995
                                                                                 ---------    --------
Financing activities:
  Net decrease in non-interest bearing demand
    deposits .................................................................   $    (554)    (14,447)
  Net increase (decrease) in savings and interest
    bearing demand deposits ..................................................      14,562     (88,295)
  Net increase (decrease) in time deposits ...................................      51,077     (25,960)
  Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements ..........................    (294,661)    249,824
  Proceeds from issuance of other borrowed funds .............................     464,000        --
  Principal payments on other borrowed funds .................................    (368,500)       (500)
  Purchase of treasury stock .................................................      (1,362)       (428)
  Proceeds from exercise of stock options ....................................         688         320
  Payments of cash dividends .................................................      (3,489)     (2,762)
  Payments of cash dividends in lieu of fractional
    shares ...................................................................         (18)         (3)
                                                                                 ---------    --------
           Net cash (used in) provided by
             financing activities ............................................    (138,257)    117,749
                                                                                 ---------    --------
           Increase (decrease) in cash and cash
             equivalents .....................................................      37,576      (4,964)

  Cash and cash equivalents
    at beginning of year .....................................................     123,827      90,200
                                                                                 ---------    --------
  Cash and cash equivalents
    at end of period .........................................................   $ 161,403      85,236
                                                                                 =========    ========
  Supplemental cash flow information:
    Interest paid ............................................................   $  51,936      55,175
    Income taxes paid ........................................................      11,121      11,425

  Supplemental schedule of noncash investing and financing activities relating to the purchase transaction:
      Loans acquired .........................................................      21,408      28,501
      Investment securities acquired .........................................        --        36,259
      Other assets acquired ..................................................      11,009       9,276
      Deposits and other liabilities assumed .................................     132,164      80,043

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

     On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

Note 2  - Acquisitions

      On July 30, 1996, the Company entered into a purchase of assets and liability assumption agreement whereby IBC will purchase certain assets and will assume certain liabilities of Home Savings of America F.S.B., Irwindale, California. This agreement is subject to regulatory approval. IBC will purchase loans of approximately $625,000 and assume deposits of approximately $216,000,000 and will receive cash or other assets in the amount of approximately $203,000,000.

      Effective June 27, 1996, the Company purchased certain assets and assumed certain liabilities of River Valley Bank, F.S.B., in Weslaco, Texas, ("RVB"), a federal savings bank organized under the laws of the United States. At the date of closing, total loans acquired were approximately $21,408,000, deposits assumed of approximately $132,133,000 and received cash and other assets in the amount of approximately $110,756,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $6,599,000. These assets are being amortized on a straight line basis over a fifteen year period.

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

                                                  June 30,            June 30,
                                                    1996                1995
                                                  ---------           -------
                                                    (Dollars in Thousands)
        U. S. Treasury and federal agencies
               Held to maturity                 $       -             584,661
               Available for sale                 1,372,889           839,765
        States and political subdivisions
               Held to maturity                         895             8,624
               Available for sale                    29,807            24,919
        Other
               Held to maturity                       1,990             3,640
               Available for sale                    15,977            14,215
                                                    -------           -------
               Total investment securities      $ 1,421,558         1,475,824
                                                  =========         =========

The Company may invest in collateralized mortgage obligations and structured notes. However, at June 30, 1996 the Company did not have outstanding investments in these type of securities. At June 30, 1995 such investments in the portfolio were not significant to the financial position of the Company.

Note 4 - Allowance for Possible Loan Losses

     A summary of the allowance for possible loan losses follows:

                                                          Six Months Ended
                                                                June 30,
                                                         --------------------
                                                         1996            1995
                                                         ----            ----
                                                        (Dollars in Thousands)
Balance at January 1                                  $ 18,455          17,025

     Losses charged to allowance                        (2,254)         (1,354)
     Recoveries credited to allowance                      280             309
                                                        ------          ------
     Net losses charged to allowance                    (1,974)         (1,045)

     Provisions charged to operations                    3,272           2,457
                                                        ------          ------
     Allowances acquired in purchase
       transactions                                        -               332
                                                        ------          ------
Balance at June 30                                    $ 19,753          18,769
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

        Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the six month period of both 1996 and 1995 was not material to the Company's consolidated financial position.

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

        While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 1996, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

     Per share data for 1995 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 19, 1995 which resulted in the issuance of 1,625,716 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 3, 1995. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on March 28, 1996 for all holders of Common Stock of record on April 3, 1996 and May 17, 1996, respectively, said dividends were paid on April 15, 1996 and June 7, 1996, respectively.

     The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, which repurchases are usually related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $10,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $10,000,000 cap will occur in the future.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 300,000. The 598,522 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of June 30, 1996 options to acquire 581,020 shares of common stock remain outstanding, all of which options were granted under the 1987 Plan. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the second quarter of 1996 was $10,621,000 or $1.17 per share -primary ($1.17 per share - fully diluted) compared to $9,187,000 or $1.01 per share - primary ($1.01 per share -
 fully diluted) in the corresponding 1995 period. Total assets at June 30, 1996 were $2,942,165,000 which represents a 1% increase over total assets of $2,907,274,000 at June 30, 1995 and a .22% increase over total assets of $2,935,606,000 as of December 31, 1995. Deposits at June 30, 1996 were $2,340,564,000 an increase of 17% over the $2,003,843,000 amount reported at June 30, 1995, and an increase of 9% over the $2,143,346,000 amount reported at December 31, 1995. Total loans at June 30, 1996 decreased 1% to $1,200,818,000 from $1,213,881,000 reported at June 30, 1995 and decreased 1% from the $1,208,390,000 amount reported at December 31, 1995. The decrease in total loans is primarily attributable to the slow down of the local economy caused by the Mexican peso devaluation. Total asset growth basically remained flat during the first six months of 1996. There was a decrease in the aggregate amount of repurchase agreements, short term fixed borrowings and certificate of indebtedness with the Federal Home Bank of Dallas (FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") to $220,000,000 at June 30, 1996 compared to $359,500,000 reflected at
December 31, 1995. The primary changes noted during this period were changes to the asset and liability mix of the Company. The increase to total deposits and federal funds sold during this first six months can be partially attributed to the acquisition of RVB, (see note 2 of notes to consolidated financial statements). The decrease in wholesale liabilities, repurchase agreements, short term fixed borrowings and certificates of indebtedness related to the Company's contraction of its earning asset base in anticipation of the acquisition of RVB.

     In order to achieve a net yield that is relatively immune to major swings in market rates, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the second quarter of 1996 increased $1,794,000 (7%) over the same period in 1995. The Company's average balances of domestic and foreign loans for the six month period of 1996 to $1,204,027,000 compared to $1,143,466,000 for the same period in 1995. Interest and fees on loans for the six month period in 1996 decreased $2,269,000 (4%) compared to the same period in 1995.

     Investment securities decreased 4% to $1,421,558,000 at June 30, 1996 from $1,475,824,000 at June 30, 1995. Time deposits with other banks decreased to $11,000 at June 30, 1996, representing a 97% decrease from $396,000 at June 30, 1995. Total federal funds sold increased to $69,000,000 at June 30, 1996 from $3,500,000 for the second quarter of 1995. The decreased investment in investment securities and time deposits with other banks was largely due to a decline in the use of wholesale liabilities, repurchase agreements and short term fixed borrowings. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax.

     Interest income on taxable and tax exempt investment securities for the second quarter in 1996 increased $61,000 over the same quarter in 1995 and increased $3,498,000 (8%) for the six month period ended June 30, 1996 as compared to the same period in 1995. Interest income on time deposits with banks and federal funds sold for the second quarter in 1996 increased $188,000 (95%) from the same quarter in 1995 and increased $301,000 (8%) for the six month period ended June 30, 1996 as compared to the same period in 1995. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 1996 increased $1,520,000 (1%) from the same quarter in 1995. The increase in total interest income was primarily due to the increase in the volume of earning assets of the Company.

     Total interest expense for savings deposit, time deposits and other borrowings decreased $3,376,000 (12%) for the second quarter of 1996 from the same quarter in 1995 and decreased $2,189,000 (4%) for the six month period ended June 30, 1996 over the same period in 1995. The decrease in total interest expense was largely due to a decline in the use of wholesale liabilities, repurchase agreements and short term fixed borrowings. As a result, net interest income for the second quarter of 1996 increased $1,794,000 or 7% over the same period in 1995 and increased $3,709,000 (7%) for the six month period ended June 30, 1996 over the corresponding period in 1995. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income increased $1,142,000 to $7,291,000 in the second quarter of 1996 as compared to $6,149,000 for the quarter ended June 30, 1995 and increased $2,443,000 (19%) to $15,560,000 for the six month period ended June 30, 1996 as compared to $13,117,000 for the six months ended June 30, 1995. The overall increase is due to the Company's efforts to improve non-interest income.

     Non-interest expense increased $695,000 (4%) to $17,886,000 for the second quarter of 1996 as compared to $17,191,000 for the quarter ended June 30, 1995 and increased $2,541,000 (8%) to $34,599,000 for the six month period ended June 30, 1996 as compared to $32,058,000 for the six months ended June 30, 1995. The increase is largely due to the increased operations at each of the subsidiary banks.

     The allowance for possible loan losses increased $541,000 in the second quarter of 1996 as compared to the $295,000 increase in the second quarter of 1995. For the first six months of 1996, the provision for possible loan losses was $3,272,000 compared to $2,457,000 for the first six months of 1995. The Company continues to maintain an aggressive loan loss provision due to the increase in the size of the loan portfolio and an uncertain economy. The Company charged off $1,279,000 against the allowance for possible loan losses during the second quarter of 1996 compared to $1,105,000 in the second quarter for the prior year. For the six month period ending June 30, 1996 net losses charged against the allowance for possible loan losses amounted to $1,974,000 compared to net losses charged against the allowance for possible loan losses of $1,045,000 for the six months ended June 30, 1995. The allowance for possible loan losses was 1.65% of June 30, 1996 loans, net of unearned income, compared to 1.55% of the corresponding period in 1995 and 1.53% at December 31, 1995.

     On June 30 1996, the Company had $2,942,165,000 of consolidated assets of which approximately $129,843,000 or 4% were related to loans outstanding to borrowers from Mexico. Of the $129,843,000, $105,388,000 or 81% is directly or indirectly secured by U. S. assets, principally certificates of deposits and real estate; 14% is secured by Mexican real estate, 1% is Mexican sovereign debt extended to Mexican banks; 2% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. The Company will continue to monitor the effect of the peso devaluation.

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

     The Company had a leverage ratio of 7.86% and 6.84%, risk-weighted Tier 1 capital ratio of 15.55% and 13.41% and risk-weighted total capital ratio of 16.77% and 14.57% for June 30, 1996 and December 31, 1995, respectively, which ratios reflect the deduction of the goodwill and core deposit intangible booked of approximately $12,028,000 in connection with the RVB, BCC and SONB transactions (see note 2 of notes to consolidated financial statements). The amounts are well above the minimum regulatory requirements.

        As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 1996 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability
- - sensitive during the early time periods and becomes asset sensitive in the longer periods.

     The Company's Asset and Liability Committee reviews semi-annually the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position. The Company uses modeling of future events as a primary tool for monitoring interest rate risk. The Federal banking agencies issued a final rule on the interest rate component of risk based capital, which requires the banking agencies to take into account the effect interest rates can have on a bank's capital. On July 12, 1996, the federal banking agencies adopted an interagency policy statement which establishes a uniform framework for evaluating the adequacy and effectiveness of a bank's interest rate risk management. Adjustments to the Company's interest rate risk management will be considered in conjunction with the new policy statement.

     The Company will depend upon earnings of subsidiaries, in addition to borrowed funds, to finance its future cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first six months of 1996 and expects to continue to fund during 1996 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

FORWARD LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward- looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. These forward-looking statements involve certain risks and uncertainties. Such statements are made in reliance on the "safe harbor" protection provided under the Private Securities Litigation Reform Act of 1995.

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

    The following directors, constituting
    the entire board of directors, were
    elected:

    Lester Avigael ............................   4,960,739      627     NONE
    R. David Guerra ...........................   4,961,246      120     NONE
    Irving Greenblum ..........................   4,961,246      120     NONE
    Richard E. Haynes .........................   4,960,949      417     NONE
    Roy Jennings, Jr ..........................   4,961,246      120     NONE
    Sioma Neiman ..............................   4,960,739      627     NONE
    Dennis E. Nixon ...........................   4,961,246      120     NONE
    Leonardo Salinas ..........................   4,949,436   11,930     NONE
    A.R. Sanchez Jr ...........................   4,960,794      572     NONE
    Alberto A. Santos .........................   4,961,246      120     NONE

2)  To  approve of the appointment
    independent  auditors for the 1996
    fiscal year ...............................   4,958,930     NONE    2,436

3)  To consider and vote upon a proposal
    to approve the 1996 International
    Bancshares Corporation Stock Option
    Plan adopted by the Board of
    Directors on April 3, 1996 ................   4,930,431   24,716    6,219


4)  To transact such other business as
    may lawfully come before the meeting
    or any adjournment thereof ................   4,961,366     NONE     NONE

    Proxies were solicited pursuant to
    Schedule 14A under the Securities
    Exchange Act of 1934

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27. International Bancshares Corporation Financial Data Schedule for the period ended June 30, 1996.

(b) Registrant filed a current report on Form 8-K dated April 3, 1996, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the Registrants'cash dividend and 25% stock split-up effected through a stock dividend.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                    RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
June 30, 1996                          3 MNTHS     OVER 3 MNTHS     OVER 1 YR                     TOTAL
(Dollars in Thousands)                 OR LESS       TO  1 YR       TO 5 YRS      OVER 5 YRS
=============================================================================================================
SECTION A
- -------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD ...................       69,000          --            --             --           69,000
DUE FROM BANK INT EARNING ........            _            11          --             --               11
INVESTMENT SECURITIES ............       94,579       272,534      1,052,964          1,481      1,421,558
LOANS, NET OF NON-ACCRUALS .......      929,997       103,207       91,083           70,760      1,195,047
- -------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............    1,093,576       375,752      1,144,047         72,241      2,685,616
- -------------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........    1,093,576     1,469,328      2,613,375      2,685,616          --
=============================================================================================================
SECTION B
- -------------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................      644,734       600,868        166,479            308      1,412,389
OTHER INT BEARING DEPOSITS .......      632,474          --             --             --          632,474
FED FUNDS PURCHASED & REPOS ......      109,837        41,478         16,626           --          167,941
OTHER BORROWINGS .................      160,000         2,000           --             --          162,000
- -------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES    1,547,045       644,346        183,105            308      2,374,804
- -------------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES .    1,547,045     2,191,391      2,374,496      2,374,804          --
=============================================================================================================
SECTION C
- -------------------------------------------------------------------------------------------------------------
REPRICING GAP ....................     (453,469)     (268,594)       960,942         71,933        310,812
CUMULATIVE REPRICING GAP .........     (453,469)     (722,063)       238,879        310,812
RATIO OF INTEREST-SENSITIVE ......          .71           .58           6.25           --             1.13
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST- ...                        .71            .67           1.10           1.13
   SENSITIVE ASSETS TO LIABILITIES
=============================================================================================================

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION
                                ------------------------------------

Date: AUGUST 14, 1996            /s/ DENNIS E. NIXON
      ----------------          --------------------
                                     Dennis E. Nixon
                                     President

Date: AUGUST 14, 1996            /s/ ARNOLDO CISNEROS
      ----------------          ---------------------
                                     Arnoldo Cisneros
                                     Secretary-Treasurer
                                     (Chief Accounting Officer)

