Form 10-Q
period 1996-09-30
INTERNATIONAL BANCSHARES CORP
filed 1996-11-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  SEPTEMBER 30, 1996

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

           CLASS                             SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value                8,748,069 shares outstanding at
                                                      November 7, 1996

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (Dollars in Thousands)

                                                     September 30,  December 31,
                 ASSETS                                  1996           1995
                                                     -----------    -----------
Cash and due from banks ............................ $   109,731    $    86,827

Federal funds sold .................................      27,000         37,000
                                                     -----------    -----------
             Total cash and cash equivalents .......     136,731        123,827

Time deposits with banks ...........................           _          1,800

Investment securities:
  Held to maturity
    (Market value of $3,158 on September 30, 1996
    and $2,895 on December 31, 1995) ...............       3,167          2,909
  Available for sale
    (Amortized cost of $1,505,243 on September 30,
    1996 and $1,439,823 on December 31, 1995) ......   1,505,759      1,460,432
                                                     -----------    -----------
             Total investment securities ...........   1,508,926      1,463,341

Loans:
   Commercial, financial and agricultural ..........     692,381        718,364
   Lease financing receivables, net ................       3,910          3,910
   Real estate - mortgage ..........................     190,353        200,998
   Real estate - construction ......................      34,955         39,527
   Consumer ........................................     143,203        124,843
   Foreign .........................................     124,378        120,748
                                                     -----------    -----------
             Total loans ...........................   1,189,180      1,208,390

   Less unearned discounts .........................      (3,399)        (3,479)
                                                     -----------    -----------
             Loans, net of unearned discounts ......   1,185,781      1,204,911

   Less allowance for possible loan losses .........     (20,303)       (18,455)
                                                     -----------    -----------
             Net loans .............................   1,165,478      1,186,456
                                                     -----------    -----------
Bank premises and equipment, net ...................      88,621         80,410
Accrued interest receivable ........................      22,270         22,204
Other assets .......................................      76,375         57,568
                                                     -----------    -----------
             Total assets .......................... $ 2,998,401      2,935,606
                                                      ===========    ===========
                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)
                                                    September 30,   December 31,
                                                        1996           1995
                                                    -----------      ----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ............     $   321,699         295,301
     Savings and interest bearing demand ......         618,991         576,878
     Time .....................................       1,423,039       1,271,167
                                                    -----------      ----------
             Total deposits ...................       2,363,729       2,143,346

   Federal funds purchased and securities
     sold under repurchase agreements .........         115,112         462,602
   Other borrowed funds .......................         234,000          66,500
   Other liabilities ..........................          24,310          17,397
                                                    -----------      ----------
             Total liabilities ................       2,737,151       2,689,845
                                                    -----------      ----------
Shareholders' equity:

   Common stock of $1.00 par value ............
     Authorized 15,000,000 shares;
     issued 10,343,480 shares in 1996
     and 8,159,814 shares in 1995 .............          10,343           8,160
   Surplus ....................................          11,378          10,637
   Retained earnings ..........................         248,991         221,350
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes .............             336          13,396
                                                    -----------      ----------
                                                        271,048         253,543
     Less cost of shares in treasury,
     1,594,311 shares in 1996 and
     1,229,332 shares in 1995 .................          (9,798)         (7,782)
                                                    -----------      ----------
             Total shareholders' equity .......         261,250         245,761
                                                    -----------      ----------
             Total liabilities and
                shareholders' equity ..........     $ 2,998,401       2,935,606
                                                    ===========      ==========
See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                  (Dollars in Thousands, except per share data)

                                                                       Three Months Ended                      Nine Months Ended
                                                                           September 30,                          September 30,
                                                                     --------------------------           -------------------------
                                                                       1996              1995               1996              1995
                                                                     --------           -------           -------          --------
Interest income:
   Loans, including fees ..................................          $ 29,850            31,487            88,873            92,779
   Time deposits with banks ...............................                 3                 6                52                22
   Federal funds sold .....................................               312               214               904               574
   Investment securities:
     Taxable ..............................................            25,445            24,399            72,000            67,302
     Tax-exempt ...........................................               390               459             1,204             1,391
   Other interest income ..................................                53               104               253               314
                                                                     --------           -------           -------          --------
          Total interest income ...........................            56,053            56,669           163,286           162,382
                                                                     --------           -------           -------          --------
Interest expense:
   Savings deposits .......................................             4,660             4,077            13,407            12,428
   Time deposits ..........................................            17,911            16,033            50,398            45,880
   Federal funds purchased and securities
    sold under repurchase agreements ......................             1,517             7,329            10,355            19,362
   Other borrowings .......................................             3,433             2,472             5,193             6,262
                                                                     --------           -------           -------          --------
             Total interest expense .......................            27,521            29,991            79,353            83,932
                                                                     --------           -------           -------          --------
             Net interest income ..........................            28,532            26,758            83,933            78,450

Provision for possible loan losses ........................             1,427             1,278             4,699             3,735
                                                                     --------           -------           -------          --------
             Net interest income after
                provision for possible
                loan losses ...............................            27,105            25,480            79,234            74,715
                                                                     --------           -------           -------          --------
Non-interest income:
   Service charges on deposit accounts ....................             4,091             3,386            11,219             9,976
   Other service charges, commissions
     and fees .............................................             1,692             1,286             4,963             4,354
   Insurance premiums earned ..............................               196               152               591               435
   Investment securities transactions .....................               (97)             (127)              293              (109)
   Net profit of operations for other
     real estate owned ....................................              --                --                --                --
   Other income ...........................................             1,326             1,737             5,702             4,895

             Total non-interest income ....................             7,208             6,434            22,768            19,551
                                                                     --------           -------           -------          --------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (Dollars in Thousands, except per share data)

                                                                       Three Months Ended                      Nine Months Ended
                                                                           September 30,                         September 30,
                                                                    ----------------------------         ---------------------------
                                                                        1996              1995              1996              1995
                                                                     ----------         ---------         ---------         --------
Non-interest expense:
   Employee compensation and benefits .....................              7,354             6,367            21,139            18,828
   Occupancy ..............................................              1,540             1,698             3,950             3,291
   Depreciation of premises and equipment .................              1,712             1,640             4,900             4,967
   Professional fees ......................................              1,712             1,889             4,957             5,458
   Net cost of operations for other real
     estate owned .........................................                140                53               237               121
   Other ..................................................              6,374             4,984            17,550            15,808
                                                                    ----------         ---------         ---------         ---------
             Total non-interest expense ...................             18,832            16,631            53,431            48,689
                                                                    ----------         ---------         ---------         ---------
             Income before income taxes ...................             15,481            15,283            48,571            45,577

Income taxes ..............................................              4,883             4,914            15,363            14,829
                                                                    ----------         ---------         ---------         ---------
             Net Income ...................................         $   10,598            10,369            33,208            30,748
                                                                    ----------         ---------         ---------         ---------
   Net income per share (Note 5) ..........................         $     1.17              1.15              3.66              3.40

   Weighted average number of shares
     outstanding ..........................................          9,067,024         9,039,444         9,067,024         9,039,444

          See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1996          1995
                                                          ---------    --------
Operating activities:
  Net Income ..........................................   $  33,208      30,748

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ..............       4,699       3,735
      Recoveries on charged-off loans .................         501         487
      Net cost of operations for other real estate
        owned .........................................         237         121
      Depreciation of bank premises and equipment .....       4,900       4,967
      Accretion of investment securities discounts ....      (1,278)     (1,349)
      Amortization of investment securities premiums ..       5,213       8,773
      Realized (gain) loss on investment securities
        transactions, net .............................        (293)        109
      Gain on sale of bank premises and equipment .....        (112)        (46)
      Increase in accrued interest
        receivable ....................................         (66)     (1,843)
      Increase in other liabilities ...................       8,048       7,747
                                                          ---------    --------

           Net cash provided by operating activities ..      55,057      53,449
                                                          ---------    --------

Investing activities:

  Cash acquired in purchase transaction ...............      99,747       7,123
  Proceeds from maturities of securities ..............          82      25,588
  Proceeds from sales of available
    for sale securities ...............................     338,503      84,117
  Purchases of available for sale securities ..........    (634,220)   (371,902)
  Principal collected on mortgage-backed securities ...     226,135     144,080
  Proceeds from matured time deposits with banks ......       2,295         297
  Purchases of time deposits with banks ...............        (495)       (491)
  Net decrease (increase) in loans ....................      37,186     (47,178)
  Net increase in other assets ........................      (5,380)     (2,142)
  Purchase of bank premises and equipment .............     (10,107)     (8,546)
  Proceeds from sale of bank premises and equipment ...         500          79
                                                          ---------    --------

           Net cash provided by (used in)
             investing activities .....................      54,246    (168,975)
                                                          ---------    --------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1996          1995
                                                          ---------    --------
Financing activities:

  Net increase (decrease)in non-interest
    bearing demand deposits ............................  $  25,444     (16,321)
  Net increase (decrease) in savings and interest
    bearing demand deposits ............................      1,079     (57,283)
  Net increase (decrease) in time deposits .............     61,727     (13,809)
  Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements ....   (347,490)    166,038
  Proceeds from issuance of other borrowed funds .......    806,000      94,500
  Principal payments on other borrowed funds ...........   (638,500)    (36,750)
  Purchase of treasury stock ...........................     (2,016)       (467)
  Proceeds from exercise of stock options ..............        865         419
  Payments of cash dividends ...........................     (3,490)     (2,762)
  Payments of cash dividends in lieu of fractional
    shares .............................................        (18)         (9)
                                                          ---------    --------
           Net cash (used in) provided by
             financing activities ......................    (96,399)    133,556
                                                          ---------    --------
           Increase in cash and cash
             equivalents ...............................     12,904      18,030

  Cash and cash equivalents
    at beginning of year ...............................    123,827      90,200
                                                          ---------    --------
  Cash and cash equivalents
    at end of period ...................................  $ 136,731     108,230
                                                          =========    ========
Supplemental cash flow information:
    Interest paid ......................................  $  79,606      88,609
    Income taxes paid ..................................     15,401      14,046

Supplemental schedule of noncash investing and financing
    activities relating to the purchase transaction:
      Loans acquired ...................................     21,408      37,043
      Investment securities acquired ...................       --        42,686
      Other assets acquired ............................     11,009      11,401
      Deposits and other liabilities assumed ...........    132,164     132,164

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

Note 2  - Acquisitions

         On October 1, 1996, the Company entered into a purchase of assets and liability assumption agreement whereby IBC will purchase certain assets and will assume certain liabilities of Bank of America Texas, N. A., Irving Texas. This agreement is subject to regulatory approval. IBC will purchase loans of approximately $678,000 and assume deposits of approximately $99,616,000 and will receive cash or other assets in the amount of approximately $95,282,000.

         On July 30, 1996, the Company entered into a purchase of assets and liability assumption agreement whereby IBC will purchase certain assets and will assume certain liabilities of Home Savings of America F.S.B., Irwindale, California, ("Savings of America"). This agreement received regulatory approval and will be closed on November 22, 1996. IBC will purchase loans of approximately $625,000 and assume deposits of approximately $216,000,000 and will receive cash or other assets in the amount of approximately $203,000,000.

         Effective June 27, 1996, the Company purchased certain assets and assumed certain liabilities of River Valley Bank, F.S.B., in Weslaco, Texas, ("RVB"), a federal savings bank organized under the laws of the United States. At the date of closing, total loans acquired were approximately $21,408,000, deposits assumed were approximately $132,133,000 and cash and other assets received were in the amount of approximately $110,756,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $6,599,000. These assets are being amortized on a straight line basis over a fifteen year period.

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

                                                September 30,  September 30,
                                                   1996             1995
                                                ----------       ---------
                                                  (Dollars in Thousands)

U. S. Treasury and federal agencies
         Held to maturity ....................  $     --           561,651
         Available for sale ..................   1,470,221         866,826
States and political subdivisions
         Held to maturity ....................         859           8,635
         Available for sale ..................      19,654          25,273
Other
         Held to maturity ....................       2,308           3,793
         Available for sale ..................      15,884          14,771
                                                ----------       ---------

         Total investment securities .........  $1,508,926       1,480,949
                                                ==========       =========

         The Company may invest in collateralized mortgage obligations and structured notes. However, at September 30, 1996 the Company did not have outstanding investments in these type of securities. At September 30, 1995 such investments in the portfolio were not significant to the financial position of the Company.

Note 4 - Allowance for Possible Loan Losses

      A summary of the allowance for possible loan losses follows:

                                                   September 30,   September 30,
                                                       1996           1995
                                                     --------       -------
                                                     (Dollars in Thousands)


Balance at January 1 ............................    $ 18,455        17,025

         Losses charged to allowance ............      (3,352)       (2,014)
      Recoveries credited to allowance ..........         501           487
                                                     --------       -------
         Net losses charged to allowance ........      (2,851)       (1,527)

         Provisions charged to operations .......       4,699         3,735
                                                     --------       -------
         Allowances acquired in purchase
            transactions ........................        --             435
                                                     --------       -------
Balance at September 30 .........................    $ 20,303        19,668
                                                     ========       =======

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

         Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the nine month period of both 1996 and 1995 was not material to the Company's consolidated financial position.

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

         While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 1996, was adequate to absorb possible losses from loans in the portfolio at that date.

5 - Stock and Cash Dividends

         Per share data for 1995 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 19, 1995 which resulted in the issuance of 1,625,716 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 3, 1995. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on March 28, 1996 for all holders of Common Stock of record on April 3, 1996 and May 17, 1996, respectively, and said dividends were paid on April 15, 1996 and June 7, 1996, respectively.

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

         On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 375,000. The 598,522 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of September 30, 1996 options to acquire 526,668 shares of common stock remain outstanding, all of which options were granted under the 1987 Plan, except options to acquire 1,000 shares granted under the plan. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net income for the third quarter of 1996 was $10,598,000 or $1.17 per share -primary ($1.17 per share - fully diluted) compared to $10,369,000 or $1.15 per share - primary ($1.15 per share - fully diluted) in the corresponding 1995 period. Total assets at September 30, 1996 were $2,998,401 which represents a 2% increase over total assets of $2,954,197 at September 30, 1995 and a 2% increase over total assets of $2,935,606,000 as of December 31, 1995. Deposits at September 30, 1996 were $2,363,729,000 an increase of 15% over the $2,062,545,000 amount reported at September 30, 1995, and an increase of 10% over the $2,143,346,000 amount reported at December 31, 1995. Total loans at September 30, 1996 decreased 3% to $1,189,180,000 from $1,228,847,000 reported at September 30, 1995 and decreased 2% from the $1,208,390,000 amount reported at December 31, 1995. The decrease in total loans is primarily attributable to the slow down of the local economy caused by the Mexican peso devaluation. The increase in assets and deposits during the first nine months of 1996, can be partially attributed to the acquisition of RVB, (see note 2 of notes to consolidated financial statements). The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas (FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") of $232,000,000 at September 30, 1996 decreased from the $359,500,000 reflected at December 31, 1995. The decrease in wholesale liabilities, repurchase agreements, short term fixed borrowings and certificates of indebtedness is related to the Company's contraction of its earning asset base in connection with the acquisition of RVB and Savings of America.

         In order to achieve a net yield that is relatively immune to major swings in market rates, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the third quarter of 1996 increased $1,774,000 (7%) over the same period in 1995. The Company's average balances of domestic and foreign loans increased for the nine month period of 1996 to $1,202,396 compared to $1,184,288 for the same period in 1995. Interest and fees on loans for the nine month period in 1996 decreased $3,906,000 (4%) compared to the same period in 1995.

         Investment securities increased 2% to $1,508,926,000 at September, 30, 1996 from $1,480,949,000 at September 30, 1995. Time deposits with other banks at September 30, 1996, reflected a zero balance representing a 100% decrease from $689,000 at September 30, 1995. Total federal funds sold increased to $27,000,000 for the third quarter of 1996 as compared to $21,000,000 for the third quarter of 1995. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax.

         Interest income on taxable and tax exempt investment securities for the third quarter in 1996 increased $977,000 (4%) over the same quarter in 1995 and increased $4,511,000 (7%) for the nine month period ended September 30, 1996 as compared to the same period in 1995. Interest income on time deposits with banks and federal funds sold for the third quarter in 1996 increased $95,000 (43%) from the same quarter in 1995 and increased $360,000 (60%) for the nine month period ended September 30, 1996 as compared to the same period in 1995. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 1996 decreased $616,000 (1%) from the same quarter in 1995. The decrease in total interest income was primarily due to the decrease in the loan portfolio.

         Total interest expense for savings deposit, time deposits and other borrowings decreased $2,390,000 (8%) for the third quarter of 1996 from the same quarter in 1995 and decreased $4,579,000 (5%) for the nine month period ended September 30, 1996 over the same period in 1995. The decrease in total interest expense was largely due to a decline in the use of wholesale liabilities, repurchase agreements and short term fixed borrowings. As a result, net interest income for the third quarter of 1996 increased $5,483,000 or 7% over the same period in 1995 and increased $1,774,000 (7%) for the nine month period ended September 30, 1996 over the corresponding period in 1995. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

         Non-interest income increased $774,000 to $7,208,000 in the third quarter of 1996 as compared to $6,434,000 for the quarter ended September 30, 1995 and increased $3,217,000 (16%) to $22,768,000 for the nine month period ended September 30, 1996 as compared to $19,551,000 for the nine months ended September 30, 1995. The overall increase is due to the Company's efforts to improve non-interest income.

         Non-interest expense increased $2,201,000 (13%) to $18,832,000 for the third quarter of 1996 as compared to $16,631,000 for the quarter ended September 30, 1995 and increased $4,742,000 (10%) to $53,431,000 for the nine month period ended September 30, 1996 as compared to $48,689,000 for the nine months ended September 30, 1995. The increase is largely due to the increased operations at the subsidiary banks.

         The allowance for possible loan losses increased $550,000 in the third quarter of 1996 as compared to the $899,000 increase in the third quarter of 1995. For the first nine months of 1996, the provision for possible loan losses was $4,699,000 compared to $3,735,000 for the first nine months of 1995. The Company continues to maintain an aggressive loan loss provision due to an uncertain economy. The Company charged off $1,098,000 against the allowance for possible loan losses during the third quarter of 1996 compared to $660,000 in the third quarter for the prior year. For the nine month period ending September 30, 1996 net losses charged against the allowance for possible loan losses amounted to $877,000 compared to net losses charged against the allowance for possible loan losses of $482,000 for the nine months ended September 30, 1995. The allowance for possible loan losses was 1.71% of September 30, 1996 loans, net of unearned income, compared to 1.61% of the corresponding period in 1995 and 1.53% at December 31, 1995.

         On September 30 1996, the Company had $2,998,401,000 of consolidated assets of which approximately $125,698,000 or 4% were related to loans outstanding to borrowers from Mexico. Of the $125,698,000, $100,743,000 or 80% is directly or indirectly secured by U. S. assets, principally certificates of deposits and real estate; 15% is secured by Mexican real estate, 1% is Mexican sovereign debt extended to Mexican banks; 2% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the recent devaluation of the peso in Mexico. The Company will continue to monitor the effects of the peso devaluation.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the Company's ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high yield investment opportunities as they arise. The subsidiary banks of the Company derive their liquidity largely from deposits of individuals and business entities; however, the deposits (excluding those from the acquisitions) are not growing at as high a percentage rate as they did in the past. Consequently, the Company is relying more on other funding sources. Other important funding sources for the Company's bank subsidiaries during 1995 and 1996 have been securities sold under agreement to repurchase, FHLB certificates of indebtedness and large time certificates of deposit requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distributions. Primary liquidity of the Company has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.

         The Company had a leverage ratio of 8.51% and 7.46%, risk-weighted Tier 1 capital ratio of 16.69% and 14.78% and risk-weighted total capital ratio of 17.94% and 15.93% for

September 30, 1996 and December 31, 1995, respectively, which ratios reflect the deduction of the goodwill and core deposit intangible booked of approximately $19,790,000 in connection with the acquisition transactions. The amounts are well above the minimum regulatory requirements.

         As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 1996 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability
- sensitive during the early time periods and becomes asset sensitive in the longer periods.

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

         The Company will depend upon earnings of subsidiaries, in addition to borrowed funds, to finance its future cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first nine months of 1996 and expects to continue to fund during 1996 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

FORWARD LOOKING INFORMATION

         Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. These forward-looking statements involve certain risks and uncertainties. Such statements are made in reliance on the "safe harbor" protection provided under the Private Securities Litigation Reform Act of 1995.

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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Exhibit (10k) - Purchase of asset and liability agreement dated as of July 30, 1996, by and between International Bank of Commerce and Home Savings of America F.S.B..

         Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended September 30, 1996.b).

(B)   FORM 8K

         Registrant filed a current report on Form 8-K dated October 9, 1996, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the pending acquisition of five branches of Bank of America, Texas.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                     RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
September 30,1996                      3 MNTHS     OVER 3 MNTHS     OVER 1 YR                     TOTAL
(Dollars in Thousands)                 OR LESS       TO  1 YR        TO 5 YRS      OVER 5 YRS
==========================================================================================================
SECTION A
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD                          27,000           -              -               -          27,000
DUE FROM BANK INT EARNING                  -             -              -               -             -
INVESTMENT SECURITIES                  119,352       268,121      1,119,998           1,455     1,508,926
LOANS, NET OF NON-ACCRUALS             920,398        94,725         94,455          74,598     1,184,176
----------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                 1,066,750       362,846      1,214,453          76,053     2,720,102
----------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS            1,066,750     1,429,596      2,644,049       2,720,102
==========================================================================================================
SECTION B
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS                          637,140       619,051        166,362             486     1,423,039
OTHER INT BEARING DEPOSITS             618,991           -              -               -         618,991
FED FUNDS PURCHASED & REPOS             85,658        20,074          9,380             -         115,112
OTHER BORROWINGS                       234,000           -              -               -         234,000
----------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES   1,575,789       639,125        175,742             486     2,391,142
----------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES     1,575,789     2,214,914      2,390,656       2,391,142
==========================================================================================================
SECTION C
----------------------------------------------------------------------------------------------------------
REPRICING GAP                         (509,039)    (276,279)      1,038,711          75,567       328,960
CUMULATIVE REPRICING GAP              (509,039)    (785,318)        253,393         328,960
RATIO OF INTEREST-SENSITIVE               .68          .57            6.91              -           1.14
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST-            .68          .65            1.11            1.14
   SENSITIVE ASSETS TO LIABILITIES
==========================================================================================================

     SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTERNATIONAL BANCSHARES CORPORATION

Date: NOVEMBER 11, 1996    /S/ DENNIS E. NIXON
                               Dennis E. Nixon
                               President

Date: NOVEMBER 11, 1996    /S/ ARNOLDO CISNEROS
                               Arnoldo Cisneros
                               Secretary-Treasurer (Chief Accounting Officer)