Form 10-K405
period 1996-12-31
INTERNATIONAL BANCSHARES CORP
filed 1997-03-31
CIK 315709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                    Commission file number
     December 31, 1996                              0-9439

                       INTERNATIONAL BANCSHARES CORPORATION
               (Exact Name of Registrant as Specified in its Charter)

              TEXAS                                      74-2157138
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was $269,691,493.

As of March 21, 1997, there were 8,777,058 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 1996 (in Parts I and II).

                                    CONTENTS

                                     PART I
                                                                     PAGE

Item 1.   Business...........................................          3
Item 2.   Properties.........................................         25
Item 3.   Legal Proceedings..................................         26
Item 4.   Submission of Matters to a Vote of
            Security Holders.................................         26


                                     PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters..............         26
Item 6.   Selected Financial Data............................         26
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
             Operations......................................         26
Item 8.   Financial Statements and Supplementary Data........         26
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..............         26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.         27
Item 11.  Executive Compensation.............................         29
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management............................         31
Item 13.  Certain Relationships and Related Transactions.....         33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K..........................         34

Signatures...................................................         38

Item 1. BUSINESS

GENERAL

      International Bancshares Corporation (the "Company") is a bank holding company with four bank subsidiaries providing commercial and retail banking services through 62 branch offices located in 23 communities in South and Southeast Texas. The Company was incorporated under the General Corporation Law of the State of Delaware in 1979 and has its principal corporate offices in Laredo, Texas. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. The Company's principal assets at December 31, 1996 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

     The bank subsidiaries are in the business of gathering funds from various sources and investing these funds in order to earn a return. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments principally are made in loans to various individuals and entities as well as in debt securities of the U.S. Government and various other entities whose payments are guaranteed by the U.S. Government. Historically, the bank subsidiaries have primarily focused on providing commercial banking services to small and medium sized businesses located in its trade area and international banking services. In recent years, the bank subsidiaries have also emphasized consumer and retail banking, including mortgage lending and credit card services, as well as branches situated in retail locations and grocery stores.

      The Company's philosophy focuses on customer service as represented by its motto, "We Do More." The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks' branches are located to local advisory boards (the "local boards"). The local boards direct the operations of the branches, with the supervision of the Bank's board of directors, and assist in introducing prospective customers to the Banks as well as developing or modifying products and services to meet customer needs. The Banks function largely on an autonomous basis, and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located. In contrast to many of its principal competitors, the credit decisions of the Banks are made locally and promptly. The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions.

      Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) currently stands at 51% and has been well below national peer group ratios for the last five years. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses.

      During the last seven years, IBC, as defined below, has been an active acquiror of financial institutions and banking assets in its trade area. The community focus of IBC and the involvement of the local boards have resulted in IBC. becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. IBC's decision to pursue an acquisition is based on a multitude of factors, including the ability to assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

      On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 82% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly-owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company formed three banks and acquired $1,568,192,000 in assets and assumed $1,529,729,000 of deposits in numerous acquisition transactions, which totals are as of the acquisition date and do not take into account any runoff or other subsequent events. In addition to the acquisitions, IBC has also focused on deposit growth from its traditional banking activities.

      Effective March 7, 1997, IBC purchased certain assets and assumed certain liabilities of five branches of Bank of America Texas, N. A., Irving, Texas. IBC purchased loans of approximately $397,000 and assumed deposits of approximately $86,314,000 and received cash or other assets in the amount of approximately $85,917,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium, totaling $3,754,000. These assets are being amortized on a straight line basis over a fifteen year period.

      Effective November 21, 1996, IBC purchased certain assets and assumed certain liabilities of three branches of Home Savings of America F.S.B., Irwindale, California. IBC purchased loans of approximately $769,000 and assumed deposits of approximately $196,813,000 and received cash and other assets in the amount of approximately $196,081,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $9,670,000. These assets are being amortized on a straight line basis over a fifteen year period.

      Effective June 27, 1996, IBC purchased certain assets and assumed certain liabilities of River Valley Bank, F.S.B., in Weslaco, Texas, a federal savings bank organized under the laws of the United States. At the date of closing, total loans acquired were approximately $21,408,000, deposits assumed were approximately $132,133,000 and cash and other assets received were in the amount of approximately $110,756,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $6,599,000. These assets are being amortized on a straight line basis over a fifteen year period.

      For more information regarding the acquisition transactions of the Company during the last three years, see note 2 of notes to Consolidated Financial Statements of the Company located on page 25 of the 1996 Annual Report which is incorporated herein by reference.

      In addition to IBC, the Company has three other bank subsidiaries. The three additional banks are (I) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas ("Commerce Bank");
(ii) International Bank of Commerce, a Texas state banking association which commenced operations in 1984, located in Brownsville, Texas ("IBC-Brownsville"); and (iii) International Bank of Commerce, a Texas state banking association which commenced operations in 1984, located in Zapata, Texas ("IBC-Zapata").

      The Company also has four non-banking subsidiaries. They are (I) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, and (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company.

SERVICES AND EMPLOYEES

      The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including, account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 120 automated teller machines, and through their branches situated in retail locations and grocery stores. As part of the Company's expansion of its retail banking services, the Company's current plan is to open 17, 12, and 2 additional grocery store branches in 1997, 1998 and 1999, respectively.

      The Company owns U.S. and Texas service mark registrations for "Rite Check", "IBC Centre", "INTERNATIONAL BANK OF COMMERCE" and the related United States and Mexico logo. In addition, the Company owns a Texas service mark registration for "CHECK 'N SAVE". Also, IBC is investigating the availability of service mark registrations related to certain proprietary products.

      No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries are diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

      As of December 31, 1996, the Company and its subsidiaries employed approximately 933 persons full-time and 94 persons part-time.

COMPETITION

      The Company is the largest minority-owned bank holding company in the United States, with more than a majority of its common stock being held by Hispanic shareholders. The Company is the second largest independent Texas bank holding company. The primary market area of the Company is South and Southeast Texas, an area bordered on the east by the Houston area, to the northwest by San Antonio, to the southwest by Laredo and to the southeast by Brownsville. The Company has increased its market share in its primary market area over the last seven years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and nonbank entities, which nonbank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors.

      The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 39%, 43% and 43% of the Company's bank subsidiaries' total deposits as of December 31, 1996, 1995 and 1994, respectively. To date, neither the Company nor its bank subsidiaries has experienced a material adverse impact related to the 1994 devaluations of the peso in Mexico. However, as of December 31, 1996, the Company experienced a decrease in total average loans of .21% over 1995. The Company believes that the decrease in loan demand, while not material, was due in part to the effect of the 1994 peso devaluations on the United States/Mexico border region.

SUPERVISION AND REGULATION

      GENERAL. In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

      FRB APPROVALS. The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to supervision by the FRB and to a certain extent the Texas Department of Banking. The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries. It is also subject to examination by the FRB. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership. Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The restrictions on the activities of bank holding companies could change significantly if the Glass-Steagall Act of 1935 is reformed. Current congressional debate over reforming the Glass-Steagall Act is centered around whether enhanced bank powers should be conducted within a holding company or through affiliates. It is impossible to predict at this time whether any of the reform proposals will pass, or what effect the proposals would have on the Company or its subsidiaries.

      The BHCA and the Change in Bank Control Act of 1978 require that, depending on the circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exceptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities where the bank holding company, such as the Company, has registered Securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act").

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

      INTERSTATE BANKING. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which rewrote federal law governing the interstate expansion of banks in the United States. Effective as of September 29, 1995, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas.

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

      In addition to providing for interstate acquisitions of banks by bank holding companies, the Interstate Banking Act provides for interstate branching by permitting mergers between banks domiciled in different States beginning June 1, 1997. The Interstate Banking Act provides that States may opt out of interstate branching by enacting non-discriminatory legislation prohibiting interstate bank mergers before June 1, 1997. If a State opts out, no bank in any other state may establish a branch in that State either through merger or formation. A bank whose home State opts out of interstate branching may not participate in any interstate merger transaction. In 1995, Texas passed legislation opting out of the interstate branching provisions of The Interstate Banking Act until September 1999. No accurate prediction can be made at this time as to how this legislation will affect the Company and/or its bank subsidiaries.

      FRB ENFORCEMENT POWERS. The FRB has certain cease-and-desist and divestiture powers over bank holding companies and non-banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease-and- desist orders or other actions. In the event a bank subsidiary experiences either a significant loan loss or rapid growth of loans or deposits, the Company may be compelled by the FRB to invest additional capital in the bank subsidiary. Further, the Company would be required to guaranty performance of the capital restoration plan of any undercapitalized bank subsidiary. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary. Under certain circumstances the Banking Commissioner (as herein defined) may bring enforcement proceedings against a bank holding company in Texas.

      COMPANY DIVIDENDS. The FRB's policy discourages the payment of dividends from borrowed funds and discourages payments that would affect capital adequacy. The FRB has issued policy statements which generally state that bank holding companies should serve as a source of financial and managerial strength to their bank subsidiaries, and generally should not pay dividends except out of current earnings, and should not borrow to pay dividends if the bank holding company is experiencing capital or other financial problems.

      GENERAL. All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas Department of Banking and the FDIC. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each member bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. A new FDIC insurance premium schedule went into effect January 1, 1993. The premiums increase incrementally based on the rating of the member bank.

      DIFA. The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of semiannual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF.

      DIFA also provided for a special one-time assessment imposed on deposits insured by the SAIF, including such deposits held by banks, to recapitalize the SAIF up to statutory required levels. The Company paid the one-time assessment in the first quarter of 1997 in the amount of $3.3 million in connection with the SAIF recapitalization.

      DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay amounts due on bonds issued by the Financing Corporation used to fund the federal thrift bailout. The Company currently estimates assessments may approximate $586,000 in 1997 with similar assessments per year through 1999 (or earlier if no savings associations exist prior to December 31, 1999) in connection with such bond payments.

      CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 1996, the Company's ratio of total capital-to-risk-weighted assets was 17.27%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy, and encouraging the holding of liquid, low- risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of $28,983,000 booked in connection with all the financial institution acquisitions of the Company are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 1996 was 7.80 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to it.

      Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 1996. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

      Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 1996, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

      In 1995, in accordance with FDICIA, the FDIC modified its risk-based capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank's capital adequacy. In 1996 the bank regulatory agencies introduced risk-based examination procedures. Effective January 1, 1997, the federal banking agencies jointly adopted regulations that amend the risk-based capital standards to incorporate measures for market risk. Applicable banking institutions will be required to adjust their risk-based capital ratio to reflect market risk. On December 19, 1996, the FFIEC revised the Uniform Financial Institutions Rating System commonly referred to as the CAMEL rating system. A sixth component addressing sensitivity to market risk was added. Sensitivity to market risk reflects the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or economic capital.

      INSOLVENCY. The Banking Commissioner of Texas (the "Banking Commissioner") may determine to close a Texas state bank when she finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed.

      DEPOSITOR PREFERENCE STATUTE. Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver.

      TEXAS LAW. Effective September 1, 1995, the new Texas Banking Act ("Act") became effective and the Texas Banking Code of 1943 was repealed. The purpose of the Act was to modernize and streamline the Texas banking laws. One of the many significant provisions of the Act adopts by reference the Texas Business Corporation Act, subject to modification by the Banking Commissioner. Among other matters, these corporate provisions will permit Texas state banks to merge with non-banking business entities, while national banks are only permitted to merge with banking entities. At present, no accurate prediction can be made as to how this legislation will affect the Company or its bank subsidiaries.

      CRA. Under the Community Reinvestment Act ("CRA"), the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. In 1995, the CRA regulations were rewritten and the new regulations and examination procedures were designed to emphasize performance over paperwork and process. Each bank subsidiary received either an "outstanding" or "satisfactory" rating in its most recent CRA review. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

      BSA. The bank subsidiaries are required to report certain deposit transactions to the U.S. Treasury Department pursuant to the Bank Secrecy Act ("BSA"). During 1996, the Financial Crimes Enforcement Network and the federal banking regulators amended the BSA regulations regarding suspicious activity reporting, funds transfer recordkeeping and the definition and designation of exempt customers. The bank subsidiaries' compliance with BSA is examined regularly by the FDIC and the Texas Department of Banking as well as the internal auditors of the Company.

      SECTION 23A. The Company, IBC and the other bank subsidiaries of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions.

      LENDING RESTRICTIONS. The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. The scope and requirements of such laws and regulations have been expanded significantly in recent years. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, recently the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company.

     BANK DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. At December 31, 1996, there was an aggregate of approximately $74,230,000 available for the payment of dividends to the Company, by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $74,230,000 and continue to be classified as "well capitalized". Note 15 of notes to Consolidated Financial Statements of the Company located on page 40 of the 1996 Annual Report is incorporated herein by reference.

      FDICIA. In 1991, Congress enacted FDICIA. FDICIA emphasizes the regulatory focus of protecting the Bank Insurance Fund. The FDIC was granted an expanded supervisory role in connection with all federally insured financial institutions. FDICIA firmly links supervision to bank capital. FDICIA provides for mandatory early intervention procedures that are triggered by diminishing capital of a financial institution. Specifically, FDICIA requires the FDIC to establish a system of risk-based assessments for federal deposit insurance, by which banks that pose a greater risk of loss to the FDIC (based on their capital levels and the FDIC's level of supervisory concern) will pay a higher insurance assessment.

      As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The new Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity.

      During 1996, the Office of the Comptroller of the Currency (the "OCC") adopted a major overhaul of its rules governing corporate applications, practices, and notices. The new rule incorporates a risk-based approach to corporate applications and activities of national banks. The new rule includes authority for operating subsidiaries to conduct for the first time activities beyond those permitted for national banks directly. Under the new rule, an operating subsidiary engaged in activities not permissible for the parent bank must observe certain separateness requirements. National banks must file applications for prior OCC approval to establish, or acquire, operating subsidiaries engaged in activities that are not permissible for the parent bank and the OCC may grant such approval on a case by case basis. Pursuant to the Texas parity provision, a Texas state bank may be permitted to engage in such activities permitted for national banks if notice is provided to the Banking Commissioner and the Banking Commissioner does not prohibit the activity.

      As part of the Small Business Job Protection Act of 1996, financial institutions are now eligible to make an S election for federal income tax purposes. To qualify as an S corporation, a financial institution must (I) not use the reserve method of accounting for bad debts, (ii) have only one class of stock, (iii) have no more than seventy-five shareholders, and (iv) have no foreign shareholders. The Company currently does not qualify for the S election.

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

                     DISTRIBUTION OF ASSETS, LIABILITIES AND
                              SHAREHOLDERS' EQUITY

     The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 1996, 1995 and 1994 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

                                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
                                                  1996                           1995                               1994
                                    ------------------------------   ----------------------------      ----------------------------
                                     AVERAGE             AVERAGE     AVERAGE             AVERAGE        AVERAGE             AVERAGE
                                     BALANCE  INTEREST  RATE/COST    BALANCE  INTEREST  RATE/COST       BALANCE  INTEREST  RATE/COST
                                     -------  --------  ---------    -------  --------  ---------       -------  --------  ---------
          ASSETS
Interest earning assets:
   Loans, net of unearned discounts:
     Domestic                      $ 1,073,524 $108,852   10.14%   $ 1,086,515 $115,064   10.59%    $  947,333   $89,332       9.43%
     Foreign                           126,067   10,331    8.19        115,621    9,347    8.08        107,913     7,725       7.16
   Investment securities:
     Taxable                         1,449,211   99,411    6.86      1,381,781   91,178    6.60      1,016,871   58,983        5.80
     Tax-exempt                         23,916    1,292    5.40         33,668    1,825    5.42         50,142    1,691        3.37
   Time deposits with banks                708       53    7.49            917       43    4.69            952       38        3.99
   Federal funds sold                   32,369    1,540    4.76         13,004      991    7.62         23,477    1,022        4.35
   Other                                 2,576      300   11.65          3,668      419   11.42          2,911      469       16.11
                                   -----------  -------            -----------  -------              ---------  -------

     Total interest-earning assets  $2,708,371 $221,779    8.19     $2,635,174 $218,867    8.31     $2,149,599 $159,260        7.41

Non-interest earning assets:
   Cash and due from banks         $    94,972                     $    84,277                      $   71,521
   Bank premises and equipment, net     85,584                          76,065                          66,693
   Other assets                         89,450                          74,451                          54,856
   Less allowance for possible
    loan losses                        (19,866)                        (18,794)                        (15,979)
                                   -----------                     -----------                      ----------

      Total                        $ 2,958,511                     $ 2,851,173                      $2,326,690
                                   ===========                     ===========                      ==========

   LIABILITIES AND
   SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and interest bearing
     demand deposits               $   617,090  $18,390    2.98       $548,917   $16,741   3.05       $488,654  $10,930        2.24
   Time deposits:
     Domestic                          645,782   32,065    4.97        555,446   28,028    5.05        471,597   18,290        3.88
     Foreign                           748,343   37,652    5.03        678,908   34,050    5.02        641,507   24,829        3.87
   Subordinated debt                      -        -        -              -        -       -              446       29        6.50
   Securities sold under
     repurchase agreements
     and federal funds purchased       236,223   12,151    5.14        444,379   25,594    5.76        248,817   10,311        4.14
   Other borrowings                    137,404    7,114    5.18        122,133    7,948    6.51         43,923    2,365        5.38
                                     ---------   ------              ---------   ------              ---------   ------
         Total interest bearing
            liabilities             $2,384,842 $107,372    4.50     $2,349,783 $112,361    4.78     $1,894,944  $66,754        3.52

Non-interest bearing liabilities:
   Demand deposits                     297,539                         269,218                         244,436
   Other liabilities                    21,927                          17,269                          12,074
Shareholders' equity                   254,203                         214,903                         175,236
                                     ---------                       ---------                       ---------

          Total                    $ 2,958,511                     $ 2,851,173                     $ 2,326,690
                                   ===========                     ===========                     ===========

          Net interest income                  $114,407                         $106,506                          $92,506
                                               ========                         ========                          =======

          Net yield on interest
            earning assets                                 4.22%                           4.04%                               4.30%
                                                           ====                            ====                                ====

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                    INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table analyzes the changes in net interest income during 1996 and 1995 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

                                   1996 COMPARED TO 1995      1995 COMPARED TO 1994
                                  ----------------------     ----------------------
                                  NET INCREASE (DECREASE)    NET INCREASE (DECREASE)
                                         DUE TO                     DUE TO
                                  ----------------------     ----------------------
                                  VOLUME   RATE    TOTAL     VOLUME   RATE    TOTAL
                                  ------   ----    -----     ------   ----    -----
                                  (Dollars in Thousands)     (Dollars in Thousands)
Interest earned on:
  Loans, net of unearned discounts:
    Domestic                    $(1,330)$ (4,882) $(6,212) $647,871 $(622,139) $25,732
    Foreign                         846      138      984    (1,749)    3,371    1,622
  Investment securities:
    Taxable                       4,528    3,705    8,233    70,444   (38,249)  32,195
    Tax-exempt                     (529)      (4)    (533)       60        74      134
  Time deposits with banks          (16)      26       10         5      -           5
  Federal funds sold            (84,272)  84,821      549       (38)        7      (31)
  Other                            (127)       8     (119)   12,195   (12,245)     (50)
                               --------  -------   ------  -------- ---------  -------
  Total interest income        $(80,900) $83,812   $2,912  $728,788 $(669,181) $59,607

 Interest incurred on:
  Savings and interest
    bearing demand deposits      $2,092    $(443)  $1,649   $(2,533)   $8,344   $5,811
  Time deposits:
    Domestic                      4,568     (531)   4,037    (9,762)   19,500    9,738
    Foreign                       3,482      120    3,602    (2,099)   11,320    9,221
  Subordinated debt                -         -       -          (29)     -         (29)
  Securities sold under
    repurchase agreements and
    federal funds purchased     (11,836)  (1,607) (13,443)   25,124    (9,841)  15,283
  Other borrowings                  636   (1,470)    (834)    8,308    (2,725)   5,583
                               --------  -------   ------  -------- ---------  -------
  Total interest expense        $(1,058) $(3,931) $(4,989)  $19,009   $26,598  $45,607
                               --------  -------   ------  -------- ---------  -------
Net interest income            $(79,842) $87,743  $ 7,901  $709,779 $(695,779) $14,000
                               ========  =======  =======  ======== =========  =======

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            INTEREST RATE SENSITIVITY

     The net interest rate sensitivity as of December 31, 1996 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

                                     RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
December 31, 1996                       3 MONTHS    OVER 3 MONTHS    OVER 1 YR        OVER
(Dollars in Thousands)                  OR LESS       TO  1 YR       TO 5 YRS         5 YRS        TOTAL
=========================================================================================================
SECTION A
---------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FEDERAL FUNDS SOLD                  $   36,000           -              -               -      $   36,000
DUE FROM BANK INTEREST EARNING             -             198            -               -             198
INVESTMENT SECURITIES                  157,709       362,633      1,237,790           1,435     1,759,567
LOANS, NET OF NON-ACCRUALS             973,766        93,817        101,062          66,228     1,234,873
---------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                $1,167,475      $456,648     $1,338,852       $  67,663   $ 3,030,638
---------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS           $1,167,475    $1,624,123     $2,962,975      $3,030,638
=========================================================================================================
SECTION B
---------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS                       $  732,061     $ 696,970     $  201,717     $       376    $1,631,124
OTHER INTEREST BEARING DEPOSITS        684,867           -              -               -         684,867
FED FUNDS PURCHASED AND REPOS           95,993        52,490            -               -         148,483
OTHER BORROWINGS                       239,000           -              -               -         239,000
---------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES  $1,751,921     $ 749,460     $  201,717     $       376    $2,703,474
---------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES    $1,751,921    $2,501,381     $2,703,098     $ 2,703,474
=========================================================================================================
SECTION C
---------------------------------------------------------------------------------------------------------
REPRICING GAP                       $ (584,446)   $(292,812)     $1,137,135     $    67,287    $  327,164
CUMULATIVE REPRICING GAP              (584,446)    (877,258)        259,877         327,164       327,164
RATIO OF INTEREST-SENSITIVE
   ASSETS TO LIABILITIES                   .67          .61           6.64              -            1.12
RATIO OF CUMULATIVE, INTEREST-
   SENSITIVE ASSETS TO LIABILITIES         .67          .65           1.10             1.12
=========================================================================================================

                                       16

                                 INVESTMENT SECURITIES

     The following table sets forth the carrying value of investment securities as of December 31, 1996, 1995 and 1994:
                                            YEARS ENDED DECEMBER 31,
                                 ---------------------------------------
                                       1996          1995          1994
                                 -----------   -----------   -----------
                                            (Dollars in Thousands)
     U.S. Treasury securities
       Held to maturity          $      -              -          23,074
       Available for sale              5,020         7,058         5,828
     Mortgage-backed securities
       Held to maturity                 -            1,044       610,553
       Available for sale          1,734,484     1,408,705       605,197
     Obligations of states and
      political subdivisions
       Held to maturity                  858           -          10,564
       Available for sale              1,014        29,975        23,013
     Equity securities
       Held to maturity                 -             -              -
       Available for sale             16,201        14,694        12,364
     Other securities
       Held to maturity                1,990         1,865         3,641
                                 -----------   -----------   -----------
           Total                 $ 1,759,567   $ 1,463,341   $ 1,294,234
                                 ===========   ===========   ===========


     The following tables set forth the contractual maturities of investment securities at December 31, 1996 and the average yields of such securities, except for the totals which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                      Available for Sale
                                                           Maturing
                        --------------------------------------------------------------------------------
                                                After one           After five
                             Within             but within          but within               After
                            One Year            Five Years           Ten Years             Ten Years
                        -----------------    -----------------    -----------------    -----------------
                         Adjusted             Adjusted             Adjusted             Adjusted
                           Cost      Yield      Cost     Yield       Cost     Yield       Cost     Yield
                        ----------   ----    ----------   ----    ----------   ----    ----------   ----
                                                        (Dollars in Thousands)
U.S. Treasury and
  obligations of
  other U.S. Govern-
  ment agencies .....   $    1,985   5.69%   $    2,957   5.88%   $     --      --%    $     --        %
Mortgage-backed
  securities ........        1,553   7.08       207,227   7.24       490,333   7.68     1,017,883   7.69
Obligations of states
  and political
  subdivisions ......          498   --            --     --             561   7.50          --     --
Equity securities ...       16,201   5.89          --     --            --     --            --     --
                        ----------   ----    ----------   ----    ----------   ----    ----------   ----
          Total .....   $   20,237   5.82%   $  210,184   7.22%   $  490,894   7.68%   $1,017,883   7.69%
                        ==========           ==========           ==========           ==========

                                             Held to Maturity
                                                  Maturing
                        ------------------------------------------------------------
                                           After one        After five
                           Within         but within        but within       After
                          One Year        Five Years        Ten Years      Ten Years
                        -------------    -------------    -------------    ---------
                       Adjusted         Adjusted         Adjusted        Adjusted
                         Cost   Yield     Cost   Yield     Cost   Yield    Cost Yield
                        ------   ----    ------   ----    ------   ----    ---   ---
                                            (Dollars in Thousands)
Obligations of states
  and political
  subdivisions ......   $  160   8.19%   $  698   8.20%   $ --      - %    $--    -%
Other securities ....     --     --       1,580   7.99       410   7.10     --   --
                        ------   ----    ------   ----    ------   ----    ---   ---
         Total ......   $  160   8.19%   $2,278   8.05%   $  410   7.10%   $--    -%
                        ======   ====    ======   ====    ======   ====    ===   ===

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").


                                    LOAN PORTFOLIO

     The amounts of loans outstanding, by classification, at December 31, 1996, 1995, 1994, 1993 and 1992 are shown in the following table:

                                               Years Ended December 31,
                               -------------------------------------------------------
                                  1996       1995       1994        1993        1992
                               ---------- ---------- ----------  ----------   --------
                                                 (Dollars in Thousands)
Commercial, financial
  and agricultural             $  719,151   $718,364   $664,449    $611,612   $515,559
Lease financing receivable, net     3,910      3,910      3,910       4,323      4,288
Real estate-mortgage              193,101    200,998    201,998     180,777    185,788
Real estate-construction           32,610     39,527     46,584      21,326     12,937
Consumer                          161,594    124,843    122,751      88,452     70,488
Foreign                           128,932    120,748    106,707     107,771    108,285
                               ---------- ---------- ----------  ----------   --------

     Total loans                1,239,298  1,208,390  1,146,399   1,014,261    897,345

Unearned discount                  (3,303)    (3,479)    (3,885)     (2,547)    (2,437)
                               ---------- ---------- ----------  ----------   --------

     Loans, net of
       unearned discount       $1,235,995 $1,204,911 $1,142,514  $1,011,714   $894,908
                               ========== ========== ==========  ==========   ========

     The table on the following page shows the amounts of loans (excluding lease financing receivables, real estate mortgages and consumer loans) outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

                                                     Maturing
                                ------------------------------------------------
                                             After one
                                 Within     but within      After
                                One Year    Five Years    Five Years     Total
                                ---------    ---------     --------     --------
                                               (Dollars in Thousands)
Commercial, financial and
  agricultural                  $ 277,696    $ 348,177      $93,278     $719,151
Real estate - construction         19,211       12,150        1,249       32,610
Foreign                            71,731       48,640        8,561      128,932
                                ---------    ---------     --------     --------
          Total                 $ 368,638    $ 408,967     $103,088     $880,693
                                =========    =========     ========     ========


                                               INTEREST SENSITIVITY
                                             -----------------------
                                               Fixed        Variable
                                                RATE          RATE
                                             ----------     --------
                                               (Dollars in Thousands)
Due after one but within five years          $  160,428     $617,177
Due after five years                             34,004       69,084
                                             ----------     --------
          Total                              $  194,432     $686,261
                                             ==========     ========

     The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

                                           Years Ended December 31,
                            ------------------------------------------------------
                             1996        1995       1994        1993        1992
                            -------     -------    -------     -------     -------
                                             (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis       $ 3,363     $ 5,291    $ 2,895     $ 5,371     $ 7,375
Loans contractually past
  due ninety days or more
  as to interest or prin-
  cipal payments              5,075       7,954      5,605       3,777       3,217
Loans accounted for as
  "troubled debt restruc-
  turings"                    1,462       2,742      1,990       3,170       2,901

     The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

                                        Years Ended December 31,
                            ----------------------------------------------
                             1996      1995      1994      1993      1992
                            -------   ------    ------    ------    ------
                                        (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis       $ 1,062   $  942    $  732    $  733    $   14
Loans contractually past
  due ninety days or more
  as to interest or prin-
  cipal payments              1,321      944     1,086       759       738

     The gross income that would have been recorded during 1996 on non-accrual and restructured loans in accordance with their original contract terms was $538,000 on domestic loans and $106,000 on foreign loans. The amount of interest income on such loans that was recognized in 1996 was $7,000 on domestic loans and none for foreign loans.

     The non-accrual loan policy of the bank subsidiaries is to discontinue the accrual of interest on loans when management determines that it is probable that future interest accruals will be uncollectible. Interest income on non-accrual loans is recognized only to the extent payments are received or when, in management's opinion, the creditor's financial condition warrants reestablishment of interest accruals. Under special circumstances, a loan may be more than 90 days delinquent as to interest or principal and not be placed on non-accrual status. When any of the above occurs, loan officers are required to recommend placing a loan on non-accrual status by sending a memo to the senior loan officer who gives instructions to the commercial note teller that the loan is on non-accrual status. When a loan is placed on non-accrual status, any interest accrued but not paid is reversed and charged to operations against interest income.

     The preceding tables indicate that there are certain loans technically past due 90 days or more on performing status. This situation generally results when a bank subsidiary has a borrower who is experiencing financial difficulties but not to the extent that requires a restructuring of indebtedness. The majority of this category is composed of loans that are considered to be adequately secured and/or for which there has been a recent payment.

     The Company believes, after reviewing each bank subsidiary's loan portfolio, that the majority of the loans with a loss potential have been included under the categories of past due and non-accrual. Adjustments to the loan loss allowance have been made for other credits that may have characteristics indicating a potential for future non-performing status and some possible loss.

     The following table presents certain information about cross-border outstanding loans, accrued interest thereon, acceptances, interest bearing deposits with other banks, other interest bearing investments and other monetary assets related to Mexico:

                                               Years Ended December 31,
                                      ---------------------------------------
                                        1996           1995           1994
                                      ---------      ---------      ---------
                                                (Dollars in Thousands)
Loans:
  Commercial, financial, industrial
    and agricultural                  $  86,861      $  90,541      $  86,949
  Real estate-mortgage                   20,591         10,254         11,403
  Consumer                               21,480         19,953          8,355
                                      ---------      ---------      ---------
                                        128,932        120,748        106,707
  Less allowance for possible
    loan losses                          (1,101)        (1,035)          (949)
                                      ---------      ---------      ---------
           Net loans                  $ 127,831      $ 119,713      $ 105,758
                                      =========      =========      =========
Accrued interest receivable           $   1,317      $   1,191      $   1,151
                                      =========      =========      =========

                            SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

                                                At Years Ended December 31,
                                   -----------------------------------------------------
                                      1996       1995       1994       1993       1992
                                   ---------- ---------- ---------- ----------  --------
                                                   (Dollars in Thousands)
Loans, net of unearned discounts,
  outstanding at December 31,      $1,235,995 $1,204,911 $1,142,514 $1,011,714  $894,908
                                   ========== ========== ========== ==========  ========
Average loans outstanding during
  the year (Note 1)                $1,199,591 $1,202,136 $1,055,246 $  941,381  $823,274
                                   ========== ========== ========== ==========  ========
Balance of allowance
  at January 1,                      $ 18,455    $17,025   $ 13,831   $ 10,055   $ 8,519

Provision charged to expense            6,630      5,150      3,804      4,540     4,664
                                   ---------- ---------- ---------- ----------  --------
Loans charged-off:
  Domestic:
  Commercial, financial
   and agricultural                    (1,518)    (2,248)    (1,073)   (1,299)   (1,939)
  Real estate-mortgage                   (261)      (619)      (685)    ( 569)   (1,209)
  Consumer                             (3,363)    (1,849)      (816)     (556)     (549)
  Foreign                                 (23)      ( 48)      (148)      (49)     ( 54)
                                   ---------- ---------- ---------- ----------  --------
Total loans charged-off                (5,165)    (4,764)    (2,722)   (2,473)   (3,751)
                                   ---------- ---------- ---------- ----------  --------

Recoveries credited to allowance:
  Domestic:
  Commercial, financial
   and agricultural                       305        190        236       663       167
  Real estate mortgage                     51         80        968       146        71
  Consumer                                755        229        237       136        91
  Foreign                                   5        110        227        67        33
                                   ---------- ---------- ---------- ----------  --------
Total recoveries                        1,116        609      1,668     1,012       362
                                   ---------- ---------- ---------- ----------  --------

Net loans charged-off:                 (4,049)    (4,155)    (1,054)   (1,461)   (3,389)
                                   ---------- ---------- ---------- ----------  --------
Allowance acquired in purchase
  transactions                           -           435        444       697       261
                                   ---------- ---------- ---------- ----------  --------
Balance of allowance
  at December 31,                  $   21,036    $18,455    $17,025   $13,831   $10,055
                                   ========== ========== ========== ==========  ========
Ratio of net loans charged-off
  during the year to average
  loans outstanding during
  the year (Note 1)                      .34%       .35%       .10%      .16%      .41%
                                   ---------- ---------- ---------- ----------  --------
Ratio of allowance to loans, net
  of unearned discounts, out-
  standing at December 31,              1.70%      1.53%      1.49%     1.37%     1.12%
                                   ---------- ---------- ---------- ----------  --------

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

    Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.70% and 1.53% of total loans of bank subsidiaries, net of unearned income, at December 31, 1996 and 1995, respectively.

    The amount charged against 1996 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover potential loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

    The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

                                                                  At December 31,
                    -----------------------------------------------------------------------------------------------------------
                          1996                  1995                   1994                   1993                   1992
                    ------------------    -----------------      -----------------      -----------------     -----------------
                                Percent              Percent                Percent                Percent              Percent
                    Allowance   Of Loans  Allowance  Of Loans    Allowance  Of Loans    Allowance  Of Loans  Allowance  Of Loans
                    --------     -----    --------    -----      --------    -----      --------    -----     --------    -----
                                                               (Dollars in Thousands)
Commercial,
financial and
  agricultural      $ 12,911      58.0%   $ 11,506     59.4%     $ 10,274     58.0%     $  8,813     60.3%    $  6,177     57.5%
Lease financing
  receivables             70       0.3          63      0.3            61      0.3            62      0.4           51      0.5
Real estate
  mortgage             3,467      15.6       3,219     16.6         3,123     17.6         2,605     17.8        2,226     20.7
Real estate
  construction           586       2.6         633      3.3           720      4.1           307      2.1          155      1.4
Consumer               2,901      13.1       1,999     10.4         1,898     10.7         1,275      8.8          845      7.9
Foreign                1,101      10.4       1,035     10.0           949      9.3           769     10.6          601     12.0
                    --------     -----    --------    -----      --------    -----      --------    -----     --------    -----
                    $ 21,036     100.0%   $ 18,455    100.0%     $ 17,025    100.0%     $ 13,831    100.0%    $ 10,055    100.0%
                    ========     =====    ========    =====      ========    =====      ========    =====     ========    =====

                                    DEPOSITS

     The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

                                                  For The Years Ended December 31,
                                             ------------------------------------------
                                                1996            1995            1994
                                             -----------     -----------    -----------
                                                          (Dollars in Thousands)
       Deposits:

          Demand - non-interest bearing
                 Domestic                     $  256,186      $  234,793      $ 214,985
                 Foreign                          41,353          34,425         29,451
                                             -----------     -----------    -----------
                 Total demand non-interest
                   bearing                       297,539         269,218        244,436
                                             -----------     -----------    -----------

          Savings and interest bearing demand
                 Domestic                        459,451         382,028        301,738
                 Foreign                         157,639         166,889        186,916
                                             -----------     -----------    -----------
                 Total savings and interest
                   bearing demand                617,090         548,917        488,654
                                             -----------     -----------    -----------

          Time certificates of deposit $100,000 or more:
                 Domestic                        280,550         250,103        210,186
                 Foreign                         546,643         493,747        460,747

            Less than $100,000:
                 Domestic                        365,232         305,343        261,411
                 Foreign                         201,700         185,161        180,760
                                             -----------     -----------    -----------
          Total time, certificates of
              deposit                          1,394,125       1,234,354      1,113,104
                                             -----------     -----------    -----------
          Total deposits                     $ 2,308,754     $ 2,052,489    $ 1,846,194
                                             ===========     ===========    ===========

       Interest Expense:

          Savings and interest bearing demand
                 Domestic                    $    14,079      $   12,341    $     7,271
                 Foreign                           4,311           4,400          3,659
                                             -----------     -----------    -----------
          Total savings and interest
            bearing demand                        18,390          16,741         10,930
                                             -----------     -----------    -----------

          Interest, certificates of deposit $100,000 or more:
                 Domestic                         14,193          13,151          8,502
                 Foreign                          28,561          25,713         18,692

            Less than $100,000
                 Domestic                         17,872          14,877          9,788
                 Foreign                           9,091           8,337          6,137
                                             -----------     -----------    -----------
          Total interest, certificates
            of deposit                            69,717          62,078         43,119
                                             -----------     -----------    -----------

            Total interest expense           $    88,107      $   78,819     $   54,049
                                             ===========     ===========    ===========

     Maturities of time, certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                                    December 31, 1996
                                                         ---------
                                                  (Dollars in Thousands)

      3 months or less                                   $ 438,513
      Over 3 but through 12 months                         377,299
      Over 12 months                                        98,855
                                                         ---------

           Total                                         $ 914,667
                                                         ---------

                           RETURN ON EQUITY AND ASSETS

     Certain key ratios for the Company for the years ended December 31, 1996, 1995 and 1994 follows (Note 1):

                                                Years Ended December 31,
                                            ------------------------------
                                             1996         1995        1994
                                            -----        -----       -----
Percentage of net income to:
   Average shareholders' equity             17.45%       18.64%      21.62%
   Average total assets                      1.50         1.41        1.63
Percentage of average shareholders'
   equity to average total assets            8.59         7.54        7.53
Percentage of cash dividends per share
   to net income per share                   9.87         8.65       15.95

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                                  FOREIGN ACTIVITIES

     Information regarding foreign activities has been provided in the preceding sections and Note 10 of notes to consolidated financial statements located on page 34 of the 1996 Annual Report to Shareholders which is incorporated herein by reference.

Item 2.  PROPERTIES

     The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The bank subsidiaries of IBC have a total of 62 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Zapata, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

     As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceed such limitation.

Item 3.  LEGAL PROCEEDINGS

     The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the financial condition or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the 1996 Annual Meeting of Shareholders of the Company held on May 16, 1996, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

     The information set forth under the caption "Common Stock and Dividends" located on pages 10 and 11 of Registrant's 1996 Annual Report is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 1996 Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 10 of Registrant's 1996 Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements located on pages 12 through 49 of Registrant's 1996 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Eleven directors are to be elected at the 1997 Annual Meeting of Shareholders of the Company to be held on May 15, 1997 (the "Annual Meeting"). The following named persons, each of whom, with the exception of Peggy J. Newman, is currently a director, have been nominated for election as directors of the Company, to serve until the Company's next annual meeting and until his or her successor is elected and qualified. Certain information concerning each such person is set forth below including information regarding such person's respective positions with IBC:

                    Served as
    Nominee for     Director
    Director        Since (1)      Age      Principal Occupation (2)
    -----------     ---------      ---      ------------------------

Lester Avigael        1966          70      Retail Merchant and
                                            Director of IBC

R. David Guerra       1993          44      Vice President of the Company
                                            since 1986 and President of the
                                            IBC branch in McAllen, Texas and
                                            Director of IBC since 1990

Irving Greenblum      1981          67      Retail Merchant (Muebleria
                                            Mexico, S.A.)

Richard E. Haynes     1977          54      Attorney at Law; Real Estate
                                            Investments; and Director of IBC

Roy Jennings Jr.      1966          73      Investments; Vice Chairman of the
                                            Board of the Company and Director
                                            of IBC

Sioma Neiman          1981          69      International entrepreneur

Dennis E. Nixon       1975          54      Chairman of the Board of the Company
                                            since May 1992 and President of the
                                            Company since 1979; President,
                                            Chief Executive Officer and Director
                                            of IBC

Peggy J. Newman         -           65      Real Estate and Investments;
                                            Director of IBC since 1996

Leonardo Salinas      1976          63      Vice President of the Company
                                            since 1982; Senior Executive Vice
                                            President and Director of IBC

                         Served as
     Nominee for         Director
     Director            Since (1)     Age      Principal Occupation (2)
     -----------         ---------     ---      ------------------------

Antonio R. Sanchez Jr.    1995          54      Chairman of the Board of Sanchez
                                                O'Brien Oil & Gas Corporation;
                                                Investments; and Director of IBC

Alberto A. Santos         1966          69      Investments; and Director of IBC


     (1) Includes time served as director of IBC prior to July 28, 1980 when the Company became the successor issuer to IBC.

     (2) Except as otherwise noted, each nominee has held the office indicated or other offices in the same company for the last five years.

      None of the above-named persons and none of the executive officers of the Company have a family relationship with any of the other above-named persons or executive officers, except for Leonardo Salinas and Alberto A. Santos, who are first cousins.

     None of the directors is a director of any other company which has a class of securities registered under, or is required to file reports under, the Exchange Act or of any company registered under the Investment Company Act of 1940, except for Mr. Sanchez who is Chairman of the Board of Sanchez O'Brien Oil & Gas Corporation.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 1997 Annual Meeting of Shareholders of the Company and until his successor is duly elected and qualified.

                                                                Officer of the
    Name              Age          Position Of Office           Company Since
--------------------------------------------------------------------------------
Dennis E. Nixon        54     Chairman of the Board of the             1979
                              Company, President of the Company,
                              President and Chief Executive
                              Officer of IBC

Leonardo Salinas       63     Vice President of the Company            1982
                              and Senior Executive Vice
                              President of IBC

R. David Guerra        44     Vice President of the Company            1986
                              and President of IBC McAllen
                              Branch

Arnoldo Cisneros       45     Secretary-Treasurer of the               1982
                              Company and Executive Vice
                              President of IBC

     There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company or IBC during the past five years.

FILING OF BENEFICIAL OWNERSHIP REPORTS

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Form 10-K and in the Company's Proxy Statement any failure to file such reports by the applicable dates during 1996. The Company believes that all of these filing requirements were timely satisfied. In making these disclosures, the Company has relied solely on written representations of its directors, executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY

     Compensation of the key executive officers of the bank subsidiaries is linked to the financial performance of the Company. The Company maintains a cash bonus plan as well as a stock option plan. The following table contains information concerning the compensation awarded during each of the last three years for the chief executive officer of the Company and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 1996.

                                 SUMMARY COMPENSATION
                                         TABLE

                                                           Long Term
                             Annual Compensation          Compensation   All Other
    Name and               --------------------------      Securities   Compensation
Principal Position         Year  Salary (1)   Bonus    Underlying Options   (2)
------------------         ----  ----------  --------   ----------------  -------
Dennis E. Nixon            1994  $ 298,580  $ 500,000          -          $ 7,291
President and Director of  1995    295,601    600,000        5,000          9,144
the Company and of IBC     1996    313,722    700,000          -            8,672

R. David Guerra            1994    162,687     33,558          -            6,461
Vice President and         1995    161,587     33,317        2,500          8,392
Director of the Company;   1996    172,588     36,688          -            8,375
President of IBC McAllen
Branch and Director of IBC

Leonardo Salinas           1994    144,099     19,581          -            6,302
Vice President and         1995    145,799     19,393          -            8,043
Director of the Company;   1996    108,670     13,975          -            5,473
Director and Senior
Executive Vice President
of IBC

(1) These amounts do not include certain perquisites and other personal benefits, securities or property received by the officers which did not exceed the lesser of $50,000 or 10% of such executive officer's total salary and bonus set forth in the table; however, such amounts include directors fees as well as certain expense allowances. All cash compensations paid to the named officers was paid by IBC. The Company does not pay any cash compensation to any officer.

(2) All amounts shown in this column consist of funds contributed or allocated by the Company pursuant to the Company's Employee Profit Sharing Plan and Trust, a deferred profit sharing plan for employees with one year of continual employment.

    Each director of the Company and each director of IBC receives compensation for his or her services as a director in the amount of $700 for each meeting of the Board such director attends and $200 for each meeting of a committee of the Board such director attends. Salaried officers who are directors are not compensated for committee meetings. The director fees paid to the named executive officers are included in the salary totals set forth in the table.

STOCK OPTIONS

     During 1996, the Company did not grant options to any of the named executive officers of the Company.

     The following table sets forth certain information regarding individual exercises of stock options with respect to the Common Stock during 1996 and through March 21, 1997 by each of the named executive officers.

                          AGGREGATED OPTION EXERCISES IN 1996
                           AND FISCAL YEAR-END OPTION VALUES

                                                   Number of
                                                   Underlying          Value of
                                                   Shares of          Unexercised
                                                   Unexercised        In-the-Money
                                                   Options at          Options at
                   Shares                           12/31/96            12/31/96
                 Acquired on        Value          Exercisable/        Exercisable/
      Name        Exercise       Realized (1)     Unexercisable     Unexercisable (1)
      ----       ----------      ------------     -------------     -----------------
Dennis E. Nixon     20,214       $ 723,774          36,718/          $ 1,524,618/
                                                    15,039               499,989

R. David Guerra     12,422         491,622             781/               15,831/
                                                     5,468               162,919

Leonardo Salinas     2,284         126,365           1,172                49,722

(1) Based on market value of underlying shares minus aggregate exercise price.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     Insofar as is known to the Company, no person beneficially owned, as of March 21, 1997, more than five percent of the outstanding Common Stock of the Company, except as follows:
                                   Shares of Common Stock      Percent
     Name and Address              Beneficially Owned as         of
     Of Beneficial Owner           Of March 21, 1997            Class
     -------------------           ----------------------      ------

     Alicia M. Sanchez (1)             1,619,301                18.45%
     2119 Guerrero Street
     Laredo, Texas 78040

     A. R. Sanchez Jr. (2)               873,027                 9.95%
     P.O. Box 2986
     Laredo, Texas 78041

(1) All the shares shown for Mrs. Alicia M. Sanchez are held by certain trusts for which Mrs. Sanchez serves as sole trustee. 222,777 of the shares are held by her as sole trustee for trusts in which certain of her children and grandchildren have a vested interest in the income and corpus of the trusts. Mrs. Sanchez has the sole power to vote and to dispose of all of the shares held by such trusts. Mrs. Sanchez is the mother of A. R. Sanchez Jr.

(2) A. R. Sanchez Jr. owns directly and has the sole power to vote and to dispose of 523,447 shares owned beneficially by him. Mr. Sanchez also controls the disposition of 349,580 shares as trustee for trusts in which his children have a vested interest in the income and corpus of such trusts, however, George M. Sanchez, the brother of Mr. Sanchez, has the power to vote the 349,580 shares.

SECURITY OWNERSHIP OF MANAGEMENT

     Based upon information received from the persons concerned, each of whom is a director and nominee for director, the following individuals and all directors and executive officers of the Company as a group owned beneficially as of March 21, 1997, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

    Name of Individual           Shares Beneficially Owned      Percent
    Or Identity Of Group            As Of March 21, 1997        Of Class
    --------------------         --------------------------     --------
    Lester Avigael (1)                   78,012                    *
    Irving Greenblum (2)                 84,446                    *
    R. David Guerra  (3)                 70,615   +                *
    Richard E. Haynes                     8,465                    *
    Roy Jennings Jr. (4)                 94,834                  1.08%
    Sioma Neiman (5)                    347,550                  3.96%
    Peggy J. Newman                         250                    *
    Dennis E. Nixon (6)                 435,954   +              4.96%
    Leonardo Salinas (7)                 32,126   +                *

    Name of Individual           Shares Beneficially Owned      Percent
    Or Identity Of Group            As Of March 21, 1997        Of Class
    --------------------         --------------------------     --------
    A. R. Sanchez Jr. (8)               873,027                  9.95%
    Alberto A. Santos                    56,560                    *

All Directors and Executive Officers
    as a group (12 persons) (9)       2,106,033                 23.99%

*    Ownership of less than one percent

+ Include shares which are issuable upon the exercise of options exercisable on or prior to May 14, 1997 ("currently exercisable options").

(1) The holdings shown for Mr. Avigael include 4,622 shares which he holds as trustee for the benefit of his grandchildren.

(2) The holdings shown for Mr. Greenblum include 10,020 shares held in the name of his wife.

(3) The holdings shown for Mr. Guerra include 67,490 shares which he and his wife hold in their names jointly. Total holdings for Mr. Guerra include 3,125 shares which are issuable upon the exercise of currently exercisable options.

(4) The holdings shown for Mr. Jennings include 17,132 shares which he and his wife hold in their names jointly, and 29,577 shares held in the name of his wife.

(5) The holdings shown for Mr. Neiman include 347,550 shares in the name of Inar Investments, Corp., of which he is the Managing Director.

(6) The holdings shown for Mr. Nixon include 45,507 shares which are issuable upon the exercise of currently exercisable options. The holdings shown for Mr. Nixon also include 1,105 shares held in the name of his wife.

(7) The holdings shown for Mr. Salinas include 2,343 shares which are issuable upon the exercise of currently exercisable options.

(8) The holdings shown for Mr. A. R. Sanchez Jr. include 523,447 shares which he owns directly and has the sole power to dispose of and to vote. Mr. Sanchez also controls the disposition of 349,580 shares as trustee for trusts in which his children have a vested interest in the income and corpus of such trusts, however, George M. Sanchez, the brother of Mr. Sanchez, has the power to vote the 349,580 shares.

(9) The holdings shown for all directors and executive officers as a group include 54,078 shares which are issuable upon the exercise of currently exercisable options.

     Except as reflected in the notes to the preceding table, each of the individuals listed in the table owns directly the number of shares indicated in the table and has the sole power to vote and to dispose of such shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors, executive officers and nominees for directors of the Company and IBC and principal shareholders of the Company and their immediate families and the companies with which they are associated were customers of, and had banking transactions with, the Company's bank subsidiaries in the ordinary course of the bank subsidiaries' business during 1996, and the Company anticipates that such banking transactions will continue in the future. All loans and commitments to loan included in such banking transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing in the industry at the time for comparable transactions with non-insiders, and, in the opinion of management of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

     At December 31, 1996, loans outstanding made by the Company and all of the Company's bank subsidiaries to directors, executive officers and nominees for directors of the Company (not including those executive officers and directors who only serve at the bank subsidiaries) and principal shareholders of the Company and to persons or entities affiliated with such individuals aggregated $35,909,031.45. At December 31, 1996, all of such loans were current with respect to principal and interest.

     During 1994, IBC sold for an approximate appraised value of $4,700,000 approximately 44% of its other real estate portfolio to IBC Partners, Ltd., a Texas real estate limited partnership (the "Partnership") owned by certain shareholders of the Company. On May 21, 1996, IBC sold an approximately 417.68 acre tract of land located in Travis County, Texas to the Partnership, which land was part of IBC's other real estate portfolio for an approximate aggregate appraised value of $400,000. As of December 31, 1996, except for the aforementioned property, the Partnership had not acquired any other properties from IBC's other real estate portfolio. Roy Jennings Jr., Dennis E. Nixon and A.
R. Sanchez, Jr. serve as the managers of IBC Properties, L.C., the general partner of IBC Partners Management, Ltd., which is the general partner of the Partnership. Lester Avigael and Alberto Santos initially served as managers of IBC Properties, L.C. but each resigned their position as manager effective June 21, 1995. During 1994, 1995, and 1996 the Partnership entered into banking transactions with IBC. All loans and commitments to loan included in such banking transactions were made in the ordinary course of business, in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing in the industry at the time for comparable transactions with non-insiders and, in the opinion of management of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

     During 1994, the Company obtained approval from the FRB to engage in the activity of making loans to certain of its executive officers, directors, affiliates, and principal shareholders, and to certain executive officers and directors and their related interests of the bank subsidiaries. In connection with such approval, the Company committed that all loans would be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to it, as those prevailing at the time for comparable transactions with or involving other non-affiliated borrowers, or in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. As of December 31, 1996, loans outstanding made by the Company to such persons or entities aggregated $9,601,170 and all of said loans, which are described in the following paragraph, were made on terms and under circumstances consistent with the commitment made by the Company to the FRB.

     As of December 31, 1996, the Partnership was indebted to the Company in the amount of $2,755,676 in connection with three real estate related loans. During 1996, the Partnership repaid $1,406,004 of the related loans. As of December 31, 1996, IBC Partners Investment Joint Venture and IBC Partners Organizational Joint Venture were indebted to the Company in the amount of $308,374 and $818,570, respectively. The two loans were extended as part of a single credit facility in connection with the formation of the Partnership. The two joint ventures are controlled by certain directors and executive officers of the Company or its bank subsidiaries. The joint ventures repaid $68,938 and $179,213, respectively, on the credit facility during 1996. As of December 31, 1996, Dennis E. Nixon and his related interests were indebted to the Company in the amount of $5,288,548 in connection with five real estate related loans. Mr. Nixon and his related interests repaid $971,845 on the related loans during 1996. As of December 31, 1996, R. David Guerra and his related interests were indebted to the Company in the amount of $430,000. At December 31, 1996, all of the loans outstanding in the aggregate principal amount of $9,601,170 (as described in this paragraph and the foregoing paragraph) were current with respect to principal and interest.

   IBC and Sanchez O'Brien Oil & Gas Corporation, a related interest of Antonio
R. Sanchez, Jr., who is a director and principal shareholder of the Company, jointly own, in varying percentages certain aircraft used for business purposes by IBC, the other bank subsidiaries and said company. The net book value of IBC's aggregate interest in all of the aircraft as of March 18, 1997 was approximately $5.6 million. Each bank subsidiary and said company pay the pro rata expense related to their actual use of the aircraft. For a description of certain other related party transactions, see Note (14) of the Notes to the Consolidated Financial Statements.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS

        1. The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 1996 Annual Report to shareholders filed as an exhibit hereto and they include:

            Independent Auditors' Report

            Consolidated:

            Statements of Condition as of December 31, 1996 and 1995 Statements of Income for the years ended December 31, 1996, 1995 and 1994 Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
            Notes to Financial Statements

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

            Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option Plan) incorporated herein as an exhibit by reference to Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-15655.

            (10f)*-Merger Agreement by and between International Bank of Commerce, Michigan National Corporation and First State Bank and Trust Company, dated May 5, 1994 incorporated herein by reference to
            Exhibit 10(f) of the Form 10Q filed with the Securities and Exchange Commission on August 15, 1994, SEC File No. 0-9439.

            (10g)*-Merger Agreement by and between International Bank of Commerce, and The Bank of Corpus Christi, dated August 19, 1994 incorporated herein by reference to Exhibit 10(g) of Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, SEC File No. 0-9439.

            (10h)*-Merger Agreement by and between International Bank of Commerce, and Stone Oak National Bank, dated February 28, 1995, incorporated by reference to Exhibit 10(h) of the Registrant's Quarterly Report on Form 10Q for the period ended March 31, 1995, filed with the Securities and Exchange Commission on May 15, 1995, SEC File No. 0-9439.

            (10i)*-Agreement and Plan of Merger dated as of June 7, 1995, by and between International Bancshares Corporation, a Delaware corporation, and International Bancshares Corporation, a Texas corporation, incorporated herein by reference to Exhibit 2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 1995, SEC File No. 0-9439.

            (10j)*-Purchase and Assumption Agreement dated as of February 27, 1996, by and between International Bank of Commerce, River Valley Bank, F.S.B. and Western Capital Holdings, Inc. incorporated herein, by reference to Exhibit 10(j) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, SEC File No. 09439.

            (10k)*-Purchase of Asset and Liability Agreement dated as of July 30, 1996, by and between International Bank of Commerce and Home Savings of America F.S.B. incorporated herein by reference to
            Exhibit 10(k) of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996.

            (10l)*+-The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 33-15655.

            (13)**-International Bancshares Corporation 1996 Annual Report

            (21)-List of Subsidiaries of International Bancshares Corporation as of March 21, 1997

            (23)-Accountants' Consent

            (27)-Financial Data Schedule

            *    Previously filed

            ** Deemed filed only with respect to those portions thereof incorporated herein by reference

            +    Executive Compensation Plans and Arrangements

(b)     REPORTS ON FORM 8-K

        Registrant filed a current report on Form 8-K dated December 30, 1996, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, in connection with the acquisition of three branches of Home Savings of America, F.S.B. located in San Antonio, Texas. Registrant filed a current report on Form 8-K dated March 14, 1997, covering Item 5
        - Other Events and Item 7 - Financial Statements and Exhibits, in connection with the acquisition of five branches of Bank of America Texas, N.A., located in the Coastal Bend area of Texas.

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

                                        Date:      MARCH 21, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURES                TITLE                  DATE

 /S/ DENNIS E. NIXON          President and Director       MARCH 21, 1997
 Dennis E. Nixon              (Principal Executive
                              Officer)

 /S/ ARNOLDO CISNEROS         Secretary-Treasurer          MARCH 21, 1997
 Arnoldo Cisneros             (Principal Financial Officer)

 /S/ LEONARDO SALINAS         Vice President and           MARCH 21, 1997
 Leonardo Salinas             Director

 /S/ LESTER AVIGAEL           Director                     MARCH 21, 1997
 Lester Avigael

 /S/ IRVING GREENBLUM         Director                     MARCH 21, 1997
 Irving Greenblum

 /S/ R. DAVID GUERRA          Director                     MARCH 21, 1997
 R. David Guerra

________________________      Director
 Richard E. Haynes

 /S/ ROY JENNINGS, JR.        Director                     MARCH 21, 1997
 Roy Jennings, Jr.

________________________      Director
 Sioma Neiman

 /S/ ALBERTO A. SANTOS        Director                     MARCH 21, 1997
 Alberto A. Santos

 /S/ ANTONIO R. SANCHEZ JR.   Director                     MARCH 21, 1997
 Antonio R. Sanchez Jr.

                                    Exhibit Index


Exhibit 13 - International Bancshares Corporation 1996 Annual Report, page 40

Exhibit 21 - List of Subsidiaries of International Bancshares Corporation as
             of March 21, 1997, page 93

Exhibit 23 - Accountants' Consent, page 94

Exhibit 27 - Financial Data Schedule