Form 10-Q
period 1997-03-31
INTERNATIONAL BANCSHARES CORP
filed 1997-05-15
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1997

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

           CLASS                                  SHARES ISSUED AND OUTSTANDING
Common Stock, $1.00 par value                    8,800,188 shares outstanding at
                                                           May 14, 1997

                            PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CONDITION

                                (Dollars in Thousands)

                                                      March 31,    December 31,
           ASSETS                                       1997           1996
           ------                                  -----------     -----------
Cash and due from banks                            $   127,155         135,992

Federal funds sold                                      20,000          36,000
                                                   -----------     -----------
             Total cash and cash equivalents           147,155         171,992

Time deposits with banks                                   198             198

Investment securities:
  Held to maturity
    (Market value of $2,680 on March 31, 1997
    and $2,840 on December 31, 1996)                     2,688           2,848
  Available for sale
    (Amortized cost of $1,843,102 on March 31,
    1997 and $1,739,198 on December 31, 1996)        1,848,507       1,756,719
                                                   -----------     -----------
             Total investment securities             1,851,195       1,759,567

Loans:
   Commercial, financial and agricultural              706,762         723,061
   Real estate - mortgage                              185,937         193,101
   Real estate - construction                           37,805          32,610
   Consumer                                            165,634         161,594
   Foreign                                             128,027         128,932
                                                   -----------     -----------
             Total loans                             1,224,165       1,239,298

   Less unearned discounts                              (3,392)         (3,303)
                                                   -----------     -----------
             Loans, net of unearned discounts        1,220,773       1,235,995

   Less allowance for possible loan losses             (22,435)        (21,036)
                                                   -----------     -----------
             Net loans                               1,198,338       1,214,959
                                                   -----------     -----------
Bank premises and equipment, net                       100,227          94,195
Accrued interest receivable                             23,815          22,913
Other assets                                            86,310          87,407
                                                   -----------     -----------
             Total assets                          $ 3,407,238       3,351,231
                                                   ===========     ===========

                                                                    (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                                (Dollars in Thousands)

                                                      March 31,    December 31,
                                                        1997           1996
                                                   -----------     -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing                 $   362,727         346,162
     Savings and interest bearing demand               708,464         684,867
     Time                                            1,682,370       1,631,124
                                                   -----------     -----------
             Total deposits                          2,753,561       2,662,153

   Federal funds purchased and securities
     sold under repurchase agreements                  136,189         148,483
   Other borrowed funds                                203,333         239,000
   Other liabilities                                    25,397          17,828
                                                   -----------     -----------
             Total liabilities                       3,118,480       3,067,464
                                                   -----------     -----------
Shareholders' equity:

   Common stock of $1.00 par value.
     Authorized 15,000,000 shares;
     issued 10,394,975 shares in 1997
     and 10,353,202 shares in 1996                      10,395          10,353
   Surplus                                              12,296          11,935
   Retained earnings                                   272,802         260,134
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes                        3,513          11,388
                                                   -----------     -----------
                                                       299,006         293,810
     Less cost of shares in treasury,
     1,603,957 shares in 1997 and
     1,599,788 shares in 1996                          (10,248)        (10,043)
                                                   -----------     -----------
             Total shareholders' equity                288,758         283,767
                                                   -----------     -----------
             Total liabilities and
                shareholders' equity               $ 3,407,238       3,351,231
                                                   ===========       =========

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                  (Dollars in Thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
Interest income:
   Loans, including fees                            $   30,046         29,737
   Time deposits with banks                                  3             11
   Federal funds sold                                      420            280
   Investment securities:
     Taxable                                            31,413         23,672
     Tax-exempt                                             25            406
   Other interest income                                    76            120
                                                    ----------     ----------
          Total interest income                         61,983         54,226
                                                    ----------     ----------
Interest expense:
   Savings deposits                                      5,132          4,296
   Time deposits                                        20,618         16,122
   Federal funds purchased and securities
    sold under repurchase agreements                     1,706          5,641
   Other borrowings                                      3,336            556
                                                    ----------     ----------

             Total interest expense                     30,792         26,615
                                                    ----------     ----------

             Net interest income                        31,191         27,611

Provision for possible loan losses                       1,998          1,559
                                                    ----------     ----------
             Net interest income after
                provision for possible
                loan losses                             29,193         26,052
                                                    ----------     ----------
Non-interest income:
   Service charges on deposit accounts                   4,188          3,512
   Other service charges, commissions
     and fees                                            2,023          1,621
   Insurance premiums earned                               142            218
   Investment securities transactions                      161            890
   Net profit of operations for other
     real estate owned                                       4             -
   Other income                                          2,111          2,028
                                                    ----------     ----------

             Total non-interest income                   8,629          8,269
                                                    ----------     ----------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (Dollars in Thousands, except per share data)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
                                                       1997          1996
                                                    ----------    ----------
Non-interest expense:
   Employee compensation and benefits                    7,826         6,741
   Occupancy                                             1,136         1,135
   Depreciation of premises and equipment                1,885         1,544
   Professional fees                                       841         1,575
   Net cost of operations for other real
     estate owned                                         -               76
   Stationary and supplies                                 592           408
   Other                                                 6,533         5,234
                                                    ----------    ----------
             Total non-interest expense                 18,813        16,713
                                                    ----------    ----------
             Income before income taxes                 19,009        17,608

Income taxes                                             6,341         5,619
                                                    ----------    ----------
             Net Income                             $   12,668        11,989
                                                    ==========    ==========
   Net income per share (Note 5)                          1.39          1.33

   Weighted average number of shares
     outstanding                                     9,105,652     9,038,945

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------      ---------
Operating activities:

  Net Income                                        $   12,668         11,989

  Adjustments to reconcile net income to net
    cash provided by operating
    activities:
      Provision for possible loan losses                 1,998          1,559
      Recoveries on charged-off loans                      296            173
      Net (profit) cost of operations for other real
        estate owned                                        (4)            76
      Depreciation of bank premises and equipment        1,885          1,544
      Accretion of investment securities discounts        (252)          (305)
      Amortization of investment securities premiums     2,117          1,519
      Realized gain on investment securities
        transactions, net                                 (161)          (890)
      Gain on sale of bank premises and equipment         -              (107)
      (Increase) decrease in accrued interest
        receivable                                        (902)           916
      Increase in other liabilities                      7,223          6,229
                                                    ----------      ---------

           Net cash provided by operating activities    24,868         22,703
                                                    ----------      ---------
Investing activities:
  Cash acquired in purchase transaction                 80,501           -
  Proceeds from maturities of securities                   660             45
  Proceeds from sales of available
    for sale securities                                 80,441        192,504
  Purchases of available for sale securities          (256,843)      (179,536)
  Principal collected on mortgage-backed securities     68,403         75,880
  Purchases of time deposits with banks                   -               (99)
  Net decrease in loans                                 14,708         16,459
  Net decrease in other assets                          10,984          3,233
  Purchase of bank premises and equipment               (7,370)        (3,613)
  Proceeds from sale of bank premises and equipment       -               495
                                                    ----------      ---------
           Net cash (used in) provided by
             investing activities                       (8,516)       105,368
                                                    ----------      ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
                                                      1997           1996
                                                    ----------    ----------
Financing activities:

  Net increase (decrease) in non-interest bearing
    demand deposits                                 $   11,342        (7,798)
  Net(decrease) increase in savings and interest
    bearing demand deposits                             (3,767)       15,345
  Net (decrease) increase in time deposits              (1,001)       35,141
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements        (12,294)     (172,840)
  Proceeds from issuance of other borrowed funds       251,333          -
  Principal payments on other borrowed funds          (287,000)      (14,250)
  Purchase of treasury stock                              (205)         (583)
  Proceeds from exercise of stock options                  403           323
                                                    ----------    ----------
           Net cash used in financing activities       (41,189)     (144,662)
                                                    ----------    ----------
           Decrease in cash and cash equivalents       (24,837)      (16,591)

  Cash and cash equivalents
    at beginning of year                               171,992       123,827
                                                    ----------    ----------
  Cash and cash equivalents
    at end of period                                $  147,155       107,236
                                                    ==========    ==========
Supplemental cash flow information:
    Interest paid                                   $   32,573        26,282
    Income taxes paid                                      250            25

Supplemental schedule of noncash investing
    and financing activities relating to
    the purchase transaction:
      Loans acquired                                       381          -
      Other assets acquired                              4,298          -
      Deposits and other liabilities assumed            85,180          -

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation

      The accounting and reporting policies of International Bancshares Corporation ("Company") and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and its wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company IBC Trading Company and IBC Capital Corporation. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K.

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

      The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which must be disposed. Long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. Adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

      On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. The adoption of this accounting standard did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

      Effective January 1, 1996, the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental

Remediation Liabilities". SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No.5, "Accounting for Contingencies," have been met and also provides guidance with respect to the measurement of remediation liabilities. Such accounting is consistent with the Company's previous method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Note 2  - Acquisitions

      Effective March 7, 1997, IBC purchased certain assets and assumed certain liabilities of five branches of Bank of America Texas, N. A., Irving, Texas. IBC purchased loans of approximately $381,000 and assumed deposits of approximately $84,834,000 and received cash and other assets in the amount of approximately $84,799,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $3,705,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period. These amounts slightly differ from the amounts reported on the Form 10K due to post settling adjustments.

      Effective November 21, 1996, IBC purchased certain assets and assumed certain liabilities of three branches of Home Savings of America F.S.B., Irwindale, California. IBC purchased loans of approximately $769,000 and assumed deposits of approximately $196,813,000 and received cash or other assets in the amount of approximately $196,081,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $9,670,000 as such date. These assets are being amortized on a straight line basis over a fifteen year period.

      Effective June 27, 1996, IBC purchased certain assets and assumed certain liabilities of River Valley Bank, F.S.B., in Weslaco, Texas, a federal savings bank organized under the laws of the United States. At the date of closing, total loans acquired were approximately $21,408,000, deposits assumed were approximately $132,133,000 and cash and other assets received were in the amount of approximately $110,756,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $6,599,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.

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

      A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                     March 31,         March 31,
                                                       1997              1996
                                                   -----------       -----------
                                                        (Dollars in Thousands)
      U. S. Treasury and federal agencies
            Held to maturity                       $      -                 -
            Available for sale                       1,828,736         1,313,188
      States and political subdivisions
            Held to maturity                               698               897
            Available for sale                             541            29,987
      Other
            Held to maturity                             1,990             1,865
            Available for sale                          19,230            15,978
                                                   -----------       -----------
            Total investment securities            $ 1,851,195         1,361,915
                                                   ===========       ===========

      The Company may invest in collateralized mortgage obligations and structured notes. However, at March 31, 1997 such investments in the portfolio were not significant to the financial position of the Company. At March 31, 1996 the Company did not have outstanding investments in these type of securities.

Note 4 - Allowance for Possible Loan Losses

      A summary of the transactions in the allowance for possible loan losses is as follows:
                                                        March 31,      March 31,
                                                          1997           1996
                                                         ------         ------
                                                        (Dollars in Thousands)

      Balance at January 1                          $    21,036         18,455

            Losses charged to allowance                    (895)          (975)
            Recoveries credited to allowance                296            173
                                                         ------         ------
            Net losses charged to allowance                (599)          (802)

            Provisions charged to operations              1,998          1,559
                                                         ------         ------
      Balance at March 31                           $    22,435         19,212
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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the three month period of both 1997 and 1996 was not material to the Company's consolidated financial position.

      The Company had previously measured the allowance for loan losses using methods similar to the prescribed method in SFAS 114. As a result, no additional provision was required by the adoption of SFAS 114. The subsidiary banks charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a "loss" by bank examiners. Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. Generally, unsecured consumer loans are charged-off when 90 days past due.

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at March 31, 1997, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

      Per share data for 1996 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 17, 1996 which resulted in the issuance of 2,059,375 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 3, 1996. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on April 1, 1997 for all holders of Common Stock of record on April 1, 1997 and May 15, 1997, respectively, and said dividends to be made payable on April 15, 1997 and June 9, 1997, respectively.

      The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $12,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $12,000,000 cap will occur in the future.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 375,000. The 472,253 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of March 31, 1997 options to acquire 474,253 shares of common stock remain outstanding, all of which options were granted under the 1987 Plan, except options to acquire 2,000 shares granted under the new plan. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the first quarter of 1997 was $12,668,000 or $1.39 per share compared to $11,989,000 or $1.33 per share in the corresponding 1996 period.

      Total assets at March 31, 1997 were $3,407,238,000 which represents a 22% increase over total assets of $2,803,000,000 at March 31, 1996 and a 2% increase over total assets of $3,351,231,000 as of December 31, 1996. Deposits at March 31, 1997 were $2,753,561,000 an increase of 26% over the $2,186,034,000 amount reported at March 31, 1996, and an increase of 3% over the $2,662,153,000 amount reported at December 31, 1996. Total loans at March 31, 1997 increased 3% to $1,224,165,000 from $1,191,058,000 reported at March 31, 1996 and decreased 1%
from the $1,239,298,000 amount reported at December 31, 1996. The Company believes that the decrease in loan demand in the first quarter of 1997, while not material, was due in part to the effect of the 1994 peso devaluation. The increase in assets and deposits during the first quarter in 1997 was primarily attributable to the acquisition of the five branches Bank of America. See note 2 of notes to Consolidated Financial Statements. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") decreased to $195,000,000 at March 31, 1997 from the $237,000,000 at
December 31, 1996. The decrease in wholesale liabilities, repurchase agreements, short term fixed borrowings and certificates of indebtedness is related to the assumption of Bank of America deposits and the payment of the premium for said deposits.

      The Company's average balances of domestic and foreign loans decreased for the three month period of 1997 to $1,208,235,000 compared to $1,211,278,000 for the same period in 1996. Although the economic conditions in the U.S./ Mexico border region have improved, loan demand has not improved significantly. Competition for loans in the Company's market area has intensified and has resulted in loan pricing by certain competitors which management believes is not commensurate with the risk associated with making such loans. The result of which has been a reduction of the Company's market penetration for loans. Interest and fees on loans for the three month period in 1997 increased $309,000 (1%) compared to the same period in 1996.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 1997 increased $3,580,000 (13%) over the same period in 1996.

      Investment securities increased 36% to $1,851,195,000 at March 31, 1997 from $1,361,915,000 at March 31, 1996. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax. Time deposits with other banks at March 31, 1997 decreased (90%) to $198,000 from $1,899,000 at March 31, 1996. Total federal funds sold increased (174%) to $20,000,000 for the first quarter of 1997 as compared to $7,300,000 for the first quarter of 1996.

      Interest income on taxable and tax exempt investment securities for the first quarter in 1997 increased $7,360,000 (31%) over the same quarter in 1996. Interest income on time deposits with banks for the first quarter in 1997 decreased $8,000 (73%) from the same quarter in 1996. Interest income on federal funds sold for the first quarter in 1997 increased $140,000 (50%) over the same quarter in 1996. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 1997 increased $7,757,000 (14%) from the same quarter in 1996. The increase in total interest income was primarily due to income derived from the investment securities portfolio.

      Total interest expense for savings deposit, time deposits and other borrowings increased $4,177,000 (16%) for the first quarter of 1997 from the same quarter in 1996. The increase in total interest expense was primarily due to higher interest rates and larger volume primarily attributable to acquisitions. As a result, net interest income for the first quarter of 1997 increased $3,580,000 or (13%) over the same period in 1996. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $360,000 to $8,629,000 in the first quarter of 1997 as compared to $8,269,000 for the quarter ended March 31, 1996. The increases in non-interest income were primarily due to the increases in service charges. The increase in service charges is attributable to the amount of account transaction fees received as a result of the deposit growth and increased collection efforts.

      Non-interest expense increased $2,100,000 (13%) to $18,813,000 for the first quarter of 1997 as compared to $16,713,000 for the quarter ended March 31, 1996. The increase in non-interest expense was largely due to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

      The allowance for possible loan losses increased (17%) to $22,435,000 in the first quarter of 1997 from $19,212,000 for the corresponding period of 1996. The provision for possible loan losses charged to expense increased 28% to $1,998,000 for the quarter ended March 31, 1997 from $1,559,000 from the same quarter in 1996. Increases in the allowance for possible loan losses were largely due to uncertain, although improving, economic conditions. The allowance for possible loan losses was 1.84% of March 31, 1997 loans, net of unearned income, compared to 1.62% of the corresponding period in 1996 and 1.70% at December 31, 1996.

      On March 31 1997, the Company had $3,407,238,000 of consolidated assets of which approximately $129,423,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico. Of the $129,423,000, 80% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 15% is secured by Mexican real estate; 2% is unsecured; 2% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the 1994 devaluation of the peso in Mexico. The Company will continue to monitor the effects of the peso devaluation.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 1997 and 1996 have been securities sold under agreements to repurchase, FHLB certificates of indebtedness and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter in 1997 and expects to continue to fund during 1997 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At March 31, 1997, shareholders' equity was $288,758,000 compared to $252,494,000 at March 31, 1996, an increase of
$36,264,000 or 14%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 7.41% and 7.80%, risk-weighted Tier 1 capital ratio of 16.11% and 16.02% and risk-weighted total capital ratio of 17.37% and 17.27% for March 31, 1997 and December 31, 1996, respectively, which ratios reflect the deduction of the goodwill and core deposit intangible booked of approximately $32,190,000 in connection with the acquisition transactions. The amounts are well above the minimum regulatory requirements.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 1997 is illustrated in the table on page 15. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

      The Company undertakes the interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability sensitive during the early time periods and becomes asset sensitive in the longer periods. The Company's Asset and Liability Committee reviews semi-annually the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position. The Company uses modeling of future events as a primary tool for monitoring interest rate risk.

                             INTEREST RATE SENSITIVITY

                               (Dollars in Thousands)

                                           RATE/MATURITY   RATE/MATURITY   RATE/MATURITY   RATE/MATURITY
March 31, 1997                         3 MNTHS     OVER 3 MNTHS     OVER 1 YR                      TOTAL
(Dollars in Thousands)                 OR LESS       TO 1 YR         TO 5 YRS      OVER 5 YRS
==========================================================================================================
SECTION A
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD                          20,000           -              -               -          20,000
DUE FROM BANK INT EARNING                  198           -              -               -             198
INVESTMENT SECURITIES                   99,750       206,176      1,543,903           1,366     1,851,195
LOANS, NET OF NON-ACCRUALS             962,454        92,896         98,262          65,039     1,218,651
----------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                 1,082,402       299,072      1,642,165          66,405     3,090,044
----------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS            1,082,402     1,381,474      3,023,639       3,090,044
==========================================================================================================
SECTION B
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS                          719,879       746,957        214,756             778     1,682,370
OTHER INT BEARING DEPOSITS             708,464           -              -               -         708,464
FED FUNDS PURCHASED & REPOS            111,277        24,912            -               -         136,189
OTHER BORROWINGS                       203,333           -              -               -         203,333
----------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES   1,742,953       771,869        214,756             778     2,730,356
----------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES     1,742,953     2,514,822      2,729,578       2,730,356
==========================================================================================================
SECTION C
----------------------------------------------------------------------------------------------------------
REPRICING GAP                         (660,551)    (472,797)      1,427,409          65,627       359,688
CUMULATIVE REPRICING GAP              (660,551)  (1,133,348)        294,061         359,688
RATIO OF INTEREST-SENSITIVE               .62          .39            7.65              -           1.13
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST-            .62          .55            1.11            1.13
   SENSITIVE ASSETS TO LIABILITIES
==========================================================================================================

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

                            PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company will be held May 15, 1997 for the following purposes: 1) To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; 2) To approve the appointment of independent auditors for the 1997 fiscal year; 3) To consider and vote upon a proposal to approve the 1997 International Bancshares Corporation 1997 Executive Incentive Compensation Plan; and 4) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended March 31, 1997.

(b) Registrant filed a current report on Form 8-K dated April 7, 1997, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend and a stock dividend by the Company.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERNATIONAL BANCSHARES CORPORATION
Date: MAY 14, 1997           /s/ DENNIS E. NIXON
                                 Dennis E. Nixon
                                 President

Date: MAY 14, 1997           /s/ ARNOLDO CISNEROS
                                 Arnoldo Cisneros
                                 Secretary-Treasurer (Chief Accounting Officer)