Form 10-Q
period 1997-06-30
INTERNATIONAL BANCSHARES CORP
filed 1997-08-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value                   11,026,574 shares outstanding at
                                                           August 8, 1997

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in Thousands)



                                                       June 30,     December 31,
           ASSETS                                        1997           1996
                                                      -----------    ----------

Cash and due from banks ...........................   $   149,835       135,992
Federal funds sold ................................         4,000        36,000
                                                      -----------    ----------
             Total cash and cash equivalents ......       153,835       171,992
Time deposits with banks ..........................           396           198
Investment securities:
  Held to maturity
    (Market value of $2,680 on June 30, 1997
    and $2,840 on December 31, 1996) ..............         2,687         2,848
  Available for sale
    (Amortized cost of $2,101,144 on June 30,
    1997 and $1,739,198 on December 31, 1996) .....     2,118,066     1,756,719
                                                      -----------    ----------

             Total investment securities ..........     2,120,753     1,759,567
Loans:
   Commercial, financial and agricultural .........       740,171       723,061
   Real estate - mortgage .........................       182,569       193,101
   Real estate - construction .....................        40,474        32,610
   Consumer .......................................       169,458       161,594
   Foreign ........................................       132,106       128,932
                                                      -----------    ----------
             Total loans ..........................     1,264,778     1,239,298

   Less unearned discounts ........................        (3,725)       (3,303)
                                                      -----------    ----------
             Loans, net of unearned discounts .....     1,261,053     1,235,995

   Less allowance for possible loan losses ........       (23,025)      (21,036)
                                                      -----------    ----------
             Net loans ............................     1,238,028     1,214,959
                                                      -----------    ----------
Bank premises and equipment, net ..................       103,018        94,195
Accrued interest receivable .......................        25,709        22,913
Other assets ......................................        88,321        87,407
                                                      -----------    ----------
             Total assets .........................   $ 3,730,060     3,351,231
                                                      -----------    ----------

                                                                    (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION, continued
                             (Dollars in Thousands)

                                                       JUNE 30,     DECEMBER 31,
                                                         1997           1996
                                                     -----------     ----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ..............    $   360,215        346,162
     Savings and interest bearing demand ........        713,315        684,867
     Time .......................................      1,716,445      1,631,124
                                                     -----------     ----------
             Total deposits .....................      2,789,975      2,662,153

   Federal funds purchased and securities
     sold under repurchase agreements ...........        286,199        148,483
   Other borrowed funds .........................        330,000        239,000
   Other liabilities ............................         20,985         17,828
                                                     -----------     ----------
             Total liabilities ..................      3,427,159      3,067,464
                                                     -----------     ----------


Shareholders' equity:

   Common stock of $1.00 par value ..............
     Authorized 15,000,000 shares;
     issued 13,039,571 shares in 1997
     and 10,353,202 shares in 1996 ..............         13,040         10,353
   Surplus ......................................         12,654         11,935
   Retained earnings ............................        277,125        260,134
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes ...............         10,999         11,388
                                                     -----------     ----------
                                                         313,818        293,810
     Less cost of shares in treasury,
     2,018,802 shares in 1997 and
     1,599,788 shares in 1996 ...................        (10,917)       (10,043)
                                                     -----------     ----------
             Total shareholders' equity .........        302,901        283,767
                                                     -----------     ----------
             Total liabilities and
                shareholders' equity ............    $ 3,730,060      3,351,231
                                                     ===========     ==========

          See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (Dollars in Thousands, except per share data)


                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------   ----------------
                                             1997      1996      1997     1996
                                           --------   -------   -------  -------
Interest income:
   Loans, including fees ................  $ 30,984    29,286    61,030   59,023
   Time deposits with banks .............         6        74         9       85
   Federal funds sold ...................       216       312       636      592
   Investment securities:
     Taxable ............................    33,936    22,847    65,349   46,519
     Tax-exempt .........................        21       408        46      814
   Other interest income ................        78        80       154      200
                                           --------   -------   -------  -------
          Total interest income .........    65,241    53,007   127,224  107,233
                                           --------   -------   -------  -------
Interest expense:
   Savings deposits .....................     5,398     4,451    10,530    8,747
   Time deposits ........................    21,697    16,365    42,315   32,487
   Federal funds purchased and securities
    sold under repurchase agreements ....     2,143     3,197     3,849    8,838
   Other borrowings .....................     3,902     1,204     7,238    1,760
                                           --------   -------   -------  -------
             Total interest expense .....    33,140    25,217    63,932   51,832
                                           --------   -------   -------  -------
             Net interest income ........    32,101    27,790    63,292   55,401
Provision for possible loan losses ......     1,980     1,713     3,978    3,272
                                           --------   -------   -------  -------
            Net interest income after
                provision for possible
                loan losses .............    30,121    26,077    59,314   52,129
                                           --------   -------   -------  -------
Non-interest income:
   Service charges on deposit accounts .. 4,547 3,616 8,735 7,128 Other service charges, commissions
     and fees ...........................     2,006     1,650     4,029    3,271
   Insurance premiums earned ............       175       177       317      395
   Investment securities transactions ...      --        (500)      161      390
   Net profit of operations for other
     real estate owned ..................        (4)     --        --       --
   Other income .........................     1,328     2,348     3,439    4,376
                                           --------   -------   -------  -------
             Total non-interest income ..     8,052     7,291    16,681   15,560
                                           --------   -------   -------  -------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - continued
                  (Dollars in Thousands, except per share data)

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                           -----------------------  ----------------------
                                               1997        1996        1997        1996
                                           -----------  ----------  ----------  ----------
Non-interest expense:
   Employee compensation and benefits ...        8,147       7,044      15,973      13,785
   Occupancy ............................        1,551       1,275       2,687       2,410
   Depreciation of premises and equipment        2,015       1,644       3,900       3,188
   Professional fees ....................          919       1,670       1,760       3,245
   Net cost of operations for other real
     estate owned .......................           97          21          97          97
   Other ................................        8,270       6,232      15,395      11,874
                                           -----------  ----------  ----------  ----------
             Total non-interest expense .       20,999      17,886      39,812      34,599
                                           -----------  ----------  ----------  ----------
             Income before income taxes .       17,174      15,482      36,183      33,090
Income taxes ............................        5,825       4,861      12,166      10,480
                                           -----------  ----------  ----------  ----------
             Net Income .................  $    11,349      10,621      24,017      22,610
                                           -----------  ----------  ----------  ----------
   Net income per share (Note 5) ........  $       .99         .93        2.10        1.99

   Weighted average number of shares
     outstanding ........................   11,435,026  11,374,025  11,435,026  11,374,025

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------   --------
Operating activities:
  Net Income ............................................  $  24,017     22,610

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses ................      3,978      3,272
      Recoveries on charged-off loans ...................        417        280
      Net cost of operations for other real estate
        owned ...........................................         97         97
      Depreciation of bank premises and equipment .......      3,900      3,188
      Accretion of investment securities discounts ......       (503)      (930)
      Amortization of investment securities premiums ....      4,441      3,534
      Realized gain on investment securities
        transactions, net ...............................       (161)      (390)
      Gain on sale of bank premises and equipment .......       --         (110)
      (Increase) decrease in accrued interest
        receivable ......................................     (2,796)       373
      Increase in other liabilities .....................      2,811      4,720
                                                           ---------   --------
           Net cash provided by operating activities ....     36,201     36,644
                                                           ---------   --------
Investing activities:

  Cash acquired in purchase transaction .................     80,501     99,747
  Proceeds from maturities of securities ................        660         47
  Proceeds from sales of available
    for sale securities .................................     80,441    276,552
  Purchases of available for sale securities ............   (588,958)  (418,267)
  Principal collected on mortgage-backed securities .....    136,373    160,512
  Proceeds from matured time deposits with banks ........        198      2,284
  Purchases of time deposits with banks .................       (396)      (495)
  Net (increase) decrease in loans ......................    (27,083)    26,635
  Net decrease (increase) in other assets ...............      8,872     (1,612)
  Purchase of bank premises and equipment ...............    (12,176)    (6,712)
  Proceeds from sale of bank premises and equipment .....       --          498
                                                           ---------   --------
           Net cash (used in) provided by
             investing activities .......................   (321,568)   139,189
                                                           ---------   --------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                             (Dollars in Thousands)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------   --------
Financing activities:

  Net increase (decrease) in non-interest bearing
    demand deposits .....................................  $   8,830       (554)
  Net increase in savings and interest bearing
    demand deposits .....................................      1,084     14,562
  Net increase in time deposits .........................     33,074     51,077
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements .....    137,716   (294,661)
  Proceeds from issuance of other borrowed funds ........    541,347    464,000
  Principal payments on other borrowed funds ............   (450,347)  (368,500)
  Purchase of treasury stock ............................       (874)    (1,362)
  Proceeds from exercise of stock options ...............        806        688
  Payments of cash dividends ............................     (4,400)    (3,489)
  Payments of cash dividends in lieu of fractional
    shares ..............................................        (26)       (18)
                                                           ---------   --------
           Net cash provided by (used in)
             financing activities .......................    267,210   (138,257)
                                                           ---------   --------
           (Decrease) increase in cash and cash
             equivalents ................................    (18,157)    37,576
  Cash and cash equivalents
    at beginning of year ................................    171,992    123,827
                                                           ---------   --------
  Cash and cash equivalents
    at end of period ....................................  $ 153,835    161,403
                                                           =========   ========



Supplemental cash flow information:
    Interest paid                                       $   66,505      51,936
    Income taxes paid                                       14,121      11,121


Supplemental schedule of noncash investing and financing
    activities relating to the purchase transaction:
      Loans acquired                                           381      21,408
      Other assets acquired                                  4,298      11,009
      Deposits and other liabilities assumed                85,180     132,164

          See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accounting and reporting policies of International Bancshares Corporation ("Company") and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and its wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company and IBC Capital Corporation. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K.

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

         A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                        JUNE 30,        JUNE 30,
                                                          1997            1996
                                                       ----------      ---------
                                                        (Dollars in Thousands)
U. S. Treasury and federal agencies
         Held to maturity .......................      $     --             --
         Available for sale .....................       2,097,517      1,372,889
States and political subdivisions
         Held to maturity .......................             697            895
         Available for sale .....................             515         29,807
Other
         Held to maturity .......................           1,990          1,990
         Available for sale .....................          20,034         15,977
                                                       ----------      ---------
         Total investment securities ............      $2,120,753      1,421,558
                                                       ==========      =========

         The Company may invest in collateralized mortgage obligations and structured notes. However, at June 30, 1997 such investments in the portfolio were not significant to the financial position of the Company. At June 30, 1996 the Company did not have outstanding investments in these type of securities.

Note 4 - Allowance for Possible Loan Losses

         A summary of the transactions in the allowance for possible loan losses is as follows:

                                                         JUNE 30,       JUNE 30,
                                                           1997          1996
                                                         --------       -------
                                                        (Dollars in Thousands)

Balance at January 1 ..............................      $ 21,036        18,455

         Losses charged to allowance ..............        (2,406)       (2,254)
         Recoveries credited to allowance .........           417           280
                                                         --------       -------
         Net losses charged to allowance ..........        (1,989)       (1,974)
         Provisions charged to operations .........         3,978         3,272
                                                         --------       -------
Balance at June 30 ................................      $ 23,025        19,753
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

         Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the six month period of both 1997 and 1996 was not material to the Company's consolidated financial position.

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

         While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 1997, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

         Per share data for 1996 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 17, 1996 which resulted in the issuance of 2,059,375 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 3, 1996. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on April 1, 1997 for all holders of Common Stock of record on April 1, 1997 and May 15, 1997, respectively, and said dividends were paid on April 15, 1997 and May 15, 1997, respectively, which stock dividends resulted in the issuance of 2,601,071 shares of Common Stock.

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

         On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 375,000 with 120,625 shares remaining available for the issuance of options under the new Plan. The 540,475 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of June 30, 1997 options to acquire 888,600 shares of common stock remain outstanding, all of which options were granted under the 1987 Plan, except options to acquire 348,125 shares granted under the new plan. The options did not have a material dilutive effect upon the calculations of earnings per share and were, therefore, not included in such calculation.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net income for the second quarter of 1997 was $11,349,000 or $2.10 per share compared to $10,621,000 or $1.99 per share in the corresponding 1996 period.

         Total assets at June 30, 1997 were $3,730,060,000 which represents a 27% increase over total assets of $2,942,165,000 at June 30, 1996 and a 11% increase over total assets of $3,351,231,000 as of December 31, 1996. Deposits at June 30, 1997 were $2,789,975,000 an increase of 19% over the $2,340,564,000 amount reported at June 30, 1996, and an increase of 5% over the $2,662,153,000 amount reported at December 31, 1996. Total loans at June 30, 1997 increased 5% to $1,264,778,000 over $1,200,818,000 reported at June 30, 1996 and increased 2%
over the $1,239,298,000 amount reported at December 31, 1996. The increase in assets and deposits during the first six months in 1997 was partially attributable to the acquisition of the five branches of Bank of America. See note 2 of notes to Consolidated Financial Statements. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") increased to $330,000,000 at June 30, 1997 over the $237,000,000 at
December 31, 1996, which funds were used to expand the earning asset base of the Company.

         The Company's average balances of domestic and foreign loans increased for the six month period of 1997 to $1,223,275,000 compared to $1,204,027,000 for the same period in 1996. Although the economic conditions in the U.S./ Mexico border region have improved, loan demand has not improved significantly. Competition for loans in the Company's market area has intensified and has resulted in loan pricing by certain competitors which management believes is not commensurate with the risk associated with making such loans. Interest and fees on loans for the second quarter in 1997 increased $1,698,000 (6%) compared to the same period in 1996 and the six month period ended June 30, 1997 reflects an increase in interest and fees on loans of $2,007,000 (3%) compared to the same period in 1996.

         As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the second quarter of 1997 increased $4,311,000 (16%) over the same period in 1996 and increased $7,891,000 (14%) for the first six months of 1997 over the corresponding period in 1996.

         Investment securities increased 49% to $2,120,753,000 at June 30, 1997 over $1,421,558,000 at June 30, 1996. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax. Time deposits with other banks at June 30, 1997 increased to $396,000 from $11,000 at June 30, 1996. Total federal funds sold decreased (94%) to $4,000,000 for the second quarter of 1997 as compared to $69,000,000 for the second quarter of 1996. The decreased investment in federal funds sold was largely due to alternative investment opportunities, as evidenced by the Company's increase in the investment securities portfolio.

    Interest income on taxable and tax exempt investment securities for the second quarter in 1997 increased $10,702,000 (46%) over the same quarter in 1996 and increased $18,062,000 (38%) for the six month period ended June 30, 1997 as compared to the same period in 1996. Interest income on time deposits with banks and federal funds sold for the second quarter in 1997 decreased $164,000 (42%) from the same quarter in 1996 and decreased $32,000 (5%) for the six month period ended June 30, 1997 as compared to the same period in 1996. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 1997 increased $12,234,000 (23%) over the same quarter in 1996. The increase in total interest income was primarily due to income derived from the investment securities portfolio.

     Total interest expense for savings deposit, time deposits and other borrowings increased $7,923,000 (31%) for the second quarter of 1997 over the same quarter in 1996 and increased $12,100,000 (23%) for the six month period ended June 30, 1997 over the same period in 1996. The increase in total interest expense was primarily due to higher interest rates and larger volume primarily attributable to acquisitions. As a result, net interest income for the second quarter of 1997 increased $4,311,000 or 16% over the same period in 1996 and increased $7,891,000 (14%) for the six month period ended June 30, 1997 over the corresponding period in 1996. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income increased $761,000 (10%) to $8,052,000 in the second quarter of 1997 as compared to $7,291,000 for the quarter ended June 30, 1996 and increased $1,121,000 (7%) to $16,681,000 for the six month period ended June 30, 1997 as compared to $15,560,000 for the six months ended June 30, 1996. The increase in service charges is attributable to the amount of account transaction fees received as a result of the deposit growth and increased collection efforts.

     Non-interest expense increased $3,113,000 (17%) to $20,999,000 for the second quarter of 1997 as compared to $17,886,000 for the quarter ended June 30, 1996 and increased $5,213,000 (15%) to $39,812,000 for the six month period ended June 30, 1997 as compared to $34,599,000 for the six months ended June 30, 1996. The increase in non-interest expense was largely due to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

    The allowance for possible loan losses increased $590,000 in the second quarter of 1997 as compared to the $541,000 increase in the second quarter of 1996. For the first six months of 1997, the provision for possible loan losses was $3,978,000 compared to $3,272,000 for the first six months of 1996. Increases in the allowance for possible loan losses were largely due to uncertain, although improving, economic conditions. The Company charged off $1,511,000 against the allowance for possible loan losses during the second quarter of 1997 compared to $1,279,000 in the second quarter for the prior year. For the six month period ending June 30, 1997 net losses charged against the allowance for possible loan losses amounted to $1,989,000 compared to net losses charged against the allowance for possible loan losses of $1,974,000 for the six months ended June 30, 1996. The allowance for possible loan losses was 1.83% of June 30, 1997 loans, net of unearned income, compared to 1.65% of the corresponding period in 1996 and 1.70% at December 31, 1996.

         On June 30 1997, the Company had $3,730,060,000 of consolidated assets of which approximately $133,629,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico. Of the $133,629,000, 82% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 15% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the 1994 devaluation of the peso in Mexico. The Company will continue to monitor the effects of the peso devaluation.

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

         The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At June 30, 1997, shareholders' equity was $302,901,000 compared to $250,678,000 at June 30, 1996, an increase of $52,223,000 or 21%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 7.49% and 7.80%, risk-weighted Tier 1 capital ratio of 15.13% and 16.02% and risk-weighted total capital ratio of 16.39% and 17.27% for June 30, 1997 and December 31, 1996, respectively, which ratios reflect the deduction of the goodwill and core deposit intangible booked of approximately $31,553,000 at June 30, 1997 in connection with the acquisition transactions. The amounts are well above the minimum regulatory requirements.

         As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 1997 is illustrated in the table on page 15. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                                                 INTEREST RATE SENSITIVITY

                                                  (Dollars in Thousands)

                                         RATE/MATURITY RATE/MATURITY  RATE/MATURITY RATE/MATURITY
     June 30, 1997                         3 MNTHS     OVER 3 MNTHS      OVER 1 YR                      TOTAL
     (Dollars in Thousands)                OR LESS       TO 1 YR         TO 5 YRS      OVER 5 YRS
     ==========================================================================================================
     SECTION A
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FED FUNDS SOLD                           4,000           -              -               -           4,000
     DUE FROM BANK INT EARNING                  396           -              -               -             396
     INVESTMENT SECURITIES                  113,149       201,714      1,610,048         195,842     2,120,753
     LOANS, NET OF NON-ACCRUALS             990,212        93,343        112,319          63,724     1,259,598
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                 1,107,757       295,057      1,722,367         259,566     3,384,747
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS            1,107,757     1,402,814      3,125,181       3,384,747
     ==========================================================================================================
     SECTION B
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                          729,373       798,841        187,695             536     1,716,445
     OTHER INT BEARING DEPOSITS             713,315           -              -               -         713,315
     FED FUNDS PURCHASED & REPOS            226,237        59,962            -               -         286,199
     OTHER BORROWINGS                       330,000           -              -               -         330,000
     ----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES   1,998,925       858,803        187,695             536     3,045,959
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES     1,998,925     2,857,728      3,045,423       3,045,959
     ==========================================================================================================
     SECTION C
     ----------------------------------------------------------------------------------------------------------
     REPRICING GAP                         (891,168)    (563,746)      1,534,672         259,030       338,788
     CUMULATIVE REPRICING GAP              (891,168)  (1,454,914)         79,758         338,788
     RATIO OF INTEREST-SENSITIVE                .55          .34            9.18             -            1.11
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-             .55          .49            1.03            1.11
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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held May 15, 1997 for the consideration of the following items which were approved by the number of votes set forth:

                                                 VOTES       VOTES           VOTES
                                                  FOR        AGAINST       ABSTAINED
                                                ---------    -------       ---------
1)  To elect ten (11) directors of the
    Company until the next Annual Meeting of
    Shareholders and until their successors
    are elected and qualified; The following
    directors, constituting the entire board
    of directors, were elected:

    Lester Avigael                              6,021,015            0        NONE
    R. David Guerra                             6,021,015            0        NONE
    Irving Greenblum                            6,021,015            0        NONE
    Richard E. Haynes                           6,021,015            0        NONE
    Roy Jennings, Jr.                           6,021,015            0        NONE
    Sioma Neiman                                6,021,015            0        NONE
    Peggy J. Newman                             6,021,015            0        NONE
    Dennis E. Nixon                             6,021,015            0        NONE
    Leonardo Salinas                            6,021,015            0        NONE
    A.R. Sanchez Jr.                            6,021,015            0        NONE
    Alberto A. Santos                           6,021,015            0        NONE

2)  To approve the appointment of
    independent auditors for the 1997
    fiscal year                                 6,016,138        1,583       4,877

3)  To consider and vote upon a proposal
    to approve the International
    Bancshares Corporation 1997
    Executive  Incentive   Compensation
    Plan                                        6,001,182       76,067      19,833

4)  To transact such other business as
    may lawfully come before the meeting
    of any adjournment thereof.  Proxies
    were solicited pursuant to Schedule
    14A  under the  Securities  Exchange
    Act of 1934                                 6,021,015         NONE        NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

       (10m)* Executive Incentive Compensation Plan of International Bancshares incorporated herein by reference to "Exhibit A" of the Registrant Proxy Statement filed with the Securities Exchange Commission on April 15, 1997, SEC file no. 0-9439.

       Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended June 30, 1997.

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

                      INTERNATIONAL BANCSHARES CORPORATION


Date: AUGUST 13, 1997            /s/ DENNIS E. NIXON
                                     Dennis E. Nixon
                                     President

Date: AUGUST 13, 1997            /s/ ARNOLDO CISNEROS
                                     Arnoldo Cisneros
                                     Secretary-Treasurer
                                     (Chief Accounting Officer)