Form 10-Q
period 1997-09-30
INTERNATIONAL BANCSHARES CORP
filed 1997-11-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to _________

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

           CLASS                                SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value                   11,015,594 shares outstanding at
                                                      November 10, 1997

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CONDITION

                                (Dollars in Thousands)



                                                    September 30,   December 31,
                                                           1997          1996
                                                      -----------    ----------
           ASSETS

Cash and due from banks ...........................   $   147,726       135,992

Federal funds sold ................................        31,000        36,000
                                                      -----------    ----------

             Total cash and cash equivalents ......       178,726       171,992

Time deposits with banks ..........................           396           198

Investment securities:
  Held to maturity
    (Market value of $2,680 on September 30, 1997
    and $2,840 on December 31, 1996) ..............         2,685         2,848
  Available for sale
    (Amortized cost of $2,316,171 on September 30,
    1997 and $1,739,198 on December 31, 1996) .....     2,345,395     1,756,719
                                                      -----------    ----------

             Total investment securities ..........     2,348,080     1,759,567

Loans:
   Commercial, financial and agricultural .........       749,217       723,061
   Real estate - mortgage .........................       187,497       193,101
   Real estate - construction .....................        46,990        32,610
   Consumer .......................................       177,719       161,594
   Foreign ........................................       130,272       128,932
                                                      -----------    ----------

             Total loans ..........................     1,291,695     1,239,298

   Less unearned discounts ........................        (4,481)       (3,303)
                                                      -----------    ----------

             Loans, net of unearned discounts .....     1,287,214     1,235,995

   Less allowance for possible loan losses ........       (23,404)      (21,036)
                                                      -----------    ----------

             Net loans ............................     1,263,810     1,214,959
                                                      -----------    ----------

Bank premises and equipment, net ..................       106,638        94,195
Accrued interest receivable .......................        27,896        22,913
Other assets ......................................        91,057        87,407
                                                      -----------    ----------

             Total assets .........................   $ 4,016,603     3,351,231
                                                      -----------    ----------

                                                                    (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                    September 30,   December 31,
                                                         1997            1996
                                                    -----------      ----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ............     $   373,769         346,162
     Savings and interest bearing demand ......         713,070         684,867
     Time .....................................       1,759,514       1,631,124
                                                    -----------      ----------

             Total deposits ...................       2,846,353       2,662,153

   Federal funds purchased and securities
     sold under repurchase agreements .........         431,757         148,483
   Other borrowed funds .......................         385,000         239,000
   Other liabilities ..........................          32,830          17,828
                                                    -----------      ----------

             Total liabilities ................       3,695,940       3,067,464
                                                    -----------      ----------
Shareholders' equity:

   Common stock of $1.00 par value ............
     Authorized 15,000,000 shares;
     issued 13,068,723 shares in 1997
     and 10,353,202 shares in 1996 ............          13,069          10,353
   Surplus ....................................          12,988          11,935
   Retained earnings ..........................         289,939         260,134
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes .............          18,996          11,388
                                                    -----------      ----------
                                                        334,992         293,810
     Less cost of shares in treasury,
     2,075,842 shares in 1997 and
     1,599,788 shares in 1996 .................         (14,329)        (10,043)
                                                    -----------      ----------
             Total shareholders' equity .......         320,663         283,767
                                                    -----------      ----------
             Total liabilities and
                shareholders' equity ..........     $ 4,016,603       3,351,231
                                                    ===========      ----------

See accompanying notes to consolidated financial statements.

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                     (Dollars in Thousands, except per share data)

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------    -----------------
                                              1997       1996       1997      1996
                                            --------    -------    -------   -------
Interest income:
   Loans, including fees ................   $ 32,185     29,850     93,215    88,873
   Time deposits with banks .............         11          3         20        52
   Federal funds sold ...................        185        312        821       904
   Investment securities:
     Taxable ............................     39,096     25,445    104,445    72,000
     Tax-exempt .........................         22        390         68     1,204
   Other interest income ................         76         53        230       253
                                            --------    -------    -------   -------
          Total interest income .........     71,575     56,053    198,799   163,286
                                            --------    -------    -------   -------
Interest expense:
   Savings deposits .....................      5,505      4,660     16,035    13,407
   Time deposits ........................     22,896     17,911     65,211    50,398
   Federal funds purchased and securities
    sold under repurchase agreements ....      5,107      1,517      8,956    10,355
   Other borrowings .....................      5,172      3,433     12,410     5,193
                                            --------    -------    -------   -------
             Total interest expense .....     38,680     27,521    102,612    79,353
                                            --------    -------    -------   -------
             Net interest income ........     32,895     28,532     96,187    83,933
Provision for possible loan losses ......      1,748      1,427      5,726     4,699
                                            --------    -------    -------   -------

             Net interest income after
                provision for possible
                loan losses .............     31,147     27,105     90,461    79,234
                                            --------    -------    -------   -------

Non-interest income:
   Service charges on deposit accounts ..      4,857      4,091     13,592    11,219
   Other service charges, commissions
     and fees ...........................      1,960      1,692      5,989     4,963
   Insurance premiums earned ............        214        196        531       591
   Investment securities transactions ...        (13)       (97)       148       293
   Other income .........................      2,761      1,326      6,200     5,702
                                            --------    -------    -------   -------
             Total non-interest income ..      9,779      7,208     26,460    22,768
                                            --------    -------    -------   -------

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    (Dollars in Thousands, except per share data)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                            ------------------------   -----------------------
                                                1997         1996         1997         1996
                                            -----------   ----------   ----------   ----------
Non-interest expense:
   Employee compensation and benefits ...         8,184        7,354       24,157       21,139
   Occupancy ............................         1,618        1,540        4,305        3,950
   Depreciation of premises and equipment         2,039        1,712        5,939        4,900
   Professional fees ....................           836        1,712        2,596        4,957
   Net cost of operations for other real
     estate owned .......................            25          140          122          237
   Other ................................         9,177        6,374       24,572       18,248
                                            -----------   ----------   ----------   ----------
             Total non-interest expense .        21,879       18,832       61,691       53,431
                                            -----------   ----------   ----------   ----------
             Income before income taxes .        19,047       15,481       55,230       48,571

Income taxes ............................         6,233        4,883       18,399       15,363
                                            -----------   ----------   ----------   ----------
             Net Income .................   $    12,814       10,598       36,831       33,208
                                            -----------   ----------   ----------   ----------
   Net income per share (Note 5) ........   $      1.12          .94         3.21         2.95

   Weighted average number of shares
     outstanding ........................    11,461,967   11,270,717   11,461,967   11,270,717

See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in Thousands)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997        1996
                                                          ---------    --------
Operating activities:

  Net Income ..........................................   $  36,831      33,208

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ..............       5,726       4,699
      Recoveries on charged-off loans .................         724         501
      Net cost of operations for other real estate
        owned .........................................         122         237
      Depreciation of bank premises and equipment .....       5,939       4,900
      Accretion of investment securities discounts ....      (1,009)     (1,278)
      Amortization of investment securities premiums ..       7,167       5,213
      Realized gain on investment securities
        transactions, net .............................        (148)       (293)
      Gain on sale of bank premises and equipment .....         (15)       (112)
      Increase in accrued interest receivable .........      (4,983)        (66)
      Increase in other liabilities ...................      14,656       8,048
                                                          ---------    --------

           Net cash provided by operating activities ..      65,010      55,057
                                                          ---------    --------

Investing activities:

  Cash acquired in purchase transaction ...............      80,501      99,747
  Proceeds from maturities of securities ..............       1,160          82
  Proceeds from sales of available
    for sale securities ...............................      99,883     338,503
  Purchases of available for sale securities ..........    (919,948)   (634,220)
  Principal collected on mortgage-backed securities ...     225,858     226,135
  Proceeds from matured time deposits with banks ......         198       2,295
  Purchases of time deposits with banks ...............        (396)       (495)
  Net (increase) decrease in loans ....................     (54,920)     37,186
  Net decrease (increase) in other assets .............       6,111      (5,380)
  Purchase of bank premises and equipment .............     (17,851)    (10,107)
  Proceeds from sale of bank premises and equipment ...          31         500
                                                          ---------    --------

           Net cash (used in) provided by
             investing activities .....................    (579,373)     54,246
                                                          ---------    --------

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                              (Dollars in Thousands)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1997        1996
                                                          ---------    --------
Financing activities:

  Net increase in non-interest bearing
    demand deposits ...................................   $  22,384      25,444
  Net increase in savings and interest bearing
    demand deposits ...................................         839       1,079
  Net increase in time deposits .......................      76,143      61,727
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements ...     283,274    (347,490)
  Proceeds from issuance of other borrowed funds ......     713,347     806,000
  Principal payments on other borrowed funds ..........    (567,347)   (638,500)
  Purchase of treasury stock ..........................      (4,286)     (2,016)
  Proceeds from exercise of stock options .............       1,169         865
  Payments of cash dividends ..........................      (4,400)     (3,490)
  Payments of cash dividends in lieu of fractional
    shares ............................................         (26)        (18)
                                                          ---------    --------
           Net cash provided by (used in)
             financing activities .....................     521,097     (96,399)
                                                          ---------    --------
           Increase in cash and cash equivalents ......       6,734      12,904

  Cash and cash equivalents
    at beginning of year ..............................     171,992     123,827
                                                          ---------    --------
  Cash and cash equivalents
    at end of period ..................................   $ 178,726     136,731
                                                          =========    ========

Supplemental cash flow information:
    Interest paid .....................................   $ 106,020      79,606
    Income taxes paid .................................      19,060      15,401


Supplemental schedule of noncash investing and
    financing activities relating to the
    purchase transaction:
      Loans acquired ..................................         381      21,408
      Other assets acquired ...........................       4,298      11,009
      Deposits and other liabilities assumed ..........      85,180     132,164

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

      The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" effective January 1, 1995. These Statements are applicable to all creditors and to all loans, uncollateralized as well as collateralized, except consumer loans. These Statements require that impaired loans be measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or, (3) the fair value of the collateral if the loan is collateral dependent. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations since the Company's previous recognition and measurement policies regarding non-performing loans were consistent with the accounting requirements for impaired loans.

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

Note 2  - Acquisitions

      Effective November 5, 1997, University Bank, Houston, Texas a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $228,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium of approximately $21,000,000 at such date. These assets will be amortized on a straight line basis over a fifteen year period.

      Effective March 7, 1997, IBC purchased certain assets and assumed certain liabilities of five branches of Bank of America Texas, N. A., Irving, Texas. IBC purchased loans of approximately $381,000 and assumed deposits of approximately $84,834,000 and received cash and other assets in the amount of approximately $84,799,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $3,705,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period. These amounts slightly differ from the amounts reported on the Annual Report on Form 10-K due to post settling adjustments.

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

      A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                  September 30,    September 30,
                                                      1997            1996
                                                   ----------       ---------
                                                     (Dollars in Thousands)

U. S. Treasury and federal agencies
      Held to maturity ........................    $     --              --
      Available for sale ......................     2,323,091       1,470,221
States and political subdivisions
      Held to maturity ........................           695             859
      Available for sale ......................           520          19,654
Other
      Held to maturity ........................         1,990           2,308
      Available for sale ......................        21,784          15,884
                                                   ----------       ---------
      Total investment securities .............    $2,348,080       1,508,926
                                                   ==========       =========

      The Company may invest in collateralized mortgage obligations and structured notes. At September 30, 1997 and September 30, 1996 the Company did not have outstanding investments in these type of securities.

Note 4 - Allowance for Possible Loan Losses

      A summary of the transactions in the allowance for possible loan losses is as follows:

                                                   September 30,   September 30,
                                                       1997           1996
                                                     --------        -------
                                                     (Dollars in Thousands)

Balance at January 1 ...........................     $ 21,036         18,455

      Losses charged to allowance ..............       (4,082)        (3,352)
      Recoveries credited to allowance .........          724            501
                                                     --------        -------
      Net losses charged to allowance ..........       (3,358)        (2,851)
      Provisions charged to operations .........        5,726          4,699
                                                     --------        -------
Balance at September 30 ........................     $ 23,404         20,303
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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the nine month period of both 1997 and 1996 was not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 1997, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

      Per share data for 1996 has been restated to reflect the stock split-up effected through a stock dividend which became effective May 17, 1996 which resulted in the issuance of 2,059,375 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 3, 1996. A special cash dividend of $.50 per share and a 25% stock split-up effected through a stock dividend was declared on April 1, 1997 for all holders of Common Stock of record on April 1, 1997 and May 15, 1997, respectively, and said dividends were paid on April 15, 1997 and May 15, 1997, respectively, which stock dividend resulted in the issuance of 2,601,071 shares of Common Stock.

      The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $16,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $16,000,000 cap will occur in the future.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 468,750 with 122,218 shares remaining available for the issuance of options under the new Plan. The 509,697 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of September 30, 1997 options to acquire 856,228 shares of common stock remain outstanding, all of which options were granted under the 1987 Plan, except options to acquire 346,532 shares granted under the new plan.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the third quarter of 1997 was $12,814,000 or $1.12 per share compared to $10,598,000 or $.94 per share in the corresponding 1996 period.

      Total assets at September 30, 1997 were $4,016,603,000 which represents a 34% increase over total assets of $2,998,401,000 at September 30, 1996 and a 20% increase over total assets of $3,351,231,000 as of December 31, 1996. Deposits at September 30, 1997 were $2,846,353,000 an increase of 20% over the $2,363,729,000 amount reported at September 30, 1996, and an increase of 7% over the $2,662,153,000 amount reported at December 31, 1996. Total loans at September 30, 1997 increased 9% to $1,291,695,000 over $1,189,180,000 reported at September 30, 1996 and increased 4% over the $1,239,298,000 amount reported at December 31, 1996. The increase in assets and deposits during the first nine months in 1997 was partially attributable to the acquisition of the five branches of Bank of America. See note 2 of notes to Consolidated Financial Statements. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") increased to $685,000,000 at September 30, 1997 over the $237,000,000 at December 31, 1996, which funds were used to expand the earning asset base of the Company.

      The Company's average balances of domestic and foreign loans increased for the nine month period of 1997 to $1,243,652,000 compared to $1,202,396,000 for the same period in 1996. Although the economic conditions in the U.S./ Mexico border region have improved, loan demand has not improved significantly. Competition for loans in the Company's market area has intensified and has resulted in loan pricing by certain competitors which management believes is not commensurate with the risk associated with making such loans. Interest and fees on loans for the third quarter in 1997 increased $2,335,000 (8%) compared to the same period in 1996 and the nine month period ended September 30, 1997 reflects an increase in interest and fees on loans of $4,342,000 (5%) compared to the same period in 1996.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the third quarter of 1997 increased $4,363,000 (15%) over the same period in 1996 and increased $12,254,000 (15%) for the first nine months of 1997 over the corresponding period in 1996.

      Investment securities increased 56% to $2,348,080,000 at September 30, 1997 over $1,508,926,000 at September 30, 1996. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax. Time deposits with other banks at September 30, 1997 increased to $396,000 from a zero balance at September 30, 1996. Total federal funds sold increased (15%) to $31,000,000 for the third quarter of 1997 as compared to $27,000,000 for the third quarter of 1996.

    Interest income on taxable and tax exempt investment securities for the third quarter in 1997 increased $13,283,000 (51%) over the same quarter in 1996 and increased $31,309,000 (43%) for the nine month period ended September 30, 1997 as compared to the same period in 1996. Interest income on time deposits with banks and federal funds sold for the third quarter in 1997 decreased $119,000 (38%) from the same quarter in 1996 and decreased $115,000 (12%) for the nine month period ended September 30, 1997 as compared to the same period in 1996. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 1997 increased $15,522,000 (28%) over the same quarter in 1996 and increased $35,513,000 (22%) for the nine month period ended September 30, 1997 over the corresponding period in 1996. The increase in total interest income was primarily due to income derived from the investment securities portfolio.

     Total interest expense for savings deposit, time deposits and other borrowings increased $11,159,000 (41%) for the third quarter of 1997 over the same quarter in 1996 and increased $23,259,000 (29%) for the nine month period ended September 30, 1997 over the same period in 1996. The increase in total interest expense was primarily due to increase in the use of wholesale liabilities, repurchase agreements and short term fixed borrowings and larger deposit volume primarily attributable to acquisitions. As a result, net interest income for the third quarter of 1997 increased $4,363,000 or 15% over the same period in 1996 and increased $12,254,000 (15%) for the nine month period ended September 30, 1997 over the corresponding period in 1996. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

     Non-interest income increased $2,571,000 (36%) to $9,779,000 in the third quarter of 1997 as compared to $7,208,000 for the quarter ended September 30, 1996 and increased $3,692,000 (16%) to $26,460,000 for the nine month period ended September 30, 1997 as compared to $22,768,000 for the nine months ended September 30, 1996. The increase in service charges is attributable to the amount of account transaction fees received as a result of the deposit growth and increased collection efforts.

     Non-interest expense increased $3,047,000 (16%) to $21,879,000 for the third quarter of 1997 as compared to $18,832,000 for the quarter ended September 30, 1996 and increased $8,260,000 (15%) to $61,691,000 for the nine month period ended September 30, 1997 as compared to $53,431,000 for the nine months ended September 30, 1996. The increase in non-interest expense was largely due to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

    The allowance for possible loan losses increased $379,000 in the third quarter of 1997 as compared to the $550,000 increase in the third quarter of 1996. For the first nine months of 1997, the provision for possible loan losses was $5,726,000 compared to $4,699,000 for the first nine months of 1996. Increases in the allowance for possible loan losses were largely due to uncertain, although improving, economic conditions. The Company charged off $1,676,000 against the allowance for possible loan losses during the third quarter of 1997 compared to $1,098,000 in the third quarter for the prior year. For the nine month period ending September 30, 1997 net losses charged against the allowance for possible loan losses amounted to $3,358,000 compared to net losses charged against the allowance for possible loan losses of $2,851,000 for the nine months ended September 30, 1996. The allowance for possible loan losses was 1.82% of September 30, 1997 loans, net of unearned income, compared to 1.71% of the corresponding period in 1996 and 1.70% at December 31, 1996.

      On September 30 1997, the Company had $4,016,603,000 of consolidated assets of which approximately $131,914,000 or 3% were related to loans outstanding to borrowers domiciled in Mexico. Of the $131,914,000, 82% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 15% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio. To date, the Company has not experienced a material adverse impact related to the 1994 devaluation of the peso in Mexico. Although the economic conditions have improved in Mexico, the Company will continue to monitor Mexico's economic progress.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 1997 and 1996 have been wholesale liabilities with FHLB, FNMA, FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first nine months of 1997 and expects to continue to fund during 1997 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At September 30, 1997, shareholders' equity was $320,663,000 compared to $261,250,000 at September 30, 1996, an increase of $59,413,000 or 23%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 6.70% and 7.80%, risk-weighted Tier 1 capital ratio of 16.19% and 16.02% and risk-weighted total capital ratio of 17.44% and 17.27% for September 30, 1997 and December 31, 1996, respectively, which ratios reflect the deduction of the goodwill and core deposit intangible booked of approximately $30,963,000 at September 30, 1997 in connection with the acquisition transactions. The amounts are well above the minimum regulatory requirements.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 1997 is illustrated in the table below. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                             INTEREST RATE SENSITIVITY

                               (Dollars in Thousands)

                                         RATE/MATURITY  RATE/MATURITY   RATE/MATURITY
     September 30, 1997                     3 MNTHS     OVER 3 MNTHS     OVER 1 YR    RATE/MATURITY
     (Dollars in Thousands)                 OR LESS       TO 1 YR         TO 5 YRS      OVER 5 YRS     TOTAL
     ==========================================================================================================
     SECTION A
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FED FUNDS SOLD                          31,000           -              -               -          31,000
     DUE FROM BANK INT EARNING                  -             396            -               -             396
     INVESTMENT SECURITIES                  109,408       217,177      1,123,050         898,445     2,348,080
     LOANS, NET OF NON-ACCRUALS           1,007,752       116,235         99,637          63,564     1,287,188
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                 1,148,160       333,808      1,222,687         962,009     3,666,664
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS            1,148,160     1,481,968      2,704,655       3,666,664
     ==========================================================================================================
     SECTION B
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                          772,649       799,222        187,325             318     1,759,514
     OTHER INT BEARING DEPOSITS             713,070           -              -               -         713,070
     FED FUNDS PURCHASED & REPOS            414,696        17,061            -               -         431,757
     OTHER BORROWINGS                       385,000           -              -               -         385,000
     ----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES   2,285,415       816,283        187,325             318     3,289,341
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES     2,285,415     3,101,698      3,289,023       3,289,341
     ==========================================================================================================
     SECTION C
     ----------------------------------------------------------------------------------------------------------
     REPRICING GAP                       (1,137,255)    (482,475)      1,035,362         961,691       377,323
     CUMULATIVE REPRICING GAP            (1,137,255)  (1,619,730)       (584,368)        377,323
     RATIO OF INTEREST-SENSITIVE                .50          .41            6.53             -            1.12
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-             .50          .48             .82            1.12
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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended September 30, 1997.

(b)  REPORTS ON FORM 8-K

      Registrant filed a current report on Form 8-K dated August 21, 1997, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement that IBC had entered into an agreement to acquire University Bank, Houston, Texas.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL BANCSHARES CORPORATION


Date: NOVEMBER 12, 1997         /s/ DENNIS E. NIXON
                                    Dennis E. Nixon
                                    President


Date: NOVEMBER 12, 1997         /s/ ARNOLDO CISNEROS
                                    Arnoldo Cisneros
                                    Secretary-Treasurer
                                    (Chief Accounting Officer)