Form 10-K405
period 1997-12-31
INTERNATIONAL BANCSHARES CORP
filed 1998-03-31
CIK 315709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    Commission file number
    December 31, 1997                                0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
              (Exact Name of Registrant as Specified in its Charter)

              TEXAS                                      74-2157138
      (State of Incorporation)              (I.R.S. Employer Identification No.)
      1200 SAN BERNARDO AVENUE
      LAREDO, TEXAS 78042-1359                   AREA CODE (956) 722-7611
  (Address of principal executive             (Registrant's telephone number)
   office and Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                              WHICH REGISTERED
       -------------------                              ----------------
              None                                              None

Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK ($1.00 PAR VALUE)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998 was $529,836,489.

As of March 20, 1998, there were 11,260,197 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 1997 (in Parts I and II) and (b) proxy statement dated April 20, 1998 (in Part III).

                                    CONTENTS

                                     PART I

                                                                     PAGE

Item 1.   Business...........................................          3
Item 2.   Properties.........................................         25
Item 3.   Legal Proceedings..................................         26
Item 4.   Submission of Matters to a Vote of
            Security Holders.................................         26


                                     PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters..............         26
Item 6.   Selected Financial Data............................         27
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
             Operations......................................         27
Item 8.   Financial Statements and Supplementary Data........         27
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..............         27


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.         27
Item 11.  Executive Compensation.............................         27
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management............................         27
Item 13.  Certain Relationships and Related Transactions.....         27


                                              PART IV

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K..........................         28


Signatures...................................................         31

Item 1. BUSINESS

GENERAL

      International Bancshares Corporation (the "Company") is a bank holding company with four bank subsidiaries providing commercial and retail banking services through 76 main banking and branch facilities located in 25 communities in South and Southeast Texas. The Company was incorporated under the General Corporation Law of the State of Delaware in 1979 and has its principal corporate offices in Laredo, Texas. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. The Company's principal assets at December 31, 1997 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

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

        Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) currently stands at 51% and has been under 57% for each of the last five years, which the Company believes is well below national peer group ratios. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses.

        During the last eight years, IBC, as defined below, has been an active acquiror of financial institutions and banking assets in its trade area. The community focus of IBC and the involvement of the local boards has resulted in IBC becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. IBC's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

      On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 85% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly-owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company formed three banks and acquired $1,818,036,000 in assets and assumed $1,734,178,000 of deposits in numerous acquisition transactions, which totals are as of the acquisition date and do not take into account any runoff or other subsequent events. In addition to the acquisitions, IBC has also focused on deposit growth from its traditional banking activities.

        Effective November 5, 1997, University Bank, Houston, Texas a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $250,978,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium of approximately $17,613,000 at such date. These assets will be amortized on a straight line basis over a fifteen year period.

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

        Effective November 21, 1996, IBC purchased certain assets and assumed certain liabilities of three branches of Home Savings of America F.S.B., Irwindale, California. IBC purchased loans of approximately $769,000 and assumed deposits of approximately $196,813,000 and received cash and other assets in the amount of approximately $196,081,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $9,670,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.

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

        For more information regarding the acquisition transactions of the Company during the last three years, see note 2 of notes to Consolidated Financial Statements of the Company located on page 27 of the 1997 Annual Report which is incorporated herein by reference.

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

SERVICES AND EMPLOYEES

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including, account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 152 automated teller machines, and through their branches situated in retail locations and grocery stores. To date, as part of the Company's expansion of its retail banking services, 27 grocery store branches have been opened.

        The Company owns U.S. and Texas service mark registrations for "INTERNATIONAL BANK OF COMMERCE" and the related United States and Mexico logo as well as "INTERNATIONAL BANK OF COMMERCE CENTRE" and "ITS A BRIGHTER CHRISTMAS". In addition, the Company owns Texas service mark registrations for "CHECK 'N SAVE" and "WALL STREET INTERNATIONAL" and the related design. Also, IBC is investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries are diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 1997 the Company and its subsidiaries employed approximately 1,152 persons full-time and 158 persons part-time.

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

        The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 35%, 39% and 43% of the Company's bank subsidiaries' total deposits as of December 31, 1997, 1996 and 1995, respectively.

SUPERVISION AND REGULATION

        GENERAL - THE COMPANY. In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

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

        INTERSTATE BANKING. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which rewrote federal law governing the interstate expansion of banks in the United States. Effective as of September 29, 1995, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As of December 31, 1997, many of Texas' largest bank holding companies had either merged with or been acquired by out-of-state banking concerns.

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

        GENERAL - BANK SUBSIDIARIES. All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas Department of Banking and the FDIC. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each member bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. The premiums increase incrementally based on the rating of the member bank.

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

        DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay amounts due on bonds issued by the Financing Corporation used to fund the federal thrift bailout. During 1997, the Company paid $660,000 for the FICO assessment and the Company believes similar amounts will be assessed per year through 1999 (or earlier if no savings associations exist prior to December 31, 1999) in connection with such bond payments.

        CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 1997 the Company's ratio of total capital-to-risk-weighted assets was 15.20%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy, and encouraging the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of $47,788,000 booked in connection with all the financial institution acquisitions of the Company are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 1997 was 6.41 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to it.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 1997. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 1997, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

        TEXAS LAW. Effective September 1, 1995, the new Texas Banking Act ("Act") became effective and the Texas Banking Code of 1943 was repealed. The purpose of the Act was to modernize and streamline the Texas banking laws. One of the many significant provisions of the Act adopts by reference the Texas Business Corporation Act, subject to modification by the Banking Commissioner. Among other matters, these corporate provisions will permit Texas state banks to merge with non-banking business entities, while national banks are only permitted to merge with banking entities. During 1997, the Texas Constitution was amended to permit home equity lending in Texas effective January 1, 1998 and the Company's bank subsidiaries are currently offering home equity loans. At present, no accurate prediction can be made as to how this legislation will affect the Company or its bank subsidiaries.

        CRA. Under the Community Reinvestment Act ("CRA"), the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. In 1995, the CRA regulations were rewritten and the new regulations and examination procedures were designed to emphasize performance over paperwork and process. Each bank subsidiary received either an "outstanding" or "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

        BSA. The bank subsidiaries are required to report certain deposit transactions to the U.S. Treasury Department pursuant to the Bank Secrecy Act ("BSA"). During 1997, the Financial Crimes Enforcement Network and the federal banking regulators amended the BSA regulations regarding suspicious activity reporting, funds transfer recordkeeping and the definition and designation of exempt customers. The bank subsidiaries' compliance with BSA is examined regularly by the FDIC and the Texas Department of Banking as well as the internal auditors of the Company.

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

        BANK DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. At December 31, 1997, there was an aggregate of approximately $55,701,000 available for the payment of dividends to the Company, by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $55,701,000 and continue to be classified as "well capitalized". Note 17 of notes to Consolidated Financial Statements of the Company located on page 44 of the 1997 Annual Report is incorporated herein by reference.

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

        YEAR 2000. Many existing computer programs use only two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

        The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion. Testing of core applications, such as mainframe software and hardware and some platform software, is largely complete and reflects that they will be Year 2000 compliant. The Company is expensing applicable costs incurred as a result of addressing the Year 2000 issue.

        The Company does not expect that the cost of addressing the Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial condition.

        Additionally, the federal bank regulators have enforcement powers with respect to Year 2000 compliance. Failure to institute an acceptable Year 2000 readiness plan could result in the disapproval of expansion applications filed with bank regulatory agencies or the imposition of cease and desist orders or civil money penalties.

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

                     DISTRIBUTION OF ASSETS, LIABILITIES AND
                              SHAREHOLDERS' EQUITY

        The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 1997, 1996 and 1995 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

                                                                         YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                                   1997                           1996                             1995
                                      ----------------------------    ----------------------------    ------------------------------
                                      AVERAGE             AVERAGE     AVERAGE             AVERAGE     AVERAGE             AVERAGE
                                      BALANCE  INTEREST  RATE/COST    BALANCE  INTEREST  RATE/COST    BALANCE  INTEREST  RATE/COST
                                      -------  --------  ---------    -------  --------  ---------    -------  --------  ---------
          ASSETS
Interest earning assets:
   Loans, net of unearned discounts:
     Domestic                      $ 1,152,566  $115,527   10.02%  $ 1,073,524  $108,852   10.14%  $ 1,086,515  $115,064   10.59%
     Foreign                           128,923    11,821    9.17       126,067    10,331    8.19       115,621     9,347    8.08
   Investment securities:

     Taxable                         2,121,927   146,820    6.92     1,449,211    99,411    6.86     1,381,781    91,178    6.60
     Tax-exempt                          1,348        90    6.68        23,916     1,292    5.40        33,668     1,825    5.42
   Time deposits with banks                404        47   11.63           708        53    7.49           917        43    4.69
   Federal funds sold                   14,906     1,120    7.51        32,369     1,540    4.76       13,004        991    7.62
   Other                                 2,565       307   11.97         2,576       300   11.65        3,668        419   11.42
                                   -----------  --------           -----------  --------           -----------  --------
     Total interest-earning assets $ 3,422,639  $275,732    8.06   $ 2,708,371  $221,779    8.19   $ 2,635,174  $218,867    8.31

Non-interest earning assets:

   Cash and due from banks         $   144,573                     $    94,972                     $    84,277
   Bank premises and equipment, net    105,800                          85,584                          76,065
   Other assets                        117,381                          89,450                          74,451
   Less allowance for possible
    loan losses                        (23,075)                        (19,866)                        (18,794)
                                   -----------                     -----------                     -----------
      Total                        $ 3,767,318                     $ 2,958,511                     $ 2,851,173
                                   ===========                     ===========                     ===========
  LIABILITIES AND
   SHAREHOLDERS' EQUITY
Interest bearing liabilities:
   Savings and interest bearing
     demand deposits               $   722,559  $ 22,152    3.07   $   617,090  $ 18,390    2.98   $   548,917  $ 16,741    3.05
 Time deposits:
     Domestic                          905,157    46,456    5.13       645,782    32,065    4.97       555,446    28,028    5.05
     Foreign                           821,214    42,957    5.23       748,343    37,652    5.03       678,908    34,050    5.02
 Securities sold under
     repurchase agreements
     and federal funds purchased       301,511    15,754    5.23       236,223    12,151    5.14       444,379    25,594    5.76
 Other borrowings                      331,308    18,052    5.45       137,404     7,114    5.18       122,133     7,948    6.51
                                   -----------  --------           -----------  --------           -----------  --------
         Total interest bearing
            liabilities            $ 3,081,749  $145,371    4.72   $ 2,384,842  $107,372    4.50   $ 2,349,783  $112,361    4.78

Non-interest bearing liabilities:
   Demand deposits                     361,379                         297,539                         269,218
   Other liabilities                    26,261                          21,927                          17,269
Shareholders' equity                   297,929                         254,203                         214,903
                                   -----------                     -----------                     -----------
          Total                    $ 3,767,318                     $ 2,958,511                     $ 2,851,173
                                   ===========                     ===========                     ===========
          Net interest income                  $130,361                         $114,407                        $106,506
                                               ========                         ========                        ========
          Net yield on interest
            earning assets                                  3.81%                           4.22%                           4.04%
                                                            ====                            ====                            ====

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                    INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table analyzes the changes in net interest income during 1997 and 1996 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

                                 1997 COMPARED TO 1996        1996 COMPARED TO 1995
                                ------------------------    ------------------------
                                NET INCREASE (DECREASE)      NET INCREASE (DECREASE)
                                        DUE TO                       DUE TO
                                ------------------------    ------------------------
                                VOLUME    RATE    TOTAL     VOLUME     RATE    TOTAL
                                ------    ----    -----     ------     ----    -----
                                 (Dollars in Thousands)      (Dollars in Thousands)
Interest earned on:
  Loans, net of unearned discounts:
    Domestic                  $  5,732 $   943  $ 6,675  $ (1,330)  $(4,882) $(6,212)
    Foreign                       (497)  1,987    1,490       846       138      984
  Investment securities:
    Taxable                     48,343    (934)  47,409     4,528     3,705    8,233
    Tax-exempt                  (1,002)   (200)  (1,202)     (529)       (4)    (533)
  Time deposits with banks         -        (6)      (6)      (16)       26       10
  Federal funds sold              (248)   (172)    (420)  (84,272)   84,821      549
  Other                            -         7        7      (127)        8     (119)
                              -------- -------  -------  --------   -------  -------
  Total interest income       $ 52,328 $ 1,625  $53,953  $(80,900)  $83,812  $ 2,912

 Interest incurred on:
  Savings and interest
    bearing demand deposits   $  4,630 $  (868) $ 3,762  $  2,092   $  (443) $ 1,649
  Time deposits:
    Domestic                    15,689  (1,298)  14,391     4,568      (531)   4,037
    Foreign                      8,765  (3,460)   5,305     3,482       120    3,602
    Securities sold under
    repurchase agreements and
    federal funds purchased      3,828    (225)   3,603   (11,836)   (1,607) (13,443)
  Other borrowings              11,367    (429)  10,938       636    (1,470)    (834)
                              -------- -------  -------  --------   -------  -------
  Total interest expense      $ 44,279 $(6,280) $37,999  $ (1,058)  $(3,931) $(4,989)
                              -------- -------  -------  --------   -------  -------

Net interest income           $  8,049 $ 7,905  $15,954  $(79,842)  $87,743  $ 7,901
                              ======== =======  =======  ========   =======  =======

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            INTEREST RATE SENSITIVITY

     The net interest rate sensitivity as of December 31, 1997 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

                                          RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
     December 31, 1997                       3 MONTHS    OVER 3 MONTHS    OVER 1 YR        OVER
     (Dollars in Thousands)                  OR LESS       TO  1 YR       TO 5 YRS         5 YRS        TOTAL
     =========================================================================================================
     SECTION A
     ---------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FEDERAL FUNDS SOLD                 $     7,975           -              -               -     $     7,975
     DUE FROM BANK INTEREST EARNING             993           495             99             -           1,587
     INVESTMENT SECURITIES                  141,079       241,414      1,531,902         669,063     2,583,458
     LOANS, NET OF NON-ACCRUALS           1,019,836       132,905        202,490          90,231     1,445,462
     ---------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS               $ 1,169,883   $   374,814    $ 1,734,491     $   759,294   $ 4,038,482
     ---------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS          $ 1,169,883   $ 1,544,697    $ 3,279,188     $ 4,038,482
     =========================================================================================================
     SECTION B
     ---------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                      $   849,327   $   849,947    $   205,705     $       285   $ 1,905,264
     OTHER INTEREST BEARING DEPOSITS        819,759           -              -               -         819,759
     FED FUNDS PURCHASED AND REPOS          425,853        52,556            -               -         478,409
     OTHER BORROWINGS                       490,000           -              -               -         490,000
     ---------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES $ 2,584,939   $   902,503    $   205,705     $       285   $ 3,693,432
     ---------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES   $ 2,584,939   $ 3,487,442    $ 3,693,147     $ 3,693,432
     =========================================================================================================
     SECTION C

     ---------------------------------------------------------------------------------------------------------
     REPRICING GAP                      $(1,415,056)  $ (527,689)    $ 1,528,786     $   759,009   $   345,050
     CUMULATIVE REPRICING GAP            (1,415,056)  (1,942,745)       (413,959)        345,050       345,050
     RATIO OF INTEREST-SENSITIVE
        ASSETS TO LIABILITIES                   .45          .42            8.43             -            1.09
     RATIO OF CUMULATIVE, INTEREST-
        SENSITIVE ASSETS TO LIABILITIES         .45          .44             .89            1.09
     =========================================================================================================

                              INVESTMENT SECURITIES

     The following table sets forth the carrying value of investment securities as of December 31, 1997, 1996 and 1995:

                                         YEARS ENDED DECEMBER 31,
                                 ---------------------------------------
                                    1997          1996          1995
                                 -----------   -----------   -----------
                                            (Dollars in Thousands)
     U.S. Treasury securities
       Held to maturity          $       -             -             -
       Available for sale            202,123         5,020         7,058
     Mortgage-backed securities

       Held to maturity                  -             -           1,044
       Available for sale          2,347,722     1,734,484     1,408,705
     Obligations of states and
      political subdivisions
       Held to maturity                  695           858           -
       Available for sale                520         1,014        29,975
     Equity securities
       Held to maturity                  -             -             -
       Available for sale             30,383        16,201        14,694
     Other securities
       Held to maturity                2,015         1,990         1,865
                                 -----------   -----------   -----------
           Total                 $ 2,583,458   $ 1,759,567   $ 1,463,341
                                 ===========   ===========   ===========

     The following tables set forth the contractual maturities of investment securities at December 31, 1997 and the average yields of such securities, except for the totals which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                              AVAILABLE FOR SALE
                                                  MATURING
                      -----------------------------------------------------------------
                                          AFTER ONE        AFTER FIVE
                          WITHIN          BUT WITHIN       BUT WITHIN           AFTER
                         ONE YEAR         FIVE YEARS       TEN YEARS         TEN YEARS
                         --------         ----------       ---------         ---------
                         ADJUSTED          ADJUSTED         ADJUSTED         ADJUSTED
                       COST   YIELD      COST   YIELD     COST   YIELD     COST   YIELD
                      ------ --------  ------- -------  ------- --------  -------------
                                             (Dollars in Thousands)
U.S. Treasury and
  obligations of
  other U.S. Govern-
  ment agencies       $ 2,148  5.63%  $    989  6.38%  $198,769  7.28%       -      -  %
Mortgage-backed
  securities           12,075  6.76    206,573  7.33    522,722  7.51   1,574,085  7.57
Obligations of states
  and political
  subdivisions            -     -           71  6.20        484  7.70        -      -
Equity securities      29,629  6.00       -      -         -      -          -      -
                      -------  ----   --------  ----   --------  ----   ---------  ----
          Total       $43,852  6.19%  $207,633  7.32%  $721,975  7.45%  1,574,085  7.57%
                      =======  ====   ========  ====   ========  ====   =========  ====

                                          HELD TO MATURITY MATURING
                        ---------------------------------------------------------------
                                          AFTER ONE        AFTER FIVE
                           WITHIN         BUT WITHIN       BUT WITHIN           AFTER
                          ONE YEAR        FIVE YEARS       TEN YEARS         TEN YEARS
                        ------------     ------------     ------------     ------------
                          ADJUSTED         ADJUSTED         ADJUSTED         ADJUSTED
                        COST   YIELD     COST   YIELD     COST   YIELD     COST   YIELD
                        ----   -----     ----   -----     ----   -----     ----   -----
                                             (Dollars in Thousands)
Obligations of states
  and political
  subdivisions         $ 175   8.19%   $  520   8.20%    $ -       - %     $  -     - %
Other securities          25   7.88     1,605   7.73       385   7.11         -     -
                         ---            -----              ---               ---

         Total         $ 200   8.15%   $2,125   7.84%    $ 385   7.11%     $  -     - %
                         ===            =====              ===               ---

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

                                 LOAN PORTFOLIO

     The amounts of loans outstanding, by classification, at December 31, 1997, 1996, 1995, 1994 and 1993 are shown in the following table:

                                              YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------------
                               1997        1996        1995        1994        1993
                            ----------  ----------  ----------  ----------  ----------
                                                 (Dollars in Thousands)
Commercial, financial
  and agricultural          $  792,124  $  719,151  $  718,364  $  664,449  $  611,612
Lease financing receivables      8,840       3,910       3,910       3,910       4,323
Real estate-mortgage           188,122     193,101     200,998     201,998     180,777
Real estate-construction        59,239      32,610      39,527      46,584      21,326
Consumer                       272,478     161,594     124,843     122,751      88,452
Foreign                        130,401     128,932     120,748     106,707     107,771
                            ----------  ----------  ----------  ----------  ----------
     Total loans             1,451,204   1,239,298   1,208,390   1,146,399   1,014,261
Unearned discount               (6,508)     (3,303)     (3,479)     (3,885)     (2,547)
                            ----------  ----------  ----------  ----------  ----------
     Loans, net of
       unearned discount    $1,444,696  $1,235,995  $1,204,911  $1,142,514  $1,011,714
                            ==========  ==========  ==========  ==========  ==========

     The table on the following page shows the amounts of loans (excluding lease financing receivables, real estate mortgages and consumer loans) outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

                                                    MATURING
                                 ----------------------------------------------
                                             AFTER ONE
                                  WITHIN     BUT WITHIN      AFTER
                                 ONE YEAR    FIVE YEARS   FIVE YEARS      TOTAL
                                 --------    ----------   ----------      -----
                                              (Dollars in Thousands)
Commercial, financial and
  agricultural                   $302,513     $386,640     $102,971     $792,124
Real estate - construction         35,601       13,906        9,732       59,239
Foreign                            65,625       57,499        7,277      130,401
                                 --------     --------     --------     --------
          Total                  $403,739     $458,045     $119,980     $981,764
                                 ========     ========     ========     ========

                                               INTEREST SENSITIVITY
                                              ----------------------
                                                FIXED      VARIABLE
                                                RATE         RATE
                                              ---------    ---------
                                               (Dollars in Thousands)
Due after one but within five years           $  82,280    $ 375,764
Due after five years                             38,096       81,884
                                              ---------    ---------
          Total                               $ 120,376    $ 457,648
                                              =========    =========

     The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

                                            YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------
                              1997       1996       1995        1994       1993
                            -------    -------    -------     -------    -------
                                            (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis       $ 5,014    $ 3,363    $ 5,291     $ 2,895    $ 5,371
Loans contractually past
  due ninety days or more
  as to interest or prin-
  cipal payments              9,700      5,075      7,954       5,605      3,777
Loans accounted for as
  "troubled debt restruc-
  turings"                      363      1,462      2,742       1,990      3,170

     The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

                                            YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------
                              1997       1996      1995        1994       1993
                            -------    -------    -------     -------    -------
                                             (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis       $   728    $ 1,062    $   942     $   732    $   733
Loans contractually past
  due ninety days or more
  as to interest or prin-
  cipal payments              2,096      1,321        944       1,086        759

     The gross income that would have been recorded during 1997 on non-accrual and restructured loans in accordance with their original contract terms was $524,000 on domestic loans and $78,000 on foreign loans. The amount of interest income on such loans that was recognized in 1997 was $1,000 on domestic loans and none for foreign loans.

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

     The following table presents certain information about cross-border outstanding loans, acceptances, and accrued interest thereon, related to Mexico:

                                                YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1997           1996           1995
                                      ---------      ---------      ---------
                                                (Dollars in Thousands)
Loans:
  Commercial, financial, industrial
    and agricultural                  $  91,945      $  86,861      $  90,541
  Real estate-mortgage                   18,416         20,591         10,254
  Consumer                               20,040         21,480         19,953
                                      ---------      ---------      ---------
                                        130,401        128,932        120,748
  Less allowance for possible
    loan losses                          (1,184)        (1,101)        (1,035)
                                      ---------      ---------      ---------
           Net loans                  $ 129,217      $ 127,831      $ 119,713
                                      =========      =========      =========
Accrued interest receivable           $   1,198      $   1,317      $   1,191
                                      =========      =========      =========

                         SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

                                               AT YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------
                                      1997       1996      1995       1994        1993
                                   ---------- ---------- ---------- ---------- ----------
                                                   (Dollars in Thousands)
Loans, net of unearned discounts,
  outstanding at December 31,      $1,444,696 $1,235,995 $1,204,911 $1,142,514 $1,011,714
                                   ========== ========== ========== ========== ==========
Average loans outstanding during
  the year (Note 1)                $1,281,489 $1,199,591 $1,202,136 $1,055,246 $  941,381
                                   ========== ========== ========== ========== ==========
Balance of allowance
  at January 1,                      $ 21,036   $ 18,455   $ 17,025   $ 13,831   $ 10,055
Provision charged to expense            7,740      6,630      5,150      3,804      4,540
                                   ---------- ---------- ---------- ---------- ----------
Loans charged-off:
  Domestic:
  Commercial, financial
   and agricultural                    (1,503)    (1,518)    (2,248)    (1,073)    (1,299)
  Real estate-mortgage                   (279)      (261)      (619)      (685)      (569)
  Consumer                             (4,552)    (3,363)    (1,849)      (816)      (556)
  Foreign                                  (2)       (23)       (48)      (148)       (49)
                                   ---------- ---------- ---------- ---------- ----------
Total loans charged-off                (6,336)    (5,165)    (4,764)    (2,722)    (2,473)
                                   ---------- ---------- ---------- ---------- ----------
Recoveries credited to allowance:
  Domestic:
  Commercial, financial
   and agricultural                       270        305        190        236        663
  Real estate mortgage                    382         51         80        968        146
  Consumer                                250        755        229        237        136
  Foreign                                  95          5        110        227         67
                                   ---------- ---------- ---------- ---------- ----------
Total recoveries                          997      1,116        609      1,668      1,012
                                   ---------- ---------- ---------- ---------- ----------
Net loans charged-off:                 (5,339)    (4,049)    (4,155)    (1,054)    (1,461)
                                   ---------- ---------- ---------- ---------- ----------
Allowance acquired in purchase
  transactions                          1,079        -          435        444        697
                                   ---------- ---------- ---------- ---------- ----------
Balance of allowance
  at December 31,                    $ 24,516   $ 21,036   $ 18,455   $ 17,025   $ 13,831
                                   ========== ========== ========== ========== ==========
Ratio of net loans charged-off
  during the year to average
  loans outstanding during
  the year (Note 1)                      .42%       .34%       .35%      .10%      .16%
                                   ---------- ---------- ---------- ---------- ----------
Ratio of allowance to loans, net
  of unearned discounts, out-
  standing at December 31,              1.70%      1.70%      1.53%     1.49%     1.37%
                                   ========== ========== ========== ========== ==========

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

    Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.70% of total loans of bank subsidiaries, net of unearned income, at both December 31, 1997 and 1996.

    The amount charged against 1997 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover potential loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

    The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

                                                                  AT DECEMBER 31,
                    ----------------------------------------------------------------------------------------------------------------
                          1997                  1996                   1995                   1994                   1993
                    ------------------    -----------------     -------------------     ------------------   -----------------------
                               PERCENT              PERCENT                 PERCENT                PERCENT              PERCENT
                    ALLOWANCE OF LOANS    ALLOWANCE OF LOANS     ALLOWANCE OF LOANS     ALLOWANCE OF LOANS    ALLOWANCE OF LOANS
                    --------- --------    --------- --------     --------- --------     --------- --------    --------- --------
                                                              (Dollars in Thousands)
Commercial,
  financial and
  agricultural      $ 13,993      54.6%   $ 12,911     58.0%     $ 11,506     59.4%     $ 10,274     58.0%    $  8,813     60.3%
Lease financing
  receivables            156       0.6          70      0.3            63      0.3            61      0.3           62      0.4
Real estate
  mortgage             3,323      12.9       3,467     15.6         3,219     16.6         3,123     17.6        2,605     17.8
Real estate
  construction         1,047       4.1         586      2.6           633      3.3           720      4.1          307      2.1
Consumer               4,813      18.8       2,901     13.1         1,999     10.4         1,898     10.7        1,275      8.8
Foreign                1,184       9.0       1,101     10.4         1,035     10.0           949      9.3          769     10.6
                    --------     -----    --------    -----      --------    -----      --------    -----     --------    -----
                    $ 24,516     100.0%   $ 21,036    100.0%     $ 18,455    100.0%     $ 17,025    100.0%    $ 13,831    100.0%
                    ========     =====    ========    =====      ========    =====      ========    =====     ========    =====

                                    DEPOSITS

     The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------
                                         1997            1996           1995
                                      -----------     -----------    -----------
                                                  (Dollars in Thousands)
Deposits:
   Demand - non-interest bearing
          Domestic                    $   317,759     $   256,186    $   234,793
          Foreign                          43,620          41,353         34,425
                                      -----------     -----------    -----------
          Total demand non-interest
            bearing                       361,379         297,539        269,218
                                     -----------     -----------    -----------
   Savings and interest bearing demand
          Domestic                        560,956         459,451        382,028
          Foreign                         161,603         157,639        166,889
                                      -----------     -----------    -----------
          Total savings and interest
            bearing demand                722,559         617,090        548,917
                                      -----------     -----------    -----------
   Time certificates of deposit
     $100,000 or more:
          Domestic                        363,471         280,550        250,103
          Foreign                         602,170         546,643        493,747
     Less than $100,000:
          Domestic                        541,686         365,232        305,343
          Foreign                         219,044         201,700        185,161
                                      -----------     -----------    -----------
   Total time, certificates of
       deposit                          1,726,371       1,394,125      1,234,354

   Total deposits                     $ 2,810,309     $ 2,308,754    $ 2,052,489
                                      ===========     ===========    ===========
Interest Expense:
   Savings and interest
     bearing demand
          Domestic                    $    17,559     $    14,079    $    12,341
          Foreign                           4,593           4,311          4,400
                                      -----------     -----------    -----------
   Total savings and interest
     bearing demand                        22,152          18,390         16,741
                                      -----------     -----------    -----------
   Interest, certificates of
     deposit $100,000 or more:
          Domestic                         19,256          14,193         13,151
          Foreign                          32,532          28,561         25,713
     Less than $100,000
          Domestic                         27,200          17,872         14,877
          Foreign                          10,425           9,091          8,337
                                      -----------     -----------    -----------
   Total interest, certificates
     of deposit                            89,413          69,717         62,078
                                      -----------     -----------    -----------
     Total interest expense           $   111,565     $    88,107    $    78,819
                                      ===========     ===========    ===========

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                    DECEMBER 31, 1997
                                                    -----------------
                                                  (Dollars in Thousands)

      3 months or less                                  $  523,171
      Over 3 but through 12 months                         491,802
      Over 12 months                                        87,022
                                                        ----------
           Total                                        $1,101,995
                                                        ==========

                           RETURN ON EQUITY AND ASSETS

     Certain key ratios for the Company for the years ended December 31, 1997, 1996 and 1995 follows (Note 1):

                                                YEARS ENDED DECEMBER 31,
                                             -----------------------------
                                             1997         1996        1995
                                             ----         ----        ----

Percentage of net income to:
   Average shareholders' equity             16.41%       17.45%      18.64%
   Average total assets                      1.30         1.50        1.41
Percentage of average shareholders'
   equity to average total assets            7.91         8.59        7.54
Percentage of cash dividends per share
   to net income per share                  11.37         9.87        8.65

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                               FOREIGN ACTIVITIES

     Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 37 of the 1997 Annual Report to Shareholders which is incorporated herein by reference.

Item 2.  PROPERTIES

     The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The bank subsidiaries of IBC have a total of 76 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the 1997 Annual Meeting of Shareholders of the Company held on May 15, 1997, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 1998 Annual Meeting of shareholders and until his successor is duly elected and qualified.

                                                                         OFFICER OF THE
     NAME                   AGE          POSITION OF OFFICE              COMPANY SINCE
     ----                   ---          ------------------              -------------
Dennis E. Nixon              55          Chairman of the Board and            1979
                                         President of the Company,
                                         Chief Executive Officer of IBC

Leonardo Salinas             64          Vice President of the Company        1982
                                         and Senior Executive Vice
                                         President of IBC

R. David Guerra              45          Vice President of the Company        1986
                                         and President of IBC McAllen
                                         Branch

Arnoldo Cisneros             46          Treasurer of the Company and         1982
                                         and Executive Vice President
                                         of IBC

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company of IBC during the past five years.

                                     Part II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

     The information set forth under the caption "Common Stock and Dividends" located on page 12 and 13 of Registrant's 1997 Annual Report is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 1997 Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 13 of Registrant's 1997 Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements located on pages 15 through 52 of Registrant's 1997 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement dated April 20, 1998, appearing on pages 2 and 3 under the caption "Election of Directors" and (ii) that portion of Part I of this report entitled "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement dated April 20, 1998, on pages 5 through 8 appearing under the heading "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a) (8) of Securities and Exchange Commission Regulation S-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement dated April 20, 1998, appearing on pages 3 and 5 under the captions "Principal Shareholders" and "Security Ownership of Management".

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement dated April 20, 1998, appearing on pages 9 and 10 under the caption "Interest of Management in Certain Transactions".

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS

          1. The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 1997 Annual Report to shareholders filed as an exhibit hereto and they include:

              Independent Auditors' Report

              Consolidated:

              Statements of Condition as of December 31, 1997 and 1996 Statements of Income for the years ended December 31, 1997, 1996 and 1995 Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

              Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
              Notes to Financial Statements

          2. All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          3. The following exhibits are filed as a part of this Report:

               (3)(a)*- Articles of Incorporation of International Bancshares
                        Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.

               (3)(b)*- By-Laws of International Bancshares Corporation
                        incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 0-9439

                (10)*- Sublease between Commerce Bank and Americity Federal Savings Bank incorporated herein as an exhibit by reference to the Annual Report, Exhibit 11(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 23, 1982, SEC File No. 0-9439

                (10a)*- Purchase and Assumption Agreement dated June 29, 1990 by and between the Resolution Trust Corporation, receiver of Valley Federal Savings Association and New Valley Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439

                (10b)*- Purchase and Assumption Agreement for Oakar transaction dated June 29, 1990 between New Valley Federal Savings Association, International Bancshares Corporation and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1991, SEC File No. 0-9439

                (10c)*- Purchase and Assumption Agreement dated June 21, 1991 by and between the Resolution Trust Corporation, receiver of Travis Federal Savings and Loan Association and New Travis Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(C) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439

                (10d)*- Oakar Agreement dated June 21, 1991 between New Travis
                        Federal Savings Association and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439

               (10e)*+- The 1987 International Bancshares Corporation Key
                        Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option Plan) incorporated herein as an exhibit by reference to Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-15655.

                (10f)*- Merger Agreement by and between International Bank of
                        Commerce, Michigan National Corporation and First State Bank and Trust Company, dated May 5, 1994 incorporated herein by reference to Exhibit 10(f) of the Form 10Q filed with the Securities and Exchange Commission on August 15, 1994, SEC File No. 0-9439.

                (10g)*- Merger Agreement by and between International Bank of
                        Commerce, and The Bank of Corpus Christi, dated August 19, 1994 incorporated herein by reference to Exhibit 10(g) of Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, SEC File No. 0-9439.

                (10h)*- Merger Agreement by and between International Bank of
                        Commerce, and Stone Oak National Bank, dated February 28, 1995, incorporated by reference to Exhibit 10(h) of the Registrant's Quarterly Report on Form 10Q for the period ended March 31, 1995, filed with the Securities and Exchange Commission on May 15, 1995, SEC File No. 0-9439.

                (10i)*- Agreement and Plan of Merger dated as of June 7, 1995, by and between International Bancshares Corporation, a Delaware corporation, and International Bancshares Corporation, a Texas corporation, incorporated herein by reference to Exhibit 2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 1995, SEC File No. 0-9439.

                (10j)*- Purchase and Assumption Agreement dated as of February
                        27, 1996, by and between International Bank of Commerce, River Valley Bank, F.S.B. and Western Capital Holdings, Inc. incorporated herein, by reference to Exhibit 10(j) of the Registrant's Annual Report on Form 10-K filed with the Securities and

                        Exchange Commission on April 1, 1996, SEC File No.
                        09439.

                (10k)*- Purchase of Asset and Liability Agreement dated as of
                        July 30, 1996, by and between International Bank of Commerce and Home Savings of America F.S.B. incorporated herein by reference to Exhibit 10(k) of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996.

               (10l)*+- The 1996 International Bancshares Corporation Stock
                        Option Plan incorporated herein by reference to Exhibit
                        99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 33-15655.

               (10m)*+- Executive Incentive Compensation Plan of the Registrant
                        incorporated herein by reference to exhibit "A" of the Registrant's Proxy Statement filed with the Securities Exchange Commission on April 15, 1997, SEC file no. 09439.

                (10n) Agreement and Plan of Merger by and among International Bancshares Corporation, University Bancshares, Inc., Joe
                        L. Allbritton and Robert L. Allbritton, dated as of August 15, 1997.

                (13)**- International Bancshares Corporation 1997 Annual Report

                (21)- List of Subsidiaries of International Bancshares Corporation as of March 20, 1998

                (23)-   Accountants' Consent

                (27)-   Financial Data Schedule
              ----------------------------
              *  Previously filed

              ** Deemed filed only with respect to those portions thereof incorporated herein by reference

              +  Executive Compensation Plans and Arrangements

(b)       REPORTS ON FORM 8-K

          Registrant filed a current report on Form 8-K dated November 12, 1997, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, in connection with the acquisition of University Bank, located in Houston, Texas. Registrant filed a current report on Form 8-K dated January 6, 1998, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, announcing that negotiations with Pacific USA Holdings Corp. regarding the proposed purchase of assets of Pacific Southwest Bank had been terminated. Registrant filed a current report on Form 8-K dated March 11, 1998, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, announcing that Registrant's Common Stock had been listed on the Nasdaq National Market.

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

                                                Date:  MARCH 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURES                     TITLE                      DATE
          ----------                     -----                      ----

 /s/ DENNIS E. NIXON          President and Director          MARCH 27, 1998
---------------------------   (Principal Executive Officer)
 Dennis E. Nixon

 /s/ ARNOLDO CISNEROS         Secretary-Treasurer             MARCH 27, 1998
---------------------------   (Principal Financial Officer)
 Arnoldo Cisneros

 /s/ LEONARDO SALINAS         Vice President and              MARCH 27, 1998
---------------------------   Director
 Leonardo Salinas

 /s/ LESTER AVIGAEL           Director                        MARCH 27, 1998
---------------------------
 Lester Avigael

 /s/ IRVING GREENBLUM         Director                        MARCH 27, 1998
---------------------------
 Irving Greenblum

 /s/ R. DAVID GUERRA          Director                        MARCH 27, 1998
---------------------------
 R. David Guerra

 /s/ RICHARD E. HAYNES        Director                        MARCH 27, 1998
---------------------------
 Richard E. Haynes

 /s/ ROY JENNINGS, JR.        Director                        MARCH 27, 1998
---------------------------
 Roy Jennings, Jr.

                              Director
---------------------------                                   -----------------
 Sioma Neiman

 /s/ ALBERTO A. SANTOS        Director                        MARCH 27, 1998
---------------------------
 Alberto A. Santos

 /s/ ANTONIO R. SANCHEZ JR.   Director                        MARCH 27, 1998
---------------------------
 Antonio R. Sanchez Jr.

 /s/ PEGGY J. NEWMAN          Director                        MARCH 27, 1998
---------------------------
 Peggy J. Newman

                                  Exhibit Index

Exhibit (10n) - Agreement and Plan of Merger by and among International
                Bancshares Corporation, University Bancshares, Inc., Joe L. Allbritton and Robert L. Allbritton, dated as of August 15, 1997

Exhibit 13 -    International Bancshares Corporation 1997 Annual Report, page 77

Exhibit 21 -    List of Subsidiaries of International Bancshares Corporation as
                of March 20, 1998, page 130

Exhibit 23 -    Accountants' Consent, page 131

Exhibit 27 -    Financial Data Schedule, page 132

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (Consolidated)

                               SELECTED FINANCIAL DATA

                                      AT OR FOR THE YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------------
                               1997        1996       1995        1994        1993
                           ----------  ----------  ----------  ----------  ----------
                                  (Dollars in Thousands, Except Per Share Data)

BALANCE SHEET
   Assets ...............  $4,517,846  $3,351,231  $2,935,606  $2,659,392  $2,115,786
   Net loans ............   1,420,180   1,214,959   1,186,456   1,125,489     997,883
   Deposits .............   3,175,560   2,662,153   2,143,346   2,061,638   1,723,919
   Other borrowed funds .     490,000     239,000      66,500     123,500       4,500
   Shareholders' equity .     341,244     283,767     245,761     178,536     163,055

INCOME STATEMENT

   Interest income ......  $  275,732  $  221,779  $  218,867  $  159,260  $  131,829
   Interest expense .....     145,371     107,372     112,361      66,754      51,155
                           ----------  ----------  ----------  ----------  ----------
   Net interest income ..     130,361     114,407     106,506      92,506      80,674
   Provision for possible
     loan losses ........       7,740       6,630       5,150       3,804       4,540
   Non-interest income ..      36,776      30,194      26,009      20,945      25,935
   Non-interest expense .      85,745      73,457      68,989      58,355      60,236
                           ----------  ----------  ----------  ----------  ----------
   Income before income
     taxes ..............      73,652      64,514      58,376      51,292      41,833

   Income taxes .........      24,771      20,164      18,315      13,402       9,971
                           ----------  ----------  ----------  ----------  ----------
   Net income ...........  $   48,881  $   44,350  $   40,061  $   37,890  $   31,862
                           ==========  ==========  ==========  ==========  ==========
   Per common share:
     Basic ..............  $     4.79  $     4.40  $     4.02  $     3.84  $     3.28

     Diluted ............  $     4.62  $     4.31  $     3.95  $     3.79  $     3.25

   Cash dividend per
     share ..............  $      .50  $     0.50  $      .50  $     1.10        --

    Note 1: See note l of notes to the consolidated financial statements regarding the adoption of Statement of Financial Accounting Standards No. 115.

    Note 2: See note 2 of notes to the consolidated financial statements regarding the acquisitions made by International Bancshares Corporation and its subsidiaries in 1997, 1996 and 1995.

    Note 3: See note 8 of notes to the consolidated financial statements regarding the other borrowed funds of the Company and its subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis represents an explanation of significant changes in the financial position and results of operations of International Bancshares Corporation (the "Company") on a consolidated basis for the three year period ended December 31, 1997. The Company is a bank holding company with four bank subsidiaries operating in 76 main banking and branch facilities in South and Southeast Texas and four non-bank subsidiaries. The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Selected Financial Data and Consolidated Financial Statements included elsewhere herein.

                              Results of Operations

Net income for 1997 was $48,881,000 or $4.79 per share - basic ($4.62 per share -diluted) compared with $44,350,000 or $4.40 per share - basic ($4.31 per share -diluted) in 1996 and $40,061,000 or $4.02 per share - basic ($3.95 per share - diluted) in 1995.

Total assets at December 31, 1997 grew 35% to $4,517,846,000 from $3,351,231,000 at December 31, 1996 while net loans increased 17% to $1,420,180,000 at December 31, 1997 from $1,214,959,000 at December 31, 1996. Deposits at December 31, 1997
were $3,175,560,000, an increase of 19% over the $2,662,153,000 at December 31,
1996. Deposits at December 31, 1996 were $2,662,153,000, an increase of 24% over the $2,143,346,000 at December 31, 1995. Total assets at December 31, 1996 grew 14% to $3,351,231,000 from $2,935,606,000 at December 31, 1995 while net loans increased 2% to $1,214,959,000 at December 31, 1996 from $1,186,456,000 at
December 31, 1995. The increase in assets and deposits during 1997 was partially attributable to the acquisition of The University Bank and five branches of Bank of America Texas, N. A. See note 2 of notes to Consolidated Financial Statements. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Loan Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") increased to $855,000,000 at December 31, 1997 from the $237,000,000 at December 31, 1996. Such funds were used to expand the earning asset base of the Company.

Net interest income in 1997 increased by $15,954,000, or 14%, over that in 1996 despite the slight decrease in the net yield on average interest earning assets of .41% from 4.22% in 1996 to 3.81% in 1997. The net yield on average interest earning assets increased by .18% in 1996 to 4.22% from 4.04% in 1995 while net interest income increased by $7,901,000 or 7% over 1995. A 26.4% increase in average interest earning assets from $2,708,371,000 in 1996 to $3,422,639,000 in 1997 and a 2.8% increase from $2,635,174,000 in 1995 to $2,708,371,000 in 1996 contributed to the continued increase in net interest income for 1997 and 1996, respectively. The Company experienced a .13% decrease in the yield on average interest earning assets to 8.06% in 1997 from 8.19% in 1996. In 1996 a .12% decrease was reflected in the yield on average interest earning assets to 8.19% from 8.31% in 1995 and a decrease was reflected on the rates paid on average interest bearing liabilities to 4.50% in 1996 from 4.78% in 1995.

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that reprice or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will reprice faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Management can quickly change the Company's interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year. Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to minimize the effect of interest rate changes.

Non-interest income increased 22% in 1997 to $36,776,000 over $30,194,000 in 1996 and increased 16% over $26,009,000 in 1995. The 1997 and 1996 increases in non-interest income were primarily due to the increases in service charges. The increases in service charges were attributable to the amount of account transaction fees received as a result of the deposit growth and increased collection efforts.

Expense control is an essential element in the Company's profitability. This is achieved through maintaining optimum staffing levels, an effective budgeting process, and internal consolidation of bank functions. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) has been under 57% for each of the last five years, which the Company believes is well below national peer group ratios. Non-interest expense includes such items as salaries and wages and employee benefits, net occupancy expenses, equipment expenses and other operating expenses such as FDIC insurance. Non-interest expense increased 17% in 1997 to $85,745,000 from $73,457,000 in 1996 and increased 6% from $68,989,000 in 1995. The 1997 and 1996 increases in non-interest expense were primarily due to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

Most of the Company's lending activities involve commercial (domestic and foreign), consumer and real estate mortgage financing. In 1997, the Company's acquisition activity as well as its efforts to increase its loan volume resulted in an increase of 7.4% in average domestic loans and a increase of 2.3% in average foreign loans for an increase in total average loans of 6.8% over 1996. The average yield for these loans decreased .12% for domestic loans and increased by .97% for foreign loans in 1997 as compared to 1996. The Company experienced a decrease of 1% in average domestic loans and a 9% increase in average foreign loans in 1996 as compared to 1995. The yield for these loans decreased .45% for domestic loans and increased by .11% for foreign loans in 1996 as compared to 1995. Although the economic conditions in the U.S./Mexico border region have improved, loan demand has not improved significantly. Competition for loans in the Company's market area has intensified and has resulted in loan pricing by certain competitors which management believes is not commensurate with the risk associated with making such loans. The result of which has been a reduction of the Company's market penetration for loans.

The Company experienced an increase of 46% in average balances of taxable investment securities from $1,449,211,000 for 1996 to $2,121,927,000 for 1997 and an increase of 5% from $1,381,781,000 for 1995 to $1,449,211,000 for 1996.
These trends were the results of continued increases in deposits, repurchase agreements and borrowings during 1997 and 1996 providing the Company with available funds for investments.

The allowance for possible loan losses increased 17% from $21,036,000 at December 31, 1996 to $24,516,000 at December 31, 1997 and increased 14% from $18,455,000 at December 31, 1995 to $21,036,000 at December 31, 1996. The
provision for possible loan losses charged to expense increased 17% from $6,630,000 in 1996 to $7,740,000 in 1997 and increased 29% from $5,150,000 in
1995 to $6,630,000 in 1996. Increases in the allowance for possible loan losses were largely due to Management's belief that conservative allowance allocations should be maintained in a period when the business cycle is deemed to be mature. The allowance for possible loan losses was 1.69% of total loans at December 31, 1997 compared to 1.70% at 1996 and 1.53% at 1995. Nonperforming assets as a percentage of total loans and total assets were 1.23% and .40%, respectively, at December 31, 1997, and .99% and .37% at December 31, 1996, respectively. Loans accounted for on a non-accrual basis increased 30% from $4,425,000 at December 31, 1996 to $5,742,000 at December 31, 1997. As loans are placed on non-accrual status, interest previously accrued and recorded is reversed unless the loans are well secured and in the process of collection. Foreclosed assets increased 13% from $4,874,000 at December 31, 1996 to $5,510,000 at December 31, 1997. The
increases in the non-performing loans and foreclosed assets were primarily due to consumer credit problems and other credit problems that a financial institution faces in the normal course of business. In 1996, non-accruals decreased 29% from $6,233,000 at December 31, 1995 to $4,425,000 at December 31, 1996 and foreclosed assets decreased 48% from $9,372,000 at December 31, 1995 to $4,874,000 at December 31, 1996.

The allowance for possible loan losses consists of the aggregate loan loss allowances of the bank subsidiaries. The allowances are established through charges to operations in the form of provisions for possible loan losses. Loan losses (or recoveries) are charged (or credited) directly to the allowances. The provision for possible loan losses of each bank subsidiary is determined by management of each bank upon consideration of several factors such as loss experience in relation to outstanding loans and the existing level of its allowance; independent appraisals for significant properties; a continuing review and appraisal of its loan portfolio with particular emphasis on problem loans by management and the credit department staff of International Bank of Commerce, Laredo, Texas ("IBC"), the Company's largest bank subsidiary; results of examinations by bank examiners and continuous review of current and anticipated economic conditions in the market area served by the bank subsidiaries. Management of each of the bank subsidiaries, along with management of the Company, continually review the allowances to determine whether additional provisions should be made after considering the preceding factors.

The bank subsidiaries charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a "loss" by bank examiners. Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the portion of the loan so exposed is anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. Generally, unsecured consumer loans are charged off when 90 days past due.

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at December 31, 1997 was adequate to absorb possible losses from loans in the portfolio at that date.

On December 31, 1997, the Company had $4,517,846,000 of consolidated assets of which approximately $130,401,000 or 3% were related to loans outstanding to borrowers domiciled in Mexico. The loan policies of the Company's bank subsidiaries generally require that loans to borrowers domiciled in Mexico be primarily secured by assets located in the United States or have credit enhancements, in the form of guarantees, from significant United States corporations. The composition of such loans and the related amounts of allocated allowance for possible loan losses as of December 31, 1997 were as follows:

                                                                     RELATED
                                                     AMOUNT OF    ALLOWANCE FOR
                                                       LOANS     POSSIBLE LOSSES
                                                     --------    ---------------
                                                        (Dollars in Thousands)
Secured by certificates of deposit in
      United States banks ........................   $ 55,187        $   27
Secured by United States real estate .............     32,457           324
Secured by other United States collateral
      (securities, gold, silver, etc.) ...........     13,520           286
Direct unsecured Mexican sovereign debt
      (principally former FICORCA debt) ..........      1,821           176
Other ............................................     27,416           371
                                                     --------        ------
                                                     $130,401        $1,184
                                                     ========        ======

The transactions for the year ended December 31, 1997 in that portion of the allowance for possible loan losses related to Mexican debt were as follows:

                                                 (Dollars in Thousands)
Balance at January 1, 1997                              $ 1,101
   Charge-offs                                              (19)
   Recoveries                                               102
                                                        -------
Net recoveries                                               83
Balance at December 31, 1997                            $ 1,184
                                                        =======

                         LIQUIDITY AND CAPITAL RESOURCES

The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant although declining portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 35%, 39% and 43% of the Company's bank subsidiaries' total deposits as of December 31, 1997, 1996 and 1995, respectively. Other important funding sources for the Company's bank subsidiaries during 1997 and 1996 have been wholesale liabilities with, FHLB, FNMA, FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company's funds management policy's primary focus is to measure and manage the earnings to interest rate risk. The earliest and most simplistic concept of interest rate risk and its measurement is the gap report, which is used to generate a rough estimate of the vulnerability of net interest income to changes in market rates as implied by the relative repricings of assets and liabilities. The gap report calculates the difference between the amounts of assets and liabilities repricing across a series of intervals in time, with emphasis typically placed on the one-year period. This difference, or gap, is usually expressed as a percentage of total assets.

If an excess of liabilities over assets matures or reprices within the one-year period, the balance sheet is said to be negatively gapped. This condition is sometimes interpreted to suggest that an institution is liability-sensitive, indicating that earnings would suffer from rising rates and benefit from falling rates. If a surplus of assets over liabilities occurs in the one-year time frame, the balance sheet is said to be positively gapped, suggesting a condition of asset sensitivity in which earnings would benefit from rising rates and suffer from falling rates.

The gap report thus consists of an inventory of dollar amounts of assets and liabilities that have the potential to mature or reprice within a particular period. The flaw in drawing conclusions about interest rate risk from the gap report is that it takes no account of the probability that potential maturities or repricings of interest-rate-sensitive accounts will occur, or at what relative magnitudes. Because simplicity, rather than utility, is the only virtue of gap analysis, financial institutions increasingly have either abandoned gap analysis or accorded it a distinctly secondary role in managing their interest-rate risk exposure. See page 17 of the Company's Form 10-K for the table that summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 1997.

The detailed inventory of balance sheet items contained in gap reports is the starting point of income simulation analysis. Income simulation analysis also focuses on the variability of net interest income and net income, but without the limitations of gap analysis. In particular, gone is the fundamental, but often unstated, assumption of the gap approach that every balance sheet item that can reprice will do so to the full extent of any movement in market interest rates.

Accordingly, income simulation analysis captures not only the potential of assets and liabilities to mature or reprice but also the probability that they will do so. Moreover, income simulation analysis focuses on the relative sensitivities of these balance sheet items and projects their behavior over an extended period of time in a motion picture rather than snapshot fashion. Finally, income simulation analysis permits management to assess the probable effects on balance sheet items not only of changes in market interest rates but also of proposed strategies for responding to such changes. The Company and many other institutions rely primarily upon income simulation analysis in measuring and managing exposure to interest rate risk.

At December 31, 1997, based on these simulations, a rate shift of 200 basis points in earnings will not vary more than 6 percent of projected 1998 after-tax net income. A 200 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

All the measurements of risk described above are made based upon the Company's business mix and interest rate exposures at the particular point in time. The exposure changes continuously as a result of the Company's ongoing business and its risk management initiatives. While management believes these measures provide a meaningful representation of the Company's interest rate sensitivity, they do not necessarily take into account all business developments that affect on net income, such as changes in credit quality or the size and composition of the balance sheet.

Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company closely monitors the dividend restrictions and availability from the bank subsidiaries as disclosed in Note 17 to the Consolidated Financial Statements. At December 31, 1997, the aggregate amount legally available to be distributed to the Company from bank subsidiaries as dividends was approximately $55,701,000, assuming that each bank subsidiary continues to be classified as "well capitalized" under the applicable regulations. The restricted capital of the bank subsidiaries was approximately $241,187,000 as of December 31, 1997. The undivided profits of the bank subsidiaries were approximately $121,015,000 as of December 31, 1997.

As of December 31, 1997, the Company has outstanding $490,000,000 in short-term and long-term borrowed funds. In addition to borrowed funds and dividends, the Company has a number of other available alternatives to finance the growth of its existing banks as well as future growth and expansion.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At December 31, 1997, shareholders' equity was $341,244,000 compared to $283,767,000 at December 31, 1996, an increase of $57,477,000 or 20%. This increase in capital resulted primarily from the retention of earnings.

During 1990, the Federal Reserve Board ("FRB") adopted a minimum leverage ratio of 3% for the most highly-rated bank holding companies and at least 4% to 5% for all other bank holding companies. The Company's leverage ratio (defined as stockholders' equity less goodwill and certain other intangibles divided by average quarterly assets) was 6.41% at December 31, 1997 and 7.80% at December 31, 1996. The core deposit intangibles and goodwill of $47,788,000 as of December 31, 1997, booked in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

The FRB has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Under the final 1992 rules, all banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill and certain other intangibles, while total capital consists of core capital, certain debt instruments and a portion of the reserve for credit losses. In order to be deemed well capitalized pursuant to the regulations, an institution must have a total risk-weighted capital ratio of 10%, a Tier 1 risk-weighted ratio of 6% and a Tier 1 leverage ratio of 5%. The Company had risk-weighted Tier 1 capital ratios of 13.95% and 16.02% and risk weighted total capital ratios of 15.20% and 17.27% for December 31, 1997 and 1996, respectively, which are well above the minimum regulatory requirements and exceed the well capitalized ratios (see note 17 to notes to Consolidated Financial Statements).

The Company had 2,085,945 treasury shares as of March 20, 1998. The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. As of December 31, 1997, the Company had repurchased shares in the cumulative total amount of $14,534,000. The Board of Directors has stated that it will not approve repurchases of more than a total of $16,000,000. While the Board has increased previous caps related to treasury shares once they were met, there are no assurances that an increase of the $16,000,000 cap will occur in the future. The Company has no definite plans for the treasury shares; however, the treasury shares may be used to fulfill option exercises under the Company's Stock Option Plan.

During the past few years the Company has expanded its banking facilities. Among the activities and commitments the Company funded during 1997 and 1996 were certain capital expenditures relating to the modernization and improvement of several existing bank facilities and the expansion of the bank branch network.

                                    YEAR 2000

Many existing computer programs use only two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion. Testing of core applications, such as mainframe software and hardware and some platform software, is largely complete and reflects that they will be Year 2000 compliant. The Company is expensing applicable costs incurred as a result of addressing the Year 2000 issue.

The Company does not expect that the cost of addressing the Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial condition.

Additionally, the federal bank regulators have enforcement powers with respect to Year 2000 compliance. Failure to institute an acceptable Year 2000 readiness plan could result in the disapproval of expansion applications filed with bank regulatory agencies or the imposition of cease and desist orders or civil money penalties.

                              EFFECTS OF INFLATION

The principal component of earnings is net interest income, which is affected by changes in the level of interest rates. Changes in rates of inflation affect interest rates. It is difficult to precisely measure the impact of inflation on net interest income because it is not possible to accurately differentiate between increases in net interest income resulting from inflation and increases resulting from increased business activity. Inflation also raises costs of operation, primarily those of employment and services.

                            FORWARD LOOKING INFORMATION

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and project," as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:
(I) changes in local, state, national and international economic conditions,
(II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, and (IV) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                      ADOPTION OF NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosure," effective January 1, 1995. These are applicable to all creditors and to all loans, uncollateralized as well as collateralized, except consumer loans. These Statements require that impaired loans be measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. The adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or results of operations since the Company's previous recognition and measurement policies regarding non-performing loans were consistent with the accounting requirements for impaired loans.

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

The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" effective January 1, 1996. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. The adoption of this accounting standard did not have a material effect on the Company's consolidated financial position, results of operation or liquidity.

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of stock option fair value. Therefore, as permitted, the Company will continue to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No.
123 had been applied.

Effective January 1, 1996, the Company adopted the American Institute of Certified Public Accountants Statement Of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met and also provides guidance with respect to the measurement of remediation liabilities. Such accounting is consistent with the Company's previous method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers portions of SFAS No. 125 to be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. These Statements are to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces primary EPS and fully diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders, by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 in 1997, accordingly, all prior-period earnings per share data presented in the accompanying consolidated financial statements has been restated to conform to the requirements of SFAS No. 128.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. It applies to all entities, public and nonpublic. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.

                 ACCOUNTING STANDARDS ISSUED BUT NOT YET EFFECTIVE

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that the adoption of SFAS 130 will have a material impact on the Company's financial position, results of operation, or liquidity.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 131 will have a material impact on the Company's financial position, results of operation, or liquidity.

                             COMMON STOCK AND DIVIDENDS

The Company had issued and outstanding 11,260,197 shares of $1.00 par value Common Stock held by approximately 1,721 holders of record at March 20, 1998. The book value of the stock at December 31, 1997 was $32.90 per share compared with $27.86 per share, adjusted for stock dividends, one year ago.

On August 28, 1995, the Common Stock began to trade on the OTC Bulletin Board under the trading symbol IBNC; however, trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. The Common Stock is not listed on any exchange. As of March 4, 1998, the Common Stock was listed on the Nasdaq National Market under the trading symbol IBOC. Some of the transactions in the Company's stock are handled privately; however, brokerage firms, acting independently of the Company, handle many of the transactions for buyers and sellers of the stock on a negotiated basis.

The following table sets forth the approximate high and low bid prices in the Company's Common Stock, adjusted for stock dividends during 1996 and 1997, as quoted on the OTC Bulletin Board, as recorded by local brokerage firms or from information in the Company's records for each of the quarters in the two year period ended December 31, 1997. Some of the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   HIGH       LOW
                                                   ----       ---
           1997:
                   First quarter                 $ 55.38   $ 48.00
                   Second quarter                  53.50     44.80
                   Third quarter                   64.00     50.50
                   Fourth quarter                  78.50     61.88

                                                   HIGH       LOW
                                                   ----       ---
           1996:
                   First quarter                 $ 32.80   $ 32.80
                   Second quarter                  32.00     29.60
                   Third quarter                   34.40     32.40
                   Fourth quarter                  40.00     37.60

The Company's Common Stock prices, because of the limited market, do not necessarily represent the actual fair market value during the above periods and, in the opinion of the Board of Directors, should not be relied upon as representative of such market value.

The Company in 1997 and 1996 paid a $4,426,000 and $3,507,000, or $0.50 per share respectively, special cash dividend to the shareholders. In addition, the Company has issued stock dividends during the last five year period as follows:

                             DATE                   STOCK DIVIDEND
                             ----                   --------------
                         May 20, 1993                    25 %
                         May 19, 1994                    25
                         May 19, 1995                    25
                         May 17, 1996                    25
                         May 15, 1997                    25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
International Bancshares Corporation:

We have audited the consolidated statements of condition of International Bancshares Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Bancshares Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                      /s/ KPMG PEAT MARWICK LLP


San Antonio, Texas
March 20, 1998

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Condition

                             December 31, 1997 and 1996

                               (Dollars in Thousands)

     ASSETS                                              1997           1996
                                                     -----------    -----------
Cash and due from banks ..........................   $   229,788    $   135,992
Federal funds sold ...............................         7,975         36,000
                                                     -----------    -----------
             Total cash and cash equivalents .....       237,763        171,992

Time deposits with banks .........................         1,587            198

Investment securities:
  Held to maturity
    (Market value of $2,705 on December 31, 1997
    and $2,840 on December 31, 1996) .............         2,710          2,848
  Available for sale
    (Amortized cost of $2,547,545 on December 31,
    1997 and $1,739,198 on December 31, 1996) ....     2,580,748      1,756,719
                                                     -----------    -----------
             Total investment securities .........     2,583,458      1,759,567
Loans:
   Commercial, financial and agricultural ........       792,124        719,151
   Lease financing receivables, net ..............         8,840          3,910
   Real estate - mortgage ........................       188,122        193,101
   Real estate - construction ....................        59,239         32,610
   Consumer ......................................       272,478        161,594
   Foreign .......................................       130,401        128,932
                                                     -----------    -----------
             Total loans .........................     1,451,204      1,239,298

   Less unearned discounts .......................        (6,508)        (3,303)
                                                     -----------    -----------
             Loans, net of unearned discounts ....     1,444,696      1,235,995

   Less allowance for possible loan losses .......       (24,516)       (21,036)
                                                     -----------    -----------
             Net loans ...........................     1,420,180      1,214,959
                                                     -----------    -----------
Bank premises and equipment, net .................       129,621         94,195
Accrued interest receivable ......................        31,271         22,913
Other assets .....................................       113,966         87,407
                                                     -----------    -----------
             Total assets ........................   $ 4,517,846    $ 3,351,231
                                                     ===========    ===========

                                                                   (Continued)

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                               (Dollars in Thousands)

     LIABILITIES AND SHAREHOLDERS' EQUITY                1997           1996
     ------------------------------------            -----------    -----------
Liabilities:
   Deposits:
     Demand - non-interest bearing ...............   $   450,537    $   346,162
     Savings and interest bearing demand .........       819,759        684,867
     Time ........................................     1,905,264      1,631,124
                                                     -----------    -----------
             Total deposits ......................     3,175,560      2,662,153

   Securities sold under repurchase agreements ...       478,409        148,483
   Other borrowed funds ..........................       490,000        239,000
   Other liabilities .............................        32,633         17,828
                                                     -----------    -----------
             Total liabilities ...................     4,176,602      3,067,464
                                                     -----------    -----------
Shareholders' equity:
   Common stock of $1.00 par value ...............
     Authorized 15,000,000 shares;
     issued 13,196,469 shares in 1997
     and 10,353,202 shares in 1996 ...............        13,196         10,353
   Surplus .......................................        19,012         11,935
   Retained earnings .............................       301,988        260,134
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes ................        21,582         11,388
                                                     -----------    -----------
                                                         355,778        293,810
   Less cost of shares in treasury,
     2,079,126 shares in 1997 and
     1,599,788 shares in 1996 ....................       (14,534)       (10,043)
                                                     -----------    -----------
             Total shareholders' equity ..........       341,244        283,767
                                                     -----------    -----------
             Total liabilities and
                shareholders' equity .............   $ 4,517,846    $ 3,351,231
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                          Consolidated Statements of Income

                    Years ended December 31, 1997, 1996 and 1995

                  (Dollars in Thousands, Except Per Share Amounts)

                                                  1997       1996        1995
                                                --------   --------   ---------
Interest income:
   Loans, including fees ....................   $127,348   $119,183   $ 124,411
   Time deposits with banks .................         47         53          43
   Federal funds sold .......................      1,120      1,540         991
   Investment securities:
     Taxable ................................    146,820     99,411      91,178
     Tax-exempt .............................         90      1,292       1,825
   Other ....................................        307        300         419
                                                --------   --------   ---------
             Total interest income ..........    275,732    221,779     218,867
                                                --------   --------   ---------
Interest expense:
   Savings and interest bearing demand
     deposits ...............................     22,152     18,390      16,741
   Time deposits ............................     89,413     69,717      62,078
   Federal funds purchased and securities
     sold under repurchase agreements .......     15,754     12,151      25,594
   Other borrowings .........................     18,052      7,114       7,948
                                                --------   --------   ---------
             Total interest expense .........    145,371    107,372     112,361
                                                --------   --------   ---------
             Net interest income ............    130,361    114,407     106,506

Provision for possible loan losses ..........      7,740      6,630       5,150
                                                --------   --------   ---------
             Net interest income after
                provision for possible
                loan losses .................    122,621    107,777     101,356
                                                --------   --------   ---------
Non-interest income:
   Service charges on deposit accounts ......     18,511     15,642      13,522
   Other service charges, commissions
     and fees ...............................      8,295      6,780       5,717
   Investment securities transactions, net ..        484         31          (2)
   Other income .............................      9,486      7,741       6,772
                                                --------   --------   ---------
             Total non-interest income ......     36,776     30,194      26,009
                                                --------   --------   ---------

                                                                    (Continued)

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    Years ended December 31, 1997, 1996 and 1995

                  (Dollars in Thousands, Except Per Share Amounts)

                                              1997         1996         1995
                                          -----------  -----------  -----------
Non-interest expense:
   Employee compensation and benefits ..       33,431       28,882       25,701
   Occupancy ...........................        6,258        5,336        5,105
   Depreciation of bank premises and
     equipment .........................        8,256        7,024        5,478
   Regulatory and deposit insurance fees        1,803        3,813        4,578
   Legal expense including settlements .        2,036        2,043        5,045
   Net cost of operations for other real
     estate owned ......................          161          308          558
   Lease asset expenses ................          931          931          471
   Stationary and supplies .............        3,026        2,479        2,176
   Other ...............................       29,843       22,641       19,877
                                          -----------  -----------  -----------
             Total non-interest expense        85,745       73,457       68,989
                                          -----------  -----------  -----------
             Income before income
                taxes ..................       73,652       64,514       58,376
Income taxes ...........................       24,771       20,164       18,315
                                          -----------  -----------  -----------
             Net income ................  $    48,881  $    44,350  $    40,061
                                          ===========  ===========  ===========
Basic earnings per common share:
   Net Income ..........................  $      4.79  $      4.40  $      4.02
                                          ===========  ===========  ===========
   Weighted average number of shares
     outstanding .......................   10,194,910   10,086,879    9,965,899
Diluted earnings per common share:
   Net Income ..........................  $      4.62  $      4.31  $      3.95
                                          ===========  ===========  ===========
   Weighted average number of shares
     outstanding .......................   10,569,990   10,298,981   10,152,144

          See accompanying notes to consolidated financial statements.

                     INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Shareholders' Equity

                         Years ended December 31, 1997, 1996 and 1995

                                    (Dollars in Thousands)

                                                                                             UNREALIZED GAIN (LOSS)
                                                                                                ON AVAILABLE
                                                   NUMBER      COMMON     RETAINED                FOR SALE    TREASURY
                                                  OF SHARES     STOCK     EARNINGS    SURPLUS    SECURITIES    STOCK        TOTAL
                                                   --------    --------    -------   ---------    --------    --------    ---------
Balances at January 1, 1995 ....................      6,466    $  6,466    $10,154   $ 185,685    $(16,611)   $ (7,158)   $ 178,536
 Net income ....................................       --          --         --        40,061        --          --         40,061
 Stock dividends:
    Shares issued ..............................      1,625       1,625       --        (1,625)       --          --           --
    Cash dividends .............................       --          --         --        (2,771)       --          --         (2,771)
 Purchase of treasury stock ....................       --          --         --          --          --          (624)        (624)
 Exercise of stock options .....................         69          69        483        --          --          --            552
 Net change in unrealized loss
    on available for sale
    securities, net of deferred
    income taxes ...............................       --          --         --          --        30,007        --         30,007
                                                   --------    --------    -------   ---------    --------    --------    ---------
Balances at December 31, 1995 ..................   $  8,160    $  8,160    $10,637   $ 221,350    $ 13,396    $ (7,782)   $ 245,761
   Net income ..................................       --          --         --        44,350        --          --         44,350
   Stock dividends:
     Shares issued .............................      2,059       2,059       --        (2,059)       --          --           --
     Cash dividends ............................       --          --         --        (3,507)       --          --         (3,507)
   Purchase of treasury stock ..................       --          --         --          --          --        (2,261)      (2,261)
   Exercise of stock options ...................        134         134        831        --          --          --            965
   Tax effect of non-qualified stock
      options exercised ........................       --          --          467        --          --          --            467
    Net change in unrealized gain
     on available for sale
     securities, net of deferred
     income taxes ..............................       --           --        --           --       (2,008)                  (2,008)
                                                   --------    --------    -------   ---------    --------    --------    ---------
Balances at December 31, 1996 ..................     10,353    $ 10,353    $11,935   $ 260,134    $ 11,388    $(10,043)   $ 283,767
   Net income ..................................       --          --         --        48,881        --          --         48,881
   Stock dividends:
      Shares issued ............................      2,601       2,601       --        (2,601)       --          --           --
      Cash dividends ...........................       --          --         --        (4,426)       --          --         (4,426)
  Purchase of treasury stock ...................       --          --         --          --          --        (4,491)      (4,491)
  Exercise of stock options ....................        176         176      1,602        --          --          --          1,778
  Sale of stock ................................         66          66      4,934        --          --          --          5,000
  Tax effect of  non-qualified stock
     options exercised .........................       --          --          541        --          --          --            541
  Net change in unrealized gain
     on available for sale
     securities, net of deferred
     income taxes ..............................       --          --         --          --        10,194        --         10,194
                                                   --------    --------    -------   ---------    --------    --------    ---------
Balances at December 31, 1997 ..................     13,196    $ 13,196    $19,012   $ 301,988    $ 21,582    $(14,534)   $ 341,244
                                                   ========    ========    =======   =========    ========    ========    =========

          See accompanying notes to consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                             (Dollars in Thousands)

                                                                                  1997                  1996                1995
                                                                              -----------           -----------           ---------
Operating activities:
  Net income .......................................................          $    48,881           $    44,350           $  40,061
  Adjustments to reconcile net income to net cash
provided by operating activities:
      Provision for possible loan losses ...........................                7,740                 6,630               5,150
      Recoveries on charged-off loans ..............................                  997                 1,116                 609
      Net profit of operations for other real
       estate owned ................................................                  161                   308                 558
      Lease asset expenses .........................................                  931                   931                 471
      Depreciation of bank premises and equipment ..................                8,256                 7,024               5,478
      Accretion of investment securities discounts .................               (1,445)               (1,382)             (1,736)
      Amortization of investment securities premiums ...............               10,017                 6,762              10,831
      Realized (gain) loss on investment securities
        transactions, net ..........................................                 (484)                  (31)                  2
      Gain on sale of bank premises and equipment ..................                  (51)                 (115)                (11)
      Increase in accrued interest receivable ......................               (7,145)                 (709)               (333)
      Increase in other liabilities ................................               12,676                 1,996               5,484
                                                                              -----------           -----------           ---------
           Net cash provided by operating activities ...............               80,534                66,880              66,564
                                                                              -----------           -----------           ---------
Investing activities:
  Cash acquired in purchase transactions ...........................              102,664               284,395               7,123
  Proceeds from maturities of securities ...........................                2,660                   582              30,154
  Proceeds from sales of available for sale
    securities .....................................................              229,287               441,151             154,506
  Purchases of available for sale securities .......................           (1,366,791)           (1,038,351)           (490,489)
  Principal collected on mortgage-backed securities ................              355,675               285,822             209,262
  Proceeds from matured time deposits with banks ...................                  198                 2,295                 297
  Purchases of time deposits with banks ............................                 (603)                 (693)             (1,602)
  Net increase in loans ............................................              (74,777)              (15,003)            (30,154)
  Net decrease (increase)in other assets ...........................                2,743                (6,829)             (2,909)
  Purchases of bank premises and equipment .........................              (24,626)              (16,068)            (11,582)
  Proceeds from sale of bank premises
    and equipment ..................................................                  101                   545                  48
                                                                              -----------           -----------           ---------
            Net cash used in investing activities ..................             (773,469)              (62,145)           (135,346)
                                                                              -----------           -----------           ---------

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996 and 1995

                             (Dollars in Thousands)

                                                                                 1997                   1996                 1995
                                                                              ---------            -----------            ---------
Financing activities:
  Net increase in non-interest bearing demand
    deposits ......................................................           $  57,137            $    27,831            $   3,486
  Net increase (decrease) in savings and
    interest bearing demand deposits ..............................              23,996                 58,604              (34,712)
  Net increase in time deposits ...................................             141,511                103,426               24,614
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements ...............             287,201               (314,119)             168,864
  Proceeds from issuance of other borrowed funds ..................             997,347              1,181,000               93,500
  Principal payments on other borrowed funds ......................            (746,347)            (1,008,500)            (150,500)
  Purchase of treasury stock ......................................              (4,491)                (2,261)                (624)
  Proceeds from stock transactions ................................               6,778                    965                  552
  Payment of cash dividends .......................................              (4,400)                (3,489)              (2,762)
  Payments of cash dividends in lieu of fractional
    shares ........................................................                 (26)                   (18)                  (9)
                                                                              ---------            -----------            ---------
           Net cash provided by financing activities ..............             758,706                 43,439              102,409
                                                                              ---------            -----------            ---------
           Increase in cash and cash equivalents ..................              65,771                 48,165               33,627

Cash and cash equivalents at beginning of year ....................             171,992                123,827               90,200
                                                                              ---------            -----------            ---------
Cash and cash equivalents at end of year ..........................           $ 237,763            $   171,992            $ 123,827
                                                                              =========            ===========            =========
Supplemental cash flow information:
  Interest paid ...................................................           $ 148,825            $   107,187            $ 114,685
  Income taxes paid ...............................................              23,815                 19,059               18,966

Supplemental schedule of noncash investing and
financing activities relating to various
  purchase transactions:
    Loans acquired ................................................           $ 140,112            $    22,177            $  37,043
    Investment securities and other assets acquired ...............              93,382                 22,442               54,087
    Deposit and other liabilities assumed .........................             336,158                329,014               98,253

          See accompanying notes to consolidated financial statements.

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of International Bancshares Corporation ("Corporation") and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Corporation and its wholly-owned bank subsidiaries, International Bank of Commerce, Laredo ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, and the Corporation's wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company and IBC Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its bank subsidiaries, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The primary markets of the Company are South and Southeast Texas. Each bank subsidiary is very active in facilitating international trade along the United States border with Mexico and elsewhere. Although the Company's loan portfolio is diversified, the ability of the Company's debtors to honor their contracts is primarily dependent upon the economic conditions in the Company's trade area. In addition, the investment portfolio is directly impacted by fluctuations in market interest rates. The Company and its bank subsidiaries are subject to the regulations of certain Federal agencies as well as the Texas Department of Banking and undergo periodic examinations by those regulatory authorities. Such agencies may require certain standards or impose certain limitations based on their judgements or changes in law and regulations.

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expenses for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for possible loan losses.

Per Share Data

All share and per share information has been restated giving retroactive effect to stock dividends distributed.

                                                                     (Continued)

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

INVESTMENT SECURITIES

The Company classifies debt and equity securities into one of these categories: held-to maturity, available-for-sale, or trading. Such classifications are reassessed for appropriate classification at each reporting date. Securities classified as "held-to-maturity" are carried at amortized cost for financial statement reporting, while securities classified as "available-for-sale" and "trading" are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available-for-sale" are excluded from net income and reported at a net amount as a separate component of shareholders' equity until realized.

Mortgage-backed securities held at December 31, 1997 and 1996 represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Premiums and discounts are amortized using the straight-line method over the contractual maturity of the loans adjusted for anticipated prepayments. Income recognized under the straight line method is not materially different from income that would be recognized under the level yield or "interest method". Mortgage-backed securities are either issued or guaranteed by the U.S. Government or its agencies. Market interest rate fluctuations can affect the prepayment speed of principal and the yield on the security.

UNEARNED DISCOUNTS

Consumer loans are frequently made on a discount basis. The amount of the discount is subsequently included in interest income ratably over the term of the related loans under the sum-of-the-digits (Rule of 78's) method. Income recognized under the sum-of-the-digits method is not materially different than income that would be recognized under the level yield or "interest method".

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate by management to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The provision for possible loan losses is the amount which, in the judgement of management, is necessary to establish the allowance for possible loan losses at a level that is adequate to absorb known and inherent risks in the loan portfolio.

Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's bank subsidiaries allowances for possible loan losses. Such agencies may require the Corporation's bank subsidiaries'

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

to recognize additions or reductions to their allowances based on their judgments of information available to them at the time of their examination.

Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

NON-ACCRUAL LOANS

The non-accrual loan policy of the Corporation's bank subsidiaries is to discontinue the accrual of interest on loans when management determines that it is probable that future interest accruals will be uncollectible. Interest income on non-accrual loans is recognized only to the extent payments are received or when, in management's opinion, the creditor's financial condition warrants reestablishment of interest accruals.

OTHER REAL ESTATE OWNED

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal). Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses if necessary. Any subsequent write-downs are charged against other non-interest expenses. Operating expenses of such properties and gains and losses on their disposition are included in other non-interest expenses.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the assets. Repairs and maintenance are charged to operations as incurred and expenditures for renewals and betterments are capitalized.

INCOME TAXES

The Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the asset and liability method and represents the change in the deferred income tax accounts during the year, including the effect of enacted tax rate changes.






                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

STOCK OPTIONS

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces primary EPS and fully diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders, by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 in 1997, accordingly, all prior-period earnings per share data presented in the accompanying consolidated financial statements has been restated to conform to the requirements of SFAS No. 128.

CAPITAL STRUCTURE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. It applies to all entities, public and nonpublic. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS No. 129 did not have a material effect or significantly alter the Company's consolidated financial statements.

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

ACQUISITIONS AND AMORTIZATION OF INTANGIBLES

Operations of companies acquired in purchase transactions are included in the consolidated statements of income from the respective dates of acquisition. The excess of the purchase price over net identifiable assets acquired (goodwill) and core deposit intangibles are included in other assets and are being amortized over varying remaining lives not exceeding 15 years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles which must be disposed. Long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

CONSOLIDATED STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Also, the Company reports transactions related to deposits with other financial institutions, customer time deposits and loans to customers on a net basis.

ENVIRONMENTAL REMEDIATION

Effective January 1, 1996, the Company adopted the American Institute of Certified Public Accountants Statement Of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met and also provides guidance with respect to the measurement of remediation liabilities. Such accounting is consistent with the Company's previous method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers portions of SFAS No. 125 to

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997. These Standards are to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of the Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that the adoption of SFAS 130 will have a material impact on the Company's financial position, results of operation, or liquidity.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 131 will have a material impact on the Company's financial position, results of operation, or liquidity.

(2)  ACQUISITIONS

Effective November 5, 1997, University Bank, Houston, Texas a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $250,978,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium of approximately $17,613,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.

                                                                     (Continued)

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

Effective March 7, 1997, IBC purchased certain assets and assumed certain liabilities of five branches of Bank of America Texas, N. A., Irving, Texas. IBC purchased loans of approximately $381,000 and assumed deposits of approximately $84,834,000 and received cash or other assets in the amount of approximately $84,799,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $3,705,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.

Effective November 21, 1996, IBC purchased certain assets and assumed certain liabilities of three branches of Home Savings of America F.S.B., Irwindale, California. IBC purchased loans of approximately $769,000 and assumed deposits of approximately $196,813,000 and received cash and other assets in the amount of approximately $196,081,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $9,670,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.

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

Effective September 8, 1995, Stone Oak National Bank, in San Antonio, Texas, a national banking association organized under the laws of the United States, was merged with and into IBC. At the date of closing, total assets acquired were approximately $18,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $1,387,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.

Effective February 1, 1995, The Bank of Corpus Christi, Corpus Christi, Texas a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $80,000,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $4,062,000 at such date. These assets are being amortized on a straight line basis over a fifteen year period.


                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) Investment Securities

The amortized cost and estimated market value by type of investment security at December 31, 1997 are as follows:

                                                     HELD TO MATURITY
                                 ----------------------------------------------------------
                                              GROSS        GROSS       ESTIMATED
                                 AMORTIZED  UNREALIZED   UNREALIZED     MARKET      CARRYING
                                   COST       GAINS       LOSSES         VALUE        VALUE
                                 -------      -----       ------         -----        -----
                                                   (Dollars in Thousands)
Obligations of states and
  political subdivisions ..      $  695        $--          $(5)         $  690       $  695
Other securities ..........       2,015         --           --           2,015        2,015
                                 ------        ---          ---          ------       ------

Total investment securities      $2,710        $--          $(5)         $2,705       $2,710
                                 ======        ===          ===          ======       ======

                                                         AVAILABLE FOR SALE
                                 --------------------------------------------------------------------
                                                  GROSS       GROSS        ESTIMATED
                                  AMORTIZED     UNREALIZED  UNREALIZED       MARKET        CARRYING
                                    COST          GAINS       LOSSES         VALUE           VALUE
                                 ----------      -------      ------       ----------      ----------
                                                   (Dollars in Thousands)

U.S. Treasury securities ..      $  201,906      $   218      $  (1)      $  202,123      $  202,123
Mortgage-backed securities        2,315,455       32,367       (100)       2,347,722       2,347,722
Obligations of states and
  political subdivisions ..             555            4        (40)             520             520
Equity securities .........          29,629          754       --             30,383          30,383
                                 ----------      -------      -----       ----------      ----------

Total investment securities      $2,547,545      $33,343      $(141)      $2,580,748      $2,580,748
                                 ==========      =======      =====       ==========      ==========

                                                                     (Continued)

                  INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                             HELD TO MATURITY          AVAILABLE FOR SALE
                                            ------------------      --------------------------
                                                       ESTIMATED                  ESTIMATED
                                           AMORTIZED    MARKET      AMORTIZED       MARKET
                                             COST       VALUE         COST           VALUE
                                            ------      ------      ----------      ----------
                                                        (Dollars in Thousands)
Due in one year or less ..............      $  200      $  200      $    2,148      $    2,147
Due after one year through five years        2,125       2,120           1,060           1,081
Due after five years through ten years         385         385         199,253         199,415
Mortgage-backed securities ...........        --          --         2,315,455       2,347,722
Equity securities ....................        --          --            29,629          30,383
                                            ------      ------      ----------      ----------
Total investment securities ..........      $2,710      $2,705      $2,547,545      $2,580,748
                                            ======      ======      ==========      ==========

The amortized cost and estimated market value by type of investment security at December 31, 1996 are as follows:

                                                     HELD TO MATURITY
                                  ----------------------------------------------------
                                             GROSS       GROSS     ESTIMATED
                                AMORTIZED  UNREALIZED  UNREALIZED   MARKET    CARRYING
                                  COST       GAINS      LOSSES      VALUE      VALUE
                                 ------      ------     ------     ---------  --------
                                                   (Dollars in Thousands)
Mortgage-backed securities       $  858      $ --        $(8)      $  850      $  858
Other securities ..........       1,990        --         --        1,990       1,990
                                 ------      ------      ---       ------      ------

Total investment securities      $2,848      $ --        $(8)      $2,840      $2,848
                                 ======      ======      ===       ======      ======

                                                         AVAILABLE FOR SALE
                                 ---------------------------------------------------------------------
                                                 GROSS        GROSS         ESTIMATED
                                 AMORTIZED     UNREALIZED   UNREALIZED       MARKET         CARRYING
                                   COST           GAINS       LOSSES          VALUE           VALUE
                                 ----------      -------      -------       ----------      ----------
                                             (Dollars in Thousands)

U.S. Treasury securities ..      $    4,942      $    78      $  --         $    5,020      $    5,020
Mortgage-backed securities        1,716,996       18,536       (1,048)       1,734,484       1,734,484
Obligations of states and
  political subdivisions ..           1,059            1          (46)           1,014           1,014
Equity securities .........          16,201         --           --             16,201          16,201
                                 ----------      -------      -------       ----------      ----------
Total investment securities      $1,739,198      $18,615      $(1,094)      $1,756,719      $1,756,719
                                 ==========      =======      =======       ==========      ==========

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae").

The amortized cost and fair market value of investment securities pledged to qualify for fiduciary powers and to secure public monies as required by law and for repurchase agreements was $1,486,262,000 and $1,506,894,000, respectively, at December 31, 1997.

Proceeds from the sale of securities available-for-sale were $229,287,000, $441,151,000 and $154,506,000 during 1997, 1996 and 1995, respectively. Gross gains of $619,000 and gross losses of $135,000 were realized in 1997 primarily from the sale of available-for-sale mortgage-backed securities. Gross gains and losses of $1,953,000 and $1,922,000 and $541,000 and $543,000 were realized in
1996 and 1995, respectively.

During 1995, the Company transfered certain securities from held-to-maturity to available-for-sale as allowed for under the Financial Accounting Standards Board's Special Report on the Implementation of Statement of Financial Accounting Standards No. 115. Effective November 30, 1995, securities with an amortized cost of $484,196,000 were reclassified from held-to-maturity to available-for-sale. The unrealized gain as of the date of the transfer was $4,366,000.

The Company maintains the required level of stock at the Federal Home Loan Bank of Dallas, Texas (the "FHLB"). The FHLB stock is included in equity securities and is recorded at cost and totaled $28,361,000 at December 31, 1997.

(4)  ALLOWANCE FOR POSSIBLE LOAN LOSSES

A summary of the transactions in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                           1997           1996           1995
                                         --------       --------       --------
                                                      (Dollars in Thousands)

Balance at January 1 ..............      $ 21,036       $ 18,455       $ 17,025
                                         --------       --------       --------
  Losses charged to allowance .....        (6,336)        (5,165)        (4,764)
  Recoveries credited to allowance            997          1,116            609
                                         --------       --------       --------
  Net losses charged to allowance .        (5,339)        (4,049)        (4,155)

  Provision charged to operations .         7,740          6,630          5,150
                                         --------       --------       --------
  Allowances acquired in purchase
    transactions ..................         1,079           --              435
                                         --------       --------       --------
Balance at December 31 ............      $ 24,516       $ 21,036       $ 18,455
                                         ========       ========       ========

                                                                     (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

Loans accounted for on a non-accrual basis at December 31, 1997, 1996 and 1995 amounted to $5,742,000, $4,425,000 and $6,233,000, respectively. The effect of such non-accrual loans reduced interest income by $602,000, $644,000 and $1,010,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans included (1) all non-accrual loans, (2) loans which are 90 days or more past due, unless they are well secured (i.e. the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and (3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

Impaired loans were $12,854,000 at December 31, 1997, $10,927,000 at December 31, 1996 and $14,287,000 at December 31, 1995. The average recorded investment in impaired loans during 1997, 1996, and 1995 was $12,507,000, $10,940,000 and
$14,100,000, respectively. The total allowance for possible loan losses related to these loans was $1,144,000, $972,000 and $782,000 at December 31, 1997, 1996
and 1995, respectively. Interest income on impaired loans of $777,000, $566,000 and $863,000 was recognized for cash payments received in 1997, 1996 and 1995, respectively.

Management of the Company recognizes the risks associated with these impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.

The bank subsidiaries charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a "loss" by bank examiners. Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. Generally, unsecured consumer loans are charged-off when 90 days past due.

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at December 31, 1997 was adequate to absorb possible losses from loans in the portfolio at that date.
                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment, by asset classification, at December 31, 1997 and 1996 follows:

                                                 Estimated
                                               useful lives     1997       1996
                                               ------------     ----       ----
                                                        (Dollars in Thousands)

Bank buildings and improvements ................ 5 - 40 years $ 91,971  $66,314
Less:  accumulated depreciation ................               (14,336) (12,044)
                                                              --------  -------
                                                                77,635   54,270

Furniture, equipment and vehicles .............. 1 - 20 years   60,408   46,374
Less:  accumulated depreciation ................               (32,693) (26,949)

                                                                27,715   19,425
                                                              --------  -------
Land ...........................................                22,944   19,122
                                                              --------  -------
Real estate held for future expansion:
Land, building, furniture,
  fixture and equipment ........................ 7 - 27 years    2,215    2,215
Less:  accumulated depreciation ................                  (888)    (837)
                                                              --------  -------
                                                                 1,327    1,378
                                                              --------  -------
                Bank premises and equipment, net             $ 129,621 $ 94,195
                                                             ========= ========

                                                                     (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

(6)  DEPOSITS
Deposits as of December 31, 1997 and 1996 and related interest expense for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                      1997         1996
                                                      ----         ----
                                                    (Dollars in Thousands)
Deposits:
   Demand - non-interest bearing
         Domestic ............................       $  388,851       $  294,746
         Foreign .............................           61,686           51,416
   Total demand non-interest
     bearing .................................          450,537          346,162
   Savings and interest bearing demand
         Domestic ............................          650,806          513,086
         Foreign .............................          168,953          171,781
                                                     ----------       ----------
   Total savings and interest
     bearing demand ..........................          819,759          684,867
                                                     ----------       ----------
   Time, certificates of deposit
      $100,000 or more
         Domestic ............................          446,038          323,601
         Foreign .............................          655,957          591,066
       Less than $100,000
         Domestic ............................          567,853          501,484
         Foreign .............................          235,416          214,973
                                                     ----------       ----------
   Total time, certificates
            of deposits ......................        1,905,264        1,631,124
                                                     ----------       ----------
   Total deposits ............................       $3,175,560       $2,662,153
                                                     ==========       ==========

                                                   1997       1996        1995
                                                 -------     -------     -------
                                                (Dollars in Thousands)
Interest Expense:
   Savings and interest bearing demand
          Domestic .........................     $17,559     $14,079     $12,341
          Foreign ..........................       4,593       4,311       4,400
                                                 -------     -------     -------
   Total savings and interest
     bearing demand ........................     $22,152     $18,390     $16,741
                                                 =======     =======     =======
   Time, certificates of deposit
     $100,000 or more
          Domestic .........................     $19,256     $14,193     $13,151
          Foreign ..........................      32,532      28,561      25,713
     Less than $100,000
          Domestic .........................      27,200      17,872      14,877
          Foreign ..........................      10,425       9,091       8,337
                                                 -------     -------     -------
   Total time, certificates of deposit .....     $89,413     $69,717     $62,078
                                                 =======     =======     =======

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company's bank subsidiaries have entered into repurchase agreements with the FHLB, the FNMA, FHLMC and individual customers of the bank subsidiaries. The purchasers have agreed to resell to the bank subsidiaries identical securities upon the maturities of the agreements. Securities sold under repurchase agreements were mortgage-backed book entry securities and averaged $301,511,000, $236,223,000 and $444,389,000 during 1997, 1996 and 1995, respectively, and the maximum amount outstanding at any month end during 1997, 1996 and 1995 was $540,370,000, $477,874,000 and $552,628,000, respectively.

Further information related to repurchase agreements (securities sold under agreements to repurchase) at December 31, 1997 and 1996 is set forth in the following table:

                                  COLLATERAL SECURITIES              REPURCHASE BORROWING
                            ---------------------------------   ----------------------------
                             BOOK VALUE OF    MARKET VALUE OF   BALANCE OF  WEIGHTED AVERAGE
                            SECURITIES SOLD   SECURITIES SOLD    LIABILITY    INTEREST RATE
                            ---------------   ---------------    ---------    -------------
                                            (Dollars in Thousands)
  December 31, 1997 Term:
  Overnight agreements ..      $ 54,648         $ 55,769         $ 30,355           5.28%
  1 to 29 days ..........       399,737          403,951          378,988           5.88%
  30 to 90 days .........        24,878           25,552           16,325           5.41%
  Over 90 days ..........        64,738           66,271           52,741           5.39%
                               --------         --------         --------           ----
  Total .................      $544,001         $551,543         $478,409           5.77%
                               ========         ========         ========           ====
  December 31, 1996 Term:
  Overnight agreements ..      $ 59,730         $ 76,028         $ 50,313           4.93%
  1 to 29 days ..........        43,520           43,791           22,154           4.92%
  30 to 90 days .........        32,943           33,430           23,526           5.15%
  Over 90 days ..........        55,938           57,122           52,490           5.23%
                               --------         --------         --------           ----
  Total .................      $192,131         $210,371         $148,483           5.07%
                               ========         ========         ========           ====

The book value and market value of securities sold includes the entire book value and market value of securities partially or fully pledged under repurchase agreements.

(8) OTHER BORROWED FUNDS

Other borrowed funds at December 31, 1997 and 1996 are $390,000,000 and $137,000,000, respectively, of short-term fixed borrowings with the Federal Home Loan Bank of Dallas at the market price offered at the time of funding. The weighted average interest rate on the short-term fixed borrowings outstanding at December 31, 1997 and 1996 was 5.91% and 5.55%, respectively, and the weighted average interest rate for the year 1997 and 1996 was 5.72% and 5.50%, respectively. The average daily balance on short-term fixed borrowings was $241,407,000 and $81,154,000 during 1997 and 1996, respectively, and the maximum

                                                                     (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

amount outstanding at any month end during 1997 and 1996 was $390,000,000 and $139,000,000, respectively.

The Company had two long-term certificates of indebtedness outstanding each in the amounts of $50,000,000 payable to the FHLB at a three month Libor floating rate minus fifteen basis points, at both December 31, 1997 and 1996. These certificates of indebtedness mature on June 7, 1998 and July 3, 1998 and the borrowings are secured by a blanket lien of $133,000,000 of 1-4 family first lien mortgage loans at both December 31, 1997 and 1996.

(9) EARNINGS PER SHARE

Basic EPS is calculated by dividing net income available to common shareholders, by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The calculation of the basic EPS and the diluted EPS at December 31, 1997, 1996, and 1995 is set forth in the following table:

                                            Income        Shares     Per-Share
                                         (Numerator)  (Denominator)    Amount
                                         -----------  -------------   --------
                                   (Dollars in Thousands, Except Per Share Amounts)
December 31, 1997:
Basic EPS
  Income available to common
    stockholders                           $ 48,881     10,194,910     $ 4.79

  Dilutive potential common shares                         375,080
                                           --------     ----------
Diluted EPS                                $ 48,881     10,569,990     $ 4.62
                                           ========     ==========
December 31, 1996:
Basic EPS
  Income available to common
    stockholders                           $ 44,350     10,086,879     $ 4.40

  Dilutive potential common shares                         212,102
                                           --------     ----------
Diluted EPS                                $ 44,350     10,298,981     $ 4.31
                                           ========     ==========
December 31, 1995:
Basic EPS
  Income available to common
    stockholders                           $ 40,061      9,965,899     $ 4.02

  Dilutive potential common shares                         186,245
                                           --------     ----------
Diluted EPS                                $ 40,061     10,152,144     $ 3.95
                                           ========     ==========

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10) EMPLOYEES' PROFIT SHARING PLAN

The Company has a deferred profit sharing plan for full-time employees with one year of continuous employment. The Company's annual contribution to the plan is based on a percentage, as determined by the Board of Directors, of income before income taxes, as defined, for the year. Allocation of the contribution among officers' and employees' accounts is based on length of service and amount of salary earned. Profit sharing costs of $1,161,000, $939,000 and $861,000 were charged to income for the years ended December 31, 1997, 1996, and 1995, respectively.

(11) INTERNATIONAL OPERATIONS

The Corporation provides international banking services for its customers through its bank subsidiaries. Neither the Corporation nor its bank subsidiaries have facilities located outside the United States. International operations are distinguished from domestic operations on the basis of the domicile of the customer.

Because the resources employed by the Company are common to both international and domestic operations, it is not practical to determine net income generated exclusively from international activities.

A summary of assets attributable to international operations at December 31, 1997 and 1996 are as follows:

                                                      1997          1996
                                                   ---------     ---------
                                                    (Dollars in Thousands)
Loans:
        Commercial ............................    $ 110,361     $ 107,452
        Others ................................       20,040        21,480
                                                   ---------     ---------
                                                     130,401       128,932
        Less allowance for possible loan losses       (1,184)       (1,101)
                                                   ---------     ---------
                 Net loans ....................    $ 129,217     $ 127,831
                                                   =========     =========
        Accrued interest receivable ...........    $   1,198     $   1,317
                                                   =========     =========

At December 31, 1997, the Company had $9,820,000 in outstanding international commercial letters of credit to facilitate trade activities. The letters of credit are issued primarily in conjunction with credit facilities which are available to various Mexican banks doing business with the Company.

Income directly attributable to international operations was $11,821,000, $10,331,000 and $9,447,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) INCOME TAXES

The Company files a consolidated U.S. Federal income tax return. The current and deferred portions of income tax expense (benefit) included in the consolidated statements of income are presented below for the years ended December 31:

                                              1997     1996      1995
                                            -------  -------  --------
                                              (Dollars in Thousands)
Current
   U.S ...................................  $23,565  $19,643  $ 19,271
   Foreign ...............................       67       80        22
   State .................................     --       --        --
                                            -------  -------  --------
            Total current taxes ..........   23,632   19,723    19,293

 Deferred ................................    1,139      441      (978)
                                            -------  -------  --------
            Total income taxes ...........  $24,771  $20,164  $ 18,315
                                            =======  =======  ========
Total income tax expense differs from the amount computed by applying the U.S. Federal income tax rate of 35% for 1997, 1996 and 1995 to income before income taxes. The reasons for the differences for the years ended December 31 are as follows:

                                                1997        1996        1995
                                              -------     --------     --------
                                                  (Dollars in Thousands)

Computed expected tax expense ..........      $25,846     $ 22,580     $ 20,424

Change in taxes resulting from:
   Tax-exempt interest income ............       (111)        (481)        (636)
   Lease financing .......................     (1,397)      (1,792)      (1,587)
   Other .................................        433         (143)         114
                                              -------     --------     --------
             Actual tax expense ........      $24,771     $ 20,164     $ 18,315
                                              =======     ========     ========

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are reflected below:
                                                           1997          1996
                                                         --------      --------
                                                         (Dollars in Thousands)
      Deferred tax assets:
       Loans receivable, principally due to the
         allowance for possible loan losses ........     $  8,147      $  7,290
       Other real estate owned .....................          512           533
       Accrued expenses ............................        1,181         1,076
       Other .......................................          475           582
                                                         --------      --------
       Total deferred tax assets ...................       10,315         9,481
                                                         --------      --------
      Deferred tax liabilities:
       Lease financing receivable ..................       (2,423)       (1,215)
       Bank premises and equipment, principally
         due to differences in depreciation ........       (2,078)       (2,032)
       Net unrealized gains on available for
         sale investment securities ................      (11,614)       (6,132)
       Purchase accounting adjustment ..............       (1,351)         --
       Other .......................................         (460)         (626)
                                                         --------      --------
       Total deferred tax liabilities ..............      (17,926)      (10,005)
                                                         --------      --------
                 Net deferred tax liability ........     $ (7,611)     $   (524)
                                                         ========      ========

The Company did not record a valuation allowance against deferred tax assets at December 31, 1997 and 1996 because management has concluded it is more likely than not the Company will have future taxable earnings in excess of the future tax deductions.

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) STOCK OPTIONS

On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan (the "1996 Plan"). The 1996 Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan (the "1987 Plan"). Under the 1987 Plan and the 1996 Plan both qualified incentive stock options ("ISOs") and nonqualified stock options ("NQSOs") may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. The following schedule summarizes the pertinent information (adjusted for stock distributions) with regard to stock options from January 1, 1995 through December 31, 1997 which were granted by the Company under the 1987 Plan or the 1996 Plan.

                                            OPTION PRICE      OPTIONS
                                             PER SHARE      OUTSTANDING
                                             ---------      -----------
      Balance at January 1, 1995                              616,045
            Terminated                    $ 3.33 - 6.83        (2,737)
            Granted                            24.58          244,191
            Exercised                       3.33 - 6.83       (67,779)
                                                               ------
      Balance at December 31, 1995                            789,720
            Terminated                    $ 8.54 - 26.18      (25,676)
            Granted                        30.40 - 37.20        2,500
            Exercised                       4.28 - 24.58     (134,013)
                                                              -------
      Balance at December 31, 1996                            632,531
            Terminated                    $ 6.01 - 46.40      (13,897)
            Granted                        46.40 - 65.00      354,031
            Exercised                       6.01 - 24.60     (176,424)
                                                              -------
      Balance at December 31, 1997                            796,241
                                                              =======

At December 31, 1997 and 1996, 274,861 and 247,683 options were exercisable, respectively, and as of December 31, 1997, 112,218 shares were available for future grants under the 1996 Plan. All options granted under the 1987 Plan and the 1996 Plan had an option price of not less than the fair market value of the Company's common stock at the date of grant and a vesting period of five years.

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 1997:

                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                           -------------------            ------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-                WEIGHTED-
                      NUMBER     REMAINING     AVERAGE     NUMBER       AVERAGE
     RANGE OF      OUTSTANDING  CONTRACTUAL   EXERCISE  EXERCISABLE    EXERCISE
  EXERCISE PRICES  AT 12/31/97     LIFE         PRICE   AT 12/31/97     PRICE
  ---------------  -----------     ----         -----   -----------     -----
$ 6.56 -  8.20        176,515     .70 years   $ 6.87     176,515       $ 6.87
 12.79 - 16.83         13,179    1.90 years    14.02       8,661        14.02
     26.12              5,858    2.11 years    26.12       3,513        26.12
     24.58            244,191    3.50 years    24.58      85,672        24.58
 30.40 - 37.20          2,500    3.80 years    33.80         500        33.80
 46.40 - 65.00        353,998    5.46 years    47.59        -           47.59
                      -------                            -------
$ 6.56 - 65.00        796,241                            274,861
                      =======                            =======

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The fair values of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          1997      1996      1995
                                          ----      ----      ----
           Expected life (years)            6         6         6
           Interest rate                  6.62%     6.53%     6.09%
           Volatility                    30.08%    41.00%    41.00%

                                                                     (Continued)

                   INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements

The following schedule shows total net income as reported and the pro forma results:

                                                1997         1996         1995
                                                ----         ----         ----
      Net income              As reported    $ 48,881     $ 44,350     $ 40,061
                              Pro forma        47,014       43,476       39,480

      Basic earnings          As reported    $   4.79     $   4.40     $   4.02
                              Pro forma          4.61         4.31         3.96

      Diluted earnings        As reported    $   4.62     $   4.31     $   3.95
                              Pro forma          4.45         4.22         3.89

The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $16,000,000 of stock. In the past, the Board has increased previous caps once they were met, but there are no assurances that an increase of the $16,000,000 cap will occur in the future.

(14) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company has determined, based on discussions with its counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material. However, many of these matters are in various stages of proceedings and further developments could cause Management to revise its assessment of these matters.

The Company leases portions of its banking premises and equipment under operating leases. Total rental expense for the years ended December 31, 1997, 1996 and 1995 and noncancellable lease commitments at December 31, 1997 were not significant.

Cash of approximately $58,710,000 and $40,621,000 at December 31, 1997 and 1996, respectively, was maintained to satisfy regulatory reserve requirements.

The American Institute of Certified Public Accountants issued Statement Of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by the Company on January 1, 1996 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met.

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's previous method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

(15) TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of business, the Corporation and its subsidiaries make loans to directors and executive officers of the Corporation and the bank subsidiaries, including their affiliates, families and companies in which they are principal owners. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amounts receivable from such related parties amounted to approximately $96,401,000 and $80,342,000 at December 31, 1997 and 1996,
respectively. During 1997, $126,363,000 of new loans were made and repayments totaled $110,303,000. On May 21, 1996, IBC sold approximately 417.67 acres of land in Travis County, Texas, to IBC Partners, Ltd., a Texas real estate partnership owned by certain shareholders of the Company for an approximate aggregate appraised value of $400,000.

(16) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the bank subsidiaries are party to financial instruments with off-balance sheet risk to meet the financing needs of their customers. These financial instruments include commitments to their customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the bank subsidiaries have in particular classes of financial instruments. At December 31, 1997, the following financial instruments, whose contract amounts represent credit risks, were outstanding:

                  Commitments to extend credit           $ 346,381,000
                  Credit card lines                        473,371,000
                  Letters of credit                         39,298,000

The bank subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the above financial instruments is represented by the contractual amounts of the instruments. The bank subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The bank subsidiaries control the credit risk of these transactions through credit approvals, limits and monitoring procedures. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates normally less than one year or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not

                                                                     (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

necessarily represent future cash requirements. The bank subsidiaries evaluate each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiary banks upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include residential and commercial real estate, bank certificates of deposit, accounts receivable and inventory.

Letters of credit are written conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The bank subsidiaries make commercial, real estate and consumer loans to customers principally located in Webb, Bexar, Hidalgo, Cameron, Starr and Zapata counties in South Texas as well as Matagorda, Brazoria, Galveston, Fort Bend, Calhoun, and Harris counties in Southeast Texas. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in these areas, especially in the real estate and commercial business sectors.

To date, the Company has not experienced a material adverse impact related to the 1994 devaluation of the peso in Mexico. Although the economic conditions have improved in Mexico, the Company will continue to monitor Mexico's economic progress.

(17) DIVIDEND RESTRICTIONS AND CAPITAL REQUIREMENTS

Bank regulatory agencies limit the amount of dividends which the bank subsidiaries can pay the Corporation, through IBC Subsidiary Corporation, without obtaining prior approval from such agencies. At December 31, 1997, the aggregate amount legally available to be distributed to the Corporation from bank subsidiaries as dividends was approximately $55,701,000, assuming that each subsidiary bank continues to be classified as "well capitalized" pursuant to the applicable regulations. The restricted capital of the bank subsidiaries was approximately $241,187,000. The undivided profits of the bank subsidiaries was $121,015,000. In addition to legal requirements, regulatory authorities also consider the adequacy of the bank subsidiaries' total capital in relation to their deposits and other factors. These capital adequacy considerations also limit amounts available for payment of dividends. The Corporation historically has not allowed any subsidiary bank to pay dividends in such a manner as to impair its capital adequacy.

The Corporation and the bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's

                                   (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Corporation and the bank subsidiaries met all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized all the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Corporation and the bank subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the categorization of the Corporation or any of the bank subsidiaries as well capitalized.

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The Corporation's and the bank subsidiaries' actual capital amounts and ratios for 1997 are also presented in the table.

                                                                                                                   TO BE WELL
                                                                                                                 CAPITALIZED UNDER
                                                                                              FOR CAPITAL       PROMPT CORRECTIVE
                                                                          ACTUAL          ADEQUACY  PURPOSES    ACTION PROVISIONS
                                                                     ---------------    ---------------------   -------------------
                                                                     AMOUNT    RATIO      AMOUNT      RATIO     AMOUNT       RATIO
                                                                     ------    -----    ----------    -----     ------       -----
                                                                                        (GREATER    (GREATER   (GREATER    (GREATER
                                                                                         THAN OR     THAN OR    THAN OR    THAN OR
                                                                                         EQUAL TO)   EQUAL TO) EQUAL TO)   EQUAL TO)
                                                                                         ---------   --------- ---------   ---------
                                                                                             (Dollars in thousands)
As of December 31, 1997:
Total Capital (to Risk Weighted Assets):
   Consolidated .............................................     $296,235     15.20%     $155,898      8.00%    $194,872     10.00%
   International Bank of Commerce, Laredo ...................      201,776     12.10       133,378      8.00      166,722     10.00
   International Bank of Commerce, Brownsville ..............       25,305     17.07        11,862      8.00       14,827     10.00
   International Bank of Commerce, Zapata ...................       12,548     32.62         3,077      8.00        3,847     10.00
   Commerce Bank ............................................       15,949     24.09         5,296      8.00        6,620     10.00

Tier 1 Capital (to Risk Weighted Assets):

   Consolidated .............................................     $271,874     13.95%     $ 77,949      4.00%    $116,923      6.00%
   International Bank of Commerce, Laredo ...................      180,926     10.85        66,689      4.00      100,033      6.00
   International Bank of Commerce, Brownsville ..............       23,946     16.15         5,931      4.00        8,896      6.00
   International Bank of Commerce, Zapata ...................       12,067     31.37         1,539      4.00        2,308      6.00
   Commerce Bank ............................................       15,119     22.84         2,648      4.00        3,972      6.00

Tier 1 Capital (to Average Assets):

   Consolidated .............................................     $271,874      6.41%     $169,560      4.00%    $211,950      5.00%
   International Bank of Commerce, Laredo ...................      180,926      5.15       140,431      4.00      175,539      5.00
   International Bank of Commerce, Brownsville ..............       23,946      6.17        15,523      4.00       19,404      5.00
   International Bank of Commerce, Zapata ...................       12,067     10.06         4,798      4.00        5,997      5.00
   Commerce Bank ............................................       15,119     10.19         5,933      4.00        7,417      5.00

                                                                     (Continued)

                 INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

The Corporation's and the bank subsidiaries' actual capital amounts and ratios for 1996 are also presented in the table.

                                                                                              FOR CAPITAL       PROMPT CORRECTIVE
                                                                          ACTUAL          ADEQUACY  PURPOSES    ACTION PROVISIONS
                                                                     -----------------    -------------------    -------------------
                                                                     AMOUNT    RATIO      AMOUNT      RATIO     AMOUNT       RATIO
                                                                     ------    -----      ------      -----     ------       -----
                                                                                        (GREATER    (GREATER   (GREATER    (GREATER
                                                                                         THAN OR     THAN OR    THAN OR    THAN OR
                                                                                         EQUAL TO)   EQUAL TO) EQUAL TO)   EQUAL TO)
                                                                                         ---------   --------- ---------   ---------
                                                                                             (Dollars in thousands)
As of December 31, 1996:
Total Capital (to Risk Weighted Assets):
   Consolidated .............................................     $262,413     17.27%     $121,547      8.00%    $151,933     10.00%
   International Bank of Commerce, Laredo ...................      189,462     14.49       104,591      8.00      130,739     10.00
   International Bank of Commerce, Brownsville ..............       20,429     16.69         9,794      8.00       12,243     10.00
   International Bank of Commerce, Zapata ...................       11,094     33.14         2,678      8.00        3,348     10.00
   Commerce Bank ............................................       13,384     22.76         4,705      8.00        5,881     10.00

Tier 1 Capital (to Risk Weighted Assets):
   Consolidated .............................................     $243,396     16.02%     $ 60,773      4.00%    $ 91,160      6.00%
   International Bank of Commerce, Laredo ...................      173,099     13.24        52,295      4.00       78,443      6.00
   International Bank of Commerce, Brownsville ..............       19,174     15.66         4,897      4.00        7,346      6.00
   International Bank of Commerce, Zapata ...................       10,675     31.89         1,339      4.00        2,009      6.00
   Commerce Bank ............................................       12,646     21.50         2,352      4.00        3,529      6.00

Tier 1 Capital (to Average Assets):
   Consolidated .............................................     $243,396      7.80%     $124,761      4.00%    $155,951      5.00%
   International Bank of Commerce, Laredo ...................      173,099      6.79       101,979      4.00      127,474      5.00
   International Bank of Commerce, Brownsville ..............       19,174      5.70        13,449      4.00       16,811      5.00
   International Bank of Commerce, Zapata ...................       10,675      9.97         4,282      4.00        5,353      5.00
   Commerce Bank ............................................       12,646      9.47         5,342      4.00        6,678      5.00

                                                                     (Continued)

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value estimates, methods, and assumptions for the Company's financial instruments at December 31, 1997 and 1996 are outlined below.

                   Cash, Due From Banks and Federal Funds Sold

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                            Time Deposits with Banks

As the contract interest rates are comparable to current market rates, the carrying amount approximates fair market value.

                              Investment Securities

For investment securities, which include U. S. Treasury securities, obligations of other U. S. government agencies, obligations of states and political subdivisions and mortgage pass through and related securities, fair values are based on quoted market prices or dealer quotes. Fair values are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. See disclosures of fair value of investment securities in Note 3.

                                      Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate and consumer loans as outlined by regulatory reporting guidelines. Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates the fair value. For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.

Fair value for significant non-performing loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgementally determined using available market and specific borrower information. As of December 31, 1997 and 1996, the carrying amount of net loans was a reasonable estimate of the fair value.

                                                                     (Continued)

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                    Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on currently offered rates. As of December 31, 1997 and 1996, the carrying amount of time deposits was a reasonable estimate of the fair value.

    Federal Funds Purchased and Securities Sold Under Repurchase Agreements,
                   Other Borrowed Funds and Subordinated Debt

Due to the contractual terms of these financial instruments, the carrying amounts approximated fair value at December 31, 1997 and 1996.

               Commitments to Extend Credit and Letters of Credit

For commitments to extend credit and letters of credit, the carrying amount is based on the notional amount of the agreements and fair value is based on the discounted value of fees charged.

Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the bank premises and equipment and core deposit value. In addition, the tax ramifications related to the effect of fair value estimates have not been considered in the above estimates.



                                                                     (Continued)

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(19) International Bancshares Corporation (Parent Company Only)
Financial Information

                             Statements of Condition

                              (Parent Company Only)

                           December 31, 1997 and 1996

                             (Dollars in Thousands)


  ASSETS                                                 1997            1996
                                                      ---------       ---------
Cash ...........................................      $     350       $     336
Repurchase agreements ..........................          7,500            --
Other investments ..............................          2,021             375
Notes receivable ...............................         57,209          67,401
Investment in subsidiaries .....................        251,002         199,108
Other assets ...................................         23,393          18,581
                                                      ---------       ---------
         Total assets ..........................        341,475         285,801
                                                      =========       =========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable ...............................           --             2,000
   Other liabilities ...........................            231              34
                                                      ---------       ---------
         Total liabilities .....................            231           2,034

Shareholders' equity:
   Common stock ................................         13,196          10,353
   Surplus .....................................         19,012          11,935
   Retained earnings ...........................        301,988         260,134
   Net unrealized holding gains on
     available for sale securities,
     net of deferred income taxes ..............         21,582          11,388
                                                      ---------       ---------
                                                        355,778         293,810

   Less cost of shares in treasury .............        (14,534)        (10,043)
                                                      ---------       ---------
         Total shareholders' equity ............        341,244         283,767
                                                      ---------       ---------
         Total liabilities and
            shareholders' equity ...............      $ 341,475       $ 285,801
                                                      =========       =========

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                              Statements of Income

                              (Parent Company Only)

                  Years ended December 31, 1997, 1996 and 1995

                             (Dollars in Thousands)

                                                     1997       1996       1995
                                                   -------    -------    -------
Income:
   Dividends from subsidiaries ................    $17,035    $ 7,250    $13,332
   Interest income on notes receivable ........      6,134      6,944      7,218
   Interest income on time deposits
      with banks ..............................         36         15         11
   Other interest income ......................        307        299        419
   Other ......................................      4,517      4,603      3,368
                                                   -------    -------    -------
            Total income ......................     28,029     19,111     24,348
                                                   -------    -------    -------
Expenses:
   Interest expense on notes payable ..........        142        158        255
   Other ......................................        380        338        271
                                                   -------    -------    -------
            Total expenses ....................        522        496        526
                                                   -------    -------    -------
            Income before federal income
               taxes and equity in
               undistributed net income
               of subsidiaries ................     27,507     18,615     23,822

Federal income tax expense ....................      1,785      1,847      1,302
                                                   -------    -------    -------
            Income before equity
               in undistributed net
               income of subsidiaries .........     25,722     16,768     22,520
Equity in undistributed net income
   of subsidiaries ............................     23,159     27,582     17,541
                                                   -------    -------    -------
            Net income ........................    $48,881    $44,350    $40,061
                                                   =======    =======    =======

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            Statements of Cash Flows
                              (Parent Company Only)
                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in Thousands)

                                                       1997        1996        1995
                                                    --------    --------    --------
Operating activities:
  Net income ....................................   $ 48,881    $ 44,350    $ 40,061
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of other real estate .........       (113)       --          --
      Increase (decrease) in other liabilities ..        197        (340)        284
      Equity in undistributed net income of
        subsidiaries ............................    (23,159)    (27,582)    (17,541)
                                                    --------    --------    --------
        Net cash provided by operating activities     25,806      16,428      22,804
                                                    --------    --------    --------
Investing activities:
  Contributions to subsidiaries .................    (18,656)    (15,625)    (10,161)
  Repayment from subsidiaries ...................        166        --          --
  Purchase of time deposits with banks ..........     (2,900)       --          (728)
  Proceeds from time deposits with banks ........      2,900        --         1,328
  Purchase of repurchase agreement with banks ...     (7,500)       --          --
  Purchase of available for sale other securities     (1,156)       (375)       --
  Net decrease (increase) in notes receivable ...     10,192       8,677      (6,125)
  Increase in other assets ......................     (5,364)     (3,617)     (3,197)
  Proceeds from sale of other real estate .......        665        --          --
                                                    --------    --------    --------
        Net cash used in investing activities ...    (21,653)    (10,940)    (18,883)
                                                    --------    --------    --------
Financing activities:
  Proceeds from issuance of other borrowed funds       6,333        --          --
  Principal payments on notes payable ...........     (8,333)       (500)     (1,000)
  Proceeds from stock transactions ..............      6,778         965         552
  Payments of cash dividends ....................     (4,400)     (3,489)     (2,762)
  Payments of cash dividends in lieu of
    fractional shares ...........................        (26)        (18)         (9)
  Purchase of treasury stock ....................     (4,491)     (2,261)       (624)
                                                    --------    --------    --------
        Net cash used in finan ing activities ...     (4,139)     (5,303)     (3,843)
                                                    --------    --------    --------
        Increase in cash and cash equivalents ...         14         185          78

Cash at beginning of year .......................        336         151          73

Cash at end of year .............................   $    350    $    336    $  1,151
                                                    ========    ========    ========
Supplemental cash flow information:
  Interest paid .................................   $    131    $    117    $    239

                      INTERNATIONAL BANCSHARES CORPORATION

                             OFFICERS AND DIRECTORS

         OFFICERS                                DIRECTORS
         --------                                ---------
         DENNIS E. NIXON                         DENNIS E. NIXON
         Chairman of the Board and President     President
                                                 International Bank of Commerce
         ROY JENNINGS, JR.
         Vice Chairman of the Board              ROY JENNINGS, JR.
                                                 Investments
         ALBERTO SANTOS
         Secretary of the Board                  ALBERTO SANTOS
                                                 Investments
         R. DAVID GUERRA                         Chairman of the Board
         Vice President                          International Bank of Commerce

         LEONARDO SALINAS                        LEONARDO SALINAS
         Vice President                          Senior Executive Vice President
                                                 International Bank of Commerce
         RICHARD CAPPS
         Vice President                          LESTER AVIGAEL
                                                 Retail Merchant
         EDUARDO J. FARIAS
         Vice President                          IRVING GREENBLUM
                                                 Retail Merchant
         ARNOLDO CISNEROS
         Treasurer                               RICHARD E. HAYNES
                                                 Attorney at Law; Real
         WILLIAM J. CUELLAR                      Estate Investments
         Auditor
                                                 SIOMA NEIMAN
         LUISA D. BENAVIDES                      An International Entrepreneur
         Secretary
                                                 R. DAVID GUERRA
         IMELDA NAVARRO                          President
         Assistant Treasurer                     International Bank of Commerce
                                                 Branch in McAllen, Texas
         AMELIA A. BENAVIDES
         Assistant Secretary                     ANTONIO R. SANCHEZ, JR.
                                                 Chairman of the Board of
                                                 Sanchez O'Brien Oil & Gas
                                                 Corporation; Investments

                                                 PEGGY J. NEWMAN
                                                 Investments