Form 10-Q
period 1998-03-31
INTERNATIONAL BANCSHARES CORP
filed 1998-05-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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

                                   (Zip Code)

                                 (956) 722-7611
              (Registrant's telephone number, including area code)

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

Common Stock, $1.00 par value                   11,300,859 shares outstanding at
                                                           May 5, 1998

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Condition (Unaudited)
                             (Dollars in Thousands)

                                                      March 31,    December 31,
           ASSETS                                       1998           1997
           ------                                     ----------    -----------


Cash and due from banks ..........................   $   161,236    $   229,788

Federal funds sold ...............................        11,100          7,975
                                                     -----------    -----------
             Total cash and cash equivalents .....       172,336        237,763

Time deposits with banks .........................           779          1,587

Investment securities:
  Held to maturity
    (Market value of $2,579 on March 31, 1998
    and $2,705 on December 31, 1997) .............         2,584          2,710
  Available for sale
    (Amortized cost of $2,620,011 on March 31,
    1998 and $2,547,545 on December 31, 1997) ....     2,650,283      2,580,748
                                                     -----------    -----------

             Total investment securities .........     2,652,867      2,583,458

Loans:
   Commercial, financial and agricultural ........       782,427        800,964
   Real estate - mortgage ........................       193,229        188,122
   Real estate - construction ....................        62,922         59,239
   Consumer ......................................       267,274        272,478
   Foreign .......................................       139,457        130,401
                                                     -----------    -----------

             Total loans .........................     1,445,309      1,451,204

   Less unearned discounts .......................        (6,977)        (6,508)
                                                     -----------    -----------

             Loans, net of unearned discounts ....     1,438,332      1,444,696

   Less allowance for possible loan losses .......       (25,138)       (24,516)
                                                     -----------    -----------

             Net loans ...........................     1,413,194      1,420,180
                                                     -----------    -----------

Bank premises and equipment, net .................       132,050        129,621
Accrued interest receivable ......................        30,188         31,271
Intangible assets ................................        48,691         49,692
Other assets .....................................        49,970         64,274
                                                     -----------    -----------

             Total assets ........................   $ 4,500,075    $ 4,517,846
                                                     -----------    -----------


                                                                    (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                      March 31,    December 31,
                                                        1998           1997
                                                      ----------    -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Liabilities:
   Deposits:
     Demand - non-interest bearing .............    $   447,536     $   450,537
     Savings and interest bearing demand .......        859,570         819,759
     Time ......................................      1,982,646       1,905,264
                                                    -----------     -----------

             Total deposits ....................      3,289,752       3,175,560

   Federal funds purchased and securities
     sold under repurchase agreements ..........        349,799         478,409
   Other borrowed funds ........................        466,000         490,000
   Other liabilities ...........................         40,832          32,633
                                                    -----------     -----------

             Total liabilities .................      4,146,383       4,176,602
                                                    -----------     -----------


Shareholders' equity:

   Common stock of $1.00 par value .............
     Authorized 15,000,000 shares;
     issued 13,351,760 shares in 1998
     and 13,196,469 shares in 1997 .............         13,352          13,196
   Surplus .....................................         20,148          19,012
   Retained earnings ...........................        315,586         301,988
   Accumulated other comprehensive income ......         19,677          21,582
                                                    -----------     -----------

                                                        368,763         355,778

     Less cost of shares in treasury,
     2,086,135 shares in 1998 and
     2,079,126 shares in 1997 ..................        (15,071)        (14,534)
                                                    -----------     -----------

             Total shareholders' equity ........        353,692         341,244
                                                    -----------     -----------


             Total liabilities and
                shareholders' equity ...........    $ 4,500,075     $ 4,517,846
                                                    ===========     -----------


See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)

                  (Dollars in Thousands, except per share data)

                                                             Three Months Ended
                                                                  MARCH 31,
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
Interest income:
   Loans, including fees .............................      $34,976      $30,046
   Time deposits with banks ..........................           28            3
   Federal funds sold ................................          498          420
   Investment securities:

     Taxable .........................................       42,788       31,413
     Tax-exempt ......................................           19           25
   Other interest income .............................          120           76
                                                            -------      -------

          Total interest income ......................       78,429       61,983
                                                            -------      -------
Interest expense:
   Savings deposits ..................................        6,567        5,132
   Time deposits .....................................       25,134       20,618
   Federal funds purchased and securities
    sold under repurchase agreements .................        6,192        1,706
   Other borrowings ..................................        4,866        3,336
                                                            -------      -------

             Total interest expense ..................       42,759       30,792
                                                            -------      -------

             Net interest income .....................       35,670       31,191

Provision for possible loan losses ...................        2,126        1,998
                                                            -------      -------

             Net interest income after
                provision for possible
                loan losses ..........................       33,544       29,193
                                                            -------      -------

Non-interest income:
   Service charges on deposit accounts ...............        4,874        4,188
   Other service charges, commissions
     and fees ........................................        2,397        2,023
   Investment securities transactions ................          403          161
   Net profit of operations for other
     real estate owned ...............................          110            4
   Other income ......................................        2,784        2,253
                                                            -------      -------

             Total non-interest income ...............       10,568        8,629
                                                            -------      -------

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    (Dollars in Thousands, except per share data)

                                                          Three Months Ended

                                                               MARCH 31,
                                                      --------------------------
                                                             1998           1997
                                                      -----------    -----------

Non-interest expense:
   Employee compensation and benefits ............          9,709          7,826
   Occupancy .....................................          1,617          1,136
   Depreciation of premises and equipment ........          2,401          1,885
   Professional fees .............................            880            841
   Stationary and supplies .......................            909            592
   Amortization of intangible assets .............            993            657
   Other .........................................          7,508          5,876
                                                      -----------    -----------

             Total non-interest expense ..........         24,017         18,813
                                                      -----------    -----------

             Income before income taxes ..........         20,095         19,009

Income taxes .....................................          6,497          6,341
                                                      -----------    -----------

             Net Income ..........................    $    13,598    $    12,668
                                                      ===========    ===========


Basic earnings per common share:

   Net Income ....................................    $      1.21    $      1.16

   Weighted average number of shares
     outstanding .................................     11,231,041     10,952,694

Diluted earnings per common share:

   Net Income ....................................    $      1.18    $      1.13

   Weighted average number of shares
     outstanding .................................     11,568,765     11,202,256



See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           Consolidated Statement of Comprehensive Income (Unaudited)

                             (Dollars in Thousands)

                                                          Three Months Ended

                                                               MARCH 31,
                                                        --------------------

                                                          1998          1997
                                                          ----          ----

Net Income                                          $   13,598     $  12,668
                                                        ------        ------

Other comprehensive income, net of tax:

   Unrealized holding gains on securities arising
      during period, net of reclassification
      adjustment for gains included in net income       (1,905)       (7,875)
                                                         -----         -----

Comprehensive income                                $   11,693     $   4,793
                                                        ======         =====


See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                             Three Months Ended

                                                                  MARCH 31,
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
Operating activities:

  Net Income ...........................................  $  13,598   $  12,668

  Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for possible loan losses ...............      2,126       1,998
      Recoveries on charged-off loans ..................        439         296
      Net profit of operations for other real

        estate owned ...................................       (110)         (4)
      Depreciation of bank premises and equipment ......      2,401       1,885
      Accretion of investment securities discounts .....       (960)       (252)
      Amortization of investment securities premiums ...      3,436       2,117
      Realized gain on investment securities
        transactions, net ..............................       (403)       (161)
      Gain on sale of bank premises and equipment ......        (35)       --
      Decrease (increase) in accrued interest
        receivable .....................................      1,083        (902)
      Increase in other liabilities ....................      8,199       7,223
                                                          ---------   ---------

           Net cash provided by operating activities ...     29,774      24,868
                                                          ---------   ---------

Investing activities:

  Cash acquired in purchase transaction ................       --        80,501
  Proceeds from maturities of securities ...............        425         660
  Proceeds from sales of available
    for sale securities ................................    169,859      80,441
  Purchases of available for sale securities ...........   (447,960)   (256,843)
  Principal collected on mortgage-backed securities ....    192,668      68,403
  Proceeds from matured time deposits with banks .......        993        --
  Purchases of time deposits with banks ................       (185)       --
  Net decrease in loans ................................      4,421      14,708
  Net decrease in other assets .........................     27,036      10,984
  Purchase of bank premises and equipment ..............     (4,877)     (7,370)
  Proceeds from sale of bank premises and equipment ....         82        --
                                                          ---------   ---------

           Net cash used in investing activities .......    (57,538)     (8,516)
                                                          ---------   ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                            Three Months Ended

                                                                 MARCH 31,
                                                             -----------------
                                                             1998         1997
                                                             ----         ----

Financing activities:

  Net (decrease) increase in non-interest bearing
    demand deposits ..................................      (3,001)      11,342
  Net increase (decrease) in savings and interest
    bearing demand deposits ..........................      39,811       (3,767)
  Net increase (decrease) in time deposits ...........      77,382       (1,001)
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements ......    (128,610)     (12,294)
  Proceeds from issuance of other borrowed funds .....     406,000      251,333
  Principal payments on other borrowed funds .........    (430,000)    (287,000)
  Purchase of treasury stock .........................        (537)        (205)
  Proceeds from stock transactions ...................       1,292          403
                                                         ---------    ---------

           Net cash used in financing activities .....     (37,663)     (41,189)
                                                         ---------    ---------

           Decrease in cash and cash equivalents .....     (65,427)     (24,837)

  Cash and cash equivalents
    at beginning of year .............................     237,763      171,992
                                                         ---------    ---------
  Cash and cash equivalents
    at end of period .................................   $ 172,336    $ 147,155
                                                         =========    =========


Supplemental cash flow information:

    Interest paid ....................................   $  44,654    $  32,573
    Income taxes paid ................................        --            250


Supplemental schedule of noncash investing and
    financing activities relating to the purchase
    transaction:
      Loans acquired .................................   $    --      $     381
      Other assets acquired ..........................        --          4,298
      Deposits and other liabilities assumed .........        --         85,180



See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

Note 1 - Basis of Presentation

        The accounting and reporting policies of International Bancshares Corporation ("Corporation") and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce, Laredo ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation's wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company and IBC Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 which is effective for fiscal years beginning after December 15, 1997 has been adopted in the financial statements for the quarter ended March 31, 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. No.131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim financial statements in the initial year of its application. Thus, SFAS No. 131 will be effective for the Company's 1998 annual financial statements.

Note 2 - Investment Securities

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

        A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                      March 31,        March 31,
                                                        1998             1997
                                                      --------          ------
                                                        (Dollars in Thousands)

        U. S. Treasury and federal agencies

               Held to maturity                       $      -          $      -
       Available for sale ......................       2,565,585       1,828,736
States and political subdivisions
       Held to maturity ........................             569             698
       Available for sale ......................             552             541
Other
       Held to maturity ........................           2,015           1,990
       Available for sale ......................          84,146          19,230
                                                      ----------      ----------

       Total investment securities .............      $2,652,867      $1,851,195
                                                      ==========      ==========

Note 3 - Allowance for Possible Loan Losses

        A summary of the transactions in the
allowance for possible loan losses is as follows:

                                                        March 31,      March 31,
                                                          1998           1997
                                                        --------       --------
                                                        (Dollars in Thousands)

Balance at January 1 .............................      $ 24,516       $ 21,036

       Losses charged to allowance ...............        (1,943)          (895)
       Recoveries credited to allowance ..........           439            296
                                                        --------       --------

       Net losses charged to allowance ...........        (1,504)          (599)

       Provisions charged to operations ..........         2,126          1,998
                                                        --------       --------

Balance at March 31 ..............................      $ 25,138       $ 22,435
                                                        ========       ========

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

        Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the three month period of both 1998 and 1997 was not material to the Company's consolidated financial position.

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

        While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at March 31, 1998, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 4 - Stock and Cash Dividends

        All per share data presented has been restated to reflect the stock split effected through a stock dividend which became effective May 15, 1997 which resulted in the issuance of 2,601,071 shares of Common Stock. A special cash dividend of a $.50 per share was paid to holders of record of Common Stock on April 15, 1997. A special cash dividend of $.50 per share and a 25% stock split effected through a stock dividend was declared on April 2, 1998 for all holders of Common Stock of record on April 2, 1998 and May 22, 1998, respectively, and said dividends to be made payable on April 20, 1998 and June 12, 1998, respectively. However, the stock dividend is subject to the approval by the shareholders at the Annual Meeting to be held on May 21, 1998 of a proposal to increase the authorized shares of common stock of the Company.

        The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $16,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $16,000,000 cap will occur in the future. As of March 31, 1998, the Company had repurchased shares in the cumulative total amount of $15,071,000.

        On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 468,750 with 127,217 shares remaining available for the issuance of options under the new Plan. The 279,035 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of March 31, 1998, options to acquire 279,035 and 341,533 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

Note 5 - Legal Proceedings

        The Company and its bank subsidiaries are involved in certain legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the financial condition or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Net income for the first quarter of 1998 was $13,598,000 or $1.21 per share basic ($1.18 per share - diluted) compared to $12,668,000 or $1.16 per share - basic ($1.13 per share - diluted) in the corresponding 1997 period.

        Total assets at March 31, 1998, were $4,500,075,000 which represents a 32% increase over total assets of $3,407,238,000 at March 31, 1997 and a .39% decrease from total assets of $4,517,846,000 as of December 31, 1997. Deposits at March 31, 1998 were $3,289,752,000 which represents an increase of 19% over the $2,753,561,000 amount reported at March 31, 1997, and an increase of 4% over the $3,175,560,000 reported at December 31, 1997. Total loans at March 31, 1998 increased 18% to $1,445,309,000 from $1,224,165,000 reported at March 31, 1997, and decreased .41% from the $1,451,204,000 reported at December 31, 1997. The slight decrease in total loans in the first quarter of 1998 is primarily attributable to heightened competition for loans in the Company's market area resulting in loan pricing by certain competitors which management believes is not commensurate with the risk associated with making such loans. The result of which has been a minor reduction of the Company's market penetration for loans. The slight decrease in total assets during the first quarter of 1998 can be attributed in part to the contraction of the Company's earning asset base caused by a decline in the Company's wholesale liabilities, repurchase agreements and short term fixed borrowings. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") decreased to $661,000,000 at March 31, 1998, from the $855,000,000 at December 31, 1997.

        As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 1998 increased $4,479,000 (14%) over the same period in 1997.

        Investment securities increased 43% to $2,652,867,000 at March 31, 1998, from $1,851,195,000 at March 31, 1997. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax. Time deposits with other banks at March 31, 1998 increased 293% to $779,000 from $198,000 at March 31, 1997. Total federal funds sold decreased 45% to $11,100,000 for the first quarter of 1998 as compared to $20,000,000 for the first quarter of 1997.

        Interest and fees on loans for the three month period in 1998 increased $4,930,000 (16%) compared to the same period in 1997. Interest income on taxable and tax exempt investment securities for the first quarter in 1998 increased $11,369,000

(36%) over the same quarter in 1997. Interest income on time deposits with banks for the first quarter in 1998 increased $25,000 (833%) from the same quarter in 1997. Interest income on federal funds sold for the first quarter in 1998 increased $78,000 (19%) over the same quarter in 1997. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 1998 increased $16,446,000 (27%) from the same quarter in 1997. The increase in total interest income was primarily due to income derived from the investment securities portfolio.

        Total interest expense for savings deposits, time deposits and other borrowings increased $11,967,000 (39%) for the first quarter of 1998 from the same quarter in 1997. The increase in total interest expense was primarily due to higher interest rates and larger volume partially attributable to acquisitions. As a result, net interest income for the first quarter of 1998 increased $4,479,000 or 14% over the same period in 1997. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

        Non-interest income increased $1,939,000 (22%) to $10,568,000 in the first quarter of 1998 as compared to $8,629,000 for the quarter ended March 31, 1997. The increases in non-interest income were primarily due to the increase in service charges. The increase in service charges is attributable to the amount of account transaction fees received as a result of deposit growth and increased collection efforts.

        Non-interest expense increased $5,204,000 (28%) to $24,017,000 for the first quarter of 1998 as compared to $18,813,000 for the quarter ended March 31, 1997. The increase in non-interest expense was largely due to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

        The allowance for possible loan losses increased 12% to $25,138,000 at the end of the first quarter of 1998 from $22,435,000 for the corresponding date in 1997. The provision for possible loan losses charged to expense increased 6% to $2,126,000 for the quarter ended March 31, 1998 from $1,998,000 from the same quarter in 1997. Increases in the allowance for possible loan losses were largely due to Management's belief that conservative allowance allocations should be maintained in a period when the business cycle is deemed to be mature. The allowance for possible loan losses was 1.75% of March 31, 1998 loans, net of unearned income, compared to 1.84% at March 31, 1997 and 1.70% at December 31, 1997.

        At March 31, 1998, the Company had $4,500,075,000 of consolidated assets of which approximately $141,337,000 or 3% were related to loans outstanding to borrowers domiciled in Mexico. Of the $141,337,000, 80% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 17% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

        The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant although a declining portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 1998 and 1997 have been wholesale liabilities with, FHLB, FNMA, FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

        During the first quarter of 1998, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1997.

        Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter in 1998 and expects to continue to fund during 1998 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

        The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At March 31, 1998, shareholders' equity was $353,692,000 compared to $288,758,000 at March 31, 1997, an increase of
$64,934,000 or 22%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 6.60% and 6.41%, risk-weighted Tier 1 capital ratio of 14.39% and 13.95% and risk-weighted total capital ratio of 15.64% and 15.20% at March 31, 1998 and December 31, 1997, respectively. The core deposit intangibles and goodwill of $46,899,000 at March 31, 1998, booked in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 1998 is illustrated in the table on page 15. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

        The Company undertakes the interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability sensitive during the early time periods and asset sensitive in the longer periods. The Company's Asset and Liability Committee semi-annually reviews the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position. The Company uses modeling of future events as a primary tool for monitoring interest rate risk.

                                      INTEREST RATE SENSITIVITY

                                       (Dollars in Thousands)

                                        RATE/MATURITY   RATE/MATURITY   RATE/MATURITY   RATE/MATURITY
     March 31, 1998                        3 MONTHS     OVER 3 MONTHS    OVER 1 YEAR                      TOTAL
     (Dollars in Thousands)                OR LESS        TO 1 YEAR       TO 5 YEARS    OVER 5 YEARS
     ===========================================================================================================
     SECTION A
     -----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FED FUNDS SOLD                           11,100           -              -              -            11,100
     DUE FROM BANK INT EARNING                   339            341             99           -               779
     INVESTMENT SECURITIES                   149,070        297,040      1,707,684        499,073      2,652,867
     LOANS, NET OF NON-ACCRUALS            1,024,614        126,640        186,339        100,907      1,438,500
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                  1,185,123        424,021      1,894,122        599,980      4,103,246
     -----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS             1,185,123      1,609,144      3,503,266      4,103,246
     ===========================================================================================================
     SECTION B
     -----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                           898,711        997,843         85,831            261      1,982,646
     OTHER INT BEARING DEPOSITS              859,570           -              -              -           859,570
     FED FUNDS PURCHASED & REPOS             332,024         17,775           -              -           349,799
     OTHER BORROWINGS                        466,000           -              -              -           466,000
     -----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES    2,556,305      1,015,618         85,831            261      3,658,015
     -----------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES      2,556,305      3,571,923      3,657,754      3,658,015
     ===========================================================================================================
     SECTION C
     -----------------------------------------------------------------------------------------------------------
     REPRICING GAP                        (1,371,182)      (591,597)     1,808,291        599,719        445,231
     CUMULATIVE REPRICING GAP             (1,371,182)    (1,962,779)      (154,488)       445,231
     RATIO OF INTEREST-SENSITIVE                .46            .42          22.07            -             1.12
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-             .46            .45            .96           1.12
        SENSITIVE ASSETS TO LIABILITIES
     ===========================================================================================================


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

FORWARD LOOKING INFORMATION

        Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and project," as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

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

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company will be held May 21, 1998 for the following purposes: 1) To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; 2) To approve the appointment of independent auditors for the 1998 fiscal year; 3) To consider and vote upon a proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company; and 4) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended March 31, 1998.

(b) Registrant filed a current report on Form 8-K dated April 23, 1998, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend and a stock dividend by the Company.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION

Date:  MAY  13, 1998            /s/ DENNIS E. NIXON
       -------------            --------------------
                                Dennis E. Nixon
                                President

Date:  MAY  13, 1998            /s/ ARNOLDO CISNEROS
       -------------            --------------------
                                Arnoldo Cisneros
                                Secretary-Treasurer (Chief Accounting Officer)