Form 10-Q
period 1998-06-30
INTERNATIONAL BANCSHARES CORP
filed 1998-08-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended JUNE 30, 1998

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

           CLASS                            SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value              14,166,386 shares outstanding at
                                                   August 5, 1998

                           PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Condition (Unaudited)

                             (Dollars in Thousands)

                                                      June 30,      December 31,
           ASSETS                                       1998           1997
                                                     -----------   -------------
Cash and due from banks ..........................   $   138,933    $   229,788

Federal funds sold ...............................        10,000          7,975
                                                     -----------    -----------

             Total cash and cash equivalents .....       148,933        237,763

Time deposits with banks .........................           977          1,587

Investment securities:
  Held to maturity
    (Market value of $2,530 on June 30, 1998
     and $2,705 on December 31, 1997) ............         2,534          2,710
  Available for sale
    (Amortized cost of $2,741,634 on June 30,
     1998 and $2,547,545 on December 31, 1997) ...     2,766,091      2,580,748
                                                     -----------    -----------

             Total investment securities .........     2,768,625      2,583,458

Loans:
   Commercial, financial and agricultural ........       814,569        800,964
   Real estate - mortgage ........................       202,441        188,122
   Real estate - construction ....................        72,299         59,239
   Consumer ......................................       258,411        272,478
   Foreign .......................................       139,936        130,401
                                                     -----------    -----------

             Total loans .........................     1,487,656      1,451,204

   Less unearned discounts .......................        (8,012)        (6,508)
                                                     -----------    -----------

             Loans, net of unearned discounts ....     1,479,644      1,444,696

   Less allowance for possible loan losses .......       (26,120)       (24,516)
                                                     -----------    -----------

             Net loans ...........................     1,453,524      1,420,180
                                                     -----------    -----------

Bank premises and equipment, net .................       134,792        129,621
Accrued interest receivable ......................        29,012         31,271
Intangible assets ................................        47,699         49,692
Other assets .....................................        57,651         64,274
                                                     -----------    -----------

             Total assets ........................   $ 4,641,213    $ 4,517,846
                                                     -----------    -----------

                                                                    (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)



                                                      June 30,     December 31,
                                                        1998           1997
                                                    -----------     -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing .............    $   312,938     $   450,537
     Savings and interest bearing demand .......        976,135         819,759
     Time ......................................      1,970,321       1,905,264
                                                    -----------     -----------

             Total deposits ....................      3,259,394       3,175,560

   Federal funds purchased and securities
     sold under repurchase agreements ..........        155,148         478,409
   Other borrowed funds ........................        834,000         490,000
   Other liabilities ...........................         34,874          32,633
                                                    -----------     -----------

             Total liabilities .................      4,283,416       4,176,602
                                                    -----------     -----------
Shareholders' equity:

   Common stock of $1.00 par value .............
     Authorized 40,000,000 shares;
     issued 16,764,279 shares in 1998
     and 13,196,469 shares in 1997 .............         16,764          13,196
   Surplus .....................................         20,945          19,012
   Retained earnings ...........................        319,355         301,988
   Accumulated other comprehensive income ......         15,897          21,582
                                                    -----------     -----------

                                                        372,961         355,778
     Less cost of shares in treasury,
     2,609,125 shares in 1998 and
     2,079,126 shares in 1997 ..................        (15,164)        (14,534)
                                                    -----------     -----------

             Total shareholders' equity ........        357,797         341,244
                                                    -----------     -----------

             Total liabilities and
                shareholders' equity ...........    $ 4,641,213     $ 4,517,846
                                                    ===========     -----------

See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)

                  (Dollars in Thousands, except per share data)

                                            Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                            ------------------   -------------------
                                              1998     1997        1998      1997
                                            -------   -------   --------   --------
Interest income:
   Loans, including fees ................   $35,643   $30,984   $ 70,619   $ 61,030
   Time deposits with banks .............        21         6         49          9
   Federal funds sold ...................       388       216        886        636
   Investment securities:
     Taxable ............................    42,644    33,936     85,432     65,349
     Tax-exempt .........................        21        21         40         46
   Other interest income ................        56        78        176        154
                                            -------   -------   --------   --------

          Total interest income .........    78,773    65,241    157,202    127,224
                                            -------   -------   --------   --------

Interest expense:
   Savings deposits .....................     6,507     5,398     13,074     10,530
   Time deposits ........................    25,687    21,697     50,821     42,315
   Federal funds purchased and securities
    sold under repurchase agreements ....     2,612     2,143      8,804      3,849
   Other borrowings .....................     8,442     3,902     13,308      7,238
                                            -------   -------   --------   --------

             Total interest expense .....    43,248    33,140     86,007     63,932
                                            -------   -------   --------   --------

             Net interest income ........    35,525    32,101     71,195     63,292

Provision for possible loan losses ......     2,077     1,980      4,203      3,978
                                            -------   -------   --------   --------

             Net interest income after
                provision for possible
                loan losses .............    33,448    30,121     66,992     59,314
                                            -------   -------   --------   --------

Non-interest income:
   Service charges on deposit accounts ..     5,339     4,547     10,213      8,735
   Other service charges, commissions
     and fees ...........................     2,337     2,006      4,734      4,029
   Investment securities transactions ...     1,300      --        1,703        161
   Other income .........................     1,753     1,499      4,647      3,756
                                            -------   -------   --------   --------

             Total non-interest income ..    10,729     8,052     21,297     16,681
                                            -------   -------   --------   --------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (Dollars in Thousands, except per share data)

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                 1998           1997          1998         1997
                                            -----------   -----------   -----------   -----------
Non-interest expense:
   Employee compensation and benefits ...         9,999         8,147        19,708        15,973
   Occupancy ............................         1,908         1,551         3,525         2,687
   Depreciation of premises and equipment         2,669         2,015         5,070         3,900
   Professional fees ....................           936           919         1,816         1,760
   Stationary and supplies ..............           750           716         1,659         1,308
   Amortization of intangible assets ....           992           697         1,985         1,354
   Other ................................         7,783         6,954        15,291        12,830
                                            -----------   -----------   -----------   -----------

             Total non-interest expense .        25,037        20,999        49,054        39,812
                                            -----------   -----------   -----------   -----------

             Income before income taxes .        19,140        17,174        39,235        36,183

Income taxes ............................         6,338         5,825        12,835        12,166
                                            -----------   -----------   -----------   -----------

             Net Income .................   $    12,802   $    11,349   $    26,400   $    24,017
                                            -----------   -----------   -----------   -----------

Basic earnings per common:

   Net Income ...........................   $      1.02   $       .91   $      2.22   $      2.05

   Weighted average number of shares
     outstanding ........................    12,548,908    12,423,682    11,893,615    11,692,252

Diluted earnings per common share:

   Net Income ...........................   $       .99   $       .88   $      2.15   $      1.98

   Weighted average number of shares
     outstanding ........................    12,963,606    12,895,615    12,269,826    12,112,278

See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           Consolidated Statement of Comprehensive Income (Unaudited)

                             (Dollars in Thousands)

                                            Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                            -------------------   --------------------
                                               1998       1997      1998        1997
                                            --------    -------   --------    --------
Net Income ..............................   $ 12,802    $11,349   $ 26,400    $ 24,017
                                            --------    -------   --------    --------

Other comprehensive income, net of tax:

   Unrealized holding gains on securities
       arising during period, net of
       reclassification adjustment for
       gains included in net income .....     (3,780)     7,486     (5,685)       (389)
                                            --------    -------   --------    --------

Comprehensive income ....................   $  9,022    $18,835   $ 20,715    $ 23,628
                                            ========    =======   ========    ========

   See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)


                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                            1998         1997
                                                          --------     --------
Operating activities:

  Net Income .......................................   $    26,400    $  24,017

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ...........         4,203        3,978
      Recoveries on charged-off loans ..............           902          417
      Net (profit) cost of operations for other
        real estate owned ..........................           (28)          97
      Depreciation of bank premises and equipment ..         5,070        3,900
      Accretion of investment securities discounts .        (3,591)        (503)
      Amortization of investment securities premiums         6,841        4,441
      Realized gain on investment securities
        transactions, net ..........................        (1,703)        (161)
      Gain on sale of bank premises and equipment ..           (56)        --
      Decrease (increase) in accrued interest
        receivable .................................         2,259       (2,796)
      Increase in other liabilities ................         2,241        2,811
                                                       -----------    ---------

           Net cash provided by operating activities        42,538       36,201
                                                       -----------    ---------

Investing activities:

  Cash acquired in purchase transaction ............          --         80,501
  Proceeds from maturities of securities ...........           975          660
  Proceeds from sales of available
    for sale securities ............................       385,729       80,441
  Purchases of available for sale securities .......    (1,054,741)    (588,958)
  Principal collected on mortgage-backed securities        464,017      136,373
  Proceeds from matured time deposits with banks ...         1,092          198
  Purchases of time deposits with banks ............          (482)        (396)
  Net increase in loans ............................       (38,449)     (27,083)
  Net decrease in other assets .....................        20,265        8,872
  Purchase of bank premises and equipment ..........       (10,463)     (12,176)
  Proceeds from sale of bank premises and equipment            278         --
                                                       -----------    ---------

           Net cash used in investing activities ...      (231,779)    (321,568)
                                                       -----------    ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)


                                                             Six Months Ended
                                                                  June 30,
                                                         -----------------------
                                                            1998          1997
                                                         ----------    ---------
Financing activities:

  Net (decrease) increase in non-interest
    bearing demand deposits ........................   $  (137,599)   $   8,830
  Net increase in savings and interest bearing
    demand deposits ................................       156,376        1,084
  Net increase in time deposits ....................        65,057       33,074
  Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements       (323,261)     137,716
  Proceeds from issuance of other borrowed funds ...     1,276,000      541,347
  Principal payments on other borrowed funds .......      (932,000)    (450,347)
  Purchase of treasury stock .......................          (630)        (874)
  Proceeds from stock transactions .................         2,151          806
  Payments of cash dividends .......................        (5,642)      (4,400)
  Payments of cash dividends in lieu of
    fractional shares ..............................           (41)         (26)
                                                       -----------    ---------

           Net cash provided by financing activities       100,411      267,210
                                                       -----------    ---------

           Decrease in cash and cash equivalents ...       (88,830)     (18,157)

  Cash and cash equivalents
    at beginning of year ...........................       237,763      171,992
                                                       -----------    ---------
  Cash and cash equivalents
    at end of period ...............................   $   148,933    $ 153,835
                                                       ===========    =========


Supplemental cash flow information:
    Interest paid ..................................   $    88,729    $  66,505
    Income taxes paid ..............................        12,834       14,121

Supplemental schedule of noncash investing
    and financing activities relating to
    the purchase transaction:
      Loans acquired ...............................   $      --      $     381
      Other assets acquired ........................          --          4,298
      Deposits and other liabilities assumed .......          --         85,180


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

      All per share data presented has been restated to reflect the stock splits effected through stock dividends.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company as of January 1, 1998.

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

Note 2 - Investment Securities

      The Company classifies debt and equity securities into one of three categories: held-to maturity, available-for-sale, or trading. Such classifications are reassessed for appropriate classification at each reporting date. Securities classified as "held- to-maturity" are carried at amortized cost for financial statement reporting, while securities classified as "available-for-sale" and "trading" are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available-for-sale" are excluded from net income and reported at a net amount as a separate component of shareholders' equity until realized.

      A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

                                                 June 30,      December 31,
                                                   1998            1997
                                                ----------    -------------
                                                   (Dollars in Thousands)
      U. S. Treasury and federal agencies
            Held to maturity ...............    $     --         $     --
            Available for sale .............     2,606,421        2,549,845
      States and political subdivisions
            Held to maturity ...............           519              695
            Available for sale .............         1,018              520
      Other
            Held to maturity ...............         2,015            2,015
            Available for sale .............       158,652           30,383
                                                ----------       ----------

            Total investment securities ....    $2,768,625       $2,583,458
                                                ==========       ==========

      The Company may invest in collateralized mortgage obligations and structured notes. At June 30, 1998 the Company did not have outstanding investments in these type of securities. However, at June 30, 1997 such investments in the portfolio were not significant to the financial position of the Company.

Note 3 - Allowance for Possible Loan Losses

      A summary of the transactions in the allowance for possible loan losses is as follows:
                                                   June 30,       June 30,
                                                    1998           1997
                                                  ---------      ----------
                                                   (Dollars in Thousands)

      Balance at January 1 ......................  $ 24,516        $ 21,036

            Losses charged to allowance .........    (3,501)         (2,406)
            Recoveries credited to allowance ....       902             417
                                                   --------        --------

            Net losses charged to allowance .....    (2,599)         (1,989)

            Provisions charged to operations ....     4,203           3,978
                                                   --------        --------

      Balance at June 30 ........................  $ 26,120        $ 23,025
                                                   ========        ========

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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. Impaired loans at June 30, 1998 and December 31, 1997 were not significant to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 1998, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 4 - Stock and Cash Dividends

      Cash dividends of $.50 per share were declared on April 1, 1997 and April 2, 1998 for all shareholders of record of Common Stock and were paid on April 15, 1997 and April 20, 1998. Stock split-ups of 25% effective through stock dividends were declared on April 1, 1997 and April 2, 1998 for all holders of Common Stock of record on May 15, 1997 and May 22, 1998 and said dividends were paid on June 9, 1997 and June 12, 1998. Such stock dividends resulted in the issuance of 2,601,071 and 3,349,777 shares of Common Stock in 1997 and 1998, respectively.

      The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $16,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $16,000,000 cap will occur in the future. As of June 30, 1998 the Company had repurchased shares in the cumulative total amount of $15,164,000.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 583,125 with 159,021 shares remaining available for the issuance of options under the new Plan. The 277,323 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of June 30, 1998, options to acquire 277,323 and 424,104 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the second quarter of 1998 was $12,802,000 or $1.02 per share basic ($.99 per share - diluted) compared to $11,349,000 or $.91 per share
- basic ($.88 per share - diluted) in the corresponding 1997 period.

      Total assets at June 30, 1998 were $4,641,213,000 which represents a 24% increase over total assets of $3,730,060,000 at June 30, 1997 and a 3% increase over total assets of $4,517,846,000 as of December 31, 1997. Deposits at June 30, 1998 were $3,259,394,000 an increase of 17% over the $2,789,975,000 amount reported at June 30, 1997, and an increase of 3% over the $3,175,560,000 amount reported at December 31, 1997. Total loans at June 30, 1998 increased 18% to $1,487,656,000 over $1,264,778,000 reported at June 30, 1997 and increased 3%
over the $1,451,204,000 amount reported at December 31, 1997. The increase in assets and deposits during the first six months in 1998 was caused by growth in the Company's expanded market branch system. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") decreased to $834,000,000 at June 30, 1998, from $855,000,000 at December 31, 1997, which funds are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the second quarter of 1998 increased $3,424,000 (11%) over the same period in 1997.

      Investment securities increased 31% to $2,768,625,000 at June 30, 1998 over $2,120,753,000 at June 30, 1997. Time deposits with other banks at June 30, 1998 increased to $977,000 from $396,000 at June 30, 1997. Total federal funds sold increased (150%) to $10,000,000 at June 30, 1998 as compared to $4,000,000 at June 30, 1997.

      Interest and fees on loans for the second quarter in 1998 increased $4,659,000 (15%) over the same quarter in 1997 and increased $9,589,000 (16%)
for the six month period ended June 30, 1998 as compared to the same period in 1997. Interest income on taxable and tax exempt investment securities for the second quarter in 1998 increased $8,708,000 (26%) over the same quarter in 1997 and increased $20,077,000 (31%) for the six month period ended June 30, 1998 as compared to the same period in 1997. Interest income on time deposits with banks for the second quarter in 1998 increased $15,000 (250%) over the same quarter in 1997 and increased $40,000 (444%) for the six month period ended June 30, 1998 as compared to the same period in 1997. Interest income on federal funds sold for the second quarter in 1998 increased $172,000 (80%) over the same quarter in 1997 and increased $250,000 (39%) for the six month period ended June

30, 1998 as compared to the same period in 1997. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 1998 increased $13,532,000 (21%) over the same quarter in 1997 and increased $29,978,000 (24%) for the six month period ended June 30, 1998 as compared to the same period in 1997. The increase in total interest income was primarily due to income derived from the investment securities portfolio.

      Total interest expense for savings deposit, time deposits and other borrowings increased $10,108,000 (31%) for the second quarter of 1998 over the same quarter in 1997 and increased $22,075,000 (35%) for the six month period ended June 30, 1998 over the same period in 1997. The increase in total interest expense was primarily due to higher interest rates and larger volume primarily attributable to acquisitions. As a result, net interest income for the second quarter of 1998 increased $3,424,000 (11%) over the same period in 1997 and increased $7,903,000 (12%) for the six month period ended June 30, 1998 over the corresponding period in 1997. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $2,677,000 (33%) to $10,729,000 in the second quarter of 1998 as compared to $8,052,000 for the quarter ended June 30, 1997 and increased $4,616,000 (28%) to $21,297,000 for the six month period ended June 30, 1998 as compared to $16,681,000 for the six months ended June 30, 1997. The increase is primarily due to the investment securities gains of $1,703,000 recorded in the first six months of 1998 compared to $161,000 for the same period in 1997. The increase in service charges is attributable to the amount of account transaction fees received as a result of the deposit growth and increased collection efforts.

      Non-interest expense increased $4,038,000 (19%) to $25,037,000 for the second quarter of 1998 as compared to $20,999,000 for the quarter ended June 30, 1997 and increased $9,242,000 (23%) to $49,054,000 for the six month period ended June 30, 1998 as compared to $39,812,000 for the six months ended June 30, 1997. The increase in non-interest expense was largely due to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 53% for the six month period ended June 30, 1998, compared to the year ago ratio of 50%.

      The allowance for possible loan losses increased 13% to $26,120,000 at the end of the second quarter of 1998 from $23,025,000 for the corresponding date in 1997. The provision for possible loan losses charged to expense increased 6% to $4,203,000 for the first six months of 1998 compared to $3,978,000 for the first six months of 1997. Increases in the allowance for possible loan losses were largely due to Management's belief that conservative allowance allocations should be maintained in a period when the business cycle is deemed to be mature. The allowance for possible loan losses was 1.77% of June 30, 1998 loans, net of unearned income, compared to 1.83% at June 30, 1997 and 1.70% at December 31, 1997.

      On June 30, 1998, the Company had $4,641,213,000 of consolidated assets of which approximately $141,617,000 or 3% were related to loans outstanding to borrowers domiciled in Mexico. Of the $141,617,000, 76% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 21% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

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

      During the first six months of 1998, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1997.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first six months in 1998 and expects to continue to fund during 1998 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At June 30, 1998, shareholders' equity was $357,797,000 compared to $302,901,000 at June 30, 1997, an increase of
$54,896,000 or 18%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 6.80% and 6.41%, risk-weighted Tier 1 capital ratio of 13.88% and 13.95% and risk-weighted total capital ratio of 15.10% and 15.20% at June 30, 1998 and December 31, 1997, respectively. The core deposit intangibles and goodwill of $46,011,000 at June 30, 1998, recorded in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 1998 is illustrated in the table on page 15. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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


                             INTEREST RATE SENSITIVITY

                               (Dollars in Thousands)

                                       RATE/MATURITY  RATE/MATURITY  RATE/MATURITY   RATE/MATURITY
     June 30, 1998                        3 MONTHS    OVER 3 MONTHS   OVER 1 YEAR                      TOTAL
     (Dollars in Thousands)               OR LESS       TO 1 YEAR      TO 5 YEARS    OVER 5 YEARS
     ==========================================================================================================
     SECTION A
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS
     FED FUNDS SOLD                          10,000           -              -               -          10,000
     DUE FROM BANK INT EARNING                  396           482             99             -             977
     INVESTMENT SECURITIES                  290,584       422,780      1,634,085         421,176     2,768,625
     LOANS, NET OF NON-ACCRUALS           1,062,282       115,619        202,934         100,996     1,481,831
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                 1,363,262       538,881      1,837,118         522,172     4,261,433
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS            1,363,262     1,902,143      3,739,261       4,261,433
     ==========================================================================================================
     SECTION B
     ----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                          829,068       906,874        234,233             146     1,970,321
     OTHER INT BEARING DEPOSITS             976,135           -              -               -         976,135
     FED FUNDS PURCHASED & REPOS            107,956        47,192            -               -         155,148
     OTHER BORROWINGS                       834,000           -              -               -         834,000
     ----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES   2,747,159       954,066        234,233             146     3,935,604
     ----------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES     2,747,159     3,701,225      3,935,458       3,935,604
     ==========================================================================================================
     SECTION C
     ----------------------------------------------------------------------------------------------------------
     REPRICING GAP                       (1,383,897)    (415,185)      1,602,885         522,026       325,829
     CUMULATIVE REPRICING GAP            (1,383,897)  (1,799,082)       (196,197)        325,829
     RATIO OF INTEREST-SENSITIVE                .50          .57            7.84             -            1.08
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-             .50          .51             .95            1.08
        SENSITIVE ASSETS TO LIABILITIES
     ==========================================================================================================

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

      Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent other entities not affiliated with the Company are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been on-going between the Company and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1998 that addresses potential Year 2000 exposure in the loan portfolio. Correspondence has been sent by the Company to customers and suppliers during 1998, and such communication is planned to continue throughout 1998.

FORWARD LOOKING INFORMATION

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning are intended to identify forward- looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

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

                             PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held May 21, 1998 for the consideration of the following items which were approved by the number of votes set forth:

                                         VOTES            VOTES       VOTES
                                          FOR            AGAINST    ABSTAINED
                                      -----------      ----------   ---------
1) To elect eleven (11) directors
   of the Company until the next
   Annual Meeting of Shareholders
   and until their successors are
   elected and qualified; The
   following directors, constituting
   the entire board of directors,
   were elected:

    Lester Avigael                       9,109,821            0       7,524
    R. David Guerra                      9,109,821            0       7,524
    Irving Greenblum                     9,109,821            0       7,524
    Richard E. Haynes                    9,109,821            0       7,524
    Roy Jennings, Jr.                    9,109,821            0       7,524
    Sioma Neiman                         9,109,821            0       7,524
    Peggy J. Newman                      9,109,509          312       7,524
    Dennis E. Nixon                      9,109,821            0       7,524
    Leonardo Salinas                     9,093,870       15,951       7,524
    A.R. Sanchez Jr.                     9,109,821            0       7,524
    Alberto A. Santos                    9,109,821            0       7,524

2)  To approve the appointment
    of independent auditors for
    the 1998 fiscal year                 9,085,396       12,049      19,900

3) To consider and vote upon
   a proposal to amend the
   Certificate of Incorporation
   of the Company to increase the
   number of authorized shares of
   Common Stock of the Company           9,025,257        84,607      7,481

4) To transact such other business
   as may lawfully come before the
   meeting of any adjournment
   thereof. Proxies were solicited
   pursuant to Schedule 14A under
   the Securities Exchange
   Act of 1934                           9,109,821          NONE       NONE

Item 5.  OTHER INFORMATION

      Proxies will exercise discretionary authority to vote proxies at the Company's next annual meeting of shareholders on any shareholder proposal for which the shareholder has not timely requested inclusion in the Company's proxy statement unless the shareholder notifies the Company of the shareholder's intention to present the proposal from the floor of the meeting not later than March 8, 1999.

      The Articles of Amendment increasing the authorized shares to forty million shares was effective May 22, 1998.

      As of June 4, 1998, Imelda Navarro was appointed by the Board of Directors to Treasurer of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended June 30, 1998.

(b)  REPORTS ON FORM 8-K

      None

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION


Date: AUGUST 13, 1998            /s/ DENNIS E. NIXON
                                     Dennis E. Nixon
                                     President

Date: AUGUST 13, 1998            /s/ IMELDA NAVARRO
                                     Imelda Navarro
                                     Treasurer (Chief Accounting Officer)