Form 10-Q
period 1998-09-30
INTERNATIONAL BANCSHARES CORP
filed 1998-11-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                             SHARES ISSUED AND OUTSTANDING
-----------------------------              ----------------------------------
Common Stock, $1.00 par value               14,127,427 shares outstanding at
                                                     November 3, 1998

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Condition (Unaudited)

                             (Dollars in Thousands)



                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                    -------------  -------------
                 ASSETS
Cash and due from banks ..........................   $    89,778    $   229,788

Federal funds sold ...............................        46,000          7,975
                                                     -----------    -----------

             Total cash and cash equivalents .....       135,778        237,763

Time deposits with banks .........................         1,175          1,587

Investment securities:
  Held to maturity
  (Market value of $2,530 on September 30,
   1998 and $2,705 on December 31, 1997) .........         2,533          2,710
  Available for sale
  (Amortized cost of $2,945,219 on September 30,
   1998 and $2,547,545 on December 31, 1997) .....     2,960,185      2,580,748
                                                     -----------    -----------

             Total investment securities .........     2,962,718      2,583,458

Loans:
   Commercial, financial and agricultural ........       843,013        800,964
   Real estate - mortgage ........................       211,394        188,122
   Real estate - construction ....................        80,013         59,239
   Consumer ......................................       254,352        272,478
   Foreign .......................................       144,057        130,401
                                                     -----------    -----------

             Total loans .........................     1,532,829      1,451,204

   Less unearned discounts .......................        (8,293)        (6,508)
                                                     -----------    -----------

             Loans, net of unearned discounts ....     1,524,536      1,444,696

   Less allowance for possible loan losses .......       (26,520)       (24,516)
                                                     -----------    -----------

             Net loans ...........................     1,498,016      1,420,180
                                                     -----------    -----------

Bank premises and equipment, net .................       135,910        129,621
Accrued interest receivable ......................        31,743         31,271
Intangible assets ................................        46,469         49,692
Other assets .....................................        41,425         64,274
                                                     -----------    -----------

             Total assets ........................   $ 4,853,234    $ 4,517,846
                                                     ===========    ===========

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                  --------------  --------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ...........     $   227,812      $   450,537
     Savings and interest bearing demand .....       1,038,648          819,759
     Time ....................................       1,989,670        1,905,264
                                                   -----------      -----------

             Total deposits ..................       3,256,130        3,175,560

   Federal funds purchased and securities
     sold under repurchase agreements ........         192,245          478,409
   Other borrowed funds ......................         999,000          490,000
   Other liabilities .........................          48,161           32,633
                                                   -----------      -----------

             Total liabilities ...............       4,495,536        4,176,602
                                                   -----------      -----------


Shareholders' equity:

   Common stock of $1.00 par value.
     Authorized 40,000,000 shares;
     issued 16,783,785 shares in 1998
     and 13,196,469 shares in 1997 ...........          16,784           13,196
   Surplus ...................................          21,368           19,012
   Retained earnings .........................         327,122          301,988
   Accumulated other comprehensive income ....           9,728           21,582
                                                   -----------      -----------

                                                       375,002          355,778
     Less cost of shares in treasury,
     2,646,012 shares in 1998 and
     2,079,126 shares in 1997 ................         (17,304)         (14,534)
                                                   -----------      -----------

             Total shareholders' equity ......         357,698          341,244
                                                   -----------      -----------


             Total liabilities and
                shareholders' equity .........     $ 4,853,234      $ 4,517,846
                                                   ===========      ===========


 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)

                  (Dollars in Thousands, except per share data)


                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                           ---------------------   --------------------
                                               1998        1997       1998       1997
                                           ----------   --------    --------   --------
Interest income:
   Loans, including fees ................   $ 37,603    $ 32,185    $108,222   $ 93,215
   Time deposits with banks .............         17          11          66         20
   Federal funds sold ...................        207         185       1,093        821
   Investment securities:
     Taxable ............................     45,968      39,096     131,400    104,445
     Tax-exempt .........................         45          22          85         68
   Other interest income ................        103          76         279        230
                                            --------    --------    --------   --------

          Total interest income .........     83,943      71,575     241,145    198,799
                                            --------    --------    --------   --------

Interest expense:
   Savings deposits .....................      6,555       5,505      19,629     16,035
   Time deposits ........................     25,747      22,896      76,568     65,211
   Federal funds purchased and securities
    sold under repurchase agreements ....      2,219       5,107      11,023      8,956
   Other borrowings .....................     12,779       5,172      26,087     12,410
                                            --------    --------    --------   --------

             Total interest expense .....     47,300      38,680     133,307    102,612
                                            --------    --------    --------   --------

             Net interest income ........     36,643      32,895     107,838     96,187

Provision for possible loan losses ......      2,170       1,748       6,373      5,726
                                            --------    --------    --------   --------

             Net interest income after
                provision for possible
                loan losses .............     34,473      31,147     101,465     90,461
                                            --------    --------    --------   --------

Non-interest income:
   Service charges on deposit accounts ..      5,381       4,857      15,594     13,592
   Other service charges, commissions
     and fees ...........................      2,329       1,960       7,063      5,989
   Investment securities transactions ...      1,642         (13)      3,345        148
   Other income .........................       (738)      2,975       3,909      6,731
                                            --------    --------    --------   --------
             Total non-interest income ..      8,614       9,779      29,911     26,460
                                            --------    --------    --------   --------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (Dollars in Thousands, except per share data)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------     ----------------------
                                                 1998          1997           1998        1997
                                            -----------   -----------   -----------   -----------
Non-interest expense:
   Employee compensation and benefits ...         9,738         8,184        29,446        24,157
   Occupancy ............................         1,984         1,618         5,509         4,305
   Depreciation of premises and equipment         2,594         2,039         7,664         5,939
   Professional fees ....................           877           836         2,693         2,596
   Stationary and supplies ..............           637           732         2,296         2,040
   Amortization of intangible assets ....           979           698         2,964         2,052
   Other ................................         7,593         7,772        22,884        20,602
                                            -----------   -----------   -----------   -----------
             Total non-interest expense .        24,402        21,879        73,456        61,691
                                            -----------   -----------   -----------   -----------

             Income before income taxes .        18,685        19,047        57,920        55,230

Income taxes ............................         5,264         6,233        18,099        18,399
                                            -----------   -----------   -----------   -----------

             Net Income .................   $    13,421   $    12,814   $    39,821   $    36,831
                                            ===========   ===========   ===========   ===========
Basic earnings per common share:

   Net Income ...........................   $       .95   $       .93   $      3.15   $      2.97

   Weighted average number of shares
     outstanding ........................    14,163,907    13,765,342    12,658,695    12,390,875

Diluted earnings per common share:

   Net Income ...........................   $       .93   $       .90   $      3.06   $      2.87

   Weighted average number of shares
     outstanding ........................    14,492,214    14,297,590    13,018,683    12,848,308


 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           Consolidated Statement of Comprehensive Income (Unaudited)

                             (Dollars in Thousands)

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                            ---------------------  --------------------
                                               1998        1997      1998        1997
                                             --------    --------  --------    --------
Net Income ..............................   $ 13,421    $ 12,814   $ 39,821    $ 36,831
                                            --------    --------   --------    --------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses) on
       securities arising during period,
       net of reclassification adjustment
       for gains (losses) included in
       net income .......................     (6,169)      7,997    (11,854)      7,608
                                            --------    --------   --------    --------

Comprehensive income ....................   $  7,252    $ 20,811   $ 27,967    $ 44,439
                                            ========    ========   ========    ========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        ---------------------------
                                                             1998         1997
                                                         -----------  -------------
Operating activities:
  Net Income .......................................   $    39,821    $    36,831

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ...........         6,373          5,726
      Recoveries on charged-off loans ..............         1,105            724
      Net cost of operations for other
        real estate owned ..........................           101            122
      Depreciation of bank premises and equipment ..         7,664          5,939
      Accretion of investment securities discounts .        (7,118)        (1,009)
      Amortization of investment securities premiums        10,403          7,167
      Realized gain on investment securities
        transactions, net ..........................        (3,345)          (148)
      Gain on sale of bank premises and equipment ..        (1,693)           (15)
      Increase in accrued interest receivable ......          (472)        (4,983)
      Increase in other liabilities ................        15,528         14,656
                                                       -----------    -----------

           Net cash provided by operating activities        68,367         65,010
                                                       -----------    -----------

Investing activities:

  Cash acquired in purchase transaction ............          --           80,501
  Proceeds from maturities of securities ...........           975          1,160
  Proceeds from sales of available
    for sale securities ............................       500,877         99,883
  Purchases of available for sale securities .......    (1,603,681)      (919,948)
  Principal collected on mortgage-backed securities        699,154        225,858
  Proceeds from matured time deposits with banks ...         1,191            198
  Purchases of time deposits with banks ............          (779)          (396)
  Net increase in loans ............................       (85,314)       (54,920)
  Net decrease in other assets .....................        37,592          6,111
  Purchase of bank premises and equipment ..........       (14,760)       (17,851)
  Proceeds from sale of bank premises and equipment          2,500             31
                                                       -----------    -----------

           Net cash used in investing activities ...      (462,245)      (579,373)
                                                       -----------    -----------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ----------------------------
                                                             1998          1997
                                                          ---------     ----------
Financing activities:

  Net (decrease) increase in non-interest
    bearing demand deposits ........................   $  (222,725)   $    22,384
  Net increase in savings and interest bearing
    demand deposits ................................       218,889            839
  Net increase in time deposits ....................        84,406         76,143
  Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements       (286,164)       283,274
  Proceeds from issuance of other borrowed funds ...     1,795,000        713,347
  Principal payments on other borrowed funds .......    (1,286,000)      (567,347)
  Purchase of treasury stock .......................        (2,770)        (4,286)
  Proceeds from stock transactions .................         2,595          1,169
  Payments of cash dividends .......................       (11,297)        (4,400)
  Payments of cash dividends in lieu of
    fractional shares ..............................           (41)           (26)
                                                       -----------    -----------

           Net cash provided by financing activities       291,893        521,097
                                                       -----------    -----------

           (Decrease) increase in cash and
              cash equivalents .....................      (101,985)         6,734

  Cash and cash equivalents
    at beginning of year ...........................       237,763        171,992
                                                       -----------    -----------
  Cash and cash equivalents
    at end of period ...............................   $   135,778    $   178,726
                                                       ===========    ===========

Supplemental cash flow information:
    Interest paid ..................................   $   107,034    $   106,020
    Income taxes paid ..............................        17,049         19,060


Supplemental schedule of noncash
    investing and financing activities
    relating to the purchase transaction:
      Loans acquired ...............................   $      --      $       381
      Other assets acquired ........................          --            4,298
      Deposits and other liabilities assumed .......          --           85,180


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

      A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                     ------------   ------------
                                                       (DOLLARS IN THOUSANDS)
           U. S. Treasury and federal agencies
                 Held to maturity ............        $     --     $     --
                 Available for sale ..........         2,761,988    2,549,845
           States and political subdivisions
                 Held to maturity ............               518          695
                 Available for sale ..........             6,791          520
           Other
                 Held to maturity ............             2,015        2,015
                 Available for sale ..........           191,406       30,383
                                                      ----------   ----------

                 Total investment securities .        $2,962,718   $2,583,458
                                                      ==========   ==========

Note 3 - Allowance for Possible Loan Losses

      A summary of the transactions in the allowance for possible loan losses is as follows:

                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1998           1997
                                                   --------------  -------------
                                                        (DOLLARS IN THOUSANDS)

       Balance at January 1 .................          $ 24,516      $ 21,036

             Losses charged to allowance ....            (5,474)       (4,082)
             Recoveries credited to allowance             1,105           724
                                                       --------      --------

             Net losses charged to allowance             (4,369)       (3,358)

             Provisions charged to operations             6,373         5,726
                                                       --------      --------

       Balance at September 30 ..............          $ 26,520      $ 23,404
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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. Impaired loans at September 30, 1998 and December 31, 1997 were not significant to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 1998, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 4 - Stock and Cash Dividends

      Cash dividends of $.50 per share were declared on April 1, 1997 and April 2, 1998 for all shareholders of record of Common Stock and were paid on April 15, 1997 and April 20, 1998. Stock split-ups of 25% effective through stock dividends were declared on April 1, 1997 and April 2, 1998 for all holders of Common Stock of record on May 15, 1997 and May 22, 1998 and said dividends were paid on June 9, 1997 and June 12, 1998. Such stock dividends resulted in the issuance of 2,601,071 and 3,349,777 shares of Common Stock in 1997 and 1998, respectively. A special cash dividend of $.40 per share was declared on September 30, 1998 for all shareholders of record of Common Stock and was paid on October 15, 1998.

      The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $21,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $21,000,000 cap will occur in the future. The Company had repurchased shares of Common Stock in the amount of $2,770,000 for the nine month period ended September 30, 1998 resulting in a cumulative total of $17,304,000.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 578,286 with 159,021 shares remaining available for the issuance of options under the new Plan. The 261,142 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of September 30, 1998, options to acquire 261,142 and 419,265 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the third quarter of 1998 was $13,421,000 or $.95 per share basic ($.93 per share - diluted) compared to $12,814,000 or $.93 per share - basic ($.90 per share - diluted) in the corresponding 1997 period. The following table presents selected financial data regarding results of operations:


                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                               --------------------  --------------------
                                  1998      1997       1998       1997
                               ---------  ---------  --------   ---------
                              (Dollars in Thousands, except per share data)

Interest income ............   $ 83,943   $ 71,575   $241,145   $198,799
Interest expense ...........     47,300     38,680    133,307    102,612
                               --------   --------   --------   --------
Net interest income ........     36,643     32,895    107,838     96,187
Provision for possible loan
   losses ..................      2,170      1,748      6,373      5,726
Non-interest income ........      8,614      9,779     29,911     26,460
Non-interest expense .......     24,402     21,879     73,456     61,691
                               --------   --------   --------   --------
Income before income taxes .     18,685     19,047     57,920     55,230
Income taxes ...............      5,264      6,233     18,099     18,399
                               --------   --------   --------   --------

Net income .................   $ 13,421   $ 12,814   $ 39,821   $ 36,831
                               ========   ========   ========   ========
Net income per common share:
   Basic ...................   $    .95   $    .93   $   3.15   $   2.97
   Diluted .................        .93        .90       3.06       2.87

      The Company paid cash and used the purchase method in accounting for acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" earnings represent the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. Cash earnings for the third quarter of 1998 were $14,189,000 or $1.00 per share - basic ($.98 per share - diluted) compared to $13,299,000 or $.97 - basic ($.93 per share - diluted) in the corresponding 1997 period. The following table reconciles reported net income to net income excluding intangible assets amortization ("cash" earnings):

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                             ---------------------   ---------------------
                                1998       1997        1998        1997
                             ---------  ----------  ----------  ----------
                             (Dollars in Thousands, except per share data)

Reported Net income ......   $ 13,421    $ 12,814    $ 39,821    $ 36,831
Amortization of intangible
 assets ..................        979         698       2,964       2,052
Income tax adjustment ....       (211)       (213)       (642)       (623)
                             --------    --------    --------    --------

Cash earnings ............   $ 14,189    $ 13,299    $ 42,143    $ 38,260
                             ========    ========    ========    ========
Cash earnings per common
 share:
   Basic .................   $   1.00    $    .97    $   3.33    $   3.09
   Diluted ...............        .98         .93        3.24        2.98

      Total assets at September 30, 1998 were $4,853,234,000 which represents a 21% increase over total assets of $4,016,603,000 at September 30, 1997 and a 7% increase over total assets of $4,517,846,000 at December 31, 1997. Deposits at September 30, 1998 were $3,256,130,000 an increase of 14% over the $2,846,353,000 amount reported at September 30, 1997 and an increase of 3% over the $3,175,560,000 amount reported at December 31, 1997. Total loans at September 30, 1998 increased 19% to $1,532,829,000 over $1,291,695,000 reported at September 30, 1997 and increased 6% over the $1,451,204,000 amount reported at December 31, 1997. The increase in assets and deposits during the first nine months in 1998 was caused by growth in the Company's expanded market branch system. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") increased to $999,000,000 at September 30, 1998, from $855,000,000 at December 31, 1997, which funds are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the third quarter of 1998 increased $3,748,000 (11%) over the same period in 1997.

      Investment securities increased 26% to $2,962,718,000 at September 30, 1998 over $2,348,080,000 at September 30, 1997. Time deposits with other banks increased 197% to $1,175,000 at September 30, 1998 over $396,000 at September 30, 1997. Total federal funds sold increased 48% to $46,000,000 at September 30, 1998 as compared to $31,000,000 at September 30, 1997.

      Interest and fees on loans for the third quarter in 1998 increased $5,418,000 (17%) over the same quarter in 1997 and increased $15,007,000 (16%)
for the nine month period ended September 30, 1998 as compared to the same period in 1997. Interest income on taxable and tax exempt investment securities for the third quarter in 1998 increased $6,895,000 (18%) over the same quarter in 1997 and increased $26,972,000 (26%) for the nine month period ended September 30, 1998 as compared to the same period in 1997. Interest income on time deposits with banks for the third quarter in 1998 increased $6,000 (55%) over the same quarter in 1997 and increased $46,000 (230%) for the nine month period ended September 30, 1998 as compared to the same period in 1997. Interest income on federal funds sold for the third quarter in 1998 increased $22,000 (12%) over the same quarter in 1997 and increased $272,000 (33%) for the nine month period ended September 30, 1998 as compared to the same period in 1997. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 1998 increased $12,368,000 (17%) over the same quarter in 1997 and increased $42,346,000 (21%) for the nine month period ended September 30, 1998 as compared to the same period in 1997. The increase in total interest income was primarily due to income derived from the investment securities portfolio.

      Total interest expense for savings deposit, time deposits and other borrowings increased $8,620,000 (22%) for the third quarter of 1998 over the same quarter in 1997 and increased $30,695,000 (30%) for the nine month period ended September 30, 1998 over the same period in 1997. The increase in total interest expense was primarily due to higher interest rates and larger volume primarily attributable to acquisitions. As a result, net interest income for the second quarter of 1998 increased $3,748,000 (11%) over the same period in 1997 and increased $11,651,000 (12%) for the nine month period ended September 30, 1998 over the corresponding period in 1997. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income decreased $1,165,000 (12%) to $8,614,000 in the third quarter of 1998 as compared to $9,779,000 for the quarter ended September 30, 1997 and increased $3,451,000 (13%) to $29,911,000 for the nine month period ended September 30, 1998 as compared to $26,460,000 for the nine months ended September 30, 1997. The decrease in other income is primarily due to the other investment writedowns of $4,444,000 recorded in the third quarter of 1998. Investment securities gains of $3,345,000 was recorded in the first nine months of 1998 compared to $148,000 for the same period in 1997. The increase in service charges is attributable to the amount of account transaction fees received as a result of the deposit growth and increased collection efforts.

      Non-interest expense increased $2,523,000 (12%) to $24,402,000 for the third quarter of 1998 as compared to $21,879,000 for the quarter ended September 30, 1997 and increased $11,765,000 (19%) to $73,456,000 for the nine month period ended September 30, 1998 as compared to $61,691,000 for the nine months ended September 30, 1997. The increase is attributable to the increased operations at certain of the bank subsidiaries as a result of acquisitions.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 53% for the nine month period ended September 30, 1998, compared to the year ago ratio of 50%.

      The allowance for possible loan losses increased 13% to $26,520,000 at the end of the third quarter of 1998 from $23,404,000 for the corresponding date in 1997. The provision for possible loan losses charged to expense increased 11% to $6,373,000 for the first nine months of 1998 compared to $5,726,000 for the first nine months of 1997. Increases in the allowance for possible loan losses were largely due to Management's belief that conservative allowance allocations should be maintained in a period when the business cycle is deemed to be mature. The allowance for possible loan losses was 1.74% of September 30, 1998 loans, net of unearned income, compared to 1.82% at September 30, 1997 and 1.70% at December 31, 1997.

      On September 30, 1998, the Company had $4,853,234,000 of consolidated assets of which approximately $145,527,000 or 3% were related to loans outstanding to borrowers domiciled in Mexico. Of the $145,527,000, 73% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 24% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

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

      During the first nine months of 1998, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1997.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first nine months in 1998 and expects to continue to fund during 1998 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At September 30, 1998, shareholders' equity was $357,698,000 compared to $320,663,000 at September 30, 1997, an increase of $37,035,000 or 12%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 6.49% and 6.41%, risk-weighted Tier 1 capital ratio of 13.68% and 13.95% and risk-weighted total capital ratio of 14.88% and 15.20% at September 30, 1998 and December 31, 1997, respectively. The core deposit intangibles and goodwill of $45,099,000 at September 30, 1998, recorded in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 1998 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                   RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
SEPTEMBER 30, 1998                    3 MONTHS    OVER 3 MONTHS   OVER 1 YEAR                   TOTAL
(DOLLARS IN THOUSANDS)                 OR LESS      TO 1 YEAR      TO 5 YEARS   OVER 5 YEARS
======================================================================================================
SECTION A
------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
FED FUNDS SOLD ...................       46,000          --            --            --         46,000
DUE FROM BANK INT EARNING ........           99           977            99          --          1,175
INVESTMENT SECURITIES ............      344,946       490,954     1,625,593       501,225    2,962,718
LOANS, NET OF NON-ACCRUALS .......    1,079,524       113,473       230,827       103,666    1,527,490
------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............    1,470,569       605,404     1,856,519       604,891    4,537,383
------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........    1,470,569     2,075,973     3,932,492     4,537,383
======================================================================================================
SECTION B
------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................      870,902       850,483       268,015           270    1,989,670
OTHER INT BEARING DEPOSITS .......    1,038,648          --            --            --      1,038,648
FED FUNDS PURCHASED & REPOS ......      168,630        23,615          --            --        192,245
OTHER BORROWINGS .................      899,000       100,000          --            --        999,000
------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES    2,977,180       974,098       268,015           270    4,219,563
------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES .    2,977,180     3,951,278     4,219,293     4,219,563
======================================================================================================
SECTION C
------------------------------------------------------------------------------------------------------
REPRICING GAP ....................   (1,506,611)     (368,694)    1,588,504       604,621      317,820
CUMULATIVE REPRICING GAP .........   (1,506,611)   (1,875,305)     (286,801)      317,820
RATIO OF INTEREST-SENSITIVE ......          .49           .62          6.93          --           1.08
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST- ...          .49           .53           .93          1.08
   SENSITIVE ASSETS TO LIABILITIES
======================================================================================================

YEAR 2000

      Many existing computer programs use only two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

      The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan consists of a five-phase program ("Action Plan") recommended by the Federal Financial Institutions Examination Council. This Action Plan consists of awareness, assessment, renovation, validation and implementation processes. The Action Plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion, and as of September 30, 1998, the Company was principally involved in the validation phase of the Action Plan. Testing of core applications, such as mainframe software, hardware, and network applications are scheduled to be substantially complete by December 31, 1998.

      Currently, the Company estimates that the dollar amount to remediate its Year 2000 issue will be less than one million dollars. The Company's estimated remediation costs are relatively low because the data processing system which the Company purchased in 1990 was substantially Year 2000 compliant. The cost of remediating the remaining Year

2000 issues are based on management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. The related costs totaled approximately $460,000 for the first three quarters of 1998. The eligible costs are being expensed as incurred.

      The Company does not expect that the cost of addressing the Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial condition. However, the Year 2000 issue is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

      Additionally, the federal bank regulators have enforcement powers with respect to Year 2000 compliance. Failure to institute an acceptable Year 2000 readiness plan could result in the disapproval of expansion applications filed with bank regulatory agencies or the imposition of cease and desist orders or civil money penalties.

      Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent other entities not affiliated with the Company are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been ongoing between the Company and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1998 that addresses potential Year 2000 exposure in the loan portfolio. Correspondence has been sent by the Company to customers and suppliers during 1998 urging them to adequately address their Year 2000 issues, and such communication is planned to continue throughout 1998 and 1999. However, there can be no guarantee that customers and suppliers will become Year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 issue could have a material adverse effect on the Company.

      The Company currently has in place a remediation and contingency plan in the event an application has unresolved Year 2000 issues as well as a disaster recovery plan in the event of an unforeseen interruption in the Company's data processing capabilities. These plans focus on an application-by-application strategy that would be implemented in the event of Year 2000 related problems in particular applications, which strategies include, among others, the replacement of the faulty application as well as strategies to be employed should the Company suffer an area wide interruption of data processing capabilities due to loss of power or communications or a similar failure, which strategies would include, among other, alternate processing facilities.

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

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended September 30, 1998.

(b) Registrant filed a current report on Form 8-K dated September 4, 1998, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL BANCSHARES CORPORATION


Date: NOVEMBER 12, 1998         /s/ DENNIS E. NIXON
                                    Dennis E. Nixon
                                    President

Date: NOVEMBER 12, 1998         /s/ IMELDA NAVARRO
                                    Imelda Navarro
                                    Treasurer (Chief Accounting Officer)