Form 10-K405
period 1998-12-13
INTERNATIONAL BANCSHARES CORP
filed 1999-03-31
CIK 315709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                    Commission file number
        December 31, 1998                                0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              TEXAS                                   74-2157138
    (State of Incorporation)             (I.R.S. Employer Identification No.)

      1200 San Bernardo Avenue
      Laredo, Texas 78042-1359                   Area Code (956) 722-7611
  (Address of principal executive             (Registrant's telephone number)
        office and Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange On
       Title of Each Class                              Which Registered
      ---------------------                        --------------------------
              None                                          None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock ($1.00 Par Value)
                          --------------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ ]   No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1999 was $399,370,664 based on the closing sales price of the stock on such date.

As of March 19, 1999, there were 14,118,158 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 1998 (in Parts I and II) and (b) Proxy Statement dated April 15, 1999 (in Part III).

                                      CONTENTS

                                       PART I
                                                                           PAGE
                                                                           ----

Item 1.   Business..........................................................  3
Item 2.   Properties........................................................ 26
Item 3.   Legal Proceedings................................................. 27
Item 4.   Submission of Matters to a Vote of Security Holders............... 27
Item 4A.  Executive Officers of the Registrant.............................. 27

                                       PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters............................. 28
Item 6.   Selected Financial Data........................................... 28
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 28
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk......... 28
Item 8.   Financial Statements and Supplementary Data....................... 28
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure............................. 28

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant................ 28
Item 11.  Executive Compensation............................................ 28
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 29
Item 13.  Certain Relationships and Related Transactions.................... 29

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 29

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

Item 1. BUSINESS

GENERAL

      International Bancshares Corporation (the "Company") is a bank holding company with four bank subsidiaries providing commercial and retail banking services through 93 main banking and branch facilities located in 28 communities in South and Southeast Texas. The Company was incorporated under the General Corporation Law of the State of Delaware in 1979 and has its principal corporate offices in Laredo, Texas. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. The Company's principal assets at December 31, 1998 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

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

      The Company's philosophy focuses on customer service as represented by its motto, "We Do More." The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks' branches are located to local advisory boards (the "local boards"). The local boards direct the operations of the branches, with the supervision of the lead Bank's board of directors, and assist in introducing prospective customers to the Banks as well as developing or modifying products and services to meet customer needs. The Banks function largely on a delegated basis, and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located. In contrast to many of its principal competitors, the credit decisions of the Banks are made locally and promptly. The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions.

      Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) for the year ended December 31, 1998 stands at 53% and has been under 53% for each of the last five years, which the Company believes is well below national peer group ratios. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses.

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

      On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 85% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly-owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company formed three banks and acquired $1,846,435,000 in assets and assumed $1,762,577,000 of deposits in numerous acquisition transactions, which totals are as of the acquisition date and do not take into account any runoff or other subsequent events. In addition to the acquisitions, IBC has also focused on deposit growth from its traditional banking activities.

      Effective February 19, 1999, IBC purchased certain assets and assumed certain liabilities of the Laredo branch of Pacific Southwest Bank, Corpus Christi, Texas. IBC purchased loans of approximately $4,590,000 and assumed deposits of approximately $28,399,000 and received cash and other assets in the amount of approximately $23,809,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $2,525,000 which are being amortized on a straight line basis over a fifteen year period.

      Effective November 5, 1997, University Bank, Houston, Texas a state bank organized under the laws of the state of Texas, was merged with and into IBC. At the date of closing, total assets acquired were approximately $250,978,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium of totaling $17,613,000 which are being amortized on a straight line basis over a fifteen year period.

      Effective March 7, 1997, IBC purchased certain assets and assumed certain liabilities of five branches of Bank of America Texas, N. A., Irving, Texas. IBC purchased loans of approximately $381,000 and assumed deposits of approximately $84,834,000 and received cash and other assets in the amount of approximately $84,799,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $3,705,000 which are being amortized on a straight line basis over a fifteen year period.

      For more information regarding the acquisition transactions of the Company during the last three years, see note 2 of notes to Consolidated Financial Statements of the Company located on page 23 of the 1998 Annual Report which is incorporated herein by reference.

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

SERVICES AND EMPLOYEES

      The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including, account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 168 automated teller machines, and through their branches situated in retail locations and grocery stores. To date, as part of the Company's expansion of its retail banking services, 33 grocery store branches have been opened.

      The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," and

"IT'S A BRIGHTER CHRISTMAS" as well as the design marks depicting the United States and Mexico and the design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "CHECK'N SAVE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and the design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as the design marks depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

      No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries are diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

      As of December 31, 1998 the Company and its subsidiaries employed approximately 1,235 persons full-time and 192 persons part-time.

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

      The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 38%, 35% and 39% of the Company's bank subsidiaries' total deposits as of December 31, 1998, 1997 and 1996, respectively.

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

      FRB APPROVALS. The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to supervision by the FRB and to a certain extent the Texas Department of Banking (the "DOB"). The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries. It is also subject to examination by the FRB. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership. Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

      The restrictions on the activities of bank holding companies could change significantly if the Glass-Steagall Act of 1935 is reformed. Current congressional debate over reforming the Glass-Steagall Act is centered around whether enhanced bank powers should be conducted within a holding company or through bank subsidiaries. It is impossible to predict at this time whether any of the reform proposals will pass, or what effect the proposals would have on the Company or its subsidiaries.

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

      INTERSTATE BANKING. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which rewrote federal law governing the interstate expansion of banks in the United States. Effective as of September 29, 1995, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As of December 31, 1998, many of Texas' largest bank holding companies had either merged with or been acquired by out-of-state banking concerns.

      In addition to providing for interstate acquisitions of banks by bank holding companies, the Interstate Banking Act provides for interstate branching by permitting mergers between banks domiciled in different States beginning June 1, 1997. The Interstate Banking Act provides that States may opt out of interstate branching by enacting non-discriminatory legislation prohibiting interstate bank mergers before June 1, 1997. In 1995, Texas passed legislation opting out of the interstate branching provisions of The Interstate Banking Act until September 1999. In May 1998, the Texas DOB determined that the Texas opt-out statute was not effective and the Texas DOB began accepting applications for interstate branching transactions. Currently, legislation implementing interstate branching is pending in the Texas legislature. No accurate prediction can be made at this time as to how this legislation will affect the Company and/or its bank subsidiaries.

      FRB ENFORCEMENT POWERS. The FRB has certain cease-and-desist and divestiture powers over bank holding companies and non-banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease-and-desist orders or other actions. In the event a bank subsidiary experiences either a significant loan loss or rapid growth of loans or deposits, the Company may be compelled by the FRB to invest additional capital in the bank subsidiary. Further, the Company would be required to guaranty performance of the capital restoration plan of any undercapitalized bank subsidiary. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary. Under certain circumstances the Texas Banking Commissioner may bring enforcement proceedings against a bank holding company in Texas.

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

      CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and examination related correspondence. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

      GENERAL - BANK SUBSIDIARIES. All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas DOB and the FDIC. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each member bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. The premiums increase incrementally based on the rating of the member bank.

      DEPOSIT INSURANCE. The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. During 1996, Congress enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations equal to $0.01296 per $100 of eligible deposits each year during 1997 through 1999. Thereafter, BIF and Savings Association Insurance Fund payers will be assessed pro rata for the FICO bond obligations.

      CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 1998 the Company's ratio of total capital-to-risk-weighted assets was 14.45%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet exposure into account in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of $43,692,000 booked in connection with all the financial institution acquisitions of the Company are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 1998 was 6.50 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to it.

      Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 1998. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

      Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 1998, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

      STATE ENFORCEMENT POWERS. The Banking Commissioner of Texas may determine to close a Texas state bank when she finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed. The Texas DOB also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

      DEPOSITOR PREFERENCE. Because the Company is a legal entity separate and distinct from its bank subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of a subsidiary bank, the claims of depositors and other general or subordinated creditors of the bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

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

      CRA. Under the Community Reinvestment Act ("CRA"), the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. Each bank subsidiary received either an "outstanding" or "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

      CONSUMER LAWS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

      AFFILIATE TRANSACTIONS. The Company, IBC and the other bank subsidiaries of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions.

      INSIDER LOANS. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

      DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. At December 31, 1998 there was an aggregate of approximately $38,208,000 available for the payment of dividends to the Company, by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $38,208,000 and continue to be classified as "well capitalized". Note 17 of notes to Consolidated Financial Statements of the Company located on page 35 of the 1998 Annual Report is incorporated herein by reference.

      POWERS. As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The new Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity.

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

      SUBCHAPTER S. As part of the Small Business Job Protection Act of 1996, financial institutions are now eligible to make an S election for federal income tax purposes. To qualify as an S corporation, a financial institution must (i) not use the reserve method of accounting for bad debts, (ii) have only one class of stock, (iii) have no more than seventy-five shareholders, and (iv) have no foreign shareholders. The Company currently does not qualify for the S election.

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

YEAR 2000

      This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third party, and regulatory uncertainties and other contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based upon the Company's current internal assessments and remediation plans, incorporating certain representations of third-party servicers, and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts.

      Many existing computer programs use only two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

      The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan consists of a five-phase program ("Action Plan") recommended by the Federal Financial Institutions Examination Council. This Action Plan consists of awareness, assessment, renovation, validation and implementation processes. The Action Plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion, and as of December 31, 1998, the Company was principally involved in the validation and implementation phases of the Action Plan. Testing of core applications, such as mainframe software, hardware, and network applications were substantially complete by December 31, 1998.

      Currently, the Company estimates that the dollar amount to remediate its Year 2000 issue will be less than one million dollars. The data processing system which the Company purchased in 1990 was substantially Year 2000 compliant. The cost of remediating the remaining Year 2000 issues are based on management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. The related costs totaled approximately $620,000 for the year 1998. The eligible costs are being expensed as incurred.

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

      Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent other entities not affiliated with the Company are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been ongoing between the Company and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1998 that addresses potential Year 2000 exposure in the loan portfolio. Correspondence has been sent by the Company to customers and suppliers during 1998 urging them to adequately address their Year 2000 issues, and such communication is planned to continue throughout 1999. However, there can be no guarantee that customers and suppliers will become Year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 issue could have a material adverse effect on the Company.

      The Company currently has in place a remediation and contingency plan in the event an application has unresolved Year 2000 issues as well as a disaster recovery plan in the event of an unforeseen interruption in the Company's data processing capabilities. These plans focus on an application-by-application strategy that would be implemented in the event of Year 2000 related problems in particular applications, which strategies include, among others, the replacement of the faulty application as well as strategies to be employed should the Company suffer an area wide interruption of data processing capabilities due to loss of power or communications or a similar failure, which strategies would include, among others, alternate processing facilities.

      While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.

      Additionally, there can be no assurance that the banking or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Action Plan.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

      The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 1998, 1997 and 1996 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

                                                                    YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------
                                                         1998                                       1997
                                       ---------------------------------------    -------------------------------------
                                         AVERAGE                     AVERAGE       AVERAGE                     AVERAGE
                                         BALANCE      INTEREST      RATE/COST      BALANCE        INTEREST    RATE/COST
                                         -------      --------      ---------      -------        --------    ---------
   ASSETS
Interest earning assets:
   Loans, net of unearned discounts:
     Domestic ......................   $ 1,351,796   $   133,221         9.86%    $ 1,152,566    $  115,527     10.02%
     Foreign .......................       141,869        11,795         8.31         128,923        11,821      9.17
   Investment securities:
     Taxable .......................     2,771,927       179,030         6.46       2,121,927       146,820      6.92
     Tax-exempt ....................         4,824           241         5.00           1,348            90      6.68
   Time deposits with banks ........         1,005            89         8.86             404            47     11.63
   Federal funds sold ..............        22,738         1,462         6.43          14,906         1,120      7.51
   Other ...........................         2,686           336        12.51           2,565           307     11.97
                                       -----------   -----------                  -----------    ----------
     Total interest-earning assets .   $ 4,296,845   $   326,174         7.59     $ 3,422,639    $  275,732      8.06

Non-interest earning assets:
   Cash and due from banks .........   $   131,539                                $   144,573
   Bank premises and equipment, net        134,152                                    105,800
   Other assets ....................       132,620                                    117,381
   Less allowance for possible
     loan losses ...................       (25,837)                                   (23,075)
                                       -----------                                -----------
     Total .........................   $ 4,669,319                                $ 3,767,318
                                       ===========                                ===========
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and interest bearing
     demand deposits ...............   $   867,594   $    26,419         3.05%    $   722,559    $   22,152      3.07%
   Time deposits:
     Domestic ......................     1,009,000        53,230         5.28         905,157        46,456      5.13
     Foreign .......................       964,459        48,593         5.04         821,214        42,957      5.23
   Securities sold under
     repurchase agreements and
     federal funds purchased .......       257,589        13,396         5.20         301,511        15,754      5.23
   Other borrowings ................       751,628        39,969         5.32         331,308        18,052      5.45
   Other ...........................         2,664           302        11.34            --            --        --
                                       -----------   -----------                  -----------    ----------
     Total interest bearing
       liabilities .................   $ 3,852,934   $   181,909         4.72     $ 3,081,749    $  145,371      4.72
Non-interest bearing liabilities:
   Demand deposits .................       433,863                                    361,379
   Other liabilities ...............        35,532                                     26,261
Shareholders' equity ...............       346,990                                    297,929
                                       -----------                                -----------
     Total .........................   $ 4,669,319                                $ 3,767,318
                                       ===========                                ===========
          Net interest income ......                 $   144,265                                 $  130,361
                                                     ===========                                 ==========
          Net yield on interest
            earning assets .........                                     3.36%                                   3.81%
                                                                        =====                                   =====
                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                                         1996
                                        -------------------------------------
                                           AVERAGE                  AVERAGE
                                           BALANCE     INTEREST    RATE/COST
   ASSETS

Interest earning assets:
   Loans, net of unearned discounts:
     Domestic ......................    $ 1,073,524    $ 108,852      10.14%
     Foreign .......................        126,067       10,331       8.19
   Investment securities:
     Taxable .......................      1,449,211       99,411       6.86
     Tax-exempt ....................         23,916        1,292       5.40
   Time deposits with banks ........            708           53       7.49
   Federal funds sold ..............         32,369        1,540       4.76
   Other ...........................          2,576          300      11.65
                                        -----------    ---------
     Total interest-earning assets .    $ 2,708,371    $ 221,779       8.19

Non-interest earning assets:
   Cash and due from banks .........    $    94,972
   Bank premises and equipment, net          85,584
   Other assets ....................         89,450
   Less allowance for possible
     loan losses ...................        (19,866)
                                        -----------
     Total .........................    $ 2,958,511
                                        ===========
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and interest bearing
     demand deposits ...............    $   617,090    $  18,390       2.98%
   Time deposits:
     Domestic ......................        645,782       32,065       4.97
     Foreign .......................        748,343       37,652       5.03
   Securities sold under
     repurchase agreements and
     federal funds purchased .......        236,223       12,151       5.14
   Other borrowings ................        137,404        7,114       5.18
   Other ...........................           --           --         --
                                        -----------    ---------
     Total interest bearing
       liabilities .................    $ 2,384,842    $ 107,372       4.50
Non-interest bearing liabilities:
   Demand deposits .................        297,539
   Other liabilities ...............         21,927
Shareholders' equity ...............        254,203
                                        -----------
     Total .........................    $ 2,958,511
                                        ===========
          Net interest income ......                   $ 114,407
                                                       =========
          Net yield on interest
            earning assets .........                                   4.22%
                                                                      =====

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                      INTEREST RATES AND INTEREST DIFFERENTIAL


     The following table analyzes the changes in net interest income during 1998 and 1997 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

                                             1998 COMPARED TO 1997              1997 COMPARED TO 1996
                                      --------------------------------    --------------------------------
                                            NET INCREASE (DECREASE)            NET INCREASE (DECREASE)
                                                    DUE TO                              DUE TO
                                      --------------------------------    --------------------------------
                                       VOLUME        RATE       TOTAL      VOLUME        RATE       TOTAL
                                      --------    ---------   --------    --------    ---------   --------
                                            (Dollars in Thousands)            (Dollars in Thousands)
Interest earned on:
  Loans, net of unearned discounts:
    Domestic ......................   $ 19,574    $ (1,880)   $ 17,694    $  7,970    $ (1,295)   $  6,675
    Foreign .......................      1,133      (1,159)        (26)        237       1,253       1,490
  Investment securities:
    Taxable .......................     42,507     (10,297)     32,210      46,532         877      47,409
    Tax-exempt ....................        179         (28)        151      (1,450)        248      (1,202)
  Time deposits with banks ........         55         (13)         42         (28)         22          (6)
  Federal funds sold ..............        521        (179)        342      (1,062)        642        (420)
  Other ...........................         15          14          29          (1)          8           7
                                      --------    --------    --------    --------    --------    --------

  Total interest income ...........   $ 63,984    $(13,542)   $ 50,442    $ 52,198    $  1,755    $ 53,953
                                      --------    --------    --------    --------    --------    --------

Interest incurred on:
  Savings and interest
    bearing demand deposits .......   $  4,413    $   (146)   $  4,267    $  3,197    $    565    $  3,762
  Time deposits:
    Domestic ......................      5,398       1,376       6,774      13,323       1,068      14,391
    Foreign .......................      7,247      (1,611)      5,636       3,767       1,538       5,305
  Securities sold under
    repurchase agreements and
    federal funds purchased .......     (2,269)        (89)     (2,358)      3,388         215       3,603
  Other borrowings ................     22,358        (441)     21,917      10,548         390      10,938
  Other ...........................        302        --           302        --          --          --
                                      --------    --------    --------    --------    --------    --------

  Total interest expense ..........   $ 37,449    $   (911)   $ 36,538    $ 34,223    $  3,776    $ 37,999
                                      --------    --------    --------    --------    --------    --------

Net interest income ...............   $ 26,535    $(12,631)   $ 13,904    $ 17,975    $ (2,021)   $ 15,954
                                      ========    ========    ========    ========    ========    ========

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                              INTEREST RATE SENSITIVITY

     The net interest rate sensitivity as of December 31, 1998 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

                                     RATE/MATURITY      RATE/MATURITY      RATE/MATURITY       RATE/MATURITY
DECEMBER 31, 1998                       3 MONTHS        OVER 3 MONTHS       OVER 1 YEAR            OVER
(DOLLARS IN THOUSANDS)                  OR LESS           TO 1 YEAR          TO 5 YEARS           5 YEARS              TOTAL
================================================================================================================================
SECTION A
--------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
FEDERAL FUNDS SOLD ...............   $    26,000                --                  --                  --          $    26,000
DUE FROM BANK INTEREST EARNING ...           284               1,089                --                  --                1,373
INVESTMENT SECURITIES ............       375,673             499,617           1,609,580             523,007          3,007,877
LOANS, NET OF NON-ACCRUALS .......     1,165,399             114,420             232,097             105,910          1,617,826
--------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............   $ 1,567,356         $   615,126         $ 1,841,677         $   628,917        $ 4,653,076
--------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........   $ 1,567,356         $ 2,182,482         $ 4,024,159         $ 4,653,076


================================================================================================================================
SECTION B
--------------------------------------------------------------------------------------------------------------------------------

RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................   $   922,423         $   825,529         $   259,556         $       309        $ 2,007,817
OTHER INTEREST BEARING DEPOSITS ..     1,112,382                --                  --                  --            1,112,382
FED FUNDS PURCHASED AND REPOS ....        63,988              60,911              10,801                --              135,700
OTHER BORROWINGS .................     1,074,000                --                  --                  --            1,074,000
--------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES   $ 3,172,793         $   886,440         $   270,357         $       309        $ 4,329,899
--------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES .   $ 3,172,793         $ 4,059,233         $ 4,329,590         $ 4,329,899


================================================================================================================================
SECTION C
--------------------------------------------------------------------------------------------------------------------------------

REPRICING GAP ....................   $(1,605,437)        $  (271,314)        $ 1,571,320         $   628,608        $   323,177
CUMULATIVE REPRICING GAP .........    (1,605,437)         (1,876,751)           (305,431)            323,177            323,177
RATIO OF INTEREST-SENSITIVE
   ASSETS TO LIABILITIES .........           .49                 .69                6.81                --                 1.08
RATIO OF CUMULATIVE, INTEREST-
   SENSITIVE ASSETS TO LIABILITIES           .49                 .54                 .93               1.08
================================================================================================================================

                                INVESTMENT SECURITIES

      The following table sets forth the carrying value of investment securities as of December 31, 1998, 1997 and 1996:


                                          YEARS ENDED DECEMBER 31,
                                 -----------------------------------------
                                     1998           1997           1996
                                 ----------     -----------    -----------
                                          (Dollars in Thousands)
U.S. Treasury securities
  Available for sale .........   $  207,688     $  202,123     $    5,020
Mortgage-backed securities
  Available for sale .........    2,551,395      2,347,722      1,734,484
Obligations of states and
 political subdivisions
  Held to maturity ...........          518            695            858
  Available for sale .........       28,200            520          1,014
Equity securities
  Available for sale .........       62,995         30,383         16,201
Other securities
  Held to maturity ...........        1,990          2,015          1,990
  Available for sale .........      155,091           --             --
                                 ----------     ----------     ----------

      Total ..................   $3,007,877     $2,583,458     $1,759,567
                                 ==========     ==========     ==========

     The following tables set forth the contractual maturities of investment securities at December 31, 1998 and the average yields of such securities, except for the totals which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                 AVAILABLE FOR SALE
                                                                      MATURING
                        =========================================================================================================
                                                        AFTER ONE                  AFTER FIVE
                                 WITHIN                 BUT WITHIN                 BUT WITHIN                      AFTER
                                ONE YEAR                FIVE YEARS                  TEN YEARS                    TEN YEARS
                        ----------------------    -----------------------   ---------------------------    ----------------------
                                ADJUSTED                 ADJUSTED                    ADJUSTED                     ADJUSTED
                            COST       YIELD         COST        YIELD         COST            YIELD          COST         YIELD
                        ----------   ---------    ----------   ----------   ----------      -----------    -----------   --------
                                                               (Dollars in Thousands)
U.S. Treasury and
  obligations of
  other U.S. Govern-
  agencies ..........   $    1,490      5.69%     $     --           -%     $   12,500           7.30%     $  193,553      6.72%
Mortgage-backed
  securities ........       22,642      6.52         269,442      7.22         320,268           7.56       1,922,515      6.99
Obligations of states
  and political
  subdivisions ......         --         --              538      5.81             479           7.70          27,217      5.15
Other securities ....         --         --             --                                        --          158,916      6.00
Equity securities ...       62,276      5.75            --         --               --            --              --        --
                        ----------                -----------               ----------                     ----------

          Total .....   $   86,408      5.95%     $  269,980      7.22%     $  333,247           7.55%     $2,302,201      6.88%
                        ==========                ==========                ==========                     ==========

                                                        HELD TO MATURITY
                                                            MATURING
                        -----------------------------------------------------------------------------
                                                 AFTER ONE           AFTER FIVE
                              WITHIN             BUT WITHIN          BUT WITHIN            AFTER
                             ONE YEAR            FIVE YEARS           TEN YEARS          TEN YEARS
                        -----------------    -----------------    -----------------   ---------------
                             ADJUSTED             ADJUSTED             ADJUSTED           ADJUSTED
                          COST      YIELD     COST       YIELD     COST      YIELD     COST    YIELD
                        -------    ------   --------   -------    -------   -------   ------  -------
                                                      (Dollars in Thousands)
Obligations of states
  and political
  subdivisions ......   $  140      8.50%    $  378      8.93%    $  --          -%    $ --       -%
Other securities ....        5      6.75      1,825      8.10        160      6.76       --      --
                        ------               ------               ------               ----
         Total ......   $  145      8.44%    $2,203      8.24%    $  160      6.76%    $ --       -%
                        ======               ======               ======               ====

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

                                   LOAN PORTFOLIO

     The amounts of loans outstanding, by classification, at December 31, 1998, 1997, 1996, 1995 and 1994 are shown in the following table:

                                                    YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------------------------
                                1998          1997           1996           1995           1994
                           -----------    -----------    -----------    -----------    -----------
                                                    (Dollars in Thousands)
Commercial, financial
  and agricultural .....   $   896,060    $   800,964    $   723,061    $   722,274    $   668,359
Real estate-mortgage ...       215,689        188,122        193,101        200,998        201,998
Real estate-construction        94,374         59,239         32,610         39,527         46,584
Consumer ...............       250,917        272,478        161,594        124,843        122,751
Foreign ................       166,324        130,401        128,932        120,748        106,707
                           -----------    -----------    -----------    -----------    -----------
     Total loans .......     1,623,364      1,451,204      1,239,298      1,208,390      1,146,399
Unearned discount ......        (8,025)        (6,508)        (3,303)        (3,479)        (3,885)
                           -----------    -----------    -----------    -----------    -----------
     Loans, net of
unearned discount ......   $ 1,615,339    $ 1,444,696    $ 1,235,995    $ 1,204,911    $ 1,142,514
                           ===========    ===========    ===========    ===========    ===========

     The table on the following page shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

                                                  MATURING
                             -------------------------------------------------
                                          AFTER ONE
                                WITHIN    BUT WITHIN     AFTER
                               ONE YEAR   FIVE YEARS   FIVE YEARS      TOTAL
                             ----------   ----------   ----------   ----------
                                               (Dollars in Thousands)

Commercial, financial and
  agricultural ...........   $  321,101   $  460,414   $  114,545   $  896,060
Real estate - construction       50,977       40,205        3,192       94,374
Foreign ..................       79,784       75,370       11,170      166,324
                             ----------   ----------   ----------   ----------

          Total ..........   $  451,862   $  575,989   $  128,907   $1,156,758
                             ==========   ==========   ==========   ==========


                                                INTEREST SENSITIVITY
                                              -----------------------
                                                FIXED       VARIABLE
                                                RATE          RATE
                                              --------      ---------
                                              (Dollars in Thousands)

Due after one but within five years .....     $116,601       $459,388
Due after five years ....................       41,213         87,694
                                              --------       --------

          Total .........................     $157,814       $547,082
                                              ========       ========

     The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:
                                            YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                   1998     1997     1996     1995     1994
                                  ------   ------   ------   ------   -------
                                          (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis ..........  $4,868   $5,014   $3,363   $5,291   $2,895
Loans contractually past
  due ninety days or more
  as to interest or prin-
  cipal payments ...............   8,543    9,700    5,075    7,954    5,605
Loans accounted for as
  "troubled debt restruc-
  turings" .....................     592      363    1,462    2,742    1,990

     The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

                                           YEARS ENDED DECEMBER 31,
                                 ------------------------------------------
                                   1998    1997     1996     1995     1994
                                 -------  -------  ------   -------  ------
                                              (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis .........  $  670   $  728   $1,062   $  942   $  732
Loans contractually past
  due ninety days or more
  as to interest or prin-
  cipal payments ..............     242    2,096    1,321      944    1,086

     The gross income that would have been recorded during 1998 on non-accrual and restructured loans in accordance with their original contract terms was $632,000 on domestic loans and $76,000 on foreign loans. The amount of interest income on such loans that was recognized in 1998 was $6,000 on domestic loans and none for foreign loans.

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

     The following table presents certain information about cross-border outstanding loans, acceptances, and accrued interest thereon, related to Mexico:

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1998         1997         1996
                                            ---------    ---------    ---------
                                                (Dollars in Thousands)
Loans:
  Commercial, financial, industrial
    and agricultural ....................   $ 135,328    $  91,945    $  86,861
  Real estate-mortgage ..................       8,133       18,416       20,591
  Consumer ..............................      22,863       20,040       21,480
                                            ---------    ---------    ---------

                                              166,324      130,401      128,932

   Less allowance for possible
    loan losses .........................      (1,124)      (1,184)      (1,101)
                                            ---------    ---------    ---------

           Net loans ....................   $ 165,200    $ 129,217    $ 127,831
                                            =========    =========    =========

Accrued interest receivable .............   $   1,327    $   1,198    $   1,317
                                            =========    =========    =========

                           SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

                                                              AT YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                        1998           1997             1996            1995            1994
                                    -----------     -----------     -----------     -----------     -----------
                                                              (Dollars in Thousands)
Loans, net of unearned discounts,
  outstanding at December 31, ...   $ 1,615,339     $ 1,444,696     $ 1,235,995     $ 1,204,911     $ 1,142,514
                                    ===========     ===========     ===========     ===========     ===========
Average loans outstanding during
  the year (Note 1) .............   $ 1,493,664     $ 1,281,489     $ 1,199,591     $ 1,202,136     $ 1,055,246
                                    ===========     ===========     ===========     ===========     ===========
Balance of allowance
  at January 1, .................   $    24,516     $    21,036     $    18,455     $    17,025     $    13,831
Provision charged to expense ....         8,571           7,740           6,630           5,150           3,804
                                    -----------     -----------     -----------     -----------     -----------

Loans charged-off:
  Domestic:
  Commercial, financial
   and agricultural .............        (2,180)         (1,503)         (1,518)         (2,248)         (1,073)
  Real estate-mortgage ..........          (157)           (279)           (261)           (619)           (685)
  Consumer ......................        (6,483)         (4,552)         (3,363)         (1,849)           (816)
  Foreign .......................           (65)             (2)            (23)            (48)           (148)
                                    -----------     -----------     -----------     -----------     -----------

Total loans charged-off .........        (8,885)         (6,336)         (5,165)         (4,764)         (2,722)
                                    -----------     -----------     -----------     -----------     -----------


Recoveries credited to allowance:
  Domestic:
  Commercial, financial
    and agricultural ............           795             270             305             190             236
  Real estate mortgage ..........            18             382              51              80             968
  Consumer ......................           531             250             755             229             237
  Foreign .......................             5              95               5             110             227
                                    -----------     -----------     -----------     -----------     -----------
Total recoveries ................         1,349             997           1,116             609           1,668
                                    -----------     -----------     -----------     -----------     -----------

Net loans charged-off: ..........        (7,536)         (5,339)         (4,049)         (4,155)         (1,054)
                                    -----------     -----------     -----------     -----------     -----------

Allowance acquired in purchase
  transactions ..................          --             1,079            --               435             444
                                    -----------     -----------     -----------     -----------     -----------
Balance of allowance
  at December 31, ...............   $    25,551     $    24,516     $    21,036     $    18,455     $    17,025
                                    ===========     -----------     -----------     -----------     -----------

Ratio of net loans charged-off
  during the year to average
  loans outstanding during
  the year (Note 1) .............           .50%            .42%            .34%            .35%            .10%
                                    ===========     ===========     ===========     ===========     ===========
Ratio of allowance to loans, net
  of unearned discounts, out-
  standing at December 31, ......          1.58%           1.70%           1.70%           1.53%           1.49%
                                    ===========     ===========     ===========     ===========     ===========

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

    Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.58% and 1.70% of total loans of bank subsidiaries, net of unearned income, for December 31, 1998 and 1997, respectively.

    The amount charged against 1998 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover potential loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

    The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

                                                                 AT DECEMBER 31,
                ------------------------------------------------------------------------------------------------------------------
                         1998                    1997                  1996                    1995                   1994
                ---------------------  ---------------------   --------------------   ----------------------  --------------------
                             PERCENT                PERCENT                PERCENT                  PERCENT               PERCENT
                ALLOWANCE    OF LOANS  ALLOWANCE    OF LOANS   ALLOWANCE   OF LOANS   ALLOWANCE     OF LOANS  ALLOWANCE   OF LOANS
                ---------    --------  ---------    --------   ---------   --------   ---------     --------  ---------   --------
                                                              (Dollars in Thousands)
Commercial,
financial and
  agricultural   $15,022       55.2%    $14,149       55.2%    $12,981       58.3%     $11,569       59.7%    $10,335       58.3%
Real estate
  mortgage ...     3,616       13.3       3,323       12.9       3,467       15.6        3,219       16.6       3,123       17.6
Real estate
  construction     1,582        5.8       1,047        4.1         586        2.6          633        3.3         720        4.1
Consumer .....     4,207       15.5       4,813       18.8       2,901       13.1        1,999       10.4       1,898       10.7
Foreign ......     1,124       10.2       1,184        9.0       1,101       10.4        1,035       10.0         949        9.3
                 -------      -----     -------      -----     -------      -----      -------      -----     -------      -----
                 $25,551      100.0%    $24,516      100.0%    $21,036      100.0%     $18,455      100.0%    $17,025      100.0%
                 =======      =====     =======      =====     =======      =====      =======      =====     =======      =====

                                      DEPOSITS

     The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:


                                              For the Years ended December 31,
                                            ------------------------------------
                                                1998        1997         1996
                                            ----------   ----------   ----------
                                                    (Dollars in Thousands)
Deposits:
   Demand - non-interest bearing
          Domestic ......................   $  377,084   $  317,759   $  256,186
          Foreign .......................       56,779       43,620       41,353
                                            ----------   ----------   ----------
          Total demand non-interest
            bearing .....................      433,863      361,379      297,539
                                            ----------   ----------   ----------
   Savings and interest bearing demand
          Domestic ......................      660,870      560,956      459,451
          Foreign .......................      206,724      161,603      157,639
                                            ----------   ----------   ----------
          Total savings and interest
            bearing demand ..............      867,594      722,559      617,090
                                            ----------   ----------   ----------

   Time certificates of deposit
     $100,000 or more:
          Domestic ......................      465,789      363,471      280,550
          Foreign .......................      713,060      602,170      546,643

     Less than $100,000:
          Domestic ......................      543,211      541,686      365,232
          Foreign .......................      251,399      219,044      201,700
                                            ----------   ----------   ----------
   Total time, certificates of
       deposit ..........................    1,973,459    1,726,371    1,394,125
                                            ----------   ----------   ----------

   Total deposits .......................   $3,274,916   $2,810,309   $2,308,754
                                            ==========   ==========   ==========
Interest Expense:
   Savings and interest bearing demand
          Domestic ......................   $   21,580   $   17,559   $   14,079
          Foreign .......................        4,839        4,593        4,311
                                            ----------   ----------   ----------
   Total savings and interest
     bearing demand .....................       26,419       22,152       18,390
                                            ----------   ----------   ----------

   Time, certificates of deposit
     $100,000 or more
          Domestic ......................       24,484       19,256       14,193
          Foreign .......................       36,865       32,532       28,561
     Less than $100,000
          Domestic ......................       28,746       27,200       17,872
          Foreign .......................       11,728       10,425        9,091
                                            ----------   ----------   ----------
   Total time, certificates
     of deposit .........................      101,823       89,413       69,717
                                            ----------   ----------   ----------

   Total interest expense on deposits ...   $  128,242   $  111,565   $   88,107
                                            ==========   ==========   ==========

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:


                                                    DECEMBER 31, 1998
                                                  ----------------------
                                                  (Dollars in Thousands)
      3 months or less...........................       $  575,516
      Over 3 but through 12 months...............          491,583
      Over 12 months.............................          140,841
                                                        ----------
           Total.................................       $1,207,940
                                                        ==========


                             RETURN ON EQUITY AND ASSETS

     Certain key ratios for the Company for the years ended December 31, 1998, 1997 and 1996 follows (Note 1):

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                                1998       1997       1996
                                              -------     ------    -------
Percentage of net income to:
   Average shareholders' equity ...........    15.48%     16.41%     17.45%
   Average total assets ...................     1.15       1.30       1.50
Percentage of average shareholders'
   equity to average total assets .........     7.43       7.91       8.59
Percentage of cash dividends per share
   to net income per share ................    23.65      11.37       9.87

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                                 FOREIGN ACTIVITIES

     Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 36 of the 1998 Annual Report to Shareholders which is incorporated herein by reference.

Item 2.  PROPERTIES

      The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The bank subsidiaries of IBC have a total of 93 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the 1998 Annual Meeting of Shareholders of the Company held on May 21, 1998, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 1999 Annual Meeting of shareholders and until his successor is duly elected and qualified.

                                                                          OFFICER OF
                                                                          THE COMPANY
     NAME                   AGE          POSITION OF OFFICE               OR IBC SINCE
   -------                 -----         ------------------              --------------
Dennis E. Nixon              56          Chairman of the Board and            1979
                                         President of the Company,
                                         Chief Executive Officer of IBC

Leonardo Salinas             65          Vice President of the Company        1982
                                         and Senior Executive Vice
                                         President of IBC

R. David Guerra              46          Vice President of the Company        1986
                                         and President of IBC McAllen
                                         Branch

Imelda Navarro               41          Treasurer of the Company             1982
                                         and Senior Executive Vice
                                         President of IBC

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company or IBC during the past five years.

                                       PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

     The information set forth under the caption "Common Stock and Dividends" located on page 11 and 12 of Registrant's 1998 Annual Report is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 1998 Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 12 of Registrant's 1998 Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under the caption "Liquidity and Capital Resources" located on pages 5 and 6 of the Registrant's 1998 Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements located on pages 14 through 18 of Registrant's 1998 Annual Report are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.
                                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement dated April 15, 1999 entitled "Election of Directors" and (ii) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement dated April 15, 1999 entitled "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a) (8) of Securities and Exchange Commission Regulation S-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement dated April 15, 1999 entitled "Principal Shareholders" and "Security Ownership of Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement dated April 15, 1999 entitled "Interest of Management in Certain Transactions."

                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS

        1. The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 1998 Annual Report to Shareholders filed as an exhibit hereto and they include:

            Independent Auditors' Report

            Consolidated:
            Statements of Condition as of December 31, 1998 and 1997
            Statements of Income for the years ended December 31, 1998, 1997 and 1996
            Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996
            Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
            Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
            Notes to Financial Statements

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

            (3)(c) -Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.

            (10)*-Sublease between Commerce Bank and Americity Federal Savings Bank incorporated herein as an exhibit by reference to the Annual Report, Exhibit 11(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 23, 1982, SEC File No. 0-9439.

            (10a)*-Purchase and Assumption Agreement dated June 29, 1990 by and between the Resolution Trust Corporation, receiver of Valley Federal Savings Association and New Valley Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report,
            Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

            (10b)*-Purchase and Assumption Agreement for Oakar transaction dated June 29, 1990 between New Valley Federal Savings Association, International Bancshares Corporation and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1991, SEC File No. 0-9439.

            (10c)*-Purchase and Assumption Agreement dated June 21, 1991 by and between the Resolution Trust Corporation, receiver of Travis Federal Savings and Loan Association and New Travis Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(c) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

            (10d)*-Oakar Agreement dated June 21, 1991 between New Travis Federal Savings Association and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report,
            Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

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

            (10m)*+-Executive Incentive Compensation Plan of the Registrant incorporated herein by reference to exhibit "A" of the Registrant's Proxy Statement filed with the Securities Exchange Commission on April 15, 1997, SEC File No. 09439.

            (10n)*- Agreement and Plan of Merger by and among International Bancshares Corporation, University Bancshares, Inc., Joe L. Allbritton and Robert L. Allbritton, dated as of August 15, 1997.

            (13)**-International Bancshares Corporation 1998 Annual Report

            (21) -List of Subsidiaries of International Bancshares Corporation
                  as of March 19, 1999

            (23) -Accountants' Consent

            (27) -Financial Data Schedule

            -----------------------
            *  Previously filed
            ** Deemed filed only with respect to those portions thereof incorporated herein by reference
            +  Executive Compensation Plans and Arrangements

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

                                    Date:   MARCH 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


      SIGNATURES                     TITLE                      DATE
    -------------                   --------                   ------
 /s/ DENNIS E. NIXON          President and Director          MARCH 29, 1999
 Dennis E. Nixon              (Principal Executive Officer)

 /s/ IMELDA NAVARRO           Treasurer                       MARCH 29, 1999
 Imelda Navarro               (Principal Financial Officer)

 /s/ LEONARDO SALINAS         Vice President and              MARCH 29, 1999
 Leonardo Salinas             Director

 /s/ LESTER AVIGAEL           Director                        MARCH 29, 1999
 Lester Avigael

 /s/ IRVING GREENBLUM         Director                        MARCH 29, 1999
 Irving Greenblum

 /s/ R. DAVID GUERRA          Director                        MARCH 29, 1999
 R. David Guerra

 /s/ RICHARD E. HAYNES        Director                        MARCH 29, 1999
 Richard E. Haynes

 /s/ ROY JENNINGS, JR.        Director                        MARCH 29, 1999
 Roy Jennings, Jr.

___________________________   Director                        ______________
 Sioma Neiman

 /s/ ANTONIO R. SANCHEZ JR.   Director                        MARCH 29, 1999
 Antonio R. Sanchez Jr.

 /s/ PEGGY J. NEWMAN          Director                        MARCH 29, 1999
 Peggy J. Newman

                                  EXHIBIT INDEX

Exhibit (3)(c) -  Articles of Amendment to the Articles of Incorporation of
                  International Bancshares Corporation dated May 22, 1998, page
                  35

Exhibit 13 -      International Bancshares Corporation 1998 Annual Report,
                  Exhibit 13, page 1

Exhibit 21 -      List of Subsidiaries of International Bancshares Corporation
                  as of March 19, 1999, page 130

Exhibit 23 -      Accountants' Consent, page 131

Exhibit 27 -      Financial Data Schedule, page 132