Form 10-Q
period 1999-03-31
INTERNATIONAL BANCSHARES CORP
filed 1999-05-17
CIK 315709

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended MARCH 31, 1999

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

           CLASS                                  SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value                   14,109,726 shares outstanding at
                                                           May 7, 1999

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                               (DOLLARS IN THOUSANDS)

                                                       March 31,    December 31,
           ASSETS                                        1999           1998
           ------                                    -----------    -----------


Cash and due from banks ..........................   $   109,780    $    94,594

Federal funds sold ...............................        34,000         26,000
                                                     -----------    -----------

             Total cash and cash equivalents .....       143,780        120,594

Time deposits with banks .........................         1,481          1,373

Investment securities:
  Held to maturity
    (Market value of $2,310 on March 31, 1999
    and $2,505 on December 31, 1998) .............         2,312          2,508
  Available for sale
    (Amortized cost of $2,654,829 on March 31,
    1999 and $2,991,836 on December 31, 1998) ....     2,668,639      3,005,369
                                                     -----------    -----------

             Total investment securities .........     2,670,951      3,007,877

Loans:
   Commercial, financial and agricultural ........       903,573        896,060
   Real estate - mortgage ........................       231,992        215,689
   Real estate - construction ....................        93,453         94,374
   Consumer ......................................       244,510        250,917
   Foreign .......................................       179,732        166,324
                                                     -----------    -----------

             Total loans .........................     1,653,260      1,623,364

   Less unearned discounts .......................        (7,115)        (8,025)
                                                     -----------    -----------

             Loans, net of unearned discounts ....     1,646,145      1,615,339

   Less allowance for possible loan losses .......       (26,324)       (25,551)
                                                     -----------    -----------

             Net loans ...........................     1,619,821      1,589,788
                                                     -----------    -----------

Bank premises and equipment, net .................       141,380        137,568
Accrued interest receivable ......................        30,087         31,542
Other investments ................................       109,348         16,026
Intangible assets ................................        46,569         44,971
Other assets .....................................        43,318         38,138
                                                     -----------    -----------

             Total assets ........................   $ 4,806,735    $ 4,987,877
                                                     -----------    -----------

                                                                    (Continued)

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                               (DOLLARS IN THOUSANDS)



                                                     March 31,      December 31,
                                                       1999             1998
                                                   -----------      -----------


      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ...........     $   459,656      $   414,412
     Savings and interest bearing demand .....         940,066          947,408
     Time ....................................       2,045,055        2,007,817
                                                   -----------      -----------

             Total deposits ..................       3,444,777        3,369,637

   Federal funds purchased and securities
     sold under repurchase agreements ........         121,550          135,700
   Other borrowed funds ......................         810,000        1,074,000
   Other liabilities .........................          53,001           38,257
                                                   -----------      -----------

             Total liabilities ...............       4,429,328        4,617,594
                                                   -----------      -----------

Shareholders' equity:

   Common stock of $1.00 par value ...........
     Authorized 40,000,000 shares;
     issued 16,814,259 shares in 1999
     and 16,790,999 shares in 1998 ...........          16,814           16,791
   Surplus ...................................          22,712           22,250
   Retained earnings .........................         348,446          341,025
   Accumulated other comprehensive income ....           8,976            8,797
                                                   -----------      -----------

                                                       396,948          388,863
     Less cost of shares in treasury,
     2,691,225 shares in 1999 and
     2,670,927 shares in 1998 ................         (19,541)         (18,580)
                                                   -----------      -----------

             Total shareholders' equity ......         377,407          370,283
                                                   -----------      -----------


             Total liabilities and
                shareholders' equity .........     $ 4,806,735      $ 4,987,877
                                                   ===========      -----------





See accompanying notes to interim condensed consolidated financial statements.

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended

                                                                 MARCH 31,
                                                           ---------------------
                                                             1999          1998
                                                           -------       -------
Interest income:
   Loans, including fees ...........................       $37,609       $34,976
   Time deposits with banks ........................            22            28
   Federal funds sold ..............................           176           498
   Investment securities:
     Taxable .......................................        42,585        42,788
     Tax-exempt ....................................           662            19
   Other interest income ...........................           120           120
                                                           -------       -------

          Total interest income ....................        81,174        78,429
                                                           -------       -------

Interest expense:
   Savings deposits ................................         6,709         6,567
   Time deposits ...................................        23,849        25,134
   Federal funds purchased and securities
    sold under repurchase agreements ...............         1,486         6,192
   Other borrowings ................................        11,692         4,866
                                                           -------       -------

             Total interest expense ................        43,736        42,759
                                                           -------       -------

             Net interest income ...................        37,438        35,670

Provision for possible loan losses .................         2,187         2,126
                                                           -------       -------

             Net interest income after
                provision for possible
                loan losses ........................        35,251        33,544
                                                           -------       -------

Non-interest income:
   Service charges on deposit accounts .............         6,879         4,874
   Other service charges, commissions
     and fees ......................................         2,390         2,397
   Investment securities transactions ..............           457           403
   Other income ....................................         2,975         2,884
                                                           -------       -------

             Total non-interest income .............        12,701        10,568
                                                           -------       -------

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Three Months Ended

                                                               MARCH 31,
                                                     ---------------------------
                                                          1999          1998
                                                     -----------     -----------

Non-interest expense:
   Employee compensation and benefits ..........          10,115           9,709
   Occupancy ...................................           1,545           1,617
   Depreciation of premises and equipment ......           2,862           2,401
   Professional fees ...........................             977             880
   Stationery and supplies .....................             662             909
   Amortization of intangible assets ...........             927             993
   Other .......................................           6,930           7,508
                                                     -----------     -----------

             Total non-interest expense ........          24,018          24,017
                                                     -----------     -----------

             Income before income taxes ........          23,934          20,095

Income taxes ...................................           8,039           6,497
                                                     -----------     -----------

             Net Income ........................     $    15,895     $    13,598
                                                     ===========     ===========


Basic earnings per common share:

   Net Income ..................................     $      1.13     $       .97

   Weighted average number of shares
     outstanding ...............................      14,121,720      14,038,801

Diluted earnings per common share:

   Net Income ..................................     $      1.11     $       .95

   Weighted average number of shares
     outstanding ...............................      14,336,483      14,305,654




See accompanying notes to interim condensed consolidated financial statements.

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                               (DOLLARS IN THOUSANDS)


                                                           Three Months Ended

                                                                MARCH 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------


Net Income ..........................................     $ 15,895     $ 13,598
                                                          --------     --------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses) on
      securities arising during period, net
      of reclassification adjustment for
      (gains) losses included in net income .........          179       (1,905)
                                                          --------     --------

Comprehensive income ................................     $ 16,074     $ 11,693
                                                          ========     ========



See accompanying notes to interim condensed consolidated financial statements.

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (DOLLARS IN THOUSANDS)

                                                          Three Months Ended

                                                               MARCH 31,

                                                            1999         1998
                                                         ---------    ---------
Operating activities:

  Net Income .........................................   $  15,895    $  13,598

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses .............       2,187        2,126
      Recoveries on charged-off loans ................         281          439
      Net cost (profit) of operations for other
        real estate owned ............................          36         (110)
      Depreciation of bank premises and equipment ....       2,862        2,401
      Accretion of investment securities discounts ...      (2,823)        (960)
      Amortization of investment securities premiums .       3,709        3,436
      Realized gain on investment securities
        transactions, net ............................        (457)        (403)
      Gain on sale of bank premises and equipment ....         (11)         (35)
      Decrease in accrued interest receivable ........       1,479        1,083
      Increase in other liabilities ..................      14,682        8,199
                                                         ---------    ---------

           Net cash provided by operating activities .      37,840       29,774
                                                         ---------    ---------

Investing activities:

  Cash acquired in purchase transaction ..............      20,320         --
  Proceeds from maturities of securities .............       1,350          425
  Proceeds from sales of available
    for sale securities ..............................     253,463      169,859
  Purchases of available for sale securities .........    (197,722)    (447,960)
  Principal collected on mortgage-backed securities ..     279,585      192,668
  Proceeds from matured time deposits with banks .....         189          993
  Purchases of time deposits with banks ..............        (297)        (185)
  Net (increase) decrease in loans ...................     (27,998)       4,421
  Net (increase) decrease in other assets ............     (97,570)      27,036
  Purchase of bank premises and equipment ............      (6,172)      (4,877)
  Proceeds from sale of bank premises and equipment ..          31           82
                                                         ---------    ---------

           Net cash provided (used in)
              investing activities ...................     225,179      (57,538)
                                                         ---------    ---------

               INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                               (DOLLARS IN THOUSANDS)

                                                           Three Months Ended

                                                                MARCH 31,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------

Financing activities:

  Net increase (decrease) in non-interest bearing
    demand deposits ..................................      44,318       (3,001)
  Net (decrease) increase in savings and interest
    bearing demand deposits ..........................     (15,566)      39,811
  Net increase in time deposits ......................      18,515       77,382
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements ......     (14,150)    (128,610)
  Proceeds from issuance of other borrowed funds .....     360,000      406,000
  Principal payments on other borrowed funds .........    (624,000)    (430,000)
  Purchase of treasury stock .........................        (961)        (537)
  Proceeds from stock transactions ...................         485        1,292
  Payment of cash dividends ..........................      (8,474)        --
                                                         ---------    ---------

           Net cash used in financing activities .....    (239,833)     (37,663)
                                                         ---------    ---------

  Increase (decrease) in cash and cash equivalents ...      23,186      (65,427)

  Cash and cash equivalents
    at beginning of year .............................     120,594      237,763
                                                         ---------    ---------
  Cash and cash equivalents
    at end of period .................................   $ 143,780    $ 172,336
                                                         =========    =========


Supplemental cash flow information:
    Interest paid ....................................   $  42,455    $  44,654
    Income taxes paid ................................          80         --


Supplemental schedule of noncash investing and
    financing activities relating to the purchase
    transaction:
      Loans acquired .................................   $   4,503    $    --
      Other assets acquired ..........................       3,112         --
      Deposits and other liabilities assumed .........      27,935         --




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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operation, or liquidity.

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 further amends Statement 65, "Accounting for Certain Mortgage Banking Activities, as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Company does not expect that the adoption of SFAS No. 134 will have a material impact on the Company's financial position, results of operation, or liquidity.

NOTE 2 - INVESTMENT SECURITIES

      The Company classifies debt and equity securities into one of these categories: held-to maturity, available-for-sale, or trading. Such classifications are reassessed for appropriate classification at each reporting date. Securities classified as "held-to-maturity" are carried at amortized cost for financial statement reporting, while securities classified as "available-for-sale" and "trading" are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as "trading", while unrealized holding gains and losses related to those securities classified as "available-for-sale" are excluded from net income and reported net of tax as other comprehensive income and as a separate component of shareholders' equity until realized.

      A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                    March 31,      December 31,
                                                      1999             1998
                                                   ----------       ----------
                                                      (Dollars in Thousands)

U. S. Treasury and federal agencies
      Available for sale .....................     $2,441,817       $2,759,083
States and political subdivisions
      Held to maturity .......................            322              518
      Available for sale .....................         72,163           28,200
Other
      Held to maturity .......................          1,990            1,990
      Available for sale .....................        154,659          218,086
                                                   ----------       ----------

      Total investment securities ............     $2,670,951       $3,007,877
                                                   ==========       ==========

NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      A summary of the transactions in the allowance for possible loan losses is as follows:
                                                       March 31,       March 31,
                                                         1999            1998
                                                       --------        --------
                                                        (Dollars in Thousands)

Balance at January 1 ...........................       $ 25,551        $ 24,516

      Losses charged to allowance ..............         (1,695)         (1,943)
      Recoveries credited to allowance .........            281             439
                                                       --------        --------

      Net losses charged to allowance ..........         (1,414)         (1,504)

      Provisions charged to operations .........          2,187           2,126
                                                       --------        --------

Balance at March 31 ............................       $ 26,324        $ 25,138
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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the three month period of both 1999 and 1998 was not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at March 31, 1999, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 4 - STOCK AND CASH DIVIDENDS

      All per share data presented has been restated to reflect the stock split effected through a stock dividend which became effective May 22, 1998 and resulted in the issuance of 3,349,777 shares of Common Stock. A special cash dividend of $.50 and $.40 per share was paid to holders of record of Common Stock on April 20, 1998 and October 15, 1998, respectively. A special cash dividend of $.60 per share and a 25% stock split effected through a stock dividend was declared on March 18, 1999 and April 1, 1999 for all holders of Common Stock of record on March 31, 1999 and May 20, 1999, respectively, with said dividends made payable on April 15, 1999 and June 11, 1999, respectively.

      The Company does not have a formal stock repurchase program; however, the Company occasionally repurchases shares of Common Stock, including repurchases related to the exercise of stock options through the surrender of other shares of Common Stock of the Company owned by the option holders. Stock repurchases are presented quarterly at the Company's Board of Director meetings and the Board of Directors has stated that they will not permit purchases of more than a total of $23,000,000 of stock. In the past, the board has increased previous caps once they were met, but there are no assurances that an increase of the $23,000,000 cap will occur in the future. As of March 31, 1999, the Company had repurchased shares in the cumulative total amount of $19,541,000.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 567,408 and 153,784 shares remain available for the issuance of options under the new Plan. The 230,369 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of March 31, 1999, options to acquire 230,369 and 413,624 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

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

      The Company's lead bank subsidiary has invested in several lease financing transactions. Two of the lease financing transactions have been examined by the Internal Revenue Service ("IRS"). In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for one of the transactions and the affected partnership has submitted a Protest contesting the adjustments. The Company has been advised that the IRS intends to issue a Notice of Proposed Adjustments to Affected Items of a Partnership for the other transaction and that the partnership intends to file a Protest contesting the proposed adjustments. No reliable prediction can be made at this time as to the likely outcome of the Protests; however, if the Protests are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the first quarter of 1999 was $15,895,000 or $1.13 per share basic ($1.11 per share - diluted) compared to $13,598,000 or $.97 per share - basic ($.95 per share - diluted) in the first quarter of 1998, which represents a 17% increase over the corresponding 1998 period.

      Historically, the Company's acquisitions have been accounted for using the purchase method of accounting which results in the creation of goodwill. The Company's goodwill is being amortized as a non-cash reduction of net income over time periods from ten to twenty years. "Cash" earnings reflect the net income of the Company excluding goodwill amortization. In computing the income tax adjustment, Management has considered tax deductible goodwill separately from non-tax deductible goodwill in making this calculation. The income tax on tax deductible goodwill has been computed using the standard corporate tax rate of 35%, and the non-tax deductible goodwill has been grossed-up using the same 35% tax rate to reflect the earnings result. These two calculations have been combined to reflect the net income tax adjustment displayed in the cash earnings table below. The table on the following page reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) to help facilitate peer group comparisons.

                                                        Three Months Ended
                                                              MARCH 31,
                                                      -------------------------
                                                         1999             1998
                                                      --------         --------
                                  (Dollars in Thousands, except per share data)

Reported net income ..........................        $ 15,895         $ 13,598
Amortization of intangible asset .............             927              993
Income tax adjustment ........................             (61)             (84)
                                                      --------         --------

Cash earnings ................................        $ 16,761         $ 14,507
                                                      ========         ========
Cash earnings per common share:
  Basic ......................................        $   1.19         $   1.03
  Diluted ....................................            1.17             1.01

      Total assets at March 31, 1999, were $4,806,735,000 which represents a 7% increase over total assets of $4,500,075,000 at March 31, 1998 and a 4% decrease from total assets of $4,987,877,000 at December 31, 1998. Deposits at March 31, 1999 were $3,444,777,000 which represents an increase of 5% over the $3,289,752,000 amount reported at March 31, 1998, and an increase of 2% over the $3,369,637,000 reported at December 31, 1998. Total loans at March 31, 1999 increased 14% to $1,653,260,000 from $1,445,309,000 reported at March 31, 1998, and increased 2% from the $1,623,364,000 reported at December 31, 1998. Other investments increased $93,322,000 to $109,348,000 at March 31, 1999 compared to $16,026,000 at March 31, 1998. The increase is primarily due to the purchase of bank owned life insurance. The slight decrease in total assets during the first quarter of 1999 can be attributed primarily to the contraction of the Company's earning asset base caused by a decline in the Company's wholesale liabilities, repurchase agreements and short term fixed borrowings. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB") decreased to $810,000,000 at March 31, 1999, from the $1,074,000,000 at December 31, 1998.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 1999 increased $1,768,000 (5%) over the same period in 1998.

      Investment securities increased .68% to $2,670,951,000 at March 31, 1999, from $2,652,867,000 at March 31, 1998. Unrealized gains and losses created by changes in the market values of available for sale securities are recognized as an adjustment to stockholders' equity, net of tax. Time deposits with other banks at March 31, 1999 increased 90% to $1,481,000 from $779,000 at March 31, 1998. Total federal funds sold increased (206%) to $34,000,000 for the first quarter of 1999 as compared to $11,100,000 for the first quarter of 1998.

      Interest and fees on loans for the three month period in 1999 increased $2,633,000 (8%) compared to the same period in 1998. Interest income on taxable and tax exempt investment securities for the first quarter in 1999 increased $440,000 (1%) from the same quarter in 1998. Interest income on time deposits with banks for the first quarter in 1999 decreased $6,000 (21%) from the same quarter in 1998. Interest income on federal funds sold for the first quarter in 1999 decreased $322,000 (65%) from the same quarter in 1998. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 1999 increased $2,745,000 (4%) from the same quarter in 1998. The slight increase in total interest income was primarily due to the income derived from the increase in the Company's loan portfolio.

      Total interest expense for savings deposits, time deposits and other borrowings increased $977,000 (2%) for the first quarter of 1999 from the same quarter in 1998. The increase in total interest expense was primarily due to larger volume which is partially attributable to the acquisition of the Laredo branch of Pacific Southwest Bank in the first quarter of 1999. As a result, net interest income for the first quarter of 1999 increased $1,768,000 or 5% over the same period in 1998. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $2,133,000 (20%) to $12,701,000 in the first quarter of 1999 as compared to $10,568,000 for the quarter ended March 31, 1998. The increases in non-interest income were primarily due to the increases in service charge income. The increase in service charges were attributable to the amount of account transaction fees received as a result of deposit growth and increased collection efforts.

      Non-interest expense increased $1,000 to $24,018,000 for the first quarter of 1999 as compared to $24,017,000 for the quarter ended March 31, 1998. Non-interest expense increased only slightly due to the Company's increased efforts to control expenses by maintaining optimum staffing levels, an effective budgeting process, and internal consolidation of bank functions.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 48% for the first quarter of 1999, compared to the year ago ratio of 52%.

      The allowance for possible loan losses increased 5% to $26,324,000 at the end of the first quarter of 1999 from $25,138,000 for the corresponding date in 1998. The provision for possible loan losses charged to expense increased 3% to $2,187,000 for the quarter ended March 31, 1999 from $2,126,000 from the same quarter in 1998. Increases in the allowance for possible loan losses were largely due to the increase in the size of the loan portfolio. The allowance for possible loan losses was 1.59% of total loans at March 31, 1999, compared to 1.74% at March 31, 1998 and 1.57% at December 31, 1998.

      At March 31, 1999, the Company had $4,806,735,000 of consolidated assets of which approximately $181,767,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico compared to $141,337,000 or 3% at March 31, 1998. Of the $181,767,000, 66% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 31% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions, however the deposit growth during the first quarter of 1999 was only partially attributable to a branch acquisition. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant although a stable portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 1999 and 1998 have been wholesale liabilities with, FHLB, FNMA, FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      During the first quarter of 1999, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1998.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter in 1999 and expects to continue to fund during 1999 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At March 31, 1999, shareholders' equity was $377,407,000 compared to $353,692,000 at March 31, 1998, an increase of
$23,715,000 or 7%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 6.64% and 6.50%, risk-weighted Tier 1 capital ratio of 13.50% and 13.36% and risk-weighted total capital ratio of 14.61% and 14.45% at March 31, 1999 and December 31, 1998, respectively. The core deposit intangibles and goodwill of $45,326,000 at March 31, 1999, booked in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 1999 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                             INTEREST RATE SENSITIVITY

                               (Dollars in Thousands)

                                         RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
      March 31, 1999                        3 MONTHS    OVER 3 MONTHS   OVER 1 YEAR                      TOTAL
     (Dollars in Thousands)                  OR LESS      TO 1 YEAR      TO 5 YEARS    OVER 5 YEARS
     ===========================================================================================================
     SECTION A
     -----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FED FUNDS SOLD                      $    34,000           -              -              -       $    34,000
     DUE FROM BANK INT EARNING                   198          1,283           -              -             1,481
     INVESTMENT SECURITIES                   313,038        528,286      1,412,943        416,684      2,670,951
     LOANS, NET OF NON-ACCRUALS            1,154,154        113,357        243,766        137,938      1,649,215
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                $ 1,501,390    $   642,926    $ 1,656,709    $   554,622    $ 4,355,647
     -----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS           $ 1,501,390    $ 2,144,316    $ 3,801,025    $ 4,355,647
     ===========================================================================================================
     SECTION B
     -----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                       $   940,290    $   850,188    $   254,266    $       311    $ 2,045,055
     OTHER INT BEARING DEPOSITS              940,066           -              -              -           940,066
     FED FUNDS PURCHASED & REPOS              85,464         32,726          3,360           -           121,550
     OTHER BORROWINGS                        810,000           -              -              -           810,000
     -----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES  $ 2,775,820    $   882,914    $   257,626    $       311    $ 3,916,671
     -----------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES    $ 2,775,820    $ 3,658,734    $ 3,916,360    $ 3,916,671
     ===========================================================================================================
     SECTION C
     -----------------------------------------------------------------------------------------------------------
     REPRICING GAP                       $(1,274,430)   $  (239,988)   $ 1,399,083    $   554,311    $   438,976
     CUMULATIVE REPRICING GAP            $(1,274,430)   $(1,514,418)   $  (115,335)   $   438,976
     RATIO OF INTEREST-SENSITIVE                .54            .73           6.43            -             1.11
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-             .54            .59            .97           1.11
        SENSITIVE ASSETS TO LIABILITIES
     ===========================================================================================================

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

      The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan consists of a five-phase program ("Action Plan") recommended by the Federal Financial Institutions Examination Council. This Action Plan consists of awareness, assessment, renovation, validation and implementation processes. The Action Plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion, and as of March 31, 1999, the Company was principally involved in the validation and implementation phases of the Action Plan. Testing of core applications, such as mainframe software, hardware, and network applications were substantially complete by December 31, 1998.

      Currently, the Company estimates that the total dollar amount to remediate its Year 2000 issue will be less than one million dollars. The data processing system which the Company purchased in 1990 was substantially Year 2000 compliant. The cost of remediating the remaining Year 2000 issues are based on management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. The related costs totaled approximately $660,000 for the year 1998 and the first quarter of 1999. The eligible costs are being expensed as incurred.

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

      Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent other entities not affiliated with the Company are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been ongoing between the Company and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1998 that addresses potential Year 2000 exposure in the loan portfolio. Correspondence has been sent by the Company to customers and suppliers during 1998 and the first quarter of 1999 urging them to adequately address their Year 2000 issues, and such communication is planned to continue throughout 1999. However, there can be no guarantee that customers and suppliers will become Year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 issue could have a material adverse effect on the Company.

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

FORWARD LOOKING INFORMATION

      Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

      Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:
(I) changes in local, state, national and international economic conditions,
(II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, and (IV) the loss of senior management or operating personnel, (V) the Company's inability to complete its Year 2000 action plan on a timely basis, and (VI) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company will be held May 20, 1999 for the following purposes: 1) To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; 2) To approve the appointment of independent auditors for the 1999 fiscal year; 3) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended March 31, 1999.

(b) Registrant filed a current report on Form 8-K on March 23, 1999, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

      Registrant filed a current report on Form 8-K on April 28, 1999, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a stock dividend by the Company.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION


Date:  MAY 17, 1999              /s/ DENNIS E. NIXON
       ------------             --------------------
                                Dennis E. Nixon
                                President


Date:  MAY 17, 1999              /s/ IMELDA NAVARRO
       ------------             -------------------
                                Imelda Navarro
                                Treasurer (Chief Accounting Officer)