Form 10-Q
period 1999-06-30
INTERNATIONAL BANCSHARES CORP
filed 1999-08-16
CIK 315709

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended JUNE 30, 1999

                                        OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________.

                          Commission file number 0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                        74-2157138
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                1200 SAN BERNARDO AVENUE, LAREDO, TEXAS 78042-1359
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (956) 722-7611
                      ------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 SHARES ISSUED AND OUTSTANDING
           -----                                --------------------------------
Common Stock, $1.00 par value                   17,230,133 shares outstanding at
                                                         August 9, 1999

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                              (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,       DECEMBER 31,
           ASSETS                                                                     1999            1998
                                                                                   -----------     -----------
Cash and due from banks .......................................................    $    97,549     $    94,594

Federal funds sold ............................................................             --          26,000
                                                                                   -----------     -----------

             Total cash and cash equivalents ..................................         97,549         120,594

Time deposits with banks ......................................................          1,679           1,373

Investment securities:
  Held to maturity
    (Market value of $2,310 on June 30, 1999
    and $2,505 on December 31, 1998) ..........................................          2,312           2,508
  Available for sale
    (Amortized cost of $2,926,725 on June 30,
    1999 and $2,991,836 on December 31, 1998) .................................      2,896,396       3,005,369
                                                                                   -----------     -----------

             Total investment securities ......................................      2,898,708       3,007,877

Loans:
   Commercial, financial and agricultural .....................................        962,230         896,060
   Real estate - mortgage .....................................................        254,906         215,689
   Real estate - construction .................................................        103,452          94,374
   Consumer ...................................................................        243,910         250,917
   Foreign ....................................................................        194,816         166,324
                                                                                   -----------     -----------

             Total loans ......................................................      1,759,314       1,623,364

   Less unearned discounts ....................................................         (7,592)         (8,025)
                                                                                   -----------     -----------

             Loans, net of unearned discounts .................................      1,751,722       1,615,339

   Less allowance for possible loan losses ....................................        (27,303)        (25,551)
                                                                                   -----------     -----------

             Net loans ........................................................      1,724,419       1,589,788
                                                                                   -----------     -----------

Bank premises and equipment, net ..............................................        142,687         137,568
Accrued interest receivable ...................................................         32,918          31,542
Other investments .............................................................        111,135          16,026
Intangible assets .............................................................         45,579          44,971
Other assets ..................................................................         51,378          38,138
                                                                                   -----------     -----------

             Total assets .....................................................    $ 5,106,052     $ 4,987,877
                                                                                   ===========     ===========
                                                                                                   (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                              (DOLLARS IN THOUSANDS)

                                                    June 30,        December 31,
                                                      1999              1998
                                                   -----------      -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ...........     $   455,299      $   414,412
     Savings and interest bearing demand .....         983,328          947,408
     Time ....................................       2,097,273        2,007,817
                                                   -----------      -----------

             Total deposits ..................       3,535,900        3,369,637

   Federal funds purchased and securities
     sold under repurchase agreements ........         115,704          135,700
   Other borrowed funds ......................       1,055,000        1,074,000
   Other liabilities .........................          37,192           38,257
                                                   -----------      -----------

             Total liabilities ...............       4,743,796        4,617,594
                                                   -----------      -----------


Shareholders' equity:

   Common stock of $1.00 par value ...........
     Authorized 40,000,000 shares;
     issued 21,036,000 shares in 1999
     and 16,790,999 shares in 1998 ...........          21,036           16,791
   Surplus ...................................          23,022           22,250
   Retained earnings .........................         360,259          341,025
   Accumulated other comprehensive income ....         (19,713)           8,797
                                                   -----------      -----------

                                                       384,604          388,863
     Less cost of shares in treasury,
     3,436,568 shares in 1999 and
     2,670,927 shares in 1998 ................         (22,348)         (18,580)
                                                   -----------      -----------

             Total shareholders' equity ......         362,256          370,283
                                                   -----------      -----------


             Total liabilities and
                shareholders' equity .........     $ 5,106,052      $ 4,987,877
                                                   ===========      ===========

See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                             --------------------    --------------------
                                               1999        1998        1999        1998
                                             --------     -------    --------    --------
Interest income:
   Loans, including fees ................    $ 38,924     $35,643    $ 76,533    $ 70,619
   Time deposits with banks .............          29          21          51          49
   Federal funds sold ...................         265         388         441         886
   Investment securities:
     Taxable ............................      38,961      42,644      81,546      85,432
     Tax-exempt .........................       1,170          21       1,832          40
   Other interest income ................          74          56         194         176
                                             --------     -------    --------    --------
          Total interest income .........      79,423      78,773     160,597     157,202
                                             --------     -------    --------    --------
Interest expense:
   Savings deposits .....................       6,941       6,507      13,650      13,074
   Time deposits ........................      23,848      25,687      47,697      50,821
   Federal funds purchased and securities
    sold under repurchase agreements ....       1,456       2,612       2,942       8,804
   Other borrowings .....................       8,739       8,442      20,431      13,308
                                             --------     -------    --------    --------
             Total interest expense .....      40,984      43,248      84,720      86,007
                                             --------     -------    --------    --------
             Net interest income ........      38,439      35,525      75,877      71,195

Provision for possible loan losses ......       2,327       2,077       4,514       4,203
                                             --------     -------    --------    --------
             Net interest income after
                provision for possible
                loan losses .............      36,112      33,448      71,363      66,992
                                             --------     -------    --------    --------
Non-interest income:
   Service charges on deposit accounts ..       7,712       5,339      14,591      10,213
   Other service charges, commissions
     and fees ...........................       2,559       2,337       4,949       4,734
   Investment securities transactions ...        (352)      1,300         105       1,703
   Other investments ....................       1,786         360       2,866       1,567
   Other income .........................       2,172       1,393       4,067       3,080
                                             --------     -------    --------    --------
             Total non-interest income ..      13,877      10,729      26,578      21,297
                                             --------     -------    --------    --------

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                             --------------------------    --------------------------
                                                1999            1998          1999           1998
                                             -----------    -----------    -----------    -----------
Non-interest expense:
   Employee compensation and benefits ...         10,722          9,999         20,837         19,708
   Occupancy ............................          1,709          1,908          3,254          3,525
   Depreciation of premises and equipment          2,929          2,669          5,791          5,070
   Professional fees ....................          1,328            936          2,305          1,816
   Stationery and supplies ..............            769            750          1,431          1,659
   Amortization of intangible assets ....            990            992          1,917          1,985
   Other ................................          7,878          7,783         14,808         15,291
                                             -----------    -----------    -----------    -----------

             Total non-interest expense .         26,325         25,037         50,343         49,054
                                             -----------    -----------    -----------    -----------

             Income before income taxes .         23,664         19,140         47,598         39,235

Income taxes ............................          7,621          6,338         15,660         12,835
                                             -----------    -----------    -----------    -----------

             Net Income .................    $    16,043    $    12,802    $    31,938    $    26,400
                                             ===========    ===========    ===========    ===========

Basic earnings per common:

   Net Income ...........................    $      1.02    $       .82    $      2.14    $      1.78

   Weighted average number of shares
     outstanding ........................     15,729,302     15,686,135     14,929,952     14,867,018

Diluted earnings per common share:

   Net Income ...........................    $      1.00    $       .79    $      2.10    $      1.72

   Weighted average number of shares
     outstanding ........................     16,092,814     16,199,065     15,219,089     15,334,561

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                              (DOLLARS IN THOUSANDS)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                           ---------------------     ---------------------
                                             1999         1998         1999         1998
                                           --------     --------     --------     --------
Net Income ............................    $ 16,043     $ 12,802     $ 31,938     $ 26,400
                                           --------     --------     --------     --------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses)
       on securities arising during
       period, net of reclassification
       adjustment for (gains) losses
       included in net income .........     (28,689)      (3,780)     (28,510)      (5,685)
                                           --------     --------     --------     --------

Comprehensive income ..................    $(12,646)    $  9,022     $  3,428     $ 20,715
                                           ========     ========     ========     ========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                              (DOLLARS IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -------------------------
                                                                             1999           1998
                                                                           ---------     -----------
Operating activities:

  Net Income ..........................................................    $  31,938     $    26,400

  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible loan losses ..............................        4,514           4,203
      Recoveries on charged-off loans .................................          755             902
      Net cost (profit) of operations for other
        real estate owned .............................................          114             (28)
      Depreciation of bank premises and equipment .....................        5,791           5,070
      Accretion of investment securities discounts ....................       (6,703)         (3,591)
      Amortization of investment securities premiums ..................        6,387           6,841
      Realized gain on investment securities
        transactions, net .............................................         (105)         (1,703)
      Gain on sale of bank premises and equipment .....................          (30)            (56)
      (Increase) decrease in accrued interest
        receivable ....................................................       (1,352)          2,259
      (Decrease) increase in other liabilities ........................       (1,127)          2,241
                                                                           ---------     -----------

           Net cash provided by operating activities ..................       40,182          42,538
                                                                           ---------     -----------

Investing activities:

  Cash acquired in purchase transaction ...............................       20,320              --
  Proceeds from maturities of securities ..............................        1,850             975
  Proceeds from sales of available
    for sale securities ...............................................      560,097         385,729
  Purchases of available for sale securities ..........................     (932,959)     (1,054,741)
  Principal collected on mortgage-backed securities ...................      452,092         464,017
  Proceeds from matured time deposits with banks ......................          288           1,092
  Purchases of time deposits with banks ...............................         (594)           (482)
  Net increase in loans ...............................................     (135,397)        (38,449)
  Net (increase) decrease in other assets .............................     (106,505)         20,265
  Purchase of bank premises and equipment .............................      (10,412)        (10,463)
  Proceeds from sale of bank premises and equipment ...................           54             278
                                                                           ---------     -----------

           Net cash used in investing activities ......................     (151,166)       (231,779)
                                                                           ---------     -----------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                              (DOLLARS IN THOUSANDS)


                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                          1999         1998
                                                      -----------   -----------
Financing activities:

  Net increase (decrease) in non-interest
    bearing demand deposits ........................  $    39,961   $  (137,599)
  Net increase in savings and interest bearing
    demand deposits ................................       27,696       156,376
  Net increase in time deposits ....................       70,733        65,057
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements ....      (19,996)     (323,261)
  Proceeds from issuance of other borrowed funds ...    1,090,000     1,276,000
  Principal payments on other borrowed funds .......   (1,109,000)     (932,000)
  Purchase of treasury stock .......................       (3,768)         (630)
  Proceeds from stock transactions .................          813         2,151
  Payments of cash dividends .......................       (8,474)       (5,642)
  Payments of cash dividends in lieu of
    fractional shares ..............................          (26)          (41)
                                                      -----------   -----------

           Net cash provided by financing activities       87,939       100,411
                                                      -----------   -----------

           Decrease in cash and cash equivalents ...      (23,045)      (88,830)

  Cash and cash equivalents
    at beginning of year ...........................      120,594       237,763
                                                      -----------   -----------
  Cash and cash equivalents
    at end of period ...............................  $    97,549   $   148,933
                                                      ===========   ===========



Supplemental cash flow information:
    Interest paid ..................................  $    83,008   $    88,729
    Income taxes paid ..............................       13,685        12,834


Supplemental schedule of noncash investing and
    financing activities relating to the purchase
    transaction:
      Loans acquired ...............................  $     4,503   $        --
      Other assets acquired ........................        3,112            --
      Deposits and other liabilities assumed .......       27,935            --

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management of the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operation, or liquidity.

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

      A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

                                                      JUNE 30,      DECEMBER 31,
                                                         1999            1998
                                                     ----------       ----------
                                                         (DOLLARS IN THOUSANDS)
U. S. Treasury and federal agencies
      Held to maturity .......................       $     --         $     --
      Available for sale .....................        2,677,448        2,759,083
States and political subdivisions
      Held to maturity .......................              322              518
      Available for sale .....................           94,567           28,200
Other
      Held to maturity .......................            1,990            1,990
      Available for sale .....................          124,381          218,086
                                                     ----------       ----------

      Total investment securities ............       $2,898,708       $3,007,877
                                                     ==========       ==========

NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      A summary of the transactions in the allowance for possible loan losses is as follows:
                                                         1999            1998
                                                       --------        --------
                                                        (DOLLARS IN THOUSANDS)

Balance at January 1 ...........................       $ 25,551        $ 24,516

      Losses charged to allowance ..............         (3,517)         (3,501)
      Recoveries credited to allowance .........            755             902
                                                       --------        --------

      Net losses charged to allowance ..........         (2,762)         (2,599)

      Provisions charged to operations .........          4,514           4,203
                                                       --------        --------

Balance at June 30 .............................       $ 27,303        $ 26,120
                                                       ========        ========

      The Company classifies as impaired those loans where it is probable that all amounts due will not be collected according to contractual terms of the loan agreement. The Company has identified these loans through its normal loan review procedures. Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent. Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balance at the end of the six month period of both 1999 and 1998 was not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 1999, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 4 - STOCK AND CASH DIVIDENDS

      All per share data presented has been restated to reflect the 25% stock split effected through a stock dividend which became effective May 22, 1998 and May 20, 1999 and were paid on June 12, 1998 and June 11, 1999, respectively. Such stock dividends resulted in the issuance of 3,349,777 and 4,204,251 shares of Common Stock in 1998 and 1999, respectively. A special cash dividend of $.50 and $.40 per share was paid to holders of record of Common Stock on April 20, 1998 and October 15, 1998, respectively. A special cash dividend of $.60 per share was paid to holders of record of Common Stock on April 15, 1999.

      The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999. Under the stock repurchase program, the Company is authorized to repurchase up to $22,500,000 of its common stock through June 2000. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of August 12, 1999 a total of 393,541 shares were repurchased under this program at a cost of $17,215,000. Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $45,000,000. In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $45,000,000 cap will occur in the future. As of August 12, 1999 the Company has approximately $38,188,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 705,455 with 23,235 shares remaining available for the issuance of options under the new Plan. The 263,783 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of June 30, 1999, options to acquire 263,783 and 682,220 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

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

      The Company's lead bank subsidiary has invested in several lease financing transactions. Two of the lease financing transactions have been examined by the Internal Revenue Service ("IRS"). In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for one of the transactions and the affected partnership has submitted a Protest contesting the adjustments. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a Partnership for the other transaction and the partnership intends to file a Protest contesting the proposed adjustments. No reliable prediction can be made at this time as to the likely outcome of the Protests; however, if the Protests are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the second quarter of 1999 was $16,043,000 or $1.02 per share - basic ($1.00 per share - diluted) compared to $12,802,000 or $.82 per share - basic ($.79 per share - diluted) in the corresponding 1998 period.

      Historically, the Company's acquisitions have been accounted for using the purchase method of accounting which results in the creation of goodwill. The Company's goodwill is being amortized as a non-cash reduction of net income over time periods from ten to twenty years. "Cash" earnings reflect the net income of the Company excluding goodwill amortization. In computing the income tax adjustment, management has considered tax deductible goodwill separately from non-tax deductible goodwill in making this calculation. The income tax on tax deductible goodwill has been computed using the standard corporate tax rate of 35%, and the non-tax deductible goodwill has been grossed-up using the same 35% tax rate to reflect the earnings result. These two calculations have been combined to reflect the net income tax adjustment displayed in the cash earnings table on the following page. The table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) to help facilitate peer group comparisons.

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                     ---------------------     ---------------------
                                       1999         1998         1999         1998
                                     --------     --------     --------     --------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income .............    $ 16,043     $ 12,802     $ 31,938     $ 26,400
Amortization of intangible assets         990          992        1,917        1,985
Income tax adjustment ...........         (83)         (83)        (143)        (167)
                                     --------     --------     --------     --------

Cash earnings ...................    $ 16,950     $ 13,711     $ 33,712     $ 28,218
                                     ========     ========     ========     ========
Cash earnings per common share:
   Basic ........................    $   1.08     $    .87     $   2.26     $   1.90
   Diluted ......................    $   1.05     $    .85     $   2.22     $   1.84

      Total assets at June 30, 1999 were $5,106,052,000 which represents a 10% increase over total assets of $4,641,213,000 at June 30, 1998 and a 2% increase over total assets of $4,987,877,000 as of December 31, 1998. Deposits at June 30, 1999 were $3,535,900,000 an increase of 8% over the $3,259,394,000 amount reported at June 30, 1998, and an increase of 5% over the $3,369,637,000 amount reported at December 31, 1998. Total loans at June 30, 1999 increased 18% to $1,759,314,000 over $1,487,656,000 reported at June 30, 1998 and increased 8%
over the $1,623,364,000 amount reported at December 31, 1998. Other investments increased $95,109,000 to $111,135,000 due to the purchase of bank owned life insurance. The increase in assets and deposits during the first six months in 1999 reflects growth opportunities in the Company's market through its branch system. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") decreased to $1,055,000,000 at June 30, 1999, from $1,074,000,000 at December 31, 1998. Such funds are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the second quarter of 1999 increased $2,914,000 (8%) over the same period in 1998 and the increase is the result of the Company's efforts to manage interest rate risk.

      Investment securities increased 5% to $2,898,708,000 at June 30, 1999 over $2,768,625,000 at June 30, 1998. Time deposits with other banks at June 30, 1999 increased to $1,679,000 from $977,000 at June 30, 1998. There were no federal funds sold at June 30, 1999 as compared to $10,000,000 at June 30, 1998.

      Interest and fees on loans for the second quarter in 1999 increased $3,281,000 (9%) over the same quarter in 1998 and increased $5,914,000 (8%) for the six month period ended June 30, 1999 as compared to the same period in 1998. Interest income on taxable and tax exempt investment securities for the second quarter in 1999 decreased $2,534,000 (6%) from the same quarter in 1998 and decreased $2,094,000 (2%) for the six month period ended June 30, 1999 as compared to the same period in 1998. Interest income on time deposits with banks for the second quarter in 1999 increased $8,000 (38%) over the same quarter in 1998 and increased $2,000 (4%) for the six month period ended June 30, 1999 as compared to the same period in 1998. Interest income on federal funds sold for the second quarter in 1999 decreased $123,000 (32%) from the same quarter in 1998 and decreased $445,000 (50%) for the six month period ended June 30, 1999 as compared to the same period in 1998. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 1999 increased $650,000 (1%) over the same quarter in 1998 and increased $3,395,000 (2%) for the six month period ended June 30, 1999 as compared to the same period in 1998. The increase in total interest income was primarily due to income derived from the Company's loan portfolio.

      Total interest expense for savings deposit, time deposits and other borrowings decreased $2,264,000 (5%) for the second quarter of 1999 from the same quarter in 1998 and decreased $1,287,000 (1%) for the six month period ended June 30, 1999 from the same period in 1998. The decrease in total interest expense was primarily due to the decrease in short-term fixed borrowings compared to the corresponding 1998 period. As a result, net interest income for the second quarter of 1999 increased $2,914,000 (8%) over the same period in 1998 and increased $4,682,000 (7%) for the six month period ended June 30, 1999 over the corresponding period in 1998. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $3,148,000 (29%) to $13,877,000 in the second quarter of 1999 as compared to $10,729,000 for the quarter ended June 30, 1998 and increased $5,281,000 (25%) to $26,578,000 for the six month period ended June 30, 1999 as compared to $21,297,000 for the six months ended June 30, 1998. The increase in non-interest income was primarily due to the increase in service charge income. The increase in service charges was attributable to the amount of account transaction fees received as a result of the deposit growth, new deposit products and increased collection efforts.

      Non-interest expense increased $1,288,000 (5%) to $26,325,000 for the second quarter of 1999 as compared to $25,037,000 for the quarter ended June 30, 1998 and increased $1,289,000 (3%) to $50,343,000 for the six month period ended June 30, 1999 as compared to $49,054,000 for the six months ended June 30, 1998. Non-interest expense increased only slightly due to the Company's increased efforts to control expenses by maintaining optimum staffing levels, an effective budgeting process, and internal consolidation of bank functions.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 49% for the six month period ended June 30, 1999, compared to the year ago ratio of 53%.

      The allowance for possible loan losses increased 5% to $27,303,000 at the end of the second quarter of 1999 from $26,120,000 for the corresponding date in 1998. The provision for possible loan losses charged to expense increased 7% to $4,514,000 for the first six months of 1999 compared to $4,203,000 for the first six months of 1998. Increases in the allowance for possible loan losses were largely due to the increase in the size of the loan portfolio. The allowance for possible loan losses was 1.55% of total loans at June 30, 1999, compared to 1.76% at June 30, 1998 and 1.57% at December 31, 1998.

      On June 30, 1999, the Company had $5,106,052,000 of consolidated assets of which approximately $196,604,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico. Of the $196,604,000, 63% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 34% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions, however the deposit growth during the first two quarters of 1999 was only partially attributable to a branch acquisition. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 1999 and 1998 have been wholesale liabilities with FHLB, FNMA, and FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      During the first six months of 1999, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1998.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first six months in 1999 and expects to continue to fund during 1999 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At June 30, 1999, shareholders' equity was $362,256,000 compared to $357,797,000 at June 30, 1998, an increase of
$4,459,000 or 1%. This increase in capital resulted primarily from the retention of earnings. The Company had a leverage ratio of 6.90% and 6.50%, risk-weighted Tier 1 capital ratio of 14.01% and 13.36% and risk-weighted total capital ratio of 15.15% and 14.45% at June 30, 1999 and December 31, 1998, respectively. The core deposit intangibles and goodwill of $44,407,000 at June 30, 1999, recorded in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 1999 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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


                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                      RATE/MATURITY     RATE/MATURITY     RATE/MATURITY     RATE/MATURITY
JUNE 30, 1999                            3 MONTHS       OVER 3 MONTHS      OVER 1 YEAR                       TOTAL
(DOLLARS IN THOUSANDS)                    OR LESS         TO 1 YEAR         TO 5 YEARS       OVER 5 YEARS
=====================================================================================================================
SECTION A
---------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS


FED FUNDS SOLD ...................             --                --                --                --          --
DUE FROM BANK INT EARNING ........              495             1,184              --                --         1,679
INVESTMENT SECURITIES ............          295,209           640,630         1,669,619           293,250   2,898,708
LOANS, NET OF NON-ACCRUALS .......        1,215,871           121,802           266,699           149,283   1,753,655
---------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............        1,511,575           763,616         1,936,318           442,533   4,654,042
---------------------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........        1,511,575         2,275,191         4,211,509         4,654,042
=====================================================================================================================
SECTION B
---------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................        1,007,626           866,142           223,177               328   2,097,273
OTHER INT BEARING DEPOSITS .......          983,328              --                --                --       983,328
FED FUNDS PURCHASED & REPOS ......           50,981            62,676             2,047              --       115,704
OTHER BORROWINGS .................        1,055,000              --                --                --     1,055,000
---------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES        3,096,935           928,818           225,224               328   4,251,305
---------------------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES .        3,096,935         4,025,753         4,250,977         4,251,305
=====================================================================================================================
SECTION C
---------------------------------------------------------------------------------------------------------------------
REPRICING GAP ....................       (1,585,360)         (165,202)        1,711,094           442,205     402,737
CUMULATIVE REPRICING GAP .........       (1,585,360)       (1,750,562)          (39,468)          402,737
RATIO OF INTEREST-SENSITIVE ......              .49               .82              8.60              --          1.09
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST- ...              .49               .57               .99        1.09
   SENSITIVE ASSETS TO LIABILITIES
=====================================================================================================================

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

           The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan consists of a five-phase program ("Action Plan") recommended by the Federal Financial Institutions Examination Council. This Action Plan consists of awareness, assessment, renovation, validation and implementation processes. The Action Plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion, and as of June 30, 1999, the Company was principally involved in the validation and implementation phases of the Action Plan. Testing of core applications, such as mainframe software, hardware, and network applications were substantially complete by December 31, 1998.

           Currently, the Company estimates that the total dollar amount to remediate its Year 2000 issue will be less than one million dollars. The data processing system which the Company purchased in 1990 was substantially Year 2000 compliant. The cost of remediating the remaining Year 2000 issues are based on management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. The related costs totaled approximately $660,000 for the year 1998 and the first two quarters of 1999. These costs are being expensed as incurred.

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

           Regardless of the Year 2000 compliance of the Company's systems, there is no complete assurance that the Company will not be adversely affected to the extent other entities not affiliated with the Company are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been ongoing between the Company and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1998 that addresses potential Year 2000 exposure in the loan portfolio. Correspondence has been sent by the Company to customers and suppliers during 1998 and the first half of 1999 urging them to adequately address their Year 2000 issues, and such communication is planned to continue throughout 1999. However, there can be no guarantee that customers and suppliers will become Year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems. Significant business interruptions or failures by key business customers, suppliers, trading partners or governmental agencies resulting from the effects of the Year 2000 issue could have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held May 20, 1999 for the consideration of the following items which were approved by the number of votes set forth:

                                              VOTES       VOTES           VOTES
                                               FOR        AGAINST     ABSTAINED
                                            ----------   ----------   ----------
    1) To elect eleven (10) directors of
    the Company until the next Annual
    Meeting of Shareholders and until
    their successors are elected and
    qualified; The following directors,
    constituting the entire board of
    directors, were elected:

    Lester Avigael ......................   11,187,336          515          750
    R. David Guerra .....................   11,187,851            0          750
    Irving Greenblum ....................   11,176,951       10,900          750
    Richard E. Haynes ...................   11,187,851            0          750
    Roy Jennings, Jr ....................   11,187,516          335          750
    Sioma Neiman ........................   11,187,851            0          750
    Peggy J. Newman .....................   11,187,851            0          750
    Dennis E. Nixon .....................   11,185,749        2,102          750
    Leonardo Salinas ....................   11,171,713       16,138          750
    A.R. Sanchez Jr .....................   11,180,719        7,132          750

    2)  To approve the appointment of
    independent auditors for the 1999
    fiscal year .........................   11,180,941          992        6,668


    3)  To transact such other business as
    may lawfully come before the meeting
    of any adjournment thereof.  Proxies
    were solicited pursuant to Schedule
    14A  under the  Securities  Exchange
    Act of 1934 .........................   11,188,601         NONE         NONE

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

           Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended June 30, 1999.

(b)  REPORTS ON FORM 8-K

           Registrant filed a current report on Form 8-K on May 12, 1999, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's First Quarter 1999 Earnings.

           Registrant filed a current report on Form 8-K on June 28, 1999, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's stock repurchase program.

           Registrant filed a current report on Form 8-K on July 16, 1999, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the expansion of the Company's stock repurchase program.

           Registrant filed a current report on Form 8-K on August 12, 1999, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's Second Quarter 1999 Earnings.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION


Date: AUGUST 16, 1999            /S/ DENNIS E. NIXON
      ---------------           -------------------------------------
                                  Dennis E. Nixon
                                  President

Date: AUGUST 16, 1999            /S/ IMELDA NAVARRO
      ---------------           -------------------------------------
                                  Imelda Navarro
                                  Treasurer (Chief Accounting Officer)

                             FINANCIAL DATA SCHEDULE

ITEM NUMBER                            ITEM DESCRIPTION

9-03(1)         97,549    Cash and due from banks
9-03(2)          1,679    Interest-bearing deposits
9-03(3)           -       Federal funds sold-purchased securities for
                            resale
9-03(4)           -       Trading account assets
9-03(5)      2,896,396    Investment and mortgage backed securities
                            held for sale
9-03(6)          2,312    Investment and mortgage backed securities
                            held to maturity - carrying value
9-03(6)          2,310    Investment and mortgage backed securities
                            held to maturity - market value
9-03(7)      1,759,314    Loans
9-03(7)(2)      27,303    Allowance for losses
9-03(11)     5,106,052    Total assets
9-03(12)     3,535,900    Deposits
9-03(13)       955,000    Short-term borrowing
9-03(15)        37,192    Other liabilities
9-03(16)       100,000    Long-term debt
9-03(19)          -       Preferred stock-mandatory redemption
9-03(20)          -       Preferred stock-no mandatory redemption
9-03(21)        21,036    Common stocks
9-03(22)       341,220    Other stockholder's equity
9-03(23)     5,106,052    Total liabilities and stockholders' equity
9-04(1)         76,533    Interest and fees on loans
9-04(2)         83,870    Interest and dividends on investments
9-04(4)            194    Other interest income
9-04(5)        160,597    Total interest income
9-04(6)         61,347    Interest on deposits
9-04(9)         84,720    Total interest expense
9-04(10)        75,877    Net interest income
9-04(11)         4,514    Provision for loan losses
9-04(13)(h)        105    Investment securities gains/losses
9-04(14)        50,343    Other expenses
9-04(15)        47,598    Income/loss before income tax
9-04(17)        47,598    Income/loss before extraordinary items
9-04(18)          -       Extraordinary items, less tax
9-04(19)          -       Cumulative change in accounting principles
9-04(20)        31,938    Net income or loss
9-04(21)         2.14     Earnings per share - basic
9-04(21)         2.10     Earnings per share - diluted