Form 10-Q
period 1999-09-30
INTERNATIONAL BANCSHARES CORP
filed 1999-11-12
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended SEPTEMBER 30, 1999

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

        CLASS                                    SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value                  17,236,345 shares outstanding at
                                                       November 8, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                     SEPTEMBER 30,  DECEMBER 31,
           ASSETS                                       1999           1998
           ------                                    ------------   -----------

Cash and due from banks ............................  $   108,195   $    94,594

Federal funds sold .................................       21,500        26,000
                                                      -----------   -----------

             Total cash and cash equivalents .......      129,695       120,594

Time deposits with banks ...........................        1,778         1,373

Investment securities:
  Held to maturity
    (Market value of $2,405 on September 30,
    1999 and $2,505 on December 31, 1998) ..........        2,406         2,508
  Available for sale
    (Amortized cost of $3,043,097 on September 30,
    1999 and $2,991,836 on December 31, 1998) ......    2,995,884     3,005,369
                                                      -----------   -----------

             Total investment securities ...........    2,998,290     3,007,877

Loans:
   Commercial, financial and agricultural ..........    1,031,258       896,060
   Real estate - mortgage ..........................      268,212       215,689
   Real estate - construction ......................      102,947        94,374
   Consumer ........................................      173,814       250,917
   Foreign .........................................      199,482       166,324
                                                      -----------   -----------

             Total loans ...........................    1,775,713     1,623,364

   Less unearned discounts .........................       (8,109)       (8,025)
                                                      -----------   -----------

             Loans, net of unearned discounts ......    1,767,604     1,615,339

   Less allowance for possible loan losses .........      (26,808)      (25,551)
                                                      -----------   -----------

             Net loans .............................    1,740,796     1,589,788
                                                      -----------   -----------

Bank premises and equipment, net ...................      143,370       137,568
Accrued interest receivable ........................       33,755        31,542
Other investments ..................................      127,882        16,026
Intangible assets ..................................       44,588        44,971
Other assets .......................................       54,731        38,138
                                                      -----------   -----------

             Total assets ..........................  $ 5,274,885   $ 4,987,877
                                                      ===========   ===========
                                                                    (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                                           SEPTEMBER 30,  DECEMBER 31,
                                              1999           1998
                                           ------------   -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ......  $   473,872   $   414,412
     Savings and interest bearing demand       892,766       947,408
     Time ...............................    2,058,318     2,007,817
                                           -----------   -----------

             Total deposits .............    3,424,956     3,369,637

   Federal funds purchased and securities
     sold under repurchase agreements ...      131,681       135,700
   Other borrowed funds .................    1,325,000     1,074,000
   Other liabilities ....................       48,812        38,257
                                           -----------   -----------

             Total liabilities ..........    4,930,449     4,617,594
                                           -----------   -----------


Shareholders' equity:

   Common stock of $1.00 par value ......
     Authorized 40,000,000 shares;
     issued 21,072,378 shares in 1999
     and 16,790,999 shares in 1998 ......       21,072        16,791
   Surplus ..............................       23,681        22,250
   Retained earnings ....................      369,516       341,025
   Accumulated other comprehensive income      (30,688)        8,797
                                           -----------   -----------

                                               383,581       388,863
     Less cost of shares in treasury,
     3,816,781 shares in 1999 and
     2,670,927 shares in 1998 ...........      (39,145)      (18,580)
                                           -----------   -----------

             Total shareholders' equity .      344,436       370,283
                                           -----------   -----------


             Total liabilities and
                shareholders' equity ....  $ 5,274,885   $ 4,987,877
                                           ===========   ===========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                            ---------------------   ---------------------
                                              1999        1998        1999        1998
                                            ---------   ---------   ---------   ---------
Interest income:
   Loans, including fees .................  $  40,702   $  37,603   $ 117,235   $ 108,222
   Time deposits with banks ..............         24          17          75          66
   Federal funds sold ....................        158         207         599       1,093
   Investment securities:
     Taxable .............................     45,573      45,968     127,119     131,400
     Tax-exempt ..........................      1,148          45       2,980          85
   Other interest income .................         75         103         269         279
                                            ---------   ---------   ---------   ---------

          Total interest income ..........     87,680      83,943     248,277     241,145
                                            ---------   ---------   ---------   ---------

Interest expense:
   Savings deposits ......................      6,811       6,555      20,461      19,629
   Time deposits .........................     24,305      25,747      72,002      76,568
   Federal funds purchased and securities
    sold under repurchase agreements .....      1,499       2,219       4,441      11,023
   Other borrowings ......................     14,857      12,779      35,288      26,087
                                            ---------   ---------   ---------   ---------

             Total interest expense ......     47,472      47,300     132,192     133,307
                                            ---------   ---------   ---------   ---------

             Net interest income .........     40,208      36,643     116,085     107,838

Provision for possible loan losses .......        636       2,170       5,150       6,373
                                            ---------   ---------   ---------   ---------

             Net interest income after
                provision for possible
                loan losses ..............     39,572      34,473     110,935     101,465
                                            ---------   ---------   ---------   ---------

Non-interest income:
   Service charges on deposit accounts ...      7,926       5,381      22,517      15,594
   Other service charges, commissions
     and fees ............................      2,159       2,329       7,108       7,063
   Investment securities transactions ....       (121)      1,642         (16)      3,345
   Other investments .....................      1,419      (3,824)      4,285      (2,267)
   Gain on sale of credit card receivables      6,530        --         6,530        --
   Other income ..........................      1,790       3,086       5,857       6,176
                                            ---------   ---------   ---------   ---------

             Total non-interest income ...     19,703       8,614      46,281      29,911
                                            ---------   ---------   ---------   ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (Dollars in Thousands, except per share data)


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                           ------------------------  ------------------------
                                              1999         1998         1999         1998
                                           -----------  -----------  -----------  -----------
Non-interest expense:
   Employee compensation and benefits ...       10,835        9,738       31,672       29,446
   Occupancy ............................        1,755        1,984        5,009        5,509
   Depreciation of premises and equipment        2,917        2,594        8,708        7,664
   Professional fees ....................        1,434          877        3,739        2,693
   Stationery and supplies ..............          699          637        2,130        2,296
   Amortization of intangible assets ....          990          979        2,907        2,964
   Other ................................        9,778        7,593       24,586       22,884
                                           -----------  -----------  -----------  -----------

             Total non-interest expense .       28,408       24,402       78,751       73,456
                                           -----------  -----------  -----------  -----------

             Income before income taxes .       30,867       18,685       78,465       57,920

Income taxes ............................       12,982        5,264       28,642       18,099
                                           -----------  -----------  -----------  -----------

             Net Income .................  $    17,885  $    13,421  $    49,823  $    39,821
                                           ===========  ===========  ===========  ===========


Basic earnings per common share:

   Net Income ...........................  $      1.03  $       .76  $      3.17  $      2.52

   Weighted average number of shares
     outstanding ........................   17,336,751   17,704,884   15,741,034   15,823,369

Diluted earnings per common share:

   Net Income ...........................  $      1.01  $       .74  $      3.11  $      2.45

   Weighted average number of shares
     outstanding ........................   17,662,026   18,111,814   16,042,218   16,270,707


 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------

Net Income ............................  $ 17,885   $ 13,421   $ 49,823   $ 39,821
                                         --------   --------   --------   --------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses)
       on securities arising during
       period, net of reclassification
       adjustment for (gains) losses
       included in net income .........   (10,975)    (6,169)   (39,485)   (11,854)
                                         --------   --------   --------   --------

Comprehensive income ..................  $  6,910   $  7,252   $ 10,338   $ 27,967
                                         ========   ========   ========   ========


 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                          1999         1998
                                                      -----------   -----------
Operating activities:

  Net Income .......................................  $    49,823   $    39,821

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ...........        5,150         6,373
      Recoveries on charged-off loans ..............          932         1,105
      Net cost of operations for other
        real estate owned ..........................          132           101
      Write down of credit card receivables to
        net realizable value .......................        2,766          --
      Gain on sale of credit card receivables ......       (6,530)         --
      Depreciation of bank premises and equipment ..        8,708         7,664
      Accretion of investment securities discounts .      (10,972)       (7,118)
      Amortization of investment securities premiums        9,548        10,403
      Realized loss (gain) on investment securities
        transactions, net ..........................           16        (3,345)
      Gain on sale of bank premises and equipment ..          (30)       (1,693)
      Increase in accrued interest receivable ......       (2,189)         (472)
      Increase in other liabilities ................       10,493        15,528
                                                      -----------   -----------

           Net cash provided by operating activities       67,847        68,367
                                                      -----------   -----------

Investing activities:

  Cash acquired in purchase transaction ............       20,320          --
  Proceeds from maturities of securities ...........        2,350           975
  Proceeds from sales of available
    for sale securities ............................      613,051       500,877
  Purchases of available for sale securities .......   (1,226,580)   (1,603,681)
  Principal collected on mortgage-backed securities       582,689       699,154
  Proceeds from matured time deposits with banks ...          684         1,191
  Purchases of time deposits with banks ............       (1,089)         (779)
  Net increase in loans ............................     (148,823)      (85,314)
  Net (increase) decrease in other assets ..........     (125,632)       37,592
  Purchase of bank premises and equipment ..........      (14,012)      (14,760)
  Proceeds from sale of bank premises and equipment            54         2,500
                                                      -----------   -----------

           Net cash used in investing activities ...     (296,988)     (462,245)
                                                      -----------   -----------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (Dollars in Thousands)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
Financing activities:

  Net increase (decrease) in non-interest
    bearing demand deposits ........................  $    58,534   $   (52,517)
  Net (decrease) increase in savings and interest
    bearing demand deposits ........................      (62,866)       48,681
  Net increase in time deposits ....................       31,778        84,406
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements ....       (4,019)     (286,164)
  Proceeds from issuance of other borrowed funds ...    1,630,000     1,795,000
  Principal payments on other borrowed funds .......   (1,379,000)   (1,286,000)
  Purchase of treasury stock .......................      (20,565)       (2,770)
  Proceeds from stock transactions .................        1,508         2,595
  Payments of cash dividends .......................      (17,102)      (11,297)
  Payments of cash dividends in lieu of
    fractional shares ..............................          (26)          (41)
                                                      -----------   -----------

           Net cash provided by financing activities      238,242       291,893
                                                      -----------   -----------

           Increase (decrease) in cash and
              cash equivalents .....................        9,101      (101,985)

  Cash and cash equivalents
    at beginning of year ...........................      120,594       237,763
                                                      -----------   -----------
  Cash and cash equivalents
    at end of period ...............................  $   129,695   $   135,778
                                                      ===========   ===========




Supplemental cash flow information:
    Interest paid ..................................  $   133,895   $   107,034
    Income taxes paid ..............................       23,320        17,049

Supplemental schedule of noncash investing and
financing activities relating to the purchase
transaction:
      Loans acquired ...............................  $     4,503   $      --
      Other assets acquired ........................        3,112          --
      Deposits and other liabilities assumed .......       27,935          --


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

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 further amends Statement 65, "Accounting for Certain Mortgage Banking Activities, as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of SFAS No. 134 did not have a material impact on the Company's financial position, results of operation, or liquidity.

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

      A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

                                        SEPTEMBER 30, DECEMBER 31,
                                            1999         1998
                                        ------------  -----------
                                          (Dollars in Thousands)
U. S. Treasury and federal agencies
      Held to maturity ...............  $      --     $      --
      Available for sale .............    2,773,315     2,759,083
States and political subdivisions
      Held to maturity ...............          321           518
      Available for sale .............       92,024        28,200
Other
      Held to maturity ...............        2,085         1,990
      Available for sale .............      130,545       218,086
                                        -----------   -----------

      Total investment securities ....  $ 2,998,290   $ 3,007,877
                                        ===========   ===========

NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      A summary of the transactions in the allowance for possible loan losses is as follows:
                                        SEPTEMBER 30, SEPTEMBER 30,
                                           1999           1998
                                        ------------  ------------
                                         (Dollars in Thousands)
Balance at January 1 .................  $    25,551   $    24,516

      Losses charged to allowance ....       (4,825)       (5,474)
      Recoveries credited to allowance          932         1,105
                                        -----------   -----------

      Net losses charged to allowance        (3,893)       (4,369)

      Provisions charged to operations        5,150         6,373
                                        -----------   -----------

Balance at September 30 ..............  $    26,808   $    26,520
                                        ===========   ===========

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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at September 30, 1999 and 1998 were not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 1999, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 4 - STOCK AND CASH DIVIDENDS

      All per share data presented has been restated to reflect the 25% stock splits effected through stock dividends which became effective May 22, 1998 and May 20, 1999 and were paid on June 12, 1998 and June 11, 1999, respectively. Such stock dividends resulted in the issuance of 3,349,777 and 4,204,251 shares of Common Stock in 1998 and 1999, respectively. Special cash dividends of $.50 and $.40 per share were paid to holders of record of Common Stock on April 20, 1998 and October 15, 1998, respectively. Special cash dividend of $.60 and $.50 per share were paid to holders of record of Common Stock on April 15, 1999 and October 15, 1999, respectively.

      The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999. Under the stock repurchase program, the Company is authorized to repurchase up to $22,500,000 of its common stock through June 2000. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of November 8, 1999 a total of 442,014 shares were repurchased under this program at a cost of $19,379,000. Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $45,000,000. In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $45,000,000 cap will occur in the future. As of November 8, 1999 the Company has approximately $40,352,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 666,606 with 25,485 shares remaining available for the issuance of options under the new Plan. The 236,034 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of September 30, 1999, options to acquire 236,034 and 666,606 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

      The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered significant to the financial condition or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

      The Company's lead bank subsidiary has invested in several lease financing transactions. Two of the lease financing transactions have been examined by the Internal Revenue Service ("IRS"). In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for one of the transactions and the affected partnership has submitted a Protest contesting the adjustments. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a Partnership for the other transaction and the partnership intends to file a Protest contesting the proposed adjustments. No reliable prediction can be made at this time as to the likely outcome of the Protests; however, if the Protests are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question. Management currently estimates its exposure to be approximately $3,000,000, which amount has been accrued for and included in income tax expense. Management intends to continue to evaluate the merits of this matter and make appropriate revisions if warranted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the third quarter of 1999 was $17,885,000 or $1.03 per share basic ($1.01 per share - diluted) compared to $13,421,000 or $.76 per share - basic ($.74 per share - diluted) in the corresponding 1998 period.

      Historically, the Company's acquisitions have been accounted for using the purchase method of accounting which results in the creation of goodwill. The Company's goodwill is being amortized as a non-cash reduction of net income over time periods from ten to twenty years. "Income before goodwill charges" reflects the net income of the Company excluding goodwill amortization. In computing the income tax adjustment, management has considered tax deductible goodwill separately from non-tax deductible goodwill in making this calculation. The income tax on tax deductible goodwill has been computed using the standard corporate tax rate of 35%, and the non-tax deductible goodwill has been grossed-up using the same 35% tax rate to reflect the earnings result. These two calculations have been combined to reflect the net income tax adjustment displayed in the income before goodwill charges table below. The table reconciles reported earnings to net income excluding intangible amortization ("income before goodwill charges") to help facilitate peer group comparisons.

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  -------------------   -------------------
                                                    1999       1998       1999       1998
                                                  --------   --------   --------   --------
                                                (Dollars in Thousands, except per share data)

Reported net income ............................  $ 17,885   $ 13,421   $ 49,823   $ 39,821
Amortization of intangible assets ..............       990        979      2,907      2,964
Income tax adjustment ..........................       (83)       (79)      (226)      (246)
                                                  --------   --------   --------   --------

Income before goodwill charges .................  $ 18,792   $ 14,321   $ 52,504   $ 42,539
                                                  ========   ========   ========   ========

Income before goodwill charges per common share:

   Basic .......................................  $   1.19   $    .91   $   3.34   $   2.69
   Diluted .....................................  $   1.17   $    .88   $   3.27   $   2.61

      Total assets at September 30, 1999 were $5,274,885,000 which represents a 9% increase over total assets of $4,853,234,000 at September 30, 1998 and a 6% increase over total assets of $4,987,877,000 as of December 31, 1998. Deposits at September 30, 1999 were $3,424,956,000 an increase of 5% over the $3,256,130,000 amount reported at September 30, 1998, and an increase of 2% over the $3,369,637,000 amount reported at December 31, 1998. Total loans at September 30, 1999 increased 16% to $1,775,713,000 over $1,532,829,000 reported at September 30, 1998 and increased 9% over the $1,623,364,000 amount reported at December 31, 1998. Other investments increased $111,856,000 to $127,882,000 primarily due to the purchase of bank owned life insurance. The increase in assets and deposits during the first nine months in 1999 reflects growth opportunities in the Company's market through its branch system. The aggregate amount of repurchase agreements, short term fixed borrowings and certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") increased to $1,325,000,000 at September 30, 1999, from $1,074,000,000 at December 31, 1998. Such funds are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the third quarter of 1999 increased $3,565,000 (10%) over the same period in 1998 and the increase is the result of the Company's efforts to manage interest rate risk.

      Investment securities increased 1% to $2,998,290,000 at September 30, 1999 over $2,962,718,000 at September 30, 1998. Time deposits with other banks at September 30, 1999 increased to $1,778,000 from $1,175,000 at September 30, 1998. Total federal funds sold decreased 53% to $21,500,000 at September 30, 1999 as compared to $46,000,000 at September 30, 1998.

      Interest and fees on loans for the third quarter in 1999 increased $3,099,000 (8%) over the same quarter in 1998 and increased $9,013,000 (8%) for the nine month period ended September 30, 1999 as compared to the same period in 1998. Interest income on taxable and tax exempt investment securities for the third quarter in 1999 increased $708,000 (2%) over the same quarter in 1998 and decreased $1,386,000 (1%) for the nine month period ended September 30, 1999 as compared to the same period in 1998. Interest income on time deposits with banks for the third quarter in 1999 increased $7,000 (41%) over the same quarter in 1998 and increased $9,000 (14%) for the nine month period ended September 30, 1999 as compared to the same period in 1998. Interest income on federal funds sold for the third quarter in 1999 decreased $49,000 (24%) from the same quarter in 1998 and decreased $494,000 (45%) for the nine month period ended September 30, 1999 as compared to the same period in 1998. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 1999 increased $3,737,000 (4%) over the same quarter in 1998 and increased $7,132,000 (3%) for the nine month period ended September 30, 1999 as compared to the same period in 1998. The increase in total interest income was primarily due to income derived from the Company's loan portfolio.

      Total interest expense for savings deposit, time deposits and other borrowings increased $172,000 (.4%) for the third quarter of 1999 from the same quarter in 1998 and decreased $1,115,000 (1%) for the nine month period ended September 30, 1999 from the same period in 1998. The slight decrease in total interest expense was primarily due to the decrease of the cost of funds compared to the corresponding 1998 period. As a result, net interest income for the third quarter of 1999 increased $3,565,000 (10%) over the same period in 1998 and increased $8,247,000 (8%) for the nine month period ended September 30, 1999 over the corresponding period in 1998. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $11,089,000 (129%) to $19,703,000 in the third quarter of 1999 as compared to $8,614,000 for the quarter ended September 30, 1998 and increased $16,370,000 (55%) to $46,281,000 for the nine month period ended September 30, 1999 as compared to $29,911,000 for the nine months ended September 30, 1998. The increase in non-interest income was primarily due to the $6,530,000 gain recognition on the sale of $62,400,000 of credit card receivables and the premium paid on the related transfer of $87,454,000 of deposits in the third quarter. The increase in service charges was attributable to the amount of account transaction fees received as a result of the deposit growth, new deposit products and increased collection efforts.

      Non-interest expense increased $4,006,000 (16%) to $28,408,000 for the third quarter of 1999 as compared to $24,402,000 for the quarter ended September 30, 1998 and increased $5,295,000 (7%) to $78,751,000 for the nine month period ended September 30, 1999 as compared to $73,456,000 for the nine months ended September 30, 1998. Noninterest expense increased primarily due to the write down of the Company's credit card receivables in the amount of $2,766,000 and the increased operations at the bank subsidiaries.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 49% for the nine month period ended September 30, 1999, compared to the year ago ratio of 53%.

      The allowance for possible loan losses increased 1% to $26,808,000 at the end of the third quarter of 1999 from $26,520,000 for the corresponding date in 1998. The provision for possible loan losses charged to expense decreased 19% to $5,150,000 for the first nine months of 1999 compared to $6,373,000 for the first nine months of 1998. Decrease in the allowance for possible loan losses were largely due to the sale of the credit card receivables in the third quarter. The allowance for possible loan losses was 1.51% of total loans at September 30, 1999, compared to 1.73% at September 30, 1998 and 1.57% at December 31, 1998.

      On September 30, 1999, the Company had $5,274,885,000 of consolidated assets of which approximately $201,320,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico. Of the $201,320,000, 63% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 34% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. In recent years, deposit growth has largely been attributable to acquisitions, however the deposit growth during the first three quarters of 1999 was only partially attributable to a branch acquisition. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 1999 and 1998 have been wholesale liabilities with FHLB, FNMA, and FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      During the first nine months of 1999, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1998.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first nine months in 1999 and expects to continue to fund during 1999 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At September 30, 1999, shareholders' equity was $344,436,000 compared to $357,698,000 at September 30, 1998, a decrease of $13,262,000 or 4%. The decrease in capital resulted primarily from the negative impact of comprehensive income and the stock repurchase program.

      The Company had a leverage ratio of 6.50% and 6.50%, risk-weighted Tier 1 capital ratio of 13.35% and 13.36% and risk-weighted total capital ratio of 14.44% and 14.45% at September 30, 1999 and December 31, 1998, respectively. The core deposit intangibles and goodwill of $43,487,000 at September 30, 1999, recorded in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 1999 is illustrated in the table below. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                            INTEREST RATE SENSITIVITY
                             (Dollars in Thousands)

                                  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
SEPTEMBER 30, 1999                   3 MONTHS    OVER 3 MONTHS   OVER 1 YEAR                      TOTAL
(Dollars in Thousands)               OR LESS       TO 1 YEAR      TO 5 YEARS   OVER 5 YEARS
==========================================================================================================
SECTION A
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
FED FUNDS SOLD ...................      21,500         --             --             --          21,500
DUE FROM BANK INT EARNING ........         396        1,382           --             --           1,778
INVESTMENT SECURITIES ............     271,287      624,067      1,837,471        265,465     2,998,290
LOANS, NET OF NON-ACCRUALS .......   1,185,473      133,104        288,314        161,243     1,768,134
----------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............   1,478,656      758,553      2,125,785        426,708     4,789,702
----------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........   1,478,656    2,237,209      4,362,994      4,789,702
==========================================================================================================
SECTION B
----------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................     997,455      850,629        209,829            405     2,058,318
OTHER INT BEARING DEPOSITS .......     892,766         --             --             --         892,766
FED FUNDS PURCHASED & REPOS ......      78,970       50,289          2,422           --         131,681
OTHER BORROWINGS .................   1,325,000         --             --             --       1,325,000
----------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES   3,294,191      900,918        212,251            405     4,407,765
----------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES .   3,294,191    4,195,109      4,407,360      4,407,765
==========================================================================================================
SECTION C
----------------------------------------------------------------------------------------------------------
REPRICING GAP ....................  (1,815,535)    (142,365)     1,913,534        426,303       381,937
CUMULATIVE REPRICING GAP .........  (1,815,535)  (1,957,900)       (44,366)       381,937
RATIO OF INTEREST-SENSITIVE ......         .45          .84          10.02           --            1.09
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST- ...         .45          .53            .99           1.09
   SENSITIVE ASSETS TO LIABILITIES
==========================================================================================================

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

      The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan consists of a five-phase program ("Action Plan") recommended by the Federal Financial Institutions Examination Council. This Action Plan consists of awareness, assessment, renovation, validation and implementation processes. The Action Plan provides for addressing critical and noncritical issues, with the assignment of responsibility and target dates for completion, and as of September 30, 1999, the Company was completing the implementation phase of the Action Plan. Testing of core applications, such as mainframe software, hardware, and network applications were substantially complete by December 31, 1998.

      Currently, the Company estimates that the total dollar amount to remediate its Year 2000 issue will be less than one million dollars. The data processing system which the Company purchased in 1990 was substantially Year 2000 compliant. The cost of remediating the remaining Year 2000 issues are based on management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. The related costs totaled approximately $695,000 for the year 1998 and the first three quarters of 1999. These costs are being expensed as incurred.

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

      The Company currently has in place contingency plans addressing funding and liquidity needs as well as a remediation and contingency plan in the event an application has unresolved Year 2000 issues as well as a disaster recovery plan in the event of an unforeseen interruption in the Company's data processing capabilities. These plans focus on an application-by-application strategy that would be implemented in the event of Year 2000 related problems in particular applications, which strategies include, among others, the replacement of the faulty application as well as strategies to be employed should the Company suffer an area wide interruption of data processing capabilities due to loss of power or communications or a similar failure, which strategies would include, among others, alternate processing facilities.

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

      Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:
(I) changes in local, state, national and international economic conditions,
(II) changes in the capital
markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, and (IV) the loss of senior management or operating personnel, (V) the Company's inability to complete its Year 2000 action plan on a timely basis, and (VI) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward- looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended September 30, 1999.

(b)  REPORTS ON FORM 8-K

      Registrant filed a current report on Form 8-K on September 2, 1999, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

      Registrant filed a current report on Form 8-K on November 8, 1999, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's Third Quarter 1999 Earnings.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION


DATE: NOVEMBER 12, 1999          /s/ DENNIS E. NIXON
                                     Dennis E. Nixon
                                     PRESIDENT

DATE: NOVEMBER 12, 1999          /s/ IMELDA NAVARRO
                                     Imelda Navarro
                                     TREASURER (CHIEF ACCOUNTING OFFICER)