Form 10-K405
period 1999-12-31
INTERNATIONAL BANCSHARES CORP
filed 2000-03-30
CIK 315709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
    December 31, 1999                                             0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              TEXAS                                      74-2157138
------------------------------------        ------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

      1200 San Bernardo Avenue
      Laredo, Texas 78042-1359                      Area Code (956) 722-7611
------------------------------------             -------------------------------
  (Address of principal executive                (Registrant's telephone number)
       office and Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
       Title of Each Class                               Which Registered
------------------------------------             -------------------------------
              None                                              None

Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($1.00 PAR VALUE)
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000 was $407,924,478 based on the closing sales price of the stock on such date.

As of March 20, 2000, there were 17,226,715 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 1999 (in Parts I and II) and (b) Proxy Statement dated April 14, 2000 (in Part III).

                                    CONTENTS

                                     PART I

                                                                           PAGE

Item 1.   Business.......................................................    3
Item 2.   Properties.....................................................   26
Item 3.   Legal Proceedings..............................................   27
Item 4.   Submission of Matters to a Vote of Security Holders............   27
Item 4A.  Executive Officers of the Registrant...........................   27

                                     PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters..........................   28
Item 6.   Selected Financial Data........................................   28
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   28
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk......   28
Item 8.   Financial Statements and Supplementary Data....................   28
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................   28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.............   28
Item 11.  Executive Compensation.........................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and Management.   29
Item 13.  Certain Relationships and Related Transactions.................   29

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  29

FORWARD LOOKING INFORMATION

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning are intended to identify forward- looking statements. Readers are cautioned not to place undue reliance on forward- looking statements, which speak only as of the date of this annual report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 1. BUSINESS

GENERAL

      International Bancshares Corporation (the "Company") is a bank holding company with four bank subsidiaries providing commercial and retail banking services through over 90 main banking and branch facilities located in 28 communities in South and Southeast Texas. The Company was incorporated under the General Corporation Law of the State of Delaware in 1979 and has its principal corporate offices in Laredo, Texas. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. The Company's principal assets at December 31, 1999 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

     The bank subsidiaries are in the business of gathering funds from various sources and investing these funds in order to earn a return. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments principally are made in loans to various individuals and entities as well as in debt securities of the U.S. Government and various other entities whose payments are guaranteed by the U.S. Government. Historically, the bank subsidiaries have primarily focused on providing commercial banking services to small and medium sized businesses located in its trade area and international banking services. In recent years, the bank subsidiaries have also emphasized consumer and retail banking, including mortgage lending, as well as branches situated in retail locations and grocery stores.

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

      Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) for the year ended December 31, 1999 stands at 49% and has been under 53% for each of the last five years, which the Company believes is well below national peer group ratios. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses. During 1999, net loans increased 18% over the corresponding 1998 period.

      During the last several years, IBC, as defined below, has been an acquiror of financial institutions and banking assets in its trade area. The community focus of IBC and the involvement of the local boards has resulted in IBC becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. IBC's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

      On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 84% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly-owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company formed three banks and acquired $1,845,971,000 in assets and assumed $1,762,051,000 of deposits in numerous acquisition transactions, which totals are as of the acquisition date and do not take into account any runoff or other subsequent events. In addition to the acquisitions, IBC has also focused on deposit growth from its traditional banking activities.

      Effective February 19, 1999, IBC purchased certain assets and assumed certain liabilities of the Laredo branch of Pacific Southwest Bank, Corpus Christi, Texas. IBC purchased loans of approximately $4,503,000 and assumed deposits of approximately $27,873,000 and received cash and other assets in the amount of approximately $23,432,000. The acquisition was accounted for as a purchase transaction. IBC recorded intangible assets, goodwill and core deposit premium totaling $2,525,000 which are being amortized on a straight line basis over a fifteen year period.

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

      For more information regarding the acquisition transactions of the Company during the last three years, see note 2 of notes to Consolidated Financial Statements of the Company located on page 20 of the 1999 Annual Report which is incorporated herein by reference.

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

SERVICES AND EMPLOYEES

      The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 176 automated teller machines, and through their branches situated in retail locations and grocery stores. To date, as part of the Company's expansion of its retail banking services, 34 grocery store branches have been opened.

      The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," and "IT'S A BRIGHTER CHRISTMAS" as well as the design mark depicting the United States and Mexico and the design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and the design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as the design mark depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

      No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries are diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

     As of December 31, 1999 the Company and its subsidiaries employed approximately 1,332 persons full-time and 214 persons part-time.

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

      The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 41%, 38% and 35% of the Company's bank subsidiaries' total deposits as of December 31, 1999, 1998 and 1997, respectively.

      Under the Gramm-Leach-Bliley Act ("GLBA"), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity to be known as a financial holding company which could then serve its customers' varied financial needs through a single corporate structure. The GLBA may significantly change the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

      FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law GLBA. This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur, subject to the "umbrella" regulation of the FRB and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission ("SEC") and state insurance regulators. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. Addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. Additionaly, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

      Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. To date, the Company has not engaged in any additional financial activities permitted by GLBA.

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

      In addition to providing for interstate acquisitions of banks by bank holding companies, the Interstate Banking Act provides for interstate branching by permitting mergers between banks domiciled in different States beginning June 1, 1997. The Interstate Banking Act provides that States may opt out of interstate branching by enacting non-discriminatory legislation prohibiting interstate bank mergers before June 1, 1997. In 1995, Texas passed legislation opting out of the interstate branching provisions of The Interstate Banking Act until September 1999. In May 1998, the Texas

DOB determined that the Texas opt-out statute was not effective and the Texas DOB began accepting applications for interstate branching transactions. During 1999, legislation implementing interstate branching was adopted by the Texas legislature. No accurate prediction can be made at this time as to how this legislation will affect the Company and/or its bank subsidiaries.

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

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and examination related correspondence. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to federal and state regulators. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. During 1999, the SEC adopted new rules, which will become effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that independent auditors review public companies' interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees.

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

      DEPOSIT INSURANCE. The deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. During 1996, Congress enacted legislation that, among other things, provides for assessments against BIF- insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. BIF and Savings Association Insurance Fund payers are assessed pro rata for the FICO bond obligations.

      CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 1999 the Company's ratio of total capital-to-risk-weighted assets was 14.46%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of $42,568,000 booked in connection with all the financial institution acquisitions of the Company are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 1999 was 6.58 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to it.

      Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 1999. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

      Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 1999, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

      DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. At December 31, 1999 there was an aggregate of approximately $58,641,000 available for the payment of dividends to the Company, by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $58,641,000 and continue to be classified as "well capitalized". Note 17 of notes to Consolidated Financial Statements of the Company located on page 33 of the 1999 Annual Report is incorporated herein by reference.

      POWERS. As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The new Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity. During 1999, a super parity provision was added to the Texas Finance Code which established procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States. The Banking Commissioner has thirty (30) days to prohibit the activity.

     FINANCIAL SUBSIDIARIES. Under GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank and each affiliated bank has a CRA rating of satisfactory or better.

      The powers of state-chartered banks that are not members of the Federal Reserve System were not directly addressed by GLBA. However, Texas state nonmember banks should indirectly benefit from the enhanced powers made available to financial subsidiaries of national banks by GLBA through the Texas parity statute, which authorizes state-chartered banks to engage in powers available for national banks, subject to certain state and federal law restrictions.

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that GLBA will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

YEAR 2000

      This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third party, and regulatory uncertainties and other contingencies, many of which are beyond the control of the Company.

      The Company successfully completed its transition to the Year 2000 with no impact to the Company's results of operations or financial condition other than the cost of the project. In addition, management is not aware of any vendor or provider used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company is also subject to risks associated with Year 2000 noncompliance by its customers. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has with the Company.

      As of February 15, 2000, the Company incurred expenses to remediate the Year 2000 issue in the amount of $695,000, which amount includes expenses in years 1998, 1999 and 2000. These costs are being expensed as incurred. While the Company believes that it will incur no additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

      Although many of the critical dates related to potential Year 2000 related problems have passed, experts predict that Year 2000 related failures could occur throughout the year, such as December 31, 2000. Accordingly, the Company's Year 2000 project team will continue to monitor the Company's programs and systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business.

      The Company continues to maintain its contingency plans with respect to Year 2000 issues. These plans focus on an application-by-application strategy that would be implemented in the event of Year 2000 related problems in particular applications, which strategies include, among others, the replacement of the faulty application as well as strategies to be employed should the Company suffer an area wide interruption of data processing capabilities due to loss of power or communications or a similar failure, which strategies would include, among others, alternate processing facilities.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

      The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 1999, 1998 and 1997 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

                                                                 YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------
                                                       1999                              1998
                                      ---------------------------------   ---------------------------------
                                        AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                        BALANCE     INTEREST  RATE/COST     BALANCE     INTEREST  RATE/COST
                                      -----------   --------  ---------   -----------   --------  ---------
   ASSETS

Interest earning assets:
   Loans, net of unearned discounts:
     Domestic ......................  $ 1,540,536   $144,788       9.40%  $ 1,351,796   $133,221       9.86%
     Foreign .......................      191,105     15,317       8.01       141,869     11,795       8.31
   Investment securities:
     Taxable .......................    2,762,895    175,042       6.34     2,771,927    179,030       6.46
     Tax-exempt ....................       87,744      4,432       5.05         4,824        241       5.00
   Time deposits with banks ........        1,640        104       6.34         1,005         89       8.86
   Federal funds sold ..............       14,148        710       5.02        22,738      1,462       6.43
   Other ...........................        2,744        343      12.50         2,686        336      12.51
                                      -----------   --------  ---------   -----------   --------  ---------
     Total interest-earning assets .  $ 4,600,812   $340,736       7.41   $ 4,296,845   $326,174       7.59

Non-interest earning assets:
   Cash and due from banks .........  $   110,704                         $   131,539
   Bank premises and equipment, net       142,098                             134,152
   Other assets ....................      219,041                             132,620
   Less allowance for possible
     loan losses ...................      (26,797)                            (25,837)
                                      -----------                         -----------
     Total .........................  $ 5,045,858                         $ 4,669,319
                                      ===========                         ===========
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and interest bearing
     demand deposits ...............  $   937,322   $ 27,182       2.90%  $   867,594   $ 26,419       3.05%
   Time deposits:
     Domestic ......................      929,627     46,948       5.05     1,009,000     53,230       5.28
     Foreign .......................    1,134,484     50,678       4.47       964,459     48,593       5.04
   Securities sold under
     repurchase agreements and
     federal funds purchased .......      105,039      6,047       5.76       257,589     13,396       5.20
   Other borrowings ................    1,064,307     54,340       5.11       751,628     39,969       5.32
   Other ...........................         --           10        --          2,664        302      11.34
                                      -----------   --------  ---------   -----------   --------  ---------
     Total interest bearing
       liabilities .................  $ 4,170,779    185,205       4.44   $ 3,852,934   $181,909       4.72

Non-interest bearing liabilities:
   Demand deposits .................      462,510                             433,863
   Other liabilities ...............       42,016                              35,532
Shareholders' equity ...............      370,553                             346,990
                                      -----------                         -----------
     Total .........................  $ 5,045,858                         $ 4,669,319
                                      ===========                         ===========
          Net interest income ......                $155,531                            $144,265
                                                    ========                            ========
          Net yield on interest
            earning assets .........                               3.38%                               3.36%
                                                              =========                           =========

                                            YEARS ENDED DECEMBER 31,
                                      ---------------------------------
                                                      1997
                                      ---------------------------------
                                       AVERAGE                 AVERAGE
                                       BALANCE      INTEREST  RATE/COST
                                      -----------   --------  ---------
   ASSETS

Interest earning assets:
   Loans, net of unearned discounts:
     Domestic ......................  $ 1,152,566   $115,527      10.02%
     Foreign .......................      128,923     11,821       9.17
   Investment securities:
     Taxable .......................    2,121,927    146,820       6.92
     Tax-exempt ....................        1,348         90       6.68
   Time deposits with banks ........          404         47      11.63
   Federal funds sold ..............       14,906      1,120       7.51
   Other ...........................        2,565        307      11.97
                                      -----------   --------  ---------
     Total interest-earning assets .  $ 3,422,639   $275,732       8.06

Non-interest earning assets:
   Cash and due from banks .........  $   144,573
   Bank premises and equipment, net       105,800
   Other assets ....................      117,381
   Less allowance for possible
     loan losses ...................      (23,075)
                                      -----------
     Total .........................  $ 3,767,318
                                      ===========
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

Interest bearing liabilities:
   Savings and interest bearing
     demand deposits ...............  $   722,559   $ 22,152       3.07%
   Time deposits:
     Domestic ......................      905,157     46,456       5.13
     Foreign .......................      821,214     42,957       5.23
   Securities sold under
     repurchase agreements and
     federal funds purchased .......      301,511     15,754       5.23
   Other borrowings ................      331,308     18,052       5.45
   Other ...........................         --         --         --
                                      -----------   --------  ---------
     Total interest bearing
       liabilities .................  $ 3,081,749   $145,371       4.72

Non-interest bearing liabilities:
   Demand deposits .................      361,379
   Other liabilities ...............       26,261
Shareholders' equity ...............      297,929
                                      -----------
     Total .........................  $ 3,767,318
                                      ===========
          Net interest income ......                $130,361
                                                    ========
          Net yield on interest
            earning assets .........                               3.81%
                                                              =========

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                    INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table analyzes the changes in net interest income during 1999 and 1998 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

                                        1999 COMPARED TO 1998              1998 COMPARED TO 1997
                                     ------------------------------   ------------------------------
                                        NET INCREASE (DECREASE)          NET INCREASE (DECREASE)
                                                 DUE TO                           DUE TO
                                     ------------------------------   ------------------------------
                                      VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                     --------   --------   --------   --------   --------   --------
                                         (Dollars in Thousands)            (Dollars in Thousands)
Interest earned on:
  Loans, net of unearned discounts:
    Domestic ......................  $ 17,992   $ (6,425)  $ 11,567   $ 19,574   $ (1,880)  $ 17,694
    Foreign .......................     3,961       (439)     3,522      1,133     (1,159)       (26)
  Investment securities:
    Taxable .......................      (595)    (3,393)    (3,988)    42,507    (10,297)    32,210
    Tax-exempt ....................     4,189          2      4,191        179        (28)       151
  Time deposits with banks ........        45        (30)        15         55        (13)        42
  Federal funds sold ..............      (476)      (276)      (752)       521       (179)       342
  Other ...........................         7       --            7         15         14         29
                                     --------   --------   --------   --------   --------   --------
  Total interest income ...........  $ 25,123   $(10,561)  $ 14,562   $ 63,984   $(13,542)  $ 50,442
                                     --------   --------   --------   --------   --------   --------
Interest incurred on:
  Savings and interest
    bearing demand deposits........  $  2,088   $ (1,325)  $    763   $  4,413   $   (146)  $  4,267
  Time deposits:
    Domestic ......................    (4,043)    (2,239)    (6,282)     5,398      1,376      6,774
    Foreign .......................     7,968     (5,883)     2,085      7,247     (1,611)     5,636
  Securities sold under
    repurchase agreements and
    federal funds purchased .......    (8,659)     1,310     (7,349)    (2,269)       (89)    (2,358)
  Other borrowings ................    16,009     (1,638)    14,371     22,358       (441)    21,917
  Other ...........................      (292)      --         (292)       302       --          302
                                     --------   --------   --------   --------   --------   --------
  Total interest expense ..........  $ 13,071   $ (9,775)  $  3,296   $ 37,449   $   (911)  $ 36,538
                                     --------   --------   --------   --------   --------   --------
Net interest income ...............  $ 12,052   $   (786)  $ 11,266   $ 26,535   $(12,631)  $ 13,904
                                     ========   ========   ========   ========   ========   ========

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            INTEREST RATE SENSITIVITY

     The net interest rate sensitivity as of December 31, 1999 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

                                          RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
     December 31, 1999                       3 MONTHS    OVER 3 MONTHS    OVER 1 YEAR      OVER
     (Dollars in Thousands)                  OR LESS       TO 1 YEAR      TO 5 YEARS      5 YEARS     TOTAL
     =========================================================================================================
     SECTION A
     ---------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS
     FEDERAL FUNDS SOLD                 $    13,300           -              -               -     $    13,300
     DUE FROM BANK INTEREST EARNING             491         1,386            -               -           1,877
     INVESTMENT SECURITIES                  231,480       501,266      1,997,559         265,412     2,995,717
     LOANS, NET OF NON-ACCRUALS           1,323,540       149,393        284,764         146,520     1,904,217
     ---------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS               $ 1,568,811   $   652,045    $ 2,282,323     $   411,932   $ 4,915,111
     ---------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS          $ 1,568,811   $ 2,220,856    $ 4,503,179     $ 4,915,111
     =========================================================================================================
     SECTION B

     ---------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                      $ 1,073,440   $   829,896    $   195,853     $       199   $ 2,099,388
     OTHER INTEREST BEARING DEPOSITS        928,455           -              -               -         928,455
     FED FUNDS PURCHASED AND REPOS           37,995        82,985          2,772             -         123,752
     OTHER BORROWINGS                     1,380,000           -              -               -       1,380,000
     ---------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES $ 3,419,890   $   912,881    $   198,625     $       199   $ 4,531,595
     ---------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES   $ 3,419,890   $ 4,332,771    $ 4,531,396     $ 4,531,595
     =========================================================================================================
     SECTION C
     ---------------------------------------------------------------------------------------------------------
     REPRICING GAP                      $(1,851,079)  $ (260,836)    $ 2,083,698     $   411,733   $   383,516
     CUMULATIVE REPRICING GAP            (1,851,079)  (2,111,915)        (28,217)        383,516       383,516
     RATIO OF INTEREST-SENSITIVE
        ASSETS TO LIABILITIES                   .46          .71           11.49             -            1.09
     RATIO OF CUMULATIVE, INTEREST-
        SENSITIVE ASSETS TO LIABILITIES         .46          .51             .99           1.09
     =========================================================================================================

                              INVESTMENT SECURITIES

     The following table sets forth the carrying value of investment securities as of December 31, 1999, 1998 and 1997:

                                                 YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                           1999           1998           1997
                                        ----------     ----------     ----------
                                                (Dollars in Thousands)

U.S. Treasury securities
  Available for sale ..............     $  260,980     $  207,688     $  202,123
Mortgage-backed securities
  Available for sale ..............      2,491,963      2,551,395      2,347,722
Obligations of states and
 political subdivisions
  Held to maturity ................            321            518            695
  Available for sale ..............         90,416         28,200            520
Equity securities
  Available for sale ..............         75,798         62,995         30,383
Other securities
  Held to maturity ................          2,085          1,990          2,015
  Available for sale ..............         74,154        155,091           --
                                        ----------     ----------     ----------

      Total .......................     $2,995,717     $3,007,877     $2,583,458
                                        ==========     ==========     ==========

     The following tables set forth the contractual maturities of investment securities at December 31, 1999 and the average yields of such securities, except for the totals which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                     AVAILABLE FOR SALE
                                                           MATURING
                       -----------------------------------------------------------------------------------
                                                 AFTER ONE         AFTER FIVE
                             WITHIN             BUT WITHIN          BUT WITHIN               AFTER
                            ONE YEAR            FIVE YEARS          TEN YEARS               TEN YEARS
                       ------------------   ------------------   ------------------   --------------------
                             ADJUSTED            ADJUSTED             ADJUSTED               ADJUSTED
                         COST      YIELD      COST      YIELD      COST      YIELD       COST      YIELD
                       --------  --------   --------  --------   --------  --------   ----------  --------
                                                        (Dollars in Thousands)
U.S. Treasury and
  obligations of
  other U.S. Govern-
  agencies ..........  $ 10,495      6.87%  $    249      5.00%  $ 10,000      7.00%  $  241,236      7.89%
Mortgage-backed
  securities ........    25,707      6.64    182,102      6.90    226,282      7.60    2,100,370      6.92
Obligations of states
  and political
  subdivisions ......       312      5.75        543      7.50       --        --        101,355      4.51
Other securities ....      --        --         --        --         --        --         76,212      7.56
Equity securities ...    75,236      5.75       --        --         --        --           --        --
                       --------  --------   --------  --------   --------  --------   ----------  --------
          Total .....  $111,750      6.06%  $182,894      6.90%  $236,282      7.57%  $2,519,173      6.93%
                       ========  ========   ========  ========   ========  ========   ==========  ========

                                                      HELD TO MATURITY
                                                           MATURING
                       -----------------------------------------------------------------------------------
                                                 AFTER ONE         AFTER FIVE
                             WITHIN             BUT WITHIN          BUT WITHIN               AFTER
                            ONE YEAR            FIVE YEARS          TEN YEARS               TEN YEARS
                       ------------------   ------------------   ------------------   --------------------
                             ADJUSTED            ADJUSTED             ADJUSTED               ADJUSTED
                         COST      YIELD      COST      YIELD      COST      YIELD       COST      YIELD
                       --------  --------   --------  --------   --------  --------   ----------  --------
                                                        (Dollars in Thousands)
Obligations of states
  and political
  subdivisions ......  $    260      8.30%  $     61      7.70%  $   --          -%   $   --          -%
Other securities ....      --         --       1,825      7.79        260      7.07       --        --
                       --------  --------   --------  --------   --------  --------   --------  --------

         Total ......  $    260      8.30%  $  1,886      7.79%  $    260      7.07%  $   --         - %
                       ========  ========   ========  ========   ========  ========   ========  ========

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

                                 LOAN PORTFOLIO

     The amounts of loans outstanding, by classification, at December 31, 1999, 1998, 1997, 1996 and 1995 are shown in the following table:

                                                YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------
                              1999         1998           1997          1996         1995
                          -----------   -----------   -----------   -----------   -----------
                                                 (Dollars in Thousands)
Commercial, financial
  and agricultural .....  $ 1,115,511   $   896,060   $   800,964   $   723,061   $   722,274
Real estate-mortgage ...      278,819       215,689       188,122       193,101       200,998
Real estate-construction      129,813        94,374        59,239        32,610        39,527
Consumer ...............      171,104       250,917       272,478       161,594       124,843
Foreign ................      216,632       166,324       130,401       128,932       120,748
                          -----------   -----------   -----------   -----------   -----------
     Total loans .......    1,911,879     1,623,364     1,451,204     1,239,298     1,208,390

Unearned discount ......       (8,355)       (8,025)       (6,508)       (3,303)       (3,479)
                          -----------   -----------   -----------   -----------   -----------
     Loans, net of
     unearned discount .  $ 1,903,524   $ 1,615,339   $ 1,444,696   $ 1,235,995   $ 1,204,911
                          ===========   ===========   ===========   ===========   ===========

     The table on the following page shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

                                                      MATURING
                                    --------------------------------------------
                                              AFTER ONE
                                     WITHIN   BUT WITHIN    AFTER
                                    ONE YEAR  FIVE YEARS  FIVE YEARS    TOTAL
                                    --------  ----------  ----------  ----------
                                               (Dollars in Thousands)
Commercial, financial and
  agricultural ...................  $362,297  $  617,105  $  136,109  $1,115,511
Real estate - construction .......    58,561      64,393       6,859     129,813
Foreign ..........................   107,878      96,319      12,435     216,632
                                    --------  ----------  ----------  ----------
          Total ..................  $528,736  $  777,817  $  155,403  $1,461,956
                                    ========  ==========  ==========  ==========

                                                           INTEREST SENSITIVITY
                                                         -----------------------
                                                           Fixed        Variable
                                                           RATE           RATE
                                                         --------       --------
                                               (Dollars in Thousands)

Due after one but within five years ..............       $186,161       $591,656
Due after five years .............................         75,936         79,467
                                                         --------       --------
          Total ..................................       $262,097       $671,123
                                                         ========       ========

     The following table presents information concerning the aggregate amount of non- accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

                                                  YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                      1999      1998     1997     1996     1995
                                     -------   ------   ------   ------   ------
                                             (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis ............   $ 7,234   $4,868   $5,014   $3,363   $5,291
Loans contractually
  past due ninety days
  or more as to interest
  or principal payments ..........    13,758    8,543    9,700    5,075    7,954
Loans accounted for
  as "troubled debt
  restructuring" .................       543      592      363    1,462    2,742

     The following table presents information concerning the aggregate amount of non- accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

                                                   YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                        1999    1998     1997      1996     1995
                                        ----    ----    ------    ------    ----
                                              (Dollars in Thousands)
Loans accounted for on
  a non-accrual basis ..............    $428    $670    $  728    $1,062    $942
Loans contractually
  past due ninety days
  or more as to interest
  or principal payments ............     490     242     2,096     1,321     944

     The gross income that would have been recorded during 1999 on non-accrual and restructured loans in accordance with their original contract terms was $777,000 on domestic loans and $97,000 on foreign loans. The amount of interest income on such loans that was recognized in 1999 was $9,000 on domestic loans and none for foreign loans.

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

     The Company believes, after reviewing each bank subsidiary's loan portfolio, that the majority of the loans with a loss potential have been included under the categories of past due and non-accrual. Adjustments to the loan loss allowance have been made for other credits that may have characteristics indicating a potential for future non- performing status and some possible loss.

     The following table presents certain information about cross-border outstanding loans, acceptances, and accrued interest thereon, related to Mexico:

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1999        1998         1997
                                            ---------    ---------    ---------
                                                (Dollars in Thousands)
Loans:
  Commercial, financial, industrial
    and agricultural ....................   $ 184,129    $ 135,328    $  91,945
  Real estate-mortgage ..................       9,388        8,133       18,416
  Consumer ..............................      23,115       22,863       20,040
                                            ---------    ---------    ---------
                                              216,632      166,324      130,401
  Less allowance for possible
    loan losses .........................      (1,322)      (1,124)      (1,184)
                                            ---------    ---------    ---------
           Net loans ....................   $ 215,310    $ 165,200    $ 129,217
                                            =========    =========    =========
Accrued interest receivable .............   $   1,725    $   1,327    $   1,198
                                            =========    =========    =========

                         SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

                                                          AT YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------
                                      1999            1998           1997          1996           1995
                                   -----------    -----------    -----------    -----------    -----------
                                                   (Dollars in Thousands)
Loans, net of unearned discounts,
  outstanding at December 31, ...  $ 1,898,549    $ 1,615,339    $ 1,444,696    $ 1,235,995    $ 1,204,911
                                   ===========    ===========    ===========    ===========    ===========
Average loans outstanding during
  the year (Note 1) .............  $ 1,731,640    $ 1,493,664    $ 1,281,489    $ 1,199,591    $ 1,202,136
                                   ===========    ===========    ===========    ===========    ===========
Balance of allowance
  at January 1, .................  $    25,551    $    24,516    $    21,036    $    18,455    $    17,025
Provision charged to expense ....        6,379          8,571          7,740          6,630          5,150
                                   -----------    -----------    -----------    -----------    -----------
Loans charged-off:
  Domestic:
  Commercial, financial
   and agricultural .............       (1,634)        (2,180)        (1,503)        (1,518)        (2,248)
  Real estate-mortgage ..........         (227)          (157)          (279)          (261)          (619)
  Consumer ......................       (4,688)        (6,483)        (4,552)        (3,363)        (1,849)
  Foreign .......................         --              (65)            (2)           (23)           (48)
                                   -----------    -----------    -----------    -----------    -----------
Total loans charged-off .........       (6,549)        (8,885)        (6,336)        (5,165)        (4,764)
                                   -----------    -----------    -----------    -----------    -----------
Recoveries credited to allowance:
  Domestic:
  Commercial, financial
    and agricultural ............          735            795            270            305            190
  Real estate mortgage ..........           89             18            382             51             80
  Consumer ......................          564            531            250            755            229
  Foreign .......................            1              5             95              5            110
                                   -----------    -----------    -----------    -----------    -----------
Total recoveries ................        1,389          1,349            997          1,116            609
                                   -----------    -----------    -----------    -----------    -----------
Net loans charged-off: ..........       (5,160)        (7,536)        (5,339)        (4,049)        (4,155)
                                   -----------    -----------    -----------    -----------    -----------
Allowance acquired in purchase
  transactions ..................         --             --            1,079           --              435
                                   -----------    -----------    -----------    -----------    -----------
Balance of allowance
  at December 31, ...............  $    26,770    $    25,551    $    24,516    $    21,036    $    18,455
                                   ===========    ===========    ===========    ===========    ===========
Ratio of net loans charged-off
  during the year to average
  loans outstanding during
  the year (Note 1) .............          .30%           .50%           .42%           .34%           .35%
                                   ===========    ===========    ===========    ===========    ===========
Ratio of allowance to loans, net
  of unearned discounts, out-
  standing at December 31, ......         1.41%          1.58%          1.70%          1.70%          1.53%
                                   ===========    ===========    ===========    ===========    ===========

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

    Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.41% and 1.58% of total loans of bank subsidiaries, net of unearned income, for December 31, 1999 and 1998, respectively.

    The amount charged against 1999 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover potential loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

    The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

                                                                    AT DECEMBER 31,
                    --------------------------------------------------------------------------------------------------------------
                           1999                   1998                   1997                   1996                   1995
                    ------------------     ------------------     -------------------     ------------------    ------------------
                               PERCENT                PERCENT                PERCENT                PERCENT                PERCENT
                    ALLOWANCE OF LOANS     ALLOWANCE OF LOANS     ALLOWANCE OF LOANS     ALLOWANCE OF LOANS     ALLOWANCE OF LOANS
                    --------- --------     --------- --------     --------- --------     --------- --------     --------- --------
                                                              (Dollars in Thousands)
Commercial,
financial and
  agricultural       $ 16,745    58.4%      $ 15,022    55.2%      $ 14,149    55.2%      $ 12,981    58.3%      $ 11,569    59.7%
Real estate
  mortgage              4,185    14.6          3,616    13.3          3,323    12.9          3,467    15.6          3,219    16.6
Real estate
  construction          1,949     6.8          1,582     5.8          1,047     4.1            586     2.6            633     3.3
Consumer                2,569     8.9          4,207    15.5          4,813    18.8          2,901    13.1          1,999    10.4
Foreign                 1,322    11.3          1,124    10.2          1,184     9.0          1,101    10.4          1,035    10.0
                       ------   -----         ------   -----         ------   -----         ------   -----         ------   -----
                     $ 26,770   100.0%      $ 25,551   100.0%      $ 24,516   100.0%      $ 21,036   100.0%      $ 18,455   100.0%
                       ======   =====         ======   =====         ======   =====         ======   =====         ======   =====

                                    DEPOSITS

     The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                             1999       1998        1997
                                                          ----------  ----------  ----------
                                                                (Dollars in Thousands)
Deposits:
          Demand - non-interest bearing
                 Domestic ..............................  $  402,738  $  377,084  $  317,759
                 Foreign ...............................      59,772      56,779      43,620
                                                          ----------  ----------  ----------
                 Total demand non-interest
                   bearing .............................     462,510     433,863     361,379
                                                          ----------  ----------  ----------

          Savings and interest bearing demand
                 Domestic ..............................     724,321     660,870     560,956
                 Foreign ...............................     213,001     206,724     161,603
                                                          ----------  ----------  ----------
                 Total savings and interest
                   bearing demand ......................     937,322     867,594     722,559
                                                          ----------  ----------  ----------

          Time certificates of deposit $100,000 or more:

                 Domestic ..............................     466,384     465,789     363,471
                 Foreign ...............................     840,059     713,060     602,170

            Less than $100,000:
                 Domestic ..............................     463,243     543,211     541,686
                 Foreign ...............................     294,425     251,399     219,044
                                                          ----------  ----------  ----------
          Total time, certificates of
              deposit ..................................   2,064,111   1,973,459   1,726,371
                                                          ----------  ----------  ----------

          Total deposits ...............................  $3,463,943  $3,274,916  $2,810,309
                                                          ==========  ==========  ==========

       Interest Expense:
          Savings and interest bearing demand
                 Domestic ..............................  $   21,678  $   21,580  $   17,559
                 Foreign ...............................       5,504       4,839       4,593
                                                          ----------  ----------  ----------
          Total savings and interest
            bearing demand .............................  $   27,182  $   26,419  $   22,152
                                                          ----------  ----------  ----------
          Time, certificates of deposit
            $100,000 or more
                 Domestic ..............................  $   22,790  $   24,484  $   19,256
                 Foreign ...............................      38,497      36,865      32,532
            Less than $100,000
                 Domestic ..............................      24,158      28,746      27,200
                 Foreign ...............................      12,181      11,728      10,425
                                                          ----------  ----------  ----------
          Total time, certificates
                   of deposit ..........................  $   97,626  $  101,823  $   89,413
                                                          ----------  ----------  ----------

          Total interest expense on deposits ...........  $  124,808  $  128,242  $  111,565
                                                          ==========  ==========  ==========

     Maturities of time certificates of deposit outstanding at December 31, 1999 are summarized as follows:

                                                   DECEMBER 31, 1999
                                                  -------------------
                                         $100,000 OR MORE     LESS THAN $100,000
                                         ----------------     ------------------
                                                  (Dollars in Thousands)
      3 months or less                    $   703,091             $   370,349
      Over 3 but through 12 months            527,673                 302,223
      Over 12 months                           98,007                  98,045
                                          -----------             -----------
           Total                          $ 1,328,771             $   770,617
                                          ===========             ===========

                           RETURN ON EQUITY AND ASSETS

     Certain key ratios for the Company for the years ended December 31, 1999, 1998 and 1997 follows (Note 1):

                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------
                                             1999         1998        1997
                                             ----         ----        ----

Percentage of net income to:
   Average shareholders' equity             17.88%       15.48%       16.41%
   Average total assets                      1.31         1.15         1.30
Percentage of average shareholders'
   equity to average total assets            7.34         7.43         7.91
Percentage of cash dividends per share
   to net income per share                  28.63        23.65        11.37

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                               FOREIGN ACTIVITIES

     Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 27 of the 1999 Annual Report to Shareholders which is incorporated herein by reference.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the 1999 Annual Meeting of Shareholders of the Company held on May 20, 1999, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 1999 Annual Meeting of shareholders and until his successor is duly elected and qualified.

                                                                    OFFICER OF THE
     NAME               AGE        POSITION OF OFFICE           COMPANY OR IBC SINCE
Dennis E. Nixon          57        Chairman of the Board and             1979
                                   President of the Company,
                                   Chief Executive Officer of IBC

Leonardo Salinas         66        Vice President of the Company         1982
                                   and Senior Executive Vice
                                   President of IBC

R. David Guerra          47        Vice President of the Company         1986
                                   and President of IBC McAllen
                                   Branch

Imelda Navarro           42        Treasurer of the Company              1982
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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information set forth under the caption "Common Stock and Dividends" located on page 10 of Registrant's 1999 Annual Report is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 1999 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 10 of Registrant's 1999 Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under the caption "Liquidity and Capital Resources" located on pages 5 through 7 of the Registrant's 1999 Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements located on pages 12 through 16 of Registrant's 1999 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement dated April 14, 2000 entitled "Election of Directors" and (ii) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement dated April 14, 2000 entitled "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a) (8) of Securities and Exchange Commission Regulation S-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement dated April 14, 2000 entitled "Principal Shareholders" and "Security Ownership of Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement dated April 14, 2000 entitled "Interest of Management in Certain Transactions."

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS

        1. The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 1999 Annual Report to Shareholders filed as an exhibit hereto and they include:

            Independent Auditors' Report

            Consolidated:
            Statements of Condition as of December 31, 1999 and 1998
            Statements of Income for the years ended December 31, 1999, 1998 and 1997
            Statements of Comprehensive Income for the years ended December 31,
              1999, 1998 and 1997
            Statements of Shareholders' Equity for the years ended December 31,
              1999, 1998 and 1997
            Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
            Notes to Financial Statements

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

            (10n)*-Agreement and Plan of Merger by and among International Bancshares Corporation, University Bancshares, Inc., Joe L. Allbritton and Robert L. Allbritton, dated as of August 15, 1997.

            (13)**-International Bancshares Corporation 1999 Annual Report

            (21) -List of Subsidiaries of International Bancshares Corporation as of March 30, 2000

            (23)  -Accountants' Consent

            (27)  -Financial Data Schedule

            *  Previously filed

            ** Deemed filed only with respect to those portions thereof incorporated herein by reference

            +  Executive Compensation Plans and Arrangements

(b)     REPORTS ON FORM 8-K

        Registrant filed a current report on Form 8-K on January 11, 2000, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the expansion of the Company's stock repurchase program.

        Registrant filed a current report on Form 8-K on March 2, 2000, covering
        Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's Annual 1999 Earnings.

        Registrant filed a current report on Form 8-K on March 20, 2000, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

        Registrant filed a current report on Form 8-K on March 23, 2000, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's election to become a Financial Holding Company.

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

                                        Date:  MARCH 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURES                     TITLE                      DATE

 /S/ DENNIS E. NIXON          President and Director          MARCH 30, 2000
 Dennis E. Nixon              (Principal Executive Officer)

 /S/ IMELDA NAVARRO           Treasurer                       MARCH 30, 2000
 Imelda Navarro               (Principal Financial Officer)

 /S/ LEONARDO SALINAS         Vice President and              MARCH 30, 2000
 Leonardo Salinas             Director

 /S/ LESTER AVIGAEL           Director                        MARCH 30, 2000
 Lester Avigael

 /S/ IRVING GREENBLUM         Director                        MARCH 30, 2000
 Irving Greenblum

 /S/ R. DAVID GUERRA          Director                        MARCH 30, 2000
 R. David Guerra

 /S/ RICHARD E. HAYNES        Director                        MARCH 30, 2000
 Richard E. Haynes

__________________________    Director                        ________________
 Sioma Neiman

 /S/ ANTONIO R. SANCHEZ JR.   Director                        MARCH 30, 2000
 Antonio R. Sanchez Jr.

 /S/ PEGGY J. NEWMAN          Director                        MARCH 30, 2000
 Peggy J. Newman

                                  EXHIBIT INDEX

Exhibit 13 -   International Bancshares Corporation 1999 Annual Report, Exhibit
               13, page 1

Exhibit 21 -   List of Subsidiaries of International Bancshares Corporation as
               of March 30, 2000, page 130

Exhibit 23 -   Accountants' Consent, page 131

Exhibit 27 -   Financial Data Schedule, page 132