Form 10-Q
period 2000-03-31
INTERNATIONAL BANCSHARES CORP
filed 2000-05-15
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ____________

                          Commission file number 0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                      74-2157138
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

               1200 SAN BERNARDO AVENUE, LAREDO, TEXAS 78042-1359
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (956) 722-7611
                                 ---------------
              (Registrant's telephone number, including area code)

                                      NONE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 SHARES ISSUED AND OUTSTANDING
           -----                                --------------------------------
Common Stock, $1.00 par value                   17,152,183 shares outstanding at
                                                           May 5, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                      MARCH 31,    DECEMBER 31,
           ASSETS                                       2000           1999
           ------                                    -----------    -----------

Cash and due from banks ..........................   $   106,301    $   121,695

Federal funds sold ...............................        18,300         13,300
                                                     -----------    -----------

             Total cash and cash equivalents .....       124,601        134,995

Time deposits with banks .........................         1,976          1,877

Investment securities:
  Held to maturity
    (Market value of $2,145 on March 31, 2000
    and $2,405 on December 31, 1999) .............         2,145          2,406
  Available for sale
    (Amortized cost of $3,011,379 on March 31,
    2000 and $3,050,099 on December 31, 1999) ....     2,935,413      2,993,311
                                                     -----------    -----------

             Total investment securities .........     2,937,558      2,995,717

Loans:
   Commercial, financial and agricultural ........     1,195,343      1,115,511
   Real estate - mortgage ........................       291,657        278,819
   Real estate - construction ....................       137,779        129,813
   Consumer ......................................       166,809        171,104
   Foreign .......................................       231,742        216,632
                                                     -----------    -----------

             Total loans .........................     2,023,330      1,911,879

   Less unearned discounts .......................        (8,436)        (8,355)
                                                     -----------    -----------

             Loans, net of unearned discounts ....     2,014,894      1,903,524

   Less allowance for possible loan losses .......       (28,232)       (26,770)
                                                     -----------    -----------

             Net loans ...........................     1,986,662      1,876,754
                                                     -----------    -----------

Bank premises and equipment, net .................       145,937        145,342
Accrued interest receivable ......................        35,936         34,827
Other investments ................................       130,446        130,089
Intangible assets ................................        42,616         43,598
Other assets .....................................        59,511         58,605
                                                     -----------    -----------

             Total assets ........................   $ 5,465,243    $ 5,421,804
                                                     ===========    ===========
                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                      MARCH 31,    DECEMBER 31,
                                                        2000           1999
                                                    -----------     -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing .............    $   547,776     $   499,369
     Savings and interest bearing demand .......        938,188         928,455
     Time ......................................      2,146,097       2,099,388
                                                    -----------     -----------

             Total deposits ....................      3,632,061       3,527,212

   Federal funds purchased and securities
     sold under repurchase agreements ..........        126,209         123,752
   Other borrowed funds ........................      1,307,500       1,380,000
   Other liabilities ...........................         50,649          37,404
                                                    -----------     -----------

             Total liabilities .................      5,116,419       5,068,368
                                                    -----------     -----------


Shareholders' equity:

   Common stock of $1.00 par value.
     Authorized 40,000,000 shares;
     issued 21,119,199 shares in 2000
     and 21,091,754 shares in 1999 .............         21,119          21,092
   Surplus .....................................         24,572          24,050
   Retained earnings ...........................        394,785         385,942
   Accumulated other comprehensive income ......        (49,378)        (36,912)
                                                    -----------     -----------

                                                        391,098         394,172
     Less cost of shares in treasury,
     3,891,263 shares in 2000 and
     3,851,844 shares in 1999 ..................        (42,274)        (40,736)
                                                    -----------     -----------

             Total shareholders' equity ........        348,824         353,436
                                                    -----------     -----------


             Total liabilities and

                shareholders' equity ...........    $ 5,465,243     $ 5,421,804
                                                    ===========     ===========

See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Interest income:
   Loans, including fees ..........................      $ 47,373       $ 37,609
   Time deposits with banks .......................            31             22
   Federal funds sold .............................           376            176
   Investment securities:
     Taxable ......................................        48,176         42,585
     Tax-exempt ...................................         1,298            662
   Other interest income ..........................            98            120
                                                         --------       --------

          Total interest income ...................        97,352         81,174
                                                         --------       --------

Interest expense:
   Savings deposits ...............................         6,969          6,709
   Time deposits ..................................        27,219         23,849
   Federal funds purchased and securities
    sold under repurchase agreements ..............         1,647          1,486
   Other borrowings ...............................        20,161         11,692
                                                         --------       --------

             Total interest expense ...............        55,996         43,736
                                                         --------       --------

             Net interest income ..................        41,356         37,438

Provision for possible loan losses ................         1,576          2,187
                                                         --------       --------

             Net interest income after
                provision for possible
                loan losses .......................        39,780         35,251
                                                         --------       --------

Non-interest income:
   Service charges on deposit accounts ............         7,846          6,879
   Other service charges, commissions
     and fees .....................................         2,558          2,390
   Investment securities transactions .............        (1,319)           457
   Other investments ..............................         1,926          1,080
   Other income ...................................         2,208          1,895
                                                         --------       --------

             Total non-interest income ............        13,219         12,701
                                                         --------       --------

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                        2000             1999
                                                     -----------     -----------
Non-interest expense:
   Employee compensation and benefits ..........          11,187          10,115
   Occupancy ...................................           1,927           1,545
   Depreciation of premises and equipment ......           2,966           2,862
   Professional fees ...........................           1,027             977
   Stationery and supplies .....................             700             662
   Amortization of intangible assets ...........             982             927
   Other .......................................           6,328           6,930
                                                     -----------     -----------

             Total non-interest expense ........          25,117          24,018
                                                     -----------     -----------

             Income before income taxes ........          27,882          23,934

Income taxes ...................................           8,702           8,039
                                                     -----------     -----------

             Net Income ........................     $    19,180     $    15,895
                                                     ===========     ===========


Basic earnings per common share:

   Net Income ..................................     $      1.11     $       .90

   Weighted average number of shares
     outstanding ...............................      17,243,062      17,652,151

Diluted earnings per common share:

   Net Income ..................................     $      1.10     $       .90

   Weighted average number of shares
     outstanding ...............................      17,483,089      17,759,637

See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------


Net Income ..........................................     $ 19,180      $ 15,895
                                                          --------      --------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses) on
      securities arising during period, net
      of reclassification adjustment for
      (gains) losses included in net income .........      (12,466)          179
                                                          --------      --------

Comprehensive income ................................     $  6,714      $ 16,074
                                                          ========      ========


See accompanying notes to interim condensed consolidated financial statements.

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
Operating activities:

  Net Income .........................................   $  19,180    $  15,895

  Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for possible loan losses .............       1,576        2,187
      Recoveries on charged-off loans ................         323          281
      Net (profit) cost of operations for other
        real estate owned ............................         (24)          36
      Depreciation of bank premises and equipment ....       2,966        2,862
      Depreciation and amortization of leasing assets          437          449
      Accretion of investment securities discounts ...      (4,568)      (2,823)
      Amortization of investment securities premiums..       2,984        3,709
      Realized loss (gain) on investment securities
        transactions, net ............................       1,319         (457)
      Gain on sale of bank premises and equipment ....         (45)         (11)
      Deferred tax expense ...........................       1,398          829
      (Increase) decrease in accrued interest
        receivable ...................................      (1,109)       1,479
      Increase in other liabilities ..................      13,245       13,853
                                                         ---------    ---------

           Net cash provided by operating activities .      37,682       38,289
                                                         ---------    ---------

Investing activities:

  Cash acquired in purchase transaction ..............        --         20,320
  Proceeds from maturities of securities .............         760        1,350
  Proceeds from sales of available
    for sale securities ..............................      48,216      253,463
  Purchases of available for sale securities .........     (83,452)    (197,722)
  Principal collected on mortgage-backed securities ..      80,434      279,585
  Proceeds from matured time deposits with banks .....         293          189
  Purchases of time deposits with banks ..............        (392)        (297)
  Net increase in loans ..............................    (111,807)     (27,998)
  Net increase in other assets .......................      (2,092)     (98,019)
  Purchase of bank premises and equipment ............      (3,651)      (6,172)
  Proceeds from sale of bank premises and equipment ..         135           31
                                                         ---------    ---------

           Net cash (used in) provided
              investing activities ...................     (71,556)     224,730
                                                         ---------    ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
Financing activities:

  Net increase in non-interest bearing demand
    demand deposits ..................................      48,407       44,318
  Net increase (decrease) in savings and interest
    bearing demand deposits ..........................       9,733      (15,566)
  Net increase in time deposits ......................      46,709       18,515
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements ..       2,457      (14,150)
  Proceeds from issuance of other borrowed funds .....     217,500      360,000
  Principal payments on other borrowed funds .........    (290,000)    (624,000)
  Purchase of treasury stock .........................      (1,538)        (961)
  Proceeds from stock transactions ...................         549          485
  Payment of cash dividends ..........................     (10,337)      (8,474)
                                                         ---------    ---------

           Net cash provided (used in)
             financing activities ....................      23,480     (239,833)
                                                         ---------    ---------

  (Decrease) increase in cash and cash equivalents ...     (10,394)      23,186

  Cash and cash equivalents
    at beginning of year .............................     134,995      120,594
                                                         ---------    ---------
  Cash and cash equivalents
    at end of period .................................   $ 124,601    $ 143,780
                                                         =========    =========


Supplemental cash flow information:

    Interest paid ....................................   $  54,608    $  42,455
    Income taxes paid ................................        --             80


Supplemental schedule of noncash investing and financing activities relating to the purchase transaction:

      Loans acquired .................................   $    --      $   4,503
      Other assets acquired ..........................        --          3,112
      Deposits and other liabilities assumed .........        --         27,935

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management of the Company is in the process of assessing the impact, if any, of the future adoption of SFAS No. 133.

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 further amends Statement 65, "Accounting for Certain Mortgage Banking Activities, as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement did not have a material impact on the Company's financial position, results of operation, or liquidity.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management of the Company believes that it does not have separate reportable operating segments under the provision of SFAS No. 131.

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

      A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                      MARCH 31,   DECEMBER 31,
                                                        2000         1999
                                                     ----------   ----------
                                                     (DOLLARS IN THOUSANDS)

U. S. Treasury and federal agencies
      Available for sale .........................   $2,692,312   $2,752,943
States and political subdivisions
      Held to maturity ...........................           60          321
      Available for sale .........................       90,843       90,416
Other
      Held to maturity ...........................        2,085        2,085
      Available for sale .........................      152,258      149,952
                                                     ----------   ----------

      Total investment securities ................   $2,937,558   $2,995,717
                                                     ==========   ==========

NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      A summary of the transactions in the allowance for possible loan losses is as follows:

                                                        MARCH 31,   MARCH 31,
                                                          2000        1999
                                                        --------    --------
                                                       (DOLLARS IN THOUSANDS)

Balance at January 1 ................................   $ 26,770    $ 25,551

      Losses charged to allowance ...................       (437)     (1,695)
      Recoveries credited to allowance ..............        323         281
                                                        --------    --------

      Net losses charged to allowance ...............       (114)     (1,414)

      Provisions charged to operations ..............      1,576       2,187
                                                        --------    --------

Balance at March 31 .................................   $ 28,232    $ 26,324
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

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the three month period of both 2000 and 1999 was not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at March 31, 2000, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 4 - STOCK AND CASH DIVIDENDS

      All per share data presented has been restated to reflect the stock split effected through a stock dividend which became effective May 20, 1999 and resulted in the issuance of 4,204,251 shares of Common Stock. A special cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 15, 1999 and October 15, 1999, respectively. A special cash dividend of $.60 per share and a 25% stock split effected through a stock dividend was declared on March 16, 2000 and April 6, 2000 for all holders of Common Stock of record on March 31, 2000 and May 18, 2000, respectively, with said dividends made payable on April 14, 2000 and June 12, 2000, respectively.

      The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999 and on January 11, 2000. Under the stock repurchase program, the Company is authorized to repurchase up to $35,000,000 of its common stock through December 2000. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of May 5, 2000, a total of 568,063 shares had been repurchased under this program at a cost of $24,450,000. Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $60,000,000. In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $60,000,000 cap will occur in the future. As of May 5, 2000, the Company has approximately $45,423,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 641,500 and 40,372 shares remain available for the issuance of options under the new Plan. The 198,405 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of March 31, 2000, options to acquire 198,405 and 641,500 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

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

      The Company's lead bank subsidiary has invested in several lease financing transactions. Two of the lease financing transactions have been examined by the Internal Revenue Service ("IRS"). In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for one of the transactions and the affected partnership has submitted a Protest contesting the adjustments. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a Partnership for the other transaction and the partnership intends to file a Protest contesting the proposed adjustments. No reliable prediction can be made at this time as to the likely outcome of the Protests; however, if the Protests are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question. Management currently estimates its exposure to be approximately $4,800,000, which amount has been accrued for and included in income tax expense. Management intends to continue to evaluate the merits of this matter and make appropriate revisions if warranted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the first quarter of 2000 was $19,180,000 or $1.11 per share - basic ($1.10 per share - diluted) compared to $15,895,000 or $.90 per share - basic

($.90 per share - diluted) in the first quarter of 1999, which represents a 21% increase over the corresponding 1999 period.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
                                                         (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)

Reported net income ...................................   $ 19,180    $ 15,895
Amortization of intangible asset ......................        982         927
Income tax adjustment .................................        (80)        (61)
                                                          --------    --------

Income before goodwill charges ........................   $ 20,082    $ 16,761
                                                          ========    ========

Income before goodwill charges per common share:
  Basic ...............................................   $   1.16    $    .95
  Diluted .............................................       1.15         .94

      Total assets at March 31, 2000, were $5,465,243,000 which represents a 14% increase over total assets of $4,806,735,000 at March 31, 1999 and a 1% increase over total assets of $5,421,804,000 at December 31, 1999. Deposits at March 31, 2000 were $3,632,061,000 which represents an increase of 5% over the $3,444,777,000 amount reported at March 31, 1999, and an increase of 3% over the $3,527,212,000 reported at December 31, 1999. Total loans at March 31, 2000 increased 22% to $2,023,330,000 from $1,653,260,000 reported at March 31, 1999, and increased 6% from the $1,911,879,000 reported at December 31, 1999. The increase in assets and deposits during the first three months in 2000 reflects growth opportunities in the Company's market through its branch system. The aggregate amount of certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB") decreased to $1,307,500,000 at March 31, 2000 from the $1,380,000,000 at December 31, 1999. The certificates of indebtedness are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 2000 increased $3,918,000 (10%) over the same period in 1999 and the increase is the result of the Company's efforts to manage interest rate risk.

      Investment securities increased 10% to $2,937,558,000 at March 31, 2000, from $2,670,951,000 at March 31, 1999. Time deposits with other banks at March 31, 2000 increased 33% to $1,976,000 from $1,481,000 at March 31, 1999. Total federal funds
sold decreased 46% to $18,300,000 for the first quarter of 2000 as compared to $34,000,000 for the first quarter of 1999.

      Interest and fees on loans for the three month period in 2000 increased $9,764,000 (26%) compared to the same period in 1999. Interest income on taxable and tax exempt investment securities for the first quarter in 2000 increased $6,227,000 (14%) from the same quarter in 1999. Interest income on time deposits with banks for the first quarter in 2000 increased $9,000 (41%) from the same quarter in 1999. Interest income on federal funds sold for the first quarter in 2000 increased $200,000 (114%) from the same quarter in 1999. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 2000 increased $16,178,000 (20%) from the same quarter in 1999. The increase in total interest income was primarily due to the income derived from the increase in the Company's loan portfolio.

      Total interest expense for savings deposits, time deposits and other borrowings increased $12,260,000 (28%) for the first quarter of 2000 from the same quarter in 1999. The increase in total interest expense was primarily due to higher interest rates and larger volume. As a result, net interest income for the first quarter of 2000 increased $3,918,000 or 10% over the same period in 1999. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $518,000 (4%) to $13,219,000 in the first quarter of 2000 as compared to $12,701,000 for the quarter ended March 31, 1999. The increases in non-interest income were primarily due to the increases in service charge income. The increase in service charges were attributable to the amount of account transaction fees received as a result of deposit growth, new deposit products and increased collection efforts. The Company executed a bond sale program in the first quarter of 2000 to improve future earnings which resulted in losses of $1,319,000 compared to gains of $457,000 for the same period in 1999.

      Non-interest expense increased $1,099,000 to $25,117,000 for the first quarter of 2000 as compared to $24,018,000 for the quarter ended March 31, 1999. Non-interest expense increased due to the Company's expanded operations at the bank subsidiaries.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 46% for the first quarter of 2000, compared to the year ago ratio of 48%.

      The allowance for possible loan losses increased 7% to $28,232,000 at the end of the first quarter of 2000 from $26,324,000 for the corresponding date in 1999. The provision for possible loan losses charged to expense decreased 28% to $1,576,000 for the quarter ended March 31, 2000 from $2,187,000 for the same quarter in 1999. The increase in the allowance for possible loan losses were largely due to the increase in the size of the loan portfolio. The allowance for possible loan losses was 1.40% of total loans at March 31, 1999, compared to 1.59% at March 31, 1999 and 1.40% at December 31, 1999.

      At March 31, 2000, the Company had $5,465,243,000 of consolidated assets of which approximately $233,651,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico compared to $181,767,000 or 4% at March 31, 1999. Of the $233,651,000, 54% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 43% is secured by Mexican real estate; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 2000 and 1999 have been wholesale liabilities with, FHLB, FNMA, FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter in 2000 and expects to continue to fund during 2000 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At March 31, 2000, shareholders' equity was $348,824,000 compared to $377,407,000 at March 31, 1999, a decrease of
$28,583,000 or 8%. The decrease in shareholders' equity resulted from the stock repurchase program and the negative impact of comprehensive income. An accounting standard relating to comprehensive income requires that unrealized losses on securities held available for sale, net of tax, be deducted from shareholders' equity; however, the unrealized losses on securities are not deducted from capital in the calculation of regulatory capital requirements.

      The Company had a leverage ratio of 6.60% and 6.58%, risk-weighted Tier 1 capital ratio of 13.12% and 13.41% and risk-weighted total capital ratio of 14.18% and 14.46% at March 31, 2000 and December 31, 1999, respectively. The core deposit intangibles and goodwill of $41,649,000 at March 31, 2000, booked in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2000 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                         RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
      March 31, 2000                        3 MONTHS    OVER 3 MONTHS   OVER 1 YEAR                      TOTAL
     (Dollars in Thousands)                  OR LESS      TO 1 YEAR      TO 5 YEARS    OVER 5 YEARS
     ===========================================================================================================
     SECTION A

     -----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FED FUNDS SOLD                      $    18,300           -              -              -       $    18,300
     DUE FROM BANK INT EARNING                   396          1,580           -              -             1,976
     INVESTMENT SECURITIES                   160,403        344,469      2,187,570        245,116      2,937,558
     LOANS, NET OF NON-ACCRUALS            1,400,481        129,487        311,791        174,763      2,016,522
     ----------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                $ 1,579,580    $   475,536    $ 2,499,361    $   419,879    $ 4,974,356
     -----------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS           $ 1,579,580    $ 2,055,116    $ 4,554,477    $ 4,974,356
     ===========================================================================================================
     SECTION B

     -----------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                       $ 1,104,182    $   862,878    $   178,897    $       140    $ 2,146,097
     OTHER INT BEARING DEPOSITS              938,188           -              -              -           938,188
     FED FUNDS PURCHASED & REPOS              66,735         54,952          4,522           -           126,209
     OTHER BORROWINGS                      1,307,500           -              -              -         1,307,500
     -----------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES  $ 3,416,605    $   917,830    $   183,419    $       140    $ 4,517,994
     -----------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES    $ 3,416,605    $ 4,334,435    $ 4,517,854    $ 4,517,994
     ===========================================================================================================
     SECTION C

     -----------------------------------------------------------------------------------------------------------
     REPRICING GAP                       $(1,837,025)   $  (442,294)   $ 2,315,942    $   419,739    $   456,362
     CUMULATIVE REPRICING GAP            $(1,837,025)   $(2,279,319)   $    36,623    $   456,362
     RATIO OF INTEREST-SENSITIVE                .46            .52          13.63            -             1.10
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST-             .46            .47           1.01           1.10
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

      As of March 31, 2000, the Company incurred expenses to remediate the Year 2000 issue in the amount of $695,000, which amount includes expenses in years 1998, 1999 and 2000. These costs are being expensed as incurred. While the Company believes that it will incur no additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

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

FINANCIAL MODERNIZATION LEGISLATION

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 ("GLBA"). This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non- financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. Additionally, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non- public customer information with third parties.

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

      Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:
(I) changes in local, state, national and international economic conditions,
(II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, and (IV) the loss of senior management or operating personnel, and (V) increased competition from both within and without the banking industry. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      During the first quarter of 2000, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      The Annual Meeting of Shareholders of the Company will be held May 18, 2000 for the following purposes: 1) To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; 2) To approve the appointment of independent auditors for the 2000 fiscal year; 3) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended March 31, 2000.

(b) Registrant filed a current report on Form 8-K on April 10, 2000, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a stock dividend by the Company.

      Registrant filed a current report on Form 8-K on May 12, 2000, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement the Company's First Quarter 2000 Earnings.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION

Date:  MAY 15, 2000              /S/ DENNIS E. NIXON
       ------------             --------------------------------------
                                Dennis E. Nixon
                                President

Date:  MAY 15, 2000              /S/ IMELDA NAVARRO
       ------------             --------------------------------------
                                Imelda Navarro
                                Treasurer (Chief Accounting Officer)