Form 10-Q
period 2000-06-30
INTERNATIONAL BANCSHARES CORP
filed 2000-08-14
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                   SHARES ISSUED AND OUTSTANDING
           -----                                   -----------------------------
Common Stock, $1.00 par value                      21,373,161 shares outstanding
                                                   at August 4, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                       JUNE 30,    DECEMBER 31,
           ASSETS                                       2000           1999
           ------                                    -----------    -----------
Cash and due from banks ..........................   $    89,667    $   121,695
Federal funds sold ...............................        39,900         13,300
                                                     -----------    -----------
             Total cash and cash equivalents .....       129,567        134,995
Time deposits with banks .........................         2,075          1,877

Investment securities:
  Held to maturity
    (Market value of $2,170 on June 30, 2000
    and $2,405 on December 31, 1999) .............         2,170          2,406
  Available for sale
    (Amortized cost of $3,116,655 on June 30,
    2000 and $3,050,099 on December 31, 1999) ....     2,999,778      2,993,311
                                                     -----------    -----------
             Total investment securities .........     3,001,948      2,995,717

Loans:
   Commercial, financial and agricultural ........     1,271,907      1,115,511
   Real estate - mortgage ........................       303,765        278,819
   Real estate - construction ....................       150,509        129,813
   Consumer ......................................       164,523        171,104
   Foreign .......................................       238,674        216,632
                                                     -----------    -----------
             Total loans .........................     2,129,378      1,911,879
   Less unearned discounts .......................        (7,220)        (8,355)
                                                     -----------    -----------
             Loans, net of unearned discounts ....     2,122,158      1,903,524
   Less allowance for possible loan losses .......       (29,367)       (26,770)
                                                     -----------    -----------
             Net loans ...........................     2,092,791      1,876,754
                                                     -----------    -----------
Bank premises and equipment, net .................       148,361        145,342
Accrued interest receivable ......................        36,406         34,827
Other investments ................................       129,943        130,089
Intangible assets ................................        41,637         43,598
Other assets .....................................        79,237         58,605
                                                     -----------    -----------
             Total assets ........................   $ 5,661,965    $ 5,421,804
                                                     ===========    ===========

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                     -----------    -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ...............   $   520,561    $   499,369
     Savings and interest bearing demand .........       881,808        928,455
     Time ........................................     2,203,113      2,099,388
                                                     -----------    -----------
             Total deposits ......................     3,605,482      3,527,212

   Federal funds purchased and securities
     sold under repurchase agreements ............       135,694        123,752
   Other borrowed funds ..........................     1,540,000      1,380,000
   Other liabilities .............................        42,627         37,404
                                                     -----------    -----------
             Total liabilities ...................     5,323,803      5,068,368
                                                     -----------    -----------

Shareholders' equity:
   Common stock of $1.00 par value ...............
     Authorized 40,000,000 shares;
     issued 26,427,551 shares in 2000
     and 21,091,754 shares in 1999 ...............        26,428         21,092
   Surplus .......................................        25,094         24,050
   Retained earnings .............................       410,568        385,942
   Accumulated other comprehensive income (loss) .       (75,970)       (36,912)
                                                     -----------    -----------
                                                         386,120        394,172
     Less cost of shares in treasury,
     5,040,427 shares in 2000 and
     3,851,844 shares in 1999 ....................       (47,958)       (40,736)
                                                     -----------    -----------
             Total shareholders' equity ..........       338,162        353,436
                                                     -----------    -----------

             Total liabilities and
                shareholders' equity .............   $ 5,661,965    $ 5,421,804
                                                     ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                            ---------------------    ----------------------
                                               2000        1999         2000         1999
                                            ---------   ---------    ---------    ---------
Interest income:
   Loans, including fees ................   $  53,514   $  38,924    $ 100,887    $  76,533
   Time deposits with banks .............          37          29           68           51
   Federal funds sold ...................         154         265          530          441
   Investment securities:
     Taxable ............................      49,961      38,961       98,137       81,546
     Tax-exempt .........................       1,252       1,170        2,550        1,832
   Other interest income ................          75          74          173          194
                                            ---------   ---------    ---------    ---------
          Total interest income .........     104,993      79,423      202,345      160,597
                                            ---------   ---------    ---------    ---------

Interest expense:
   Savings deposits .....................       6,863       6,941       13,832       13,650
   Time deposits ........................      29,187      23,848       56,406       47,697
   Federal funds purchased and securities
    sold under repurchase agreements ....       1,958       1,456        3,605        2,942
   Other borrowings .....................      22,538       8,739       42,699       20,431
                                            ---------   ---------    ---------    ---------
             Total interest expense .....      60,546      40,984      116,542       84,720
                                            ---------   ---------    ---------    ---------
             Net interest income ........      44,447      38,439       85,803       75,877
Provision for possible loan losses ......       1,758       2,327        3,334        4,514
                                            ---------   ---------    ---------    ---------
             Net interest income after
                provision for possible
                loan losses .............      42,689      36,112       82,469       71,363
                                            ---------   ---------    ---------    ---------

Non-interest income:
   Service charges on deposit accounts ..       8,756       7,712       16,602       14,591
   Other service charges, commissions
     and fees ...........................       1,963       2,559        4,521        4,949
   Investment securities transactions ...          25        (352)      (1,294)         105
   Other investments ....................       1,869       1,786        3,795        2,866
   Other income .........................       2,275       2,172        4,483        4,067
                                            ---------   ---------    ---------    ---------
             Total non-interest income ..      14,888      13,877       28,107       26,578
                                            ---------   ---------    ---------    ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                            -------------------------   -------------------------
                                                2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Non-interest expense:
   Employee compensation and benefits ...        11,488        10,722        22,675        20,837
   Occupancy ............................         1,911         1,709         3,838         3,254
   Depreciation of premises and equipment         2,978         2,929         5,944         5,791
   Professional fees ....................         1,072         1,328         2,099         2,305
   Stationery and supplies ..............           780           769         1,480         1,431
   Amortization of intangible assets ....           979           990         1,961         1,917
   Other ................................         7,522         7,878        13,850        14,808
                                            -----------   -----------   -----------   -----------
             Total non-interest expense .        26,730        26,325        51,847        50,343
                                            -----------   -----------   -----------   -----------
             Income before income taxes .        30,847        23,664        58,729        47,598
Income taxes ............................         9,760         7,621        18,462        15,660
                                            -----------   -----------   -----------   -----------
             Net Income .................   $    21,087   $    16,043   $    40,267   $    31,938
                                            ===========   ===========   ===========   ===========

Basic earnings per common:
   Net Income ...........................   $      1.10   $       .82   $      2.21   $      1.71
   Weighted average number of shares
     outstanding ........................    19,226,328    19,661,627    18,234,695    18,662,440
Diluted earnings per common share:
   Net Income ...........................   $      1.08   $       .80   $      2.18   $      1.68
   Weighted average number of shares
     outstanding ........................    19,519,167    20,116,017    18,501,128    19,023,862

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
Net Income ............................   $ 21,087    $ 16,043    $ 40,267    $ 31,938
                                          --------    --------    --------    --------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses)
       on securities arising during
       period, net of reclassification
       adjustment for (gains) losses
       included in net income .........    (26,592)    (28,689)    (39,058)    (28,510)
                                          --------    --------    --------    --------
Comprehensive income (loss) ...........   $ (5,505)   $(12,646)   $  1,209    $  3,428
                                          ========    ========    ========    ========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Operating activities:
  Net Income .........................................   $  40,267    $  31,938

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses .............       3,334        4,514
      Recoveries on charged-off loans ................         538          755
      Net cost (profit) of operations for other
        real estate owned ............................          45          114
      Depreciation of bank premises and equipment ....       5,944        5,791
      Depreciation and amortization of leasing assets          873          898
      Accretion of investment securities discounts ...      (9,089)      (6,703)
      Amortization of investment securities premiums .       5,887        6,387
      Realized loss (gain) on investment securities
        transactions, net ............................       1,294         (105)
      Gain on sale of bank premises and equipment ....         (85)         (30)
      Deferred tax expense ...........................         158        1,744
      Increase in accrued interest receivable ........      (1,579)      (1,352)
      Increase (decrease) in other liabilities .......       5,223       (1,127)
                                                         ---------    ---------
           Net cash provided by operating activities .      52,810       42,824
                                                         ---------    ---------

Investing activities:

  Cash acquired in purchase transaction ..............        --         20,320
  Proceeds from maturities of securities .............         760        1,850
  Proceeds from sales of available
    for sale securities ..............................      48,241      560,097
  Purchases of available for sale securities .........    (258,306)    (932,959)
  Principal collected on mortgage-backed securities ..     165,924      452,092
  Proceeds from matured time deposits with banks .....         392          288
  Purchases of time deposits with banks ..............        (590)        (594)
  Net increase in loans ..............................    (219,909)    (136,295)
  Net increase in other assets .......................     (19,601)    (108,249)
  Purchase of bank premises and equipment ............      (9,089)     (10,412)
  Proceeds from sale of bank premises and equipment ..         211           54
                                                         ---------    ---------
           Net cash used in investing activities .....    (291,967)    (153,808)
                                                         ---------    ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       --------------------------
                                                           2000           1999
                                                       -----------    -----------
Financing activities:

  Net increase in non-interest bearing
    demand deposits ................................   $    21,192    $    39,961
  Net (decrease) increase in savings and
    interest bearing demand deposits ...............       (46,647)        27,696
  Net increase in time deposits ....................       103,725         70,733
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements         11,942        (19,966)
  Proceeds from other borrowed funds ...............       655,000      1,090,000
  Principal payments on other borrowed funds .......      (495,000)    (1,109,000)
  Purchase of treasury stock .......................        (7,222)        (3,768)
  Proceeds from stock transactions .................         1,100            813
  Payments of cash dividends .......................       (10,337)        (8,474)
  Payments of cash dividends in lieu of
    fractional shares ..............................           (24)           (26)
                                                       -----------    -----------
           Net cash provided by financing activities       233,729         87,939
                                                       -----------    -----------
           Decrease in cash and cash equivalents ...        (5,428)       (23,045)

  Cash and cash equivalents
    at beginning of year ...........................       134,995        120,594
                                                       -----------    -----------
  Cash and cash equivalents
    at end of period ...............................   $   129,567    $    97,549
                                                       ===========    ===========
Supplemental cash flow information:
    Interest paid ..................................   $   120,780    $    83,008
    Income taxes paid ..............................        17,191         13,685


Supplemental schedule of noncash investing
  and financing activities relating to the
  purchase transaction:
    Loans acquired .................................   $      --      $     4,503
      Other assets acquired ........................          --            3,112
      Deposits and other liabilities assumed .......          --           27,935

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accounting and reporting policies of International Bancshares Corporation ("Corporation") and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce, Laredo ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation's wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company and IBC Capital Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.

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

        A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

                                                  JUNE 30,   DECEMBER 31,
                                                    2000         1999
                                                 ----------   ----------
                                                 (Dollars in Thousands)
        U. S. Treasury and federal agencies
               Held to maturity ..............   $   --       $   --
               Available for sale ............    2,755,663    2,752,943
        States and political subdivisions
               Held to maturity ..............           60          321
               Available for sale ............       88,764       90,416
        Other
               Held to maturity ..............        2,110        2,085
               Available for sale ............      155,351      149,952
                                                 ----------   ----------
               Total investment securities ...   $3,001,948   $2,995,717
                                                 ==========   ==========

NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

        A summary of the transactions in the allowance for possible loan losses is as follows:

                                                   JUNE 30,    JUNE 30,
                                                     2000        1999
                                                   --------    --------
                                                  (Dollars in Thousands)

        Balance at January 1 ...................   $ 26,770    $ 25,551

               Losses charged to allowance .....     (1,275)     (3,517)
               Recoveries credited to allowance         538         755
                                                   --------    --------
               Net losses charged to allowance .       (737)     (2,762)
               Provisions charged to operations       3,334       4,514
                                                   --------    --------
        Balance at June 30 .....................   $ 29,367    $ 27,303
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

        Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balance at the end of the six month period of both 2000 and 1999 was not material to the Company's consolidated financial position.

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

        While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 2000, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 4 - STOCK AND CASH DIVIDENDS

        All per share data presented has been restated to reflect the stock splits effected through a stock dividend which became effective May 20, 1999 and May 18, 2000 and were paid on June 11, 1999 and June 12, 2000, respectively. Such stock dividends resulted in the issuance of 4,204,251 and 5,280,503 shares of Common Stock in 1999 and 2000, respectively. A cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 15, 1999 and October 15, 1999, respectively. A cash dividend of $.60 per share was paid to holders of record of Common Stock on April 14, 2000.

        The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999 and on January 11, 2000. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $35,000,000 of its common stock through December 2000. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of August 4, 2000, a total of 661,507 shares had been repurchased under this program at a cost of $27,875,000. Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $60,000,000. In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $60,000,000 cap will occur in the future. As of August 4, 2000, the Company has approximately $48,848,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

        On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 837,617 with 47,965 shares remaining available for the issuance of options under the new Plan. The 233,639 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of June 30, 2000, options to acquire 233,639 and 789,652 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. These actions allege claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the financial condition or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

        The Company's lead bank subsidiary has invested in several lease financing transactions. Two of the lease financing transactions have been examined by the Internal Revenue Service ("IRS"). In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for each of the transactions and the affected partnership has submitted a Protest contesting the adjustments. No reliable prediction can be made at this time as to the likely outcome of the Protests; however, if the Protests are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question. Management has estimated the Company's exposure in connection with these transactions and has reserved the estimated amount. Management intends to continue to evaluate the merits of this matter and make appropriate revisions if warranted.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Net income for the second quarter of 2000 was $21,087,000 or $1.10 per share - basic ($1.08 per share - diluted) compared to $16,043,000 or $.82 per share - basic ($.80 per share - diluted) in the corresponding 1999 period.

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

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   --------------------    --------------------
                                                     2000        1999        2000        1999
                                                   --------    --------    --------    --------
                                                  (Dollars in Thousands, except per share data)
Reported net income ............................   $ 21,087    $ 16,043    $ 40,267    $ 31,938
Amortization of intangible assets ..............        979         990       1,961       1,917
Income tax adjustment ..........................        (79)        (83)       (159)       (143)
                                                   --------    --------    --------    --------
Income before goodwill charges .................   $ 21,987    $ 16,950    $ 42,069    $ 33,712
                                                   ========    ========    ========    ========

Income before goodwill charges per common share:

   Basic .......................................   $   1.14    $    .86    $   2.31    $   1.81
   Diluted .....................................   $   1.12    $    .84    $   2.27    $   1.77

        Total assets at June 30, 2000 were $5,661,965,000 which represents an 11% increase over total assets of $5,106,052,000 at June 30, 1999 and a 4% increase over total assets of $5,421,804,000 as of December 31, 1999. Deposits at June 30, 2000 were $3,605,482,000 an increase of 2% over the $3,535,900,000 amount reported at June 30, 1999, and an increase of 2% over the $3,527,212,000 amount reported at December 31, 1999. Total loans at June 30, 2000 increased 21% to $2,129,378,000 over $1,759,314,000 reported at June 30, 1999 an increase of
11% over the $1,911,879,000 amount reported at December 31, 1999. The increase in assets and deposits during the first six months in 2000 reflects growth opportunities in the Company's market through its branch system. The aggregate amount of certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB") increased to $1,540,000,000 at June 30, 2000 from the $1,380,000,000 at
December 31, 1999. The certificates of indebtedness and the deposits are used to fund the earning asset base of the Company.

        As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the second quarter of 2000 increased $6,008,000 (16%) over the same period in 1999 and the increase is the result of the Company's growth and efforts to manage interest rate risk.

        Investment securities increased 4% to $3,001,948,000 as of June 30, 2000 from $2,898,708,000 as of June 30, 1999. Time deposits with other banks as of June 30, 2000 increased to $2,075,000 from $1,679,000 as of June 30, 1999.
Federal funds sold of $39,900,000 was reflected as of June 30, 2000 as compared to no federal funds sold as of June 30, 1999.

        Interest and fees on loans for the second quarter of 2000 increased $14,590,000 (37%) over the same quarter in 1999 and increased $24,354,000 (32%)
for the six month period ended June 30, 2000 as compared to the same period in 1999. Interest income on taxable and tax exempt investment securities for the second quarter in 2000 increased $11,082,000 (28%) over the same quarter in 1999 and increased $17,309,000 (21%) for the six month period ended June 30, 2000 as compared to the same period in 1999. The increase in interest income on investment securities was favorably affected by a special Federal Home Loan Bank dividend of $1,235,000 received in the second quarter. Interest income on time deposits with banks for the second quarter in 2000 increased $8,000 (28%) over the same quarter in 1999 and increased $17,000 (33%) for the six month period ended June 30, 2000 as compared to the same period in 1999. Interest income on federal funds sold for the second quarter in 2000 decreased $111,000 (42%) from the same quarter in 1999 and increased $89,000 (20%) for the six month period ended June 30, 2000 as compared to the same period in 1999. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 2000 increased $25,570,000 (32%) over the same quarter in 1999 and increased $41,748,000 (26%)
for the six month period ended June 30, 2000 as compared to the same period in 1999. The increase in total interest income was primarily due to the increase in the Company's loan and investment securities portfolio.

        Total interest expense for savings deposits, time deposits and other borrowings increased $19,562,000 (48%) for the second quarter of 2000 from the same quarter in 1999 and increased $31,822,000 (38%) for the six month period ended June 30, 2000 from the same period in 1999. The increase in total interest expense was primarily due to higher interest rates and a larger volume of borrowings. As a result, net interest income for the second quarter of 2000 increased $6,008,000 (16%) over the same period in 1999 and increased $9,926,000 (13%) for the six month period ended June 30, 2000 over the corresponding period in 1999. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

        Non-interest income increased $1,011,000 (7%) to $14,888,000 in the second quarter of 2000 as compared to $13,877,000 for the quarter ended June 30, 1999 and increased $1,529,000 (6%) to $28,107,000 for the six month period ended June 30, 2000 as compared to $26,578,000 for the six months ended June 30, 1999. The increase in non-interest income was primarily due to the increase in service charge income. The increase in service charges was attributable to the amount of account transaction fees received as a result of the deposit growth, new deposit products and increased collection efforts. Investment securities losses of $1,294,000 was recorded in the first six months of 2000 compared to gains of $105,000 for the corresponding period in 1999.

        Non-interest expense increased $405,000 (2%) to $26,730,000 for the second quarter of 2000 as compared to $26,325,000 for the quarter ended June 30, 1999 and increased $1,504,000 (3%) to $51,847,000 for the six month period ended June 30, 2000 as compared to $50,343,000 for the six months ended June 30, 1999. Non-interest expense increased due to the Company's expanded operations at the bank subsidiaries.

        The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income improved to 46% for the six month period ended June 30, 2000, compared to the year ago ratio of 49%. The improved efficiency ratio is primarily due to the effective management of non-interest expense relative to asset growth.

        The allowance for possible loan losses increased 8% to $29,367,000 at the end of the second quarter of 2000 from $27,303,000 for the corresponding date in 1999. The provision for possible loan losses charged to expense decreased 26% to $3,334,000 for the first six months of 2000 compared to $4,514,000 for the first six months of 1999. Increase in the allowance for possible loan losses was largely due to the decrease in loans charged off to allowance. The allowance for possible loan losses was 1.38% of total loans at June 30, 2000, compared to 1.55% at June 30, 1999 and 1.40% at December 31, 1999.

        On June 30, 2000, the Company had $5,661,965,000 of consolidated assets of which approximately $240,708,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico. Of the $240,708,000, 53% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 30% is secured by Mexican real estate; 14% is secured by Mexican real estate that is guaranteed under lease obligations by U.S. companies, of which many are involved on the Fortune 500 list of companies; 1% is unsecured; 1% consists of direct unsecured Mexican sovereign debt (principally former FICORCA debt) and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

        The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 2000 and 1999 have been wholesale liabilities with FHLB, FNMA, FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

        Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first six months in 2000 and expects to continue to fund during 2000 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

        The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At June 30, 2000, shareholders' equity was $338,162,000 compared to $362,256,000 at June 30, 1999, a decrease of
$24,094,000 or 7%. The decrease in shareholders' equity is primarily due to the negative impact of comprehensive income and the stock repurchase program. An accounting standard relating to comprehensive income requires that unrealized losses on securities held available for sale, net of tax, be deducted from shareholders' equity; however, the unrealized losses on securities are not deducted from capital in the calculation of regulatory capital requirements.

        The Company had a leverage ratio of 6.70% and 6.58%, risk-weighted Tier 1 capital ratio of 13.24% and 13.41% and risk-weighted total capital ratio of 14.29% and 14.46% at June 30, 2000 and December 31, 1999, respectively. The core deposit intangibles and goodwill of $40,729,000 at June 30, 2000, booked in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 2000 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.


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

                            INTEREST RATE SENSITIVITY

                             (Dollars in Thousands)

                                                   RATE/MATURITY     RATE/MATURITY   RATE/MATURITY    RATE/MATURITY
     -----------------------------------------------------------------------------------------------------------------------------
     June 30, 2000                                    3 MONTHS       OVER 3 MONTHS    OVER 1 YEAR
     (Dollars in Thousands)                            OR LESS         TO 1 YEAR       TO 5 YEARS      OVER 5 YEARS        TOTAL
     =============================================================================================================================
     SECTION A
     -----------------------------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FED FUNDS SOLD .............................        39,900             --               --               --            39,900
     DUE FROM BANK INT EARNING ..................           693            1,283               99             --             2,075
     INVESTMENT SECURITIES ......................       137,217          233,244        2,402,551          228,936       3,001,948
     LOANS, NET OF NON-ACCRUALS .................     1,498,496          149,142          289,805          187,144       2,124,587
     -----------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS .......................     1,676,306          383,669        2,692,455          416,080       5,168,510
     -----------------------------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS ..................     1,676,306        2,059,975        4,752,430        5,168,510
     =============================================================================================================================
     SECTION B
     -----------------------------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS ..............................     1,108,423          920,582          173,904              204       2,203,113
     OTHER INT BEARING DEPOSITS .................       881,808             --               --               --           881,808
     FED FUNDS PURCHASED & REPOS ................        63,329           68,845            3,520             --           135,694
     OTHER BORROWINGS ...........................     1,540,000             --               --               --         1,540,000
     -----------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES .........     3,593,560          989,427          177,424              204       4,760,615
     -----------------------------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES ...........     3,593,560        4,582,987        4,760,411        4.760,615
     =============================================================================================================================
     SECTION C
     -----------------------------------------------------------------------------------------------------------------------------
     REPRICING GAP ..............................    (1,917,254)        (605,758)       2,515,031          415,876         407,895
     CUMULATIVE REPRICING GAP ...................    (1,917,254)      (2,523,012)          (7,981)         407,895
     RATIO OF INTEREST-SENSITIVE ................           .47              .39            15.18             --              1.09
        ASSETS TO LIABILITIES
     RATIO OF CUMULATIVE, INTEREST- .............           .47              .45             1.00            1.09
        SENSITIVE ASSETS TO LIABILITIES
     =============================================================================================================================

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        During the first six months of 2000, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held May 18, 2000 for the consideration of the following items which were approved by the number of votes set forth:

                                                   VOTES              VOTES
                                                    FOR             WITHHELD
                                                ----------         ----------

1) To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

    Lester Avigael .....................        11,476,100                 0
    R. David Guerra ....................        11,476,100                 0
    Irving Greenblum ...................        11,476,100                 0
    Daniel B. Hastings .................        11,467,596             8,504
    Richard E. Haynes ..................        11,476,100                 0
    Sioma Neiman .......................        11,458,333            17,767
    Peggy J. Newman ....................        11,476,100                 0
    Dennis E. Nixon ....................        11,464,993            11,107
    Leonardo Salinas ...................        11,430,252            45,848
    A.R. Sanchez Jr ....................        11,458,333            17,767

                                              VOTES         VOTES        VOTES
                                               FOR         AGAINST     ABSTAINED
                                            ----------   ----------   ----------
2)  To approve the appointment of
    independent auditors for the 2000
    fiscal year                             11,458,880       437        16,783

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended June 30, 2000.

(b)  REPORTS ON FORM 8-K

     Registrant filed a current report on Form 8-K on August 9, 2000, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's Second Quarter 2000 Earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION

Date: AUGUST 14, 2000            /s/ DENNIS E. NIXON
                                     Dennis E. Nixon
                                     President

Date: AUGUST 14, 2000            /s/ IMELDA NAVARRO
                                     Imelda Navarro
                                     Treasurer (Chief Accounting Officer)