Form 10-Q
period 2000-09-30
INTERNATIONAL BANCSHARES CORP
filed 2000-11-13
CIK 315709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

                TEXAS                                  74-2157138
------------------------------------                 --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               1200 SAN BERNARDO AVENUE, LAREDO, TEXAS 78042-1359
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (956) 722-7611
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

           CLASS                                 SHARES ISSUED AND OUTSTANDING

Common Stock, $1.00 par value                  21,349,137 shares outstanding at
                                                          November 3, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



                                                    SEPTEMBER 30,   DECEMBER 31,
           ASSETS                                       2000           1999
           ------                                   ------------    -----------

Cash and due from banks ..........................   $   101,980    $   121,695

Federal funds sold ...............................        23,500         13,300
                                                     -----------    -----------

             Total cash and cash equivalents .....       125,480        134,995

Time deposits with banks .........................         2,372          1,877

Investment securities:
  Held to maturity
    (Market value of $2,170 on September 30,
    2000 and $2,405 on December 31, 1999) ........         2,170          2,406
  Available for sale
    (Amortized cost of $3,199,521 on September 30,
    2000 and $3,050,099 on December 31, 1999) ....     3,098,837      2,993,311
                                                     -----------    -----------

             Total investment securities .........     3,101,007      2,995,717

Loans:
   Commercial, financial and agricultural ........     1,318,920      1,115,511
   Real estate - mortgage ........................       316,958        278,819
   Real estate - construction ....................       157,737        129,813
   Consumer ......................................       164,782        171,104
   Foreign .......................................       263,813        216,632
                                                     -----------    -----------

             Total loans .........................     2,222,210      1,911,879

   Less unearned discounts .......................        (7,382)        (8,355)
                                                     -----------    -----------

             Loans, net of unearned discounts ....     2,214,828      1,903,524

   Less allowance for possible loan losses .......       (30,354)       (26,770)
                                                     -----------    -----------

             Net loans ...........................     2,184,474      1,876,754
                                                     -----------    -----------

Bank premises and equipment, net .................       150,340        145,342
Accrued interest receivable ......................        40,020         34,827
Other investments ................................       131,884        130,089
Intangible assets ................................        42,576         43,598
Other assets .....................................        66,810         58,605
                                                     -----------    -----------

             Total assets ........................   $ 5,844,963    $ 5,421,804
                                                     ===========    ===========

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)



                                           SEPTEMBER 30,   DECEMBER 31,
                                               2000           1999
                                           ------------    -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing ......   $   546,761    $   499,369
     Savings and interest bearing demand        915,933        928,455
     Time ...............................     2,243,362      2,099,388
                                            -----------    -----------

             Total deposits .............     3,706,056      3,527,212

   Federal funds purchased and securities
     sold under repurchase agreements ...       124,381        123,752
   Other borrowed funds .................     1,609,000      1,380,000
   Other liabilities ....................        50,153         37,404
                                            -----------    -----------

             Total liabilities ..........     5,489,590      5,068,368
                                            -----------    -----------


Shareholders' equity:

   Common stock of $1.00 par value.
     Authorized 40,000,000 shares;
     issued 26,457,515 shares in 2000
     and 21,091,754 shares in 1999 ......        26,458         21,092
   Surplus ..............................        25,521         24,050
   Retained earnings ....................       418,629        385,942
   Accumulated other comprehensive loss .       (65,445)       (36,912)
                                            -----------    -----------

                                                405,163        394,172
     Less cost of shares in treasury,
     5,098,725 shares in 2000 and
     3,851,844 shares in 1999 ...........       (49,790)       (40,736)
                                            -----------    -----------

             Total shareholders' equity .       355,373        353,436
                                            -----------    -----------


             Total liabilities and
                shareholders' equity ....   $ 5,844,963    $ 5,421,804
                                            ===========    ===========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                            ---------------------    ----------------------

                                              2000        1999         2000         1999
                                            ---------   ---------    ---------    ---------
Interest income:
   Loans, including fees ................   $  55,368   $  40,702    $ 156,255    $ 117,235
   Time deposits with banks .............          43          24          111           75
   Federal funds sold ...................         238         158          768          599
   Investment securities:
     Taxable ............................      51,107      45,573      149,244      127,119
     Tax-exempt .........................       1,285       1,148        3,835        2,980
   Other interest income ................          74          75          247          269
                                            ---------   ---------    ---------    ---------

          Total interest income .........     108,115      87,680      310,460      248,277
                                            ---------   ---------    ---------    ---------

Interest expense:
   Savings deposits .....................       6,936       6,811       20,768       20,461
   Time deposits ........................      31,685      24,305       88,091       72,002
   Federal funds purchased and securities
    sold under repurchase agreements ....       1,935       1,499        5,540        4,441
   Other borrowings .....................      25,550      14,857       68,249       35,288
                                            ---------   ---------    ---------    ---------

             Total interest expense .....      66,106      47,472      182,648      132,192
                                            ---------   ---------    ---------    ---------

             Net interest income ........      42,009      40,208      127,812      116,085

Provision for possible loan losses ......       1,756         636        5,090        5,150
                                            ---------   ---------    ---------    ---------

             Net interest income after
                provision for possible
                loan losses .............      40,253      39,572      122,722      110,935
                                            ---------   ---------    ---------    ---------

Non-interest income:
   Service charges on deposit accounts ..       8,845       7,926       25,447       22,517
   Other service charges, commissions
     and fees ...........................       2,033       2,159        6,554        7,108
   Investment securities transactions ...         410        (121)        (884)         (16)
   Other investments ....................       1,941       1,419        5,736        4,285
   Gain on sale of loans ................          23       6,550           57        6,584
   Other income .........................       2,382       1,770        6,831        5,803
                                            ---------   ---------    ---------    ---------

             Total non-interest income ..      15,634      19,703       43,741       46,281
                                            ---------   ---------    ---------    ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                            -------------------------   -------------------------

                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------

Non-interest expense:
   Employee compensation and benefits ...        12,375        10,835        35,050        31,672
   Occupancy ............................         2,674         1,755         6,512         5,009
   Depreciation of premises and equipment         2,893         2,917         8,837         8,708
   Professional fees ....................         1,161         1,434         3,260         3,739
   Stationery and supplies ..............           749           699         2,229         2,130
   Amortization of intangible assets ....           991           990         2,952         2,907
   Other ................................         7,812         9,778        21,662        24,586
                                            -----------   -----------   -----------   -----------

             Total non-interest expense .        28,655        28,408        80,502        78,751
                                            -----------   -----------   -----------   -----------

             Income before income taxes .        27,232        30,867        85,961        78,465

Income taxes ............................         8,492        12,982        26,954        28,642
                                            -----------   -----------   -----------   -----------

             Net Income .................   $    18,740   $    17,885   $    59,007   $    49,823
                                            ===========   ===========   ===========   ===========



Basic earnings per common share:

   Net Income ...........................   $       .88   $       .83   $      3.06   $      2.53

   Weighted average number of shares
     outstanding ........................    21,368,869    21,670,939    19,287,045    19,676,293

Diluted earnings per common share:

   Net Income ...........................   $       .87   $       .81   $      3.02   $      2.48

   Weighted average number of shares
     outstanding ........................    21,643,154    22,077,533    19,556,095    20,052,772

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          -------------------    --------------------

                                            2000       1999        2000        1999
                                          --------   --------    --------    --------

Net Income ............................   $ 18,740   $ 17,885    $ 59,007    $ 49,823
                                          --------   --------    --------    --------


Other comprehensive income, net of tax:

   Unrealized holding gains (losses)
     on securities arising during
     period, net of reclassification
     adjustment for (gains) losses
     included in net income ...........     10,525    (10,975)    (28,533)    (39,485)
                                          --------   --------    --------    --------


Comprehensive income (loss) ...........   $ 29,265   $  6,910    $ 30,474    $ 10,338
                                          ========   ========    ========    ========

 See accompanying notes to interim condensed consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        --------------------------

                                                            2000           1999
                                                        -----------    -----------
Operating activities:

  Net Income ........................................   $    59,007    $    49,823

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses ............         5,090          5,150
      Recoveries on charged-off loans ...............           751            932
      Net cost of operations for other
        real estate owned ...........................            75            132
      Write down of credit card receivables to
        net realizable value ........................          --            2,766
      Gain on sale of loans .........................           (57)        (6,584)
      Depreciation of bank premises and equipment ...         8,837          8,708
      Depreciation and amortization of leasing assets         1,310          1,347
      Accretion of investment securities discounts ..       (13,640)       (10,972)
      Amortization of investment securities premiums          8,367          9,548
      Realized loss on investment securities
        transactions, net ...........................           884             16
      Gain on sale of bank premises and equipment ...           (94)           (30)
      Deferred tax expense ..........................         3,808          1,623
      Increase in accrued interest receivable .......        (5,193)        (2,189)
      Increase in other liabilities .................        12,749         10,493
                                                        -----------    -----------

           Net cash provided by operating activities         81,894         70,763
                                                        -----------    -----------

Investing activities:

  Cash acquired in purchase transaction .............          --           20,320
  Proceeds from maturities of securities ............         1,572          2,350
  Proceeds from sales of available
    for sale securities .............................        49,668        613,051
  Purchases of available for sale securities ........      (439,844)    (1,226,580)
  Principal collected on mortgage-backed securities .       259,170        582,689
  Proceeds from matured time deposits with banks ....           788            684
  Purchases of time deposits with banks .............        (1,283)        (1,089)
  Net increase in loans .............................      (313,504)      (150,116)
  Net increase in other assets ......................       (14,171)      (127,255)
  Purchase of bank premises and equipment ...........       (13,976)       (14,012)
  Proceeds from sale of bank premises and equipment .           235             54
                                                        -----------    -----------

           Net cash used in investing activities ....      (471,345)      (299,904)
                                                        -----------    -----------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------

                                                         2000          1999
                                                      -----------   -----------
Financing activities:

  Net increase in non-interest
    bearing demand deposits ........................  $    47,392   $    58,534
  Net decrease in savings and interest
    bearing demand deposits ........................      (12,522)      (62,866)
  Net increase in time deposits ....................      143,974        31,778
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements           629        (4,019)
  Proceeds from issuance of other borrowed funds ...    1,659,000     1,630,000
  Principal payments on other borrowed funds .......   (1,430,000)   (1,379,000)
  Purchase of treasury stock .......................       (9,054)      (20,565)
  Proceeds from stock transactions .................        1,557         1,508
  Payments of cash dividends .......................      (21,016)      (17,102)
  Payments of cash dividends in lieu of
    fractional shares ..............................          (24)          (26)
                                                      -----------   -----------

           Net cash provided by financing activities      379,936       238,242
                                                      -----------   -----------

           (Decrease) increase in cash and
              cash equivalents .....................       (9,515)        9,101

  Cash and cash equivalents
    at beginning of year ...........................      134,995       120,594
                                                      -----------   -----------
  Cash and cash equivalents
    at end of period ...............................  $   125,480   $   129,695
                                                      ===========   ===========




Supplemental cash flow information:
    Interest paid ..................................  $   182,637   $   133,895
    Income taxes paid ..............................       22,767        23,320

Supplemental schedule of noncash investing
  and financing activities relating to
  the purchase transaction:
      Loans acquired ...............................  $      --     $     4,503
      Other assets acquired ........................         --           3,112
      Deposits and other liabilities assumed .......         --          27,935


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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. The Company currently does not engage in hedging activities and does not hold any derivative instruments. Although the Company is still evaluating its products for embedded derivatives, management does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial position, results of operation, or liquidity.

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

      A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

                                             SEPTEMBER 30, DECEMBER 31,
                                                 2000         1999
                                              ----------   ----------
                                               (Dollars in Thousands)

      U. S. Treasury and federal agencies
            Available for sale ............   $2,840,483   $2,752,943
      States and political subdivisions
            Held to maturity ..............           60          321
            Available for sale ............       92,452       90,416
      Other
            Held to maturity ..............        2,110        2,085
            Available for sale ............      165,902      149,952
                                              ----------   ----------

            Total investment securities ...   $3,101,007   $2,995,717
                                              ==========   ==========


NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      A summary of the transactions in the allowance for possible loan losses is as follows:
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 2000          1999
                                             ------------   ------------
                                               (Dollars in Thousands)

      Balance at January 1 .................   $ 26,770     $ 25,551

            Losses charged to allowance ....     (2,257)      (4,825)
            Recoveries credited to allowance        751          932
                                               --------     --------

            Net losses charged to allowance      (1,506)      (3,893)

            Provisions charged to operations      5,090        5,150
                                               --------     --------

      Balance at September 30 ..............   $ 30,354     $ 26,808
                                               ========     ========

      The Company classifies as impaired those loans where it is probable that all amounts due will not be collected according to contractual terms of the loan agreement. The Company has identified these loans through its normal loan review procedures. Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent. Amounts received on non-accruals are applied first to principal and then to interest after all principal has been collected. The Company's impaired loan balances at September 30, 2000 and 1999 were not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 2000, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 4 - STOCK AND CASH DIVIDENDS

      All per share data presented has been restated to reflect the stock splits effected through stock dividends which became effective May 20, 1999 and May 18, 2000 and were paid on June 11, 1999 and June 12, 2000, respectively. Such stock dividends resulted in the issuance of 4,204,251 and 5,280,503 shares of Common Stock in 1999 and 2000, respectively. A cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 15, 1999 and October 15, 1999, respectively. A cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 14, 2000 and October 16, 2000, respectively.

      The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999 and on January 11, 2000. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $35,000,000 of its common stock through December 2000. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of November 3, 2000, a total of 714,571 shares were repurchased under this program at a cost of $29,535,000. Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $60,000,000. In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $60,000,000 cap will occur in the future. As of November 3, 2000, the Company has approximately $50,509,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 830,379 with 39,465 shares remaining available for the issuance of options under the new Plan. The 210,913 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of September 30, 2000, options to acquire 210,913 and 790,914 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the third quarter of 2000 was $18,740,000 or $.88 per share
- basic ($.87 per share - diluted) compared to $17,885,000 or $.83 per share - basic ($.81 per share - diluted) in the corresponding 1999 period.

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

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
                                  (Dollars in Thousands, except per share data)
Reported net income .............  $ 18,740    $ 17,885    $ 59,007    $ 49,823
Amortization of intangible assets       991         990       2,952       2,907
Income tax adjustment ...........       (83)        (83)       (241)       (226)
                                   --------    --------    --------    --------
Income before goodwill charges ..  $ 19,648    $ 18,792    $ 61,718    $ 52,504
                                   ========    ========    ========    ========
Income before goodwill charges
  per common share:
   Basic ........................  $    .92    $    .87    $   3.20    $   2.67
   Diluted ......................  $    .91    $    .85    $   3.16    $   2.62

      Total assets at September 30, 2000 were $5,844,963,000 which represents an 11% increase over total assets of $5,274,885,000 at September 30, 1999 and an 8% increase over total assets of $5,421,804,000 as of December 31, 1999. Deposits at September 30, 2000 were $3,706,056,000 an increase of 8% over the $3,424,956,000 amount reported at September 30, 1999, and an increase of 5% over the $3,527,212,000 amount reported at December 31, 1999. Total loans at September 30, 2000 increased 25% to $2,222,210,000 over $1,775,713,000 reported at September 30, 1999 and increased 16% over the $1,911,879,000 amount reported at December 31, 1999. The increase in assets and deposits during the first nine months in 2000 reflects growth opportunities in the Company's market through its branch system. The aggregate amount of certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB") increased to $1,609,000,000 at September 30, 2000 over the $1,380,000,000 at December 31, 1999. Certificates of indebtedness and the deposits are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the third quarter of 2000 increased $1,801,000 (4%) over the same period in 1999 and the increase is the result of the Company's growth and efforts to manage interest rate risk.

      Investment securities increased 3% to $3,101,007,000 at September 30, 2000 over $2,998,290,000 at September 30, 1999. Time deposits with other banks at September 30, 2000 increased 33% to $2,372,000 over $1,778,000 at September 30, 1999. Total federal funds sold increased 9% to $23,500,000 at September 30, 2000 as compared to $21,500,000 at September 30, 1999.

      Interest and fees on loans for the third quarter in 2000 increased $14,666,000 (36%) over the same quarter in 1999 and increased $39,020,000 (33%)
for the nine month period ended September 30, 2000 as compared to the same period in 1999. Interest income on taxable and tax exempt investment securities for the third quarter in 2000 increased $5,671,000 (12%) over the same quarter in 1999 and increased $22,980,000 (18%) for the nine month period ended September 30, 2000 as compared to the same period in 1999. Interest income on time deposits with banks for the third quarter in 2000 increased $19,000 (79%) over the same quarter in 1999 and increased $36,000 (48%) for the nine month period ended September 30, 2000 as compared to the same period in 1999. Interest income on federal funds sold for the third quarter in 2000 increased $80,000 (51%) over the same quarter in 1999 and increased $169,000 (28%) for the nine month period ended September 30, 2000 as compared to the same period in 1999. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 2000 increased $20,435,000 (23%) over the same quarter in 1999 and increased $62,183,000 (25%) for the nine month period ended September 30, 2000 as compared to the same period in 1999. The increase in total interest income was primarily due to the increase in the Company's loan and investment securities portfolio.

      Total interest expense for savings deposit, time deposits and other borrowings increased $18,634,000 (39%) for the third quarter of 2000 over the same quarter in 1999 and increased $50,456,000 (38%) for the nine month period ended September 30, 2000 over the same period in 1999. The increase in total interest expense was primarily due to the higher interest rates and a larger volume of borrowings. As a result, net interest income for the third quarter of 2000 increased $1,801,000 (4%) over the same period in 1999 and increased $11,727,000 (10%) for the nine month period ended September 30, 2000 over the corresponding period in 1999. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income decreased $4,069,000 (21%) to $15,634,000 in the third quarter of 2000 as compared to $19,703,000 for the quarter ended September 30, 1999 and decreased $2,540,000 (5%) to $43,741,000 for the nine month period ended September 30, 2000 as compared to $46,281,000 for the nine months ended September 30, 1999. The decrease in non-interest income was primarily due to the $6,530,000 gain recognition on the partial sale of credit card receivables recorded in the corresponding period in 1999. The increase in service charges was attributable to the amount of account transaction fees received as a result of the deposit growth, new deposit products and increased collection efforts. Investment securities losses of $884,000 was recorded in the nine month period ended September 30, 2000 compared to losses of $16,000 for the corresponding period in 1999.

      Non-interest expense increased $247,000 (1%) to $28,655,000 for the third quarter of 2000 as compared to $28,408,000 for the quarter ended September 30, 1999 and increased $1,751,000 (2%) to $80,502,000 for the nine month period ended September 30, 2000 as compared to $78,751,000 for the nine months ended September 30, 1999. Non-interest expense increased due to the Company's expanded operations at the bank subsidiaries.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income improved to 47% for the nine month period ended September 30, 2000, compared to the year ago ratio of 49%. The strong efficiency ratio is primarily due to the effective management of non-interest expense relative to asset growth.

      The allowance for possible loan losses increased 13% to $30,354,000 at the end of the third quarter of 2000 over $26,808,000 for the corresponding date in 1999. The provision for possible loan losses charged to expense decreased 1% to $5,090,000 for the first nine months of 2000 compared to $5,150,000 for the first nine months of 1999. The increase in the allowance for possible loan losses were largely due to the increase in the size of the loan portfolio. The allowance for possible loan losses was 1.37% of total loans at September 30, 2000, compared to 1.51% at September 30, 1999 and 1.40% at December 31, 1999.

      On September 30, 2000, the Company had $5,844,963,000 of consolidated assets of which approximately $265,888,000 or 5% were related to loans outstanding to borrowers domiciled in Mexico. Of the $265,888,000, 53% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 32% is secured by Mexican real estate; 13% is secured by Mexican real estate that is guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1% is unsecured; and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. Historically, the Mexico based deposits of the Company's bank subsidiaries have been a stable source of funding. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 2000 and 1999 have been wholesale liabilities with FHLB, FNMA, and FHLMC and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first nine months in 2000 and expects to continue to fund during 2000 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network as well as the purchase through an operating subsidiary of IBC of insurance agencies.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At September 30, 2000, shareholders' equity was $355,373,000 compared to $344,436,000 at September 30, 1999, an increase of $10,937,000 or 3%. The fact that the increase in shareholders' equity is slight is primarily due to the negative impact of comprehensive income and the stock repurchase program. Comprehensive income includes unrealized losses on securities held available for sale, net of tax, as deductions from shareholders' equity; however, the unrealized losses on securities are not deducted from capital in the calculation of regulatory capital requirements.

      The Company had a leverage ratio of 6.62% and 6.58%, risk-weighted Tier 1 capital ratio of 13.08% and 13.41% and risk-weighted total capital ratio of 14.14% and 14.46% at September 30, 2000 and December 31, 1999, respectively. The core deposit intangibles and goodwill of $41,730,000 at September 30, 2000, recorded in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2000 is illustrated in the table on page 16. This information reflects the balances of assets and liabilities whose rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

                            INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

                                  RATE/MATURITY   RATE/MATURITY   RATE/MATURITY RATE/MATURITY
SEPTEMBER 30, 2000                   3 MONTHS     OVER 3 MONTHS    OVER 1 YEAR                TOTAL
(DOLLARS IN THOUSANDS)                OR LESS       TO 1 YEAR      TO 5 YEARS   OVER 5 YEARS
=====================================================================================================
SECTION A
-----------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD ...................       23,500          --            --           --         23,500
DUE FROM BANK INT EARNING ........          594         1,580           198         --          2,372
INVESTMENT SECURITIES ............      135,192       241,607     2,507,468      216,740    3,101,007
LOANS, NET OF NON-ACCRUALS .......    1,565,624       157,787       292,760      199,187    2,215,358
-----------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS .............    1,724,910       400,974     2,800,426      415,927    5,342,237
-----------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS ........    1,724,910     2,125,884     4,926,310    5,342,237
=====================================================================================================
SECTION B
-----------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS ....................    1,138,619       920,679       183,755          309    2,243,362
OTHER INT BEARING DEPOSITS .......      915,933          --            --           --        915,933
FED FUNDS PURCHASED & REPOS ......       72,797        48,164         3,420         --        124,381
OTHER BORROWINGS .................    1,609,000          --            --           --      1,609,000
-----------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES    3,736,349       968,843       187,175          309    4,892,676
-----------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES .    3,736,349     4,705,192     4,892,367    4,892,676
=====================================================================================================
SECTION C
-----------------------------------------------------------------------------------------------------
REPRICING GAP ....................   (2,011,439)     (567,869)    2,613,251      415,618      449,561
CUMULATIVE REPRICING GAP .........   (2,011,439)   (2,579,308)       33,943      449,561
RATIO OF INTEREST-SENSITIVE ......          .46           .41         14.96         --           1.09
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST- ...          .46           .45          1.01         1.09
   SENSITIVE ASSETS TO LIABILITIES
=====================================================================================================

FINANCIAL MODERNIZATION LEGISLATION

      On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 ("GLBA") was enacted. This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. Additionally, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

      Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effectiveby the FRB as of March 13, 2000. Effective October 2, 2000, the Company acquired a controlling interest in Gulf Star Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas. The Gulf Star acquisition was the first financial activity permitted by GLBA to be engaged in by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      During the first nine months of 2000, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit 27. International Bancshares Corporation Financial Data Schedule for the Period ended September 30, 2000.

(b)  REPORTS ON FORM 8-K

      Registrant filed a current report on Form 8-K on August 29, 2000, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

      Registrant filed a current report on Form 8-K on October 3, 2000, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's acquisition of a controlling interest in GulfStar Group, a Houston-based investment banking firm.

      Registrant filed a current report on Form 8-K on November 2, 2000, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's Third Quarter 2000 Earnings.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL BANCSHARES CORPORATION


Date: NOVEMBER 13, 2000         /s/ DENNIS E. NIXON
      -----------------         ------------------------------------
                                    Dennis E. Nixon
                                    President

Date: NOVEMBER 13, 2000         /s/ IMELDA NAVARRO
      -----------------         -------------------------------------
                                    Imelda Navarro
                                    Treasurer (Chief Accounting Officer)