Form 10-K
period 2000-12-31
INTERNATIONAL BANCSHARES CORP
filed 2001-03-28
CIK 315709

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                  Commission file number
               DECEMBER 31, 2000                             0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)

              TEXAS                                      74-2157138
-------------------------------------     -------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

      1200 SAN BERNARDO AVENUE
      LAREDO, TEXAS 78042-1359                   AREA CODE (956) 722-7611
-------------------------------------     -------------------------------------
  (Address of principal executive             (Registrant's telephone number)
   office and Zip Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
       Title of Each Class                              Which Registered
-------------------------------------     -------------------------------------
              NONE                                            NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK ($1.00 PAR VALUE)
                        -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001 was $519,768,833 based on the closing sales price of the stock on such date.

As of March 20, 2001, there were 21,307,510 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2000 (in Parts I and II) and (b) Proxy Statement dated April 16, 2001 (in Part III).

                                    CONTENTS

                                     PART I

                                                                               Page
                                                                               ----
Item 1.   Business...........................................................    3
Item 2.   Properties.........................................................   23
Item 3.   Legal Proceedings..................................................   23
Item 4.   Submission of Matters to a Vote of Security Holders................   24
Item 4A.  Executive Officers of the Registrant...............................   24

                                     PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Security Holder Matters..............................   24
Item 6.   Selected Financial Data............................................   24
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................   24
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk..........   24
Item 8.   Financial Statements and Supplementary Data........................   25
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..............................   25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................   25
Item 11.  Executive Compensation.............................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....   25
Item 13.  Certain Relationships and Related Transactions.....................   25

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   25

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

         The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

ITEM 1. BUSINESS

GENERAL

      International Bancshares Corporation (the "Company") is a financial holding company with four bank subsidiaries providing commercial and retail banking services through over 100 main banking and branch facilities located in 30 communities in South and Southeast Texas. The Company was incorporated under the General Corporation Law of the State of Delaware in 1979 and has its principal corporate offices in Laredo, Texas. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2000 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

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

         The Company's philosophy focuses on customer service as represented by its motto, "We Do More." The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks branches are located to local advisory boards (the "local boards"). The local boards direct the operations of the branches, with the supervision of the lead Bank's board of directors, and assist in introducing prospective customers to the Banks as well as developing or modifying products and services to meet customer needs. The Banks function largely on a delegated basis, and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located. In contrast to many of its principal competitors, the credit decisions of the Banks are made locally and promptly. The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions.

         Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) for the year ended December 31, 2000 stands at 49% and has been under 53% for each of the last five years, which the Company believes is well below national peer group ratios. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses. During 2000, net loans increased 18% over the corresponding 1999 period.

         During the last several years, IBC, the Company's lead bank, has been an acquiror of financial institutions and banking assets in its trade area. The community focus of IBC and the involvement of the local boards has resulted in IBC becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. IBC's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

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

         Effective February 19, 1999, IBC purchased certain assets and assumed certain liabilities of the Laredo branch of Pacific Southwest Bank, Corpus Christi, Texas. IBC purchased loans of approximately $4,503,000 and assumed deposits of approximately $27,873,000 and received cash and other assets in the amount of approximately $23,432,000. The acquisition was accounted for as a purchase transaction. IBC recorded core deposit premium totaling $2,525,000 which is being amortized on a straight line basis over a fifteen year period.

         During 2000, IBC established an insurance subsidiary and acquired the assets of two insurance agencies in Texas. The acquisitions were accounted for as a purchase transaction. In connection with the acquisitions, IBC recorded goodwill totaling $3,003,000 which is being amortized on a straight line basis over a fifteen year period.

         Effective October 2, 2000, the Company purchased a controlling interest in the GulfStar Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, the Company recorded goodwill totaling $13,199,000 which is being amortized on a straight line basis over a fifteen year period.

         Effective February 16, 2001, IBC acquired the assets of First Equity Corporation, an Austin-based mortgage banker. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $5,304,000 which is being amortized on a straight line basis over a fifteen year period.

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

SERVICES AND EMPLOYEES

         The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law, which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 205 automated teller machines, and through their branches situated in retail locations and grocery stores. To date, as part of the Company's expansion of its retail banking services, 47 grocery store branches have been opened. Currently, IBC is in the process of installing software in order to provide customers online access to banking information and services 24 hours a day.

         The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "BIZ RITE CHECKING," and "IT'S A BRIGHTER CHRISTMAS" as well as the design mark depicting the United States and Mexico and the design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and the design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as the design mark depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

         No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

         As of December 31, 2000 the Company and its subsidiaries employed approximately 1,390 persons full-time and 244 persons part-time.

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

         The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 42%, 41% and 38% of the Company's bank subsidiaries' total deposits as of December 31, 2000, 1999 and 1998, respectively.

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

SUPERVISION AND REGULATION

         GENERAL-THE COMPANY. In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

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

         Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As a result of GLBA, the Texas Department of Insurance issued Commissioner's Bulletin No. B-0005-00 indicating that bank insurance agency activities could be conducted without geographic limitations. Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Securities Exchange Act of 1934. A financial holding company that has a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2000, the Company had not made any merchant banking investments.

         In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments. The investments that may be made under this new authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies, and are referred to as "merchant banking investments" in "portfolio companies." The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years.

         The Federal Reserve Board, the OCC, and the FDIC have proposed for comment a rule which would establish special regulatory capital charges for equity investments in non-financial companies. The proposed capital treatment would apply a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases. This is the second proposal the agencies have made of this nature and the Company cannot predict what final form the regulation may take.

         The Federal Reserve Board and Secretary of Treasury have also requested public comment on the issue of whether to add the activities of real estate brokerage and real estate management to the list of permissible activities for financial holding companies and financial subsidiaries of national banks. The Company cannot predict whether the proposal will be adopted or the form any final rule might take.

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

         AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and examination related correspondence. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to federal and state regulators. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. During 1999, the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers adopted new rules, which became effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that the audit committee review and assess the adequacy of its charter on an annual basis, that independent auditors review public companies' interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees.

         GENERAL - BANK SUBSIDIARIES. All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas DOB and the FDIC. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each member bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. The assessments increase incrementally based on the rating of the member bank.

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

         CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2000, the Company's ratio of total capital-to-risk-weighted assets was 14.29%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The core deposit intangibles and goodwill of $54,795,000 booked in connection with all the financial institution acquisitions of the Company are deducted from the sum of core capital elements when determining the capital ratios of the Company.

         In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2000 was 6.54%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to it.

         Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2000. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

         Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions be taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 2000, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

         STATE ENFORCEMENT POWERS. The Banking Commissioner of Texas may determine to close a Texas state bank when he finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed. The Texas DOB also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

         CRA. Under the Community Reinvestment Act ("CRA"), the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. Each bank subsidiary received a "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

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

         LENDING RESTRICTIONS. The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company.

         DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. At December 31, 2000 there was an aggregate of approximately $68,119,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $68,119,000 and continue to be classified as "well capitalized". Note 17 of notes to Consolidated Financial Statements of the Company located on page 32 of the 2000 Annual Report is incorporated herein by reference.

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

         FINANCIAL SUBSIDIARIES. Under GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank and each affiliated bank has a CRA rating of satisfactory or better.

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

         INSTABILITY OF REGULATORY STRUCTURE. New legislation could be adopted which would change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that GLBA will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

         The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 2000, 1999 and 1998 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

                                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                                 2000                           1999                           1998
                                  -------------------------------------------------------------------------------------------------
                                      AVERAGE             AVERAGE    AVERAGE             AVERAGE    AVERAGE             AVERAGE
                                      BALANCE  INTEREST  RATE/COST   BALANCE  INTEREST  RATE/COST   BALANCE  INTEREST  RATE/COST
                                      -------  --------  ---------   -------  --------  ---------   -------  --------  ---------
   ASSETS
   ------
INTEREST EARNING ASSETS:
   LOANS, NET OF UNEARNED DISCOUNTS:
     DOMESTIC                      $ 1,856,462  $189,696   10.22%  $ 1,540,536  $144,788    9.40%  $ 1,351,796  $133,221    9.86%
     FOREIGN                           247,130    22,826    9.24       191,105    15,317    8.01       141,869    11,795    8.31
   INVESTMENT SECURITIES:
     TAXABLE                         2,932,778   202,579    6.91     2,762,895   175,042    6.34     2,771,927   179,030    6.46
     TAX-EXEMPT                         91,236     5,119    5.61        87,744     4,432    5.05         4,824       241    5.00
   TIME DEPOSITS WITH BANKS              2,135       157    7.35         1,640       104    6.34         1,005        89    8.86
   FEDERAL FUNDS SOLD                   15,180       929    6.12        14,148       710    5.02        22,738     1,462    6.43
   OTHER                                 2,568       321   12.50         2,744       343   12.50         2,686       336   12.51
                                   -----------  --------   -----   -----------  --------   -----   -----------  --------   -----
     TOTAL INTEREST-EARNING ASSETS $ 5,147,489  $421,627    8.19   $ 4,600,812  $340,736    7.41   $ 4,296,845  $326,174    7.59

NON-INTEREST EARNING ASSETS:
   CASH AND DUE FROM BANKS         $   110,843                     $   110,704                     $   131,539
   BANK PREMISES AND EQUIPMENT, NET    148,579                         142,098                         134,152
   OTHER ASSETS                        276,178                         219,041                         132,620
   LESS ALLOWANCE FOR POSSIBLE
     LOAN LOSSES                       (29,201)                        (26,797)                        (25,837)
                                   -----------                     -----------                     -----------
     TOTAL                         $ 5,653,888                     $ 5,045,858                     $ 4,669,319
                                   ===========                     ===========                     ===========
   LIABILITIES AND
   ---------------
   SHAREHOLDERS' EQUITY
   --------------------

INTEREST BEARING LIABILITIES:
   SAVINGS AND INTEREST BEARING
     DEMAND DEPOSITS               $   907,402  $ 27,945    3.08%  $   937,322  $ 27,182    2.90%  $   867,594 $ 26,419    3.05%
   TIME DEPOSITS:
     DOMESTIC                          966,670    53,115    5.49       929,627    46,948    5.05     1,009,000   53,230    5.28
     FOREIGN                         1,228,445    67,628    5.51     1,134,484    50,678    4.47       964,459   48,593    5.04
   SECURITIES SOLD UNDER
     REPURCHASE AGREEMENTS AND
     FEDERAL FUNDS PURCHASED           149,802     8,160    5.45       105,039     6,047    5.76       257,589   13,396    5.20
   OTHER BORROWINGS                  1,467,692    94,908    6.47     1,064,307    54,340    5.11       751,628   39,969    5.32
   OTHER                                  -         -        -            -           10     -           2,664      302   11.34
                                   -----------  --------   -----   -----------  --------   -----   -----------  --------   -----
     TOTAL INTEREST BEARING
       LIABILITIES                 $ 4,720,011  $251,756    5.33   $ 4,170,779  $185,205    4.44   $ 3,852,934 $181,909    4.72

NON-INTEREST BEARING LIABILITIES:
   DEMAND DEPOSITS                     532,434                         462,510                         433,863
   OTHER LIABILITIES                    42,093                          42,016                          35,532
SHAREHOLDERS' EQUITY                   359,350                         370,553                         346,990
                                   -----------                     -----------                     -----------
     TOTAL                         $ 5,653,888                     $ 5,045,858                     $ 4,669,319
                                   ===========                     ===========                     ===========

          NET INTEREST INCOME                   $169,871                        $155,531                       $144,265
                                                ========                        ========                       ========
          NET YIELD ON INTEREST
            EARNING ASSETS                                  3.30%                           3.38%                          3.36%
                                                            ====                            ====                           ====

(NOTE 1) THE AVERAGE BALANCES FOR PURPOSES OF THE ABOVE TABLE ARE CALCULATED ON THE BASIS OF MONTH-END BALANCES.

                    INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table analyzes the changes in net interest income during 2000 and 1999 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

                               2000 COMPARED TO 1999        1999 COMPARED TO 1998
                             -------------------------    -------------------------
                              NET INCREASE (DECREASE)      NET INCREASE (DECREASE)
                                       DUE TO                       DUE TO
                             -------------------------    -------------------------
                             VOLUME     RATE     TOTAL    VOLUME     RATE     TOTAL
                             ------     ----     -----    ------     ----     -----
                               (DOLLARS IN THOUSANDS)       (DOLLARS IN THOUSANDS)
Interest earned on:
  Loans, net of unearned discounts:
    Domestic                $31,506   $13,402  $44,908   $17,992  $ (6,425) $11,567
    Foreign                   4,928     2,581    7,509     3,961      (439)   3,522
  Investment securities:
    Taxable                  11,184    16,353   27,537      (595)   (3,393)  (3,988)
    Tax-exempt                  181       506      687     4,189         2    4,191
  Time deposits with banks       35        18       53        45       (30)      15
  Federal funds sold             55       164      219      (476)     (276)    (752)
  Other                         (22)      -        (22)        7       -          7
                            -------   -------  -------   -------  --------  -------
  Total interest income     $47,867   $33,024  $80,891   $25,123  $(10,561) $14,562
                            -------   -------  -------   -------  --------  -------

Interest incurred on:
  Savings and interest
    bearing demand deposits $  (887)  $ 1,650      763   $ 2,088  $ (1,325) $   763
  Time deposits:
    Domestic                  1,935     4,232    6,167    (4,043)   (2,239)  (6,282)
    Foreign                   4,450    12,500   16,950     7,968    (5,883)   2,085
  Securities sold under
    repurchase agreements and
    federal funds purchased   2,454      (341)   2,113    (8,659)    1,310   (7,349)
  Other borrowings           23,833    16,735   40,568    16,009    (1,638)  14,371
  Other                        -         -        -         (292)      -       (292)
                            -------   -------  -------   -------  --------  -------
  Total interest expense    $31,785   $34,776  $66,561   $13,071  $ (9,775) $ 3,296
                            -------   -------  -------   -------  --------  -------
Net interest income         $16,082   $(1,752) $14,330   $12,052  $   (786) $11,266
                            =======   =======  =======   =======  ========  =======

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            INTEREST RATE SENSITIVITY

     The net interest rate sensitivity as of December 31, 2000 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

                                          RATE/MATURITY  RATE/MATURITY  RATE/MATURITY  RATE/MATURITY
     DECEMBER 31, 2000                       3 MONTHS    OVER 3 MONTHS    OVER 1 YEAR      OVER
     (DOLLARS IN THOUSANDS)                  OR LESS       TO 1 YEAR      TO 5 YEARS      5 YEARS     TOTAL
     =========================================================================================================
     SECTION A
     ---------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS

     FEDERAL FUNDS SOLD                 $       500           -              -               -     $       500
     DUE FROM BANK INTEREST EARNING             590         1,782             99             -           2,471
     INVESTMENT SECURITIES                  180,225       230,277      2,479,729         208,615     3,098,846
     LOANS, NET OF NON-ACCRUALS           1,608,983       182,262        263,671         189,289     2,244,205
     ---------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS               $ 1,790,298   $   414,321    $ 2,743,499     $   397,904   $ 5,346,022
     ---------------------------------------------------------------------------------------------------------
     CUMULATIVE EARNING ASSETS          $ 1,790,298   $ 2,204,619    $ 4,948,118     $ 5,346,022
     =========================================================================================================
     SECTION B
     ---------------------------------------------------------------------------------------------------------
     RATE SENSITIVE LIABILITIES

     TIME DEPOSITS                      $ 1,127,572   $   954,858    $   174,350     $       243   $ 2,257,023
     OTHER INTEREST BEARING DEPOSITS        913,894           -              -               -         913,894
     FED FUNDS PURCHASED AND REPOS           82,743       147,365            -               -         230,108
     OTHER BORROWINGS                     1,432,500           -              -               -       1,432,500
     ---------------------------------------------------------------------------------------------------------
     TOTAL INTEREST BEARING LIABILITIES $ 3,556,709   $ 1,102,223    $   174,350     $       243   $ 4,833,525
     ---------------------------------------------------------------------------------------------------------
     CUMULATIVE SENSITIVE LIABILITIES   $ 3,556,709   $ 4,658,932    $ 4,833,282     $ 4,833,525
     =========================================================================================================
     SECTION C
     ---------------------------------------------------------------------------------------------------------
     REPRICING GAP                      $(1,766,411)  $ (687,902)    $ 2,569,149     $   397,661   $   512,497
     CUMULATIVE REPRICING GAP            (1,766,411)  (2,454,313)        114,836         512,497       512,497
     RATIO OF INTEREST-SENSITIVE
        ASSETS TO LIABILITIES                   .50          .38           15.74             -            1.11
     RATIO OF CUMULATIVE, INTEREST-
        SENSITIVE ASSETS TO LIABILITIES         .50          .47            1.02           1.11
     =========================================================================================================

                              INVESTMENT SECURITIES

     The following table sets forth the carrying value of investment securities as of December 31, 2000, 1999 and 1998:

                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                      2000          1999          1998
                                     ----------------------------------
                                         (DOLLARS IN THOUSANDS)
     U.S. Treasury securities
       Available for sale        $   244,811   $   260,980   $   207,688
     Mortgage-backed securities
       Available for sale          2,583,323     2,491,963     2,551,395
     Obligations of states and
      political subdivisions
       Held to maturity                   60           321           518
       Available for sale             96,791        90,416        28,200
     Equity securities
       Available for sale             85,978        75,798        62,995
     Other securities
       Held to maturity                2,160         2,085         1,990
       Available for sale             85,723        74,154       155,091
                                 -----------   -----------   -----------
           Total                 $ 3,098,846   $ 2,995,717   $ 3,007,877
                                 ===========   ===========   ===========

     The following tables set forth the contractual maturities of investment securities at December 31, 2000 and the average yields of such securities, except for the totals which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                            AVAILABLE FOR SALE
                                                MATURING
                                     ----------------------------------
                                       AFTER ONE      AFTER FIVE
                        WITHIN        BUT WITHIN      BUT WITHIN           AFTER
                       ONE YEAR       FIVE YEARS      TEN YEARS          TEN YEARS
                       --------       ----------      ---------          ---------
                       ADJUSTED        ADJUSTED        ADJUSTED          ADJUSTED
                     COST   YIELD    COST   YIELD    COST   YIELD      COST   YIELD
                     ----   -----    ----   -----    ----   -----      ----   -----
                                          (DOLLARS IN THOUSANDS)
U.S. Treasury and
  obligations of
  other U.S. Govern-
  agencies          $  743  5.55%  $   -     -  %  $ 20,000 7.00%  $  258,142 6.78%
Mortgage-backed
  securities         9,298  6.92    181,766 6.81    173,215 7.54    2,201,363 7.15
Obligations of states
  and political
  subdivisions        -      -          537 7.50       -     -        101,851 4.47
Other securities      -      -         -     -         -     -         93,232 7.56
Equity securities   85,960  5.75       -     -         -     -           -     -
                  --------         --------        --------        ----------
          Total   $ 96,001  5.86%  $182,303 6.81%  $193,215 7.49%  $2,654,588 7.02%
                  ========         ========        ========        ==========

                                            HELD TO MATURITY
                                                MATURING
                      -------------------------------------------------------------
                                       AFTER ONE      AFTER FIVE
                        WITHIN        BUT WITHIN      BUT WITHIN           AFTER
                       ONE YEAR       FIVE YEARS      TEN YEARS          TEN YEARS
                       --------       ----------      ---------          ---------
                       ADJUSTED        ADJUSTED        ADJUSTED          ADJUSTED
                     COST   YIELD    COST   YIELD    COST   YIELD      COST   YIELD
                     ----   -----    ----   -----    ----   -----      ----   -----
                                          (DOLLARS IN THOUSANDS)
Obligations of states
  and political
  subdivisions       $    60 7.70%   $  -     -  %     $  -   -  %     $  -     -  %
Other securities       1,550 8.00       485  7.82        125 6.95         -     -
                     -------         ------            -----           -----
         Total       $ 1,610 7.99%   $  485  7.82%     $ 125 6.95%     $  -     -  %
                     =======         ======            =====           =====

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

                                 LOAN PORTFOLIO

     The amounts of loans outstanding, by classification, at December 31, 2000, 1999, 1998, 1997 and 1996 are shown in the following table:

                                                YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------
                               2000        1999        1998        1997        1996
                               ----        ----        ----        ----        ----
                                                 (DOLLARS IN THOUSANDS)
Commercial, financial
  and agricultural        $1,286,576  $1,115,511  $  896,060   $ 800,964  $  723,061
Real estate-mortgage         287,319     278,819     215,689     188,122     193,101
Real estate-construction     232,589     129,813      94,374      59,239      32,610
Consumer                     165,875     171,104     250,917     272,478     161,594
Foreign                      278,119     216,632     166,324     130,401     128,932
                          ----------  ----------  ----------  ----------  ----------
     Total loans           2,250,478   1,911,879   1,623,364   1,451,204   1,239,298

Unearned discount             (7,199)     (8,355)     (8,025)     (6,508)     (3,303)
                          ----------  ----------  ----------  ----------  ----------
     Loans, net of
     unearned discount    $2,243,279  $1,903,524  $1,615,339  $1,444,696  $1,235,995
                          ==========  ==========  ==========  ==========  ==========

     The table on the following page shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

                                                      MATURING
                                  -------------------------------------------------
                                               AFTER ONE
                                   WITHIN     BUT WITHIN       AFTER
                                  ONE YEAR    FIVE YEARS     FIVE YEARS     TOTAL
                                  --------    ----------     ----------     -----
                                                (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural                   $ 449,932    $ 705,005     $ 131,639   $ 1,286,576
Real estate - construction         159,378       65,314         7,897       232,589
Foreign                            119,326      147,467        11,326       278,119
                                 ---------    ---------     ---------   -----------
          Total                  $ 728,636    $ 917,786     $ 150,862   $ 1,797,284
                                 =========    =========     =========   ===========

                                                INTEREST SENSITIVITY
                                                --------------------
                                                 FIXED      VARIABLE
                                                 RATE         RATE
                                                 ----         ----
                                               (DOLLARS IN THOUSANDS)
Due after one but within five years           $ 198,241     $ 719,545
Due after five years                             83,308        67,554
                                              ---------     ---------
          Total                               $ 281,549     $ 787,099
                                              =========     =========

     The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

                                             YEARS ENDED DECEMBER 31,
                            --------------------------------------------------------
                               2000        1999        1998       1997        1996
                               ----        ----        ----       ----        ----
                                             (DOLLARS IN THOUSANDS)
Loans accounted for on
  a non-accrual basis       $ 6,191     $ 7,234     $ 4,868     $ 5,014    $ 3,363
Loans contractually
  past due ninety days
  or more as to interest
  or principal payments       7,064      13,758       8,543       9,700      5,075
Loans accounted for
  as "troubled debt
  restructuring"                491         543         592         363      1,462

     The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

                                             YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------
                               2000        1999        1998       1997        1996
                               ----        ----        ----       ----        ----
                                              (DOLLARS IN THOUSANDS)
Loans accounted for on
  a non-accrual basis       $    82     $   428     $   670     $   728    $ 1,062
Loans contractually
  past due ninety days
  or more as to interest
  or principal payments         258         490         242       2,096      1,321

         The gross income that would have been recorded during 2000 on non-accrual and restructured loans in accordance with their original contract terms was $722,000 on domestic loans and $120,000 on foreign loans. The amount of interest income on such loans that was recognized in 2000 was $10,000 on domestic loans and none for foreign loans.

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

     The following table presents certain information about cross-border outstanding loans, acceptances, and accrued interest thereon, related to Mexico:

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                          2000           1999           1998
                                          ----           ----           ----
                                                (DOLLARS IN THOUSANDS)
Loans:
  Commercial, financial and
    agricultural                      $ 242,450      $ 184,129      $ 135,328
  Real estate-mortgage                    8,674          9,388          8,133
  Consumer                               26,995         23,115         22,863
                                      ---------      ---------      ---------
                                        278,119        216,632        166,324
  Less allowance for possible
    loan losses                          (1,831)        (1,322)        (1,124)
                                      ---------      ---------      ---------
           Net loans                  $ 276,288      $ 215,310      $ 165,200
                                      =========      =========      =========

Accrued interest receivable           $   2,630      $   1,725      $   1,327
                                      =========      =========      =========

                         SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

                                                    AT YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                        ----        ----        ----        ----        ----
                                                   (DOLLARS IN THOUSANDS)
Loans, net of unearned discounts,
  outstanding at December 31,      $2,243,279  $1,903,524  $1,615,339  $1,444,696  $1,235,995
                                   ==========  ==========  ==========  ==========  ==========
Average loans outstanding during
  the year (Note 1)                $2,103,593  $1,731,640  $1,493,664  $1,281,489  $1,199,591
                                   ==========  ==========  ==========  ==========  ==========
Balance of allowance

  at January 1,                      $ 26,770    $ 25,551    $ 24,516    $ 21,036    $ 18,455
Provision charged to expense            6,824       6,379       8,571       7,740       6,630
                                   ----------  ----------  ----------  ----------  ----------
Loans charged-off:
  Domestic:
  Commercial, financial
   and agricultural                    (1,161)     (1,634)     (2,180)     (1,503)     (1,518)
  Real estate-mortgage                   (176)       (227)       (157)       (279)       (261)
  Consumer                             (2,323)     (4,688)     (6,483)     (4,552)     (3,363)
  Foreign                                 (22)        -           (65)         (2)        (23)
                                          ---                     ---          --         ---
Total loans charged-off                (3,682)     (6,549)     (8,885)     (6,336)     (5,165)
                                   ----------  ----------  ----------  ----------  ----------
Recoveries credited to allowance:
  Domestic:
  Commercial, financial
    and agricultural                      502         735         795         270         305
  Real estate mortgage                     69          89          18         382          51
  Consumer                                327         564         531         250         755
  Foreign                                   2           1           5          95           5
                                   ----------  ----------  ----------  ----------  ----------
Total recoveries                          900       1,389       1,349         997       1,116
                                   ----------  ----------  ----------  ----------  ----------

Net loans charged-off:                 (2,782)     (5,160)     (7,536)     (5,339)     (4,049)
                                   ----------  ----------  ----------  ----------  ----------
Allowance acquired in purchase
  transactions                            -           -           -         1,079         -
                                   ----------  ----------  ----------  ----------  ----------
Balance of allowance
  at December 31,                    $ 30,812    $ 26,770    $ 25,551    $ 24,516    $ 21,036
                                   ==========  ==========  ==========  ==========  ==========

Ratio of net loans charged-off
  during the year to average
  loans outstanding during
  the year (Note 1)                       .13%       .30%        .50%        .42%        .34%
                                   ==========  ==========  ==========  ==========  ==========
Ratio of allowance to loans, net
  of unearned discounts, out-
  standing at December 31,               1.37%      1.41%       1.58%       1.70%       1.70%
                                   ==========  ==========  ==========  ==========  ==========

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

         Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.37% and 1.41% of total loans of bank subsidiaries, net of unearned income, for December 31, 2000 and 1999, respectively.

         The amount charged against 2000 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover potential loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

         The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

                                                                   AT DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
                           2000                    1999                   1998                  1997                 1996
                    -------------------     -------------------    -------------------   -------------------  -------------------
                                PERCENT                 PERCENT                PERCENT               PERCENT              PERCENT
                    ALLOWANCE  OF LOANS     ALLOWANCE  OF LOANS    ALLOWANCE  OF LOANS   ALLOWANCE  OF LOANS  ALLOWANCE  OF LOANS
                    ---------  --------     ---------  --------    ---------  -------    ---------  --------  ---------  --------
                                                              (DOLLARS IN THOUSANDS)
COMMERCIAL,
  FINANCIAL AND
  AGRICULTURAL       $ 18,904    57.2%      $ 16,745    58.4%      $ 15,022    55.2%      $ 14,149    55.2%  $ 12,981    58.3%
REAL ESTATE
  MORTGAGE              4,222    12.8          4,185    14.6          3,616    13.3          3,323     12.9     3,467    15.6
REAL ESTATE
  CONSTRUCTION          3,418    10.3          1,949     6.8          1,582     5.8          1,047      4.1       586     2.6
CONSUMER                2,437     7.4          2,569     8.9          4,207    15.5          4,813     18.8     2,901    13.1
FOREIGN                 1,831    12.3          1,322    11.3          1,124    10.2          1,184      9.0     1,101    10.4
                     --------   -----       --------   -----       --------   -----       --------   ------  --------   -----
                     $ 30,812   100.0%      $ 26,770   100.0%      $ 25,551   100.0%      $ 24,516   100.0%  $ 21,036   100.0%
                     ========   =====       ========   =====       ========   =====       ========   =====   ========   =====

                                    DEPOSITS

     The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                                 ----           ----           ----
                                                       (DOLLARS IN THOUSANDS)
   Deposits:
          Demand - non-interest bearing
                 Domestic                    $ 463,964      $ 402,738      $ 377,084
                 Foreign                        68,470         59,772         56,779
                                             ---------      ---------      ---------
                 Total demand non-interest
                   bearing                     532,434        462,510        433,863
                                             ---------      ---------      ---------
          Savings and interest bearing demand
                 Domestic                      683,636        724,321        660,870
                 Foreign                       223,766        213,001        206,724
                                             ---------      ---------      ---------
                 Total savings and interest
                   bearing demand              907,402        937,322        867,594
                                             ---------      ---------      ---------

          Time certificates of deposit $100,000 or more:

                 Domestic                      506,929        466,384        465,789
                 Foreign                       919,050        840,059        713,060

            Less than $100,000:
                 Domestic                      459,741        463,243        543,211
                 Foreign                       309,395        294,425        251,399
                                             ---------      ---------      ---------
          Total time, certificates of
              deposit                        2,195,115      2,064,111      1,973,459
                                             ---------      ---------      ---------

          Total deposits                   $ 3,634,951    $ 3,463,943    $ 3,274,916
                                           ===========    ===========    ===========
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                                 ----           ----           ----
                                                       (DOLLARS IN THOUSANDS)
       Interest Expense:
          Savings and interest bearing demand
                 Domestic                     $ 21,756       $ 21,678       $ 21,580
                 Foreign                         6,189          5,504          4,839
                                             ---------      ---------      ---------
          Total savings and interest
            bearing demand                    $ 27,945       $ 27,182       $ 26,419
                                             ---------      ---------      ---------

          Time, certificates of deposit
            $100,000 or more
                 Domestic                     $ 28,359       $ 22,790       $ 24,484
                 Foreign                        51,675         38,497         36,865
            Less than $100,000
                 Domestic                       24,756         24,158         28,746
                 Foreign                        15,953         12,181         11,728
                                             ---------      ---------      ---------
          Total time, certificates
                   of deposit                 $120,743       $ 97,626       $101,823
                                             ---------      ---------      ---------

          Total interest expense on deposits  $148,688       $124,808       $128,242
                                             =========      =========      =========

     Maturities of time certificates of deposit outstanding at December 31, 2000 are summarized as follows:

                                                    DECEMBER 31, 2000
                                                    ------------------
                                         $100,000 OR MORE       LESS THAN $100,000
                                         ----------------       ------------------
                                                  (DOLLARS IN THOUSANDS)
      3 months or less                    $   724,615             $   402,956
      Over 3 but through 12 months            646,585                 308,273
      Over 12 months                           95,831                  78,763
                                          -----------             -----------

           Total                          $ 1,467,031             $   789,992
                                          ===========             ===========

                           RETURN ON EQUITY AND ASSETS

     Certain key ratios for the Company for the years ended December 31, 2000, 1999 and 1998 follows (Note 1):

                                                YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                             2000         1999        1998
                                             ----         ----        ----
Percentage of net income to:
   Average shareholders' equity             20.92%       17.88%      15.48%
   Average total assets                      1.33         1.31        1.15
Percentage of average shareholders'
   equity to average total assets            6.36         7.34        7.43
Percentage of cash dividends per share
   to net income per share                  31.23        28.63       23.65

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

                               FOREIGN ACTIVITIES

     Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 27 of the 2000 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The bank subsidiaries of IBC have over 100 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

     As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceed such limitation.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the financial condition or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 14 of the notes to consolidated financial statements located on page 31 of the 2000 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the 2000 Annual Meeting of Shareholders of the Company held on May 18, 2000, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2000 Annual Meeting of shareholders and until his successor is duly elected and qualified.

                                                               OFFICER OF THE
     NAME             AGE     POSITION OF OFFICE                COMPANY SINCE
     ----             ---     ------------------                -------------
Dennis E. Nixon        58     Chairman of the Board and             1979
                              President of the Company,
                              Chief Executive Officer of IBC

Leonardo Salinas       67     Vice President of the Company         1982 (Note 1)

R. David Guerra        48     Vice President of the Company         1986
                              and President of IBC McAllen
                              Branch

Imelda Navarro         43     Treasurer of the Company              1982
                              and Senior Executive Vice
                              President of IBC

------------------
(Note 1) Retired as an Officer of the Company and IBC in June 2000 however he still serves as a Director.

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company or IBC during the past five years.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information set forth under the caption "Common Stock and Dividends" located on page 9 of Registrant's 2000 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 10 of Registrant's 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under the caption "Liquidity and Capital Resources" located on pages 6 through 8 of the Registrant's 2000 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements located on pages 12 through 40 of Registrant's 2000 Annual Report are incorporated herein by reference.

     The condensed quarterly income statements located on page 41 of Registrant's 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement dated April 16, 2001 entitled "Election of Directors" and (ii) Item 4A of this report entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement dated April 16, 2001 entitled "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement dated April 16, 2001 entitled "Principal Shareholders" and "Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement dated April 16, 2001 entitled "Interest of Management in Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS

     1. The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2000 Annual Report to Shareholders filed as an exhibit hereto and they include:

              Independent Auditors' Report

              Consolidated:
              Statements of Condition as of December 31, 2000 and 1999 Statements of Income for the years ended December 31, 2000, 1999 and 1998
              Statements of Comprehensive Income for the years ended December
                31, 2000, 1999 and 1998
              Statements of Shareholders' Equity for the years ended December
                31, 2000, 1999 and 1998
              Statements of Cash Flows for the years ended December 31, 2000,
               1999 and 1998
              Notes to Financial Statements

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

      (3)(c)*-Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.

     (10)*   -Sublease between Commerce Bank and Americity Federal Savings
              Bank incorporated herein as an exhibit by reference to the Annual Report, Exhibit 11(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 23, 1982, SEC File No. 0-9439.

     (10a)* -Purchase and Assumption Agreement dated June 29, 1990 by and between the Resolution Trust Corporation, receiver of Valley Federal Savings Association and New Valley Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

     (10b)* -Purchase and Assumption Agreement for Oakar transaction dated June 29, 1990 between New Valley Federal Savings Association, International Bancshares Corporation and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1991, SEC File No. 0-9439.

     (10c)* -Purchase and Assumption Agreement dated June 21, 1991 by and between the Resolution Trust Corporation, receiver of Travis Federal Savings and Loan Association and New Travis Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 108 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

     (10d)*  -Oakar Agreement dated June 21, 1991 between New Travis
              Federal Savings Association and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

     (10e)*+ -The 1987 International Bancshares Corporation Key Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock
              Option Plan) incorporated herein as an exhibit by reference to
              Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-15655.

      (10f)* -Merger Agreement by and between International Bank of
              Commerce, Michigan National Corporation and First State Bank and Trust Company, dated May 5, 1994 incorporated herein by reference to Exhibit 10(f) of the Form 10Q filed with the Securities and Exchange Commission on August 15, 1994, SEC File No. 0-9439.

      (10g)* -Merger Agreement by and between International Bank of
              Commerce, and The Bank of Corpus Christi, dated August 19, 1994 incorporated herein by reference to Exhibit 10(g) of Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, SEC File No. 0-9439.

      (10h)* -Merger Agreement by and between International Bank of
              Commerce, and Stone Oak National Bank, dated February 28, 1995, incorporated by reference to Exhibit 10(h) of the Registrant's Quarterly Report on Form 10Q for the period ended March 31, 1995, filed with the Securities and Exchange Commission on May 15, 1995, SEC File No. 0-9439.

      (10i)* -Agreement and Plan of Merger dated as of June 7, 1995, by and between International Bancshares Corporation, a Delaware corporation, and International Bancshares Corporation, a Texas corporation, incorporated herein by reference to Exhibit 2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 1995, SEC File No. 0-9439.

      (10j)* -Purchase and Assumption Agreement dated as of February 27,
              1996, by and between International Bank of Commerce, River Valley Bank, F.S.B. and Western Capital Holdings, Inc. incorporated herein, by reference to Exhibit 10(j) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, SEC File No. 09439.

      (10k)* -Purchase of Asset and Liability Agreement dated as of July
              30, 1996, by and between International Bank of Commerce and Home Savings of America F.S.B. incorporated herein by reference to
              Exhibit 10(k) of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996.

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

      (10n)* -Agreement and Plan of Merger by and among International Bancshares Corporation, University Bancshares, Inc., Joe L. Allbritton and Robert L. Allbritton, dated as of August 15, 1997.

      (13)** -International Bancshares Corporation 2000 Annual Report

      (21) -List of Subsidiaries of International Bancshares Corporation as of March 30, 2001

      (23)   -Accountants' Consent

      (27)   -Financial Data Schedule

      *  Previously filed
      ** Deemed filed only with respect to those portions thereof incorporated herein by reference
      +  Executive Compensation Plans and Arrangements

(b)  REPORTS ON FORM 8-K

     Registrant filed a current report on Form 8-K on December 21, 2000, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the expansion of the Company's stock repurchase program.

     Registrant filed a current report on Form 8-K on February 22, 2001, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the acquisition of First Equity Corporation, an Austin based mortgage banker.

     Registrant filed a current report on Form 8-K on March 2, 2001, covering
     Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's Annual 2000 Earnings.

     Registrant filed a current report on Form 8-K on March 2, 2001, covering
     Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL BANCSHARES CORPORATION
                                                       (Registrant)

                                      By:    /s/       DENNIS E. NIXON
                                            --------------------------------
                                                       Dennis E. Nixon
                                                       President

                                      Date:  MARCH 28, 2001
                                            --------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURES                     TITLE                      DATE


 /s/ DENNIS E. NIXON           President and Director          March 28, 2001
---------------------------    (Principal Executive Officer)  ----------------
 Dennis E. Nixon

 /s/ IMELDA NAVARRO            Treasurer                       March 28, 2001
---------------------------    (Principal Financial Officer)  ----------------
 Imelda Navarro

 /s/ LEONARDO SALINAS          Director                        March 28, 2001
---------------------------                                   ----------------
 Leonardo Salinas

 /s/ LESTER AVIGAEL            Director                        March 28, 2001
---------------------------                                   ----------------
 Lester Avigael

 /s/ IRVING GREENBLUM          Director                        March 28, 2001
---------------------------                                   ----------------
 Irving Greenblum

 /s/ R. DAVID GUERRA           Director                        March 28, 2001
---------------------------                                   ----------------
 R. David Guerra

 /s/ RICHARD E. HAYNES         Director                        March 28, 2001
---------------------------                                   ----------------
 Richard E. Haynes

                               Director
---------------------------
 Sioma Neiman

 /s/ ANTONIO R. SANCHEZ, JR.   Director                        March 28, 2001
---------------------------                                   ----------------
 Antonio R. Sanchez Jr.

 /s/ PEGGY J. NEWMAN           Director                        March 28, 2001
---------------------------                                   ----------------
 Peggy J. Newman

/s/ DANIEL B. HASTINGS, JR.    Director                        March 28, 2001
---------------------------                                   ----------------
 Daniel B. Hastings, Jr.

                                  EXHIBIT INDEX

Exhibit 13 -  International Bancshares Corporation 2000 Annual Report, Exhibit
              13, page 1

Exhibit 21 -  List of Subsidiaries of International Bancshares Corporation as of
              March 30, 2001

Exhibit 23 -  Accountants' Consent