Form 10-Q
period 2001-03-31
INTERNATIONAL BANCSHARES CORP
filed 2001-05-15
CIK 315709

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  (Mark One)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended MARCH 31, 2001

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                          Commission file number 0-9439

                      INTERNATIONAL BANCSHARES CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                TEXAS                                 74-2157138
------------------------------------   -----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

               1200 SAN BERNARDO AVENUE, LAREDO, TEXAS 78042-1359
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (956) 722-7611
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
             ------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            SHARES ISSUED AND OUTSTANDING
     -----------------                   -----------------------------------
Common Stock, $1.00 par value              21,312,755 shares outstanding at
                                                      May 10, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                               (DOLLARS IN THOUSANDS)

                                                       March 31,    December 31,
           ASSETS                                        2001          2000
                                                     -----------    -----------
Cash and due from banks                              $   134,793    $   125,628

Federal funds sold                                        18,000            500
                                                     -----------    -----------

             Total cash and cash equivalents             152,793        126,128

Time deposits with banks                                   2,570          2,471

Investment securities:
  Held to maturity
    (Market value of $2,160 on March 31, 2001
    and $2,220 on December 31, 2000)                       2,160          2,220
  Available for sale
    (Amortized cost of $3,239,539 on March 31,
    2001 and $3,126,107 on December 31, 2000)          3,268,488      3,096,626
                                                     -----------    -----------

             Total investment securities               3,270,648      3,098,846

Loans:
   Commercial, financial and agricultural              1,288,129      1,286,576
   Real estate - mortgage                                298,909        287,319
   Real estate - construction                            250,803        232,589
   Consumer                                              159,533        165,875
   Foreign                                               293,342        278,119
                                                     -----------    -----------

             Total loans                               2,290,716      2,250,478

   Less unearned discounts                                (6,757)        (7,199)
                                                     -----------    -----------

             Loans, net of unearned discounts          2,283,959      2,243,279

   Less allowance for possible loan losses               (31,761)       (30,812)
                                                     -----------    -----------

             Net loans                                 2,252,198      2,212,467
                                                     -----------    -----------

Bank premises and equipment, net                         158,667        155,523
Accrued interest receivable                               39,984         40,159
Other investments                                        135,919        132,848
Intangible assets                                         59,144         55,580
Other assets                                              38,579         36,692
                                                     -----------    -----------

             Total assets                            $ 6,110,502    $ 5,860,714
                                                     ===========    ===========

                                                                     (Continued)

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                      March 31,     December 31,
                                                        2001           2000
                                                    -----------     -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - non-interest bearing                  $   557,968     $   573,681
     Savings and interest bearing demand                974,456         913,894
     Time                                             2,277,399       2,257,023
                                                    -----------     -----------

             Total deposits                           3,809,823       3,744,598

   Federal funds purchased and securities
     sold under repurchase agreements                   442,996         230,108
   Other borrowed funds                               1,310,124       1,432,500
   Other liabilities                                     83,219          36,616
                                                    -----------     -----------

             Total liabilities                        5,646,162       5,443,822
                                                    -----------     -----------

   Shareholders' equity:

   Common stock of $1.00 par value
     Authorized 40,000,000 shares;
     issued 26,501,489 shares in 2001
     and 26,481,211 shares in 2000                       26,501          26,481
   Surplus                                               26,255          25,933
   Retained earnings                                    445,745         434,796
   Accumulated other comprehensive income                18,817         (19,163)
                                                    -----------     -----------

                                                        517,318         468,047
     Less cost of shares in treasury,
     5,189,463 shares in 2001 and
     5,139,863 shares in 2000                           (52,978)        (51,155)
                                                    -----------     -----------

             Total shareholders' equity                 464,340         416,892
                                                    -----------     -----------


             Total liabilities and
                shareholders' equity                $ 6,110,502     $ 5,860,714
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

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Interest income:
   Loans, including fees                               $  55,065      $  47,373
   Time deposits with banks                                   48             31
   Federal funds sold                                        238            376
   Investment securities:
     Taxable                                              52,566         48,176
     Tax-exempt                                            1,292          1,298
   Other interest income                                     363             98
                                                       ---------      ---------

          Total interest income                          109,572         97,352
                                                       ---------      ---------

Interest expense:
   Savings deposits                                        7,211          6,969
   Time deposits                                          32,056         27,219
   Federal funds purchased and securities
     sold under repurchase agreements                      5,817          1,647
   Other borrowings                                       17,950         20,161
                                                       ---------      ---------

             Total interest expense                       63,034         55,996
                                                       ---------      ---------

             Net interest income                          46,538         41,356

Provision for possible loan losses                         2,127          1,576
                                                       ---------      ---------

             Net interest income after
                provision for possible
                loan losses                               44,411         39,780
                                                       ---------      ---------

Non-interest income:
   Service charges on deposit accounts                     9,821          7,846
   Other service charges, commissions
     and fees                                              2,485          2,558
   Investment securities transactions                       (462)        (1,319)
   Other investments                                       1,941          1,926
   Other income                                            4,969          2,208
                                                       ---------      ---------

             Total non-interest income                    18,754         13,219
                                                       ---------      ---------

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------

                                                           2001          2000
                                                       -----------   -----------
Non-interest expense:
   Employee compensation and benefits                       13,516        11,187
   Occupancy                                                 2,580         1,927
   Depreciation of premises and equipment                    3,314         2,966
   Professional fees                                         1,080         1,027
   Stationery and supplies                                     849           700
   Amortization of intangible assets                         1,268           982
   Other                                                     8,125         6,328
                                                       -----------   -----------

             Total non-interest expense                     30,732        25,117
                                                       -----------   -----------

             Income before provision for income
               taxes and minority interest                  32,433        27,882

Provision for income taxes                                  10,734         8,702
Minority interest in consolidated income                        94           -
                                                       -----------   -----------

             Net Income                                $    21,605   $    19,180
                                                       ===========   ===========


Basic earnings per common share:

   Net Income                                          $      1.01   $       .89

   Weighted average number of shares
     outstanding                                        21,313,950    21,553,827

Diluted earnings per common share:

   Net Income                                          $      1.00   $       .89

   Weighted average number of shares
     outstanding                                        21,640,790    21,643,927


                   See accompanying notes to interim condensed
                       consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       2001         2000
                                                     --------     --------
Net Income                                           $ 21,605     $ 19,180
                                                     --------     --------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses) on
      securities arising during period, net
      of reclassification adjustment for
      (gains) losses included in net income            37,980      (12,466)
                                                     --------     --------

Comprehensive income                                 $ 59,585     $  6,714
                                                     ========     ========



                   See accompanying notes to interim condensed
                       consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001          2000
                                                         ---------    ---------
Operating activities:

  Net Income                                             $  21,605    $  19,180

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses                     2,127        1,576
      Recoveries on charged-off loans                          225          323
      Net expense (income) from operations of other
        real estate owned                                       21          (24)
      Gain on sale of loans                                    (20)         (15)
      Depreciation of bank premises and equipment            3,314        2,966
      Depreciation and amortization of leasing assets          767          437
      Accretion of investment securities discounts          (4,021)      (4,568)
      Amortization of investment securities premiums         1,795        2,984
      Realized loss on investment securities
        transactions, net                                      462        1,319
      Gain on sale of bank premises and equipment               (5)         (45)
      Deferred tax expense                                   1,396        1,398
      Decrease (increase) in accrued interest
        receivable                                             175       (1,109)
      Increase in other liabilities                         46,603       13,245
                                                         ---------    ---------

           Net cash provided by
             operating activities                           74,444       37,667
                                                         ---------    ---------

Investing activities:

  Proceeds from maturities of securities                       560          760
  Proceeds from sales of available
    for sale securities                                    132,322       48,216
  Purchases of available for sale securities              (413,685)     (83,452)
  Principal collected on mortgage-backed securities        148,745       80,434
  Proceeds from matured time deposits with banks               297          293
  Purchases of time deposits with banks                       (396)        (392)
  Net increase in loans                                    (42,063)    (111,792)
  Net increase in other assets                             (10,706)      (2,092)
  Purchase of bank premises and equipment                   (6,464)      (3,651)
  Proceeds from sale of bank premises and equipment             11          135
                                                         ---------    ---------

           Net cash used in
              investing activities                        (191,379)     (71,541)
                                                         ---------    ---------


              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------
Financing activities:

  Net (decrease) increase in non-interest
    bearing demand deposits                               (15,713)       48,407
  Net increase in savings and interest
    bearing demand deposits                                60,562         9,733
  Net increase in time deposits                            20,376        46,709
  Net increase in federal funds purchased and
    securities sold under repurchase agreements           212,888         2,457
  Proceeds from issuance of other borrowed funds          482,124       217,500
  Principal payments on other borrowed funds             (604,500)     (290,000)
  Purchase of treasury stock                               (1,823)       (1,538)
  Proceeds from stock transactions                            342           549
  Payment of cash dividends                               (10,656)      (10,337)
                                                        ---------     ---------

           Net cash provided by
             financing activities                         143,600        23,480
                                                        ---------     ---------

  Increase (decrease) in cash and
    cash equivalents                                       26,665       (10,394)

  Cash and cash equivalents
    at beginning of year                                  126,128       134,995
                                                        ---------     ---------

  Cash and cash equivalents
    at end of period                                    $ 152,793     $ 124,601
                                                        =========     =========


Supplemental cash flow information:
    Interest paid                                       $  61,586     $  54,608
    Income taxes paid                                          45          --


                   See accompanying notes to interim condensed
                       consolidated financial statements.

              INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accounting and reporting policies of International Bancshares Corporation ("Corporation") and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce, Laredo ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation's wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and International Bancshares Capital Trust I as well as the GulfStar Group in which the Company owns a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.

      All per share data presented has been restated to reflect the stock splits effected through stock dividends.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently does not engage in hedging activities and does not hold any derivative instruments or embedded derivatives. The Company adopted SFAS No. 133 on January 1, 2001 and the adoption did not have any impact on its consolidated financial statements.

      In September 2000, the Financial Accounting Standards Board's issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities", which replaces the Financial Accounting Standards Board's Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of SFAS No. 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and does not expect that the adoption of the remaining provisions of SFAS No. 140 will have a material impact on its consolidated financial statements.

NOTE 2 - ACQUISITIONS

      Effective April 1, 2001, IBC acquired the assets of Grove Agency Insurance, Inc., of Corpus Christi, Texas. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $1,575,000 which is being amortized on a straight line basis over a fifteen year period.

      Effective February 16, 2001, IBC acquired the assets of First Equity Corporation, an Austin, Texas based mortgage company. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $4,864,000 which is being amortized on a straight line basis over a fifteen year period.

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

      A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

                                                  March 31,     December 31,
                                                    2001           2000
                                                 -----------    -----------
                                                    (Dollars in Thousands)
    U. S. Treasury and federal agencies
          Available for sale                     $ 3,003,966    $ 2,828,134
    States and political subdivisions
          Held to maturity                              --               60
          Available for sale                         100,739         96,791
    Other
          Held to maturity                             2,160          2,160
          Available for sale                         163,783        171,701
                                                 -----------    -----------

          Total investment securities            $ 3,270,648    $ 3,098,846
                                                 ===========    ===========

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      A summary of the transactions in the allowance for possible loan losses is as follows:

                                                  March 31,      March 31,
                                                    2001           2000
                                                 -----------    -----------
                                                  (Dollars in Thousands)
    Balance at January 1                         $    30,812    $    26,770

          Losses charged to allowance                 (1,403)          (437)
          Recoveries credited to allowance               225            323
                                                 -----------    -----------
          Net losses charged to allowance             (1,178)          (114)

          Provisions charged to operations             2,127          1,576
                                                 -----------    -----------

    Balance at March 31                          $    31,761    $    28,232
                                                 ===========    ===========


      The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent. Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

      Management of the Company recognizes the risks associated with impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur. The Company's impaired loan balances at the end of the three month period of both 2001 and 2000 was not material to the Company's consolidated financial position.

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

      While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis. It is the judgment of the Company's management that the allowance for possible loan losses at March 31, 2001, was adequate to absorb possible losses from loans in the portfolio at that date.

NOTE 5 - STOCK AND CASH DIVIDENDS

      All per share data presented has been restated to reflect the stock split effected through a stock dividend which became effective May 18, 2000 and resulted in the issuance of 5,280,503 shares of Common Stock. A cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 14, 2000 and October 16, 2000, respectively. A cash dividend of $.50 per share and a 25% stock split effected through a stock dividend was declared on February 22, 2001 and April 5, 2001 for all holders of Common Stock of record on March 30, 2001 and May 17, 2001, respectively, with said dividends made payable on April 16, 2001 and June 15, 2001, respectively.

      The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999, January 11, 2000 and on December 21, 2000. Under the formal stock repurchase program, the Company is authorized to repurchase up to $45,000,000 of its common stock through December 2001. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of May 10, 2001, a total of 789,627 shares were repurchased under this program at a cost of $32,266,000 which shares are now reflected as 931,783 shares of treasury stock as adjusted for stock dividends. Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $70,000,000. In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $70,000,000 cap will occur in the future. As of May 10, 2001, the Company has approximately $53,239,000 invested in 5,196,683 treasury shares, which amount has been accumulated since the inception of the Company.

      On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan. The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan. Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 812,124, including 37,465 shares remaining available for the issuance of options under the new Plan. The 185,194 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only. As of March 31, 2001, options to acquire 185,194 and 774,659 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

      On October 2, 2000, the Company granted nonqualified stock options exercisable for a total of 120,000 shares of Common Stock to certain employees of the GulfStar Group. The grants were not made under either the 1987 Plan or the 1996 Plan. As of March 31, 2001, options to acquire 120,000 shares of common stock remain outstanding to certain employees of the GulfStar Group.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

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

      The Company's lead bank subsidiary has invested in several lease financing transactions. Two of the lease financing transactions have been examined by the Internal Revenue Service ("IRS"). In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest. The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for each of the transactions and the affected partnership has submitted a Protest contesting the adjustments. No reliable prediction can be made at this time as to the likely outcome of the IRS proceedings regarding the lease transactions; however, if the IRS proceedings are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question. Management has estimated the Company's exposure in connection with these transactions and has reserved the estimated amount. Management intends to continue to evaluate the merits of this matter and make appropriate revisions if warranted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net income for the first quarter of 2001 was $21,605,000 or $1.01 per share - basic ($1.00 per share - diluted) compared to $19,180,000 or $.89 per share - basic ($.89 per share - diluted) in the first quarter of 2000, which represents a 13% increase over the corresponding 2000 period.

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

                                                Three Months Ended
                                                     March 31,
                                               -----------------------
                                                  2001        2000
                                                --------    --------
                                     (Dollars in Thousands, except per share data)
    Reported net income                         $ 21,605    $ 19,180
    Amortization of intangible asset               1,268         982
    Income tax adjustment                           (180)        (80)
                                                --------    --------

    Income before goodwill charges              $ 22,693    $ 20,082
                                                ========    ========

    Income before goodwill charges per
      common share:

      Basic                                     $   1.06    $    .93
      Diluted                                       1.05         .93


      Total assets at March 31, 2001, were $6,110,502,000 which represents a 12% increase over total assets of $5,465,243,000 at March 31, 2000 and a 4% increase over total assets of $5,860,714,000 at December 31, 2000. Deposits at March 31, 2001 were $3,809,823,000 which represents an increase of 5% over the $3,632,061,000 amount reported at March 31, 2000, and an increase of 2% over the $3,744,598,000 reported at December 31, 2000. Total loans at March 31, 2001 increased 13% to $2,290,716,000 from $2,023,330,000 reported at March 31, 2000, and increased 2% from the $2,250,478,000 reported at December 31, 2000. The increase in assets and deposits during the first three months in 2001 reflects growth opportunities in the Company's market through its branch system. The aggregate amount of certificates of indebtedness with the Federal Home Bank of Dallas ("FHLB") decreased to $1,300,124,000 at March 31, 2001 from the $1,432,500,000 at December 31, 2000. Certificates of indebtedness and the deposits are used to fund the earning asset base of the Company.

      As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. In this way both earning assets and funding sources of the Company respond to changes in a similar time frame. Net interest income for the first quarter of 2001 increased $5,182,000 (13%) over the same period in 2000 and the increase is the result of the Company's efforts to manage interest rate risk.

      Investment securities increased 11% to $3,270,648,000 at March 31, 2001, from $2,937,558,000 at March 31, 2000 and a 6% increase over investment securities of $3,098,846,000 at December 31, 2000. Time deposits with other banks at March 31, 2001 increased 30% to $2,570,000 over $1,976,000 at March 31, 2000 and a 4% increase over time deposits of $2,471,000 at December 31, 2000. Total federal funds sold decreased 2% to $18,000,000 at March 31, 2001 as compared to $18,300,000 at March 31, 2000 and increased from $500,000 at December 31, 2000. The changes reflected during the first quarter of 2001 and 2000 were primarily from the results of continued increases in deposits, repurchase agreements and borrowings, which provide the Company with available funds for investments.

      Interest and fees on loans for the three month period in 2001 increased $7,692,000 (16%) compared to the same period in 2000. Interest income on taxable and tax exempt investment securities for the first quarter in 2001 increased $4,384,000 (9%) from the same quarter in 2000. Interest income on time deposits with banks for the first quarter in 2001 increased $17,000 (55%) from the same quarter in 2000. Interest income on federal funds sold for the first quarter in 2001 decreased $138,000 (37%) from the same quarter in 2000. Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 2001 increased $12,220,000 (13%) from the same quarter in 2000. The increase in total interest income was primarily due to the income derived from the increase in the Company's loan and investment portfolio.

      Total interest expense for savings deposits, time deposits and other borrowings increased $7,038,000 (13%) for the first quarter of 2001 from the same quarter in 2000. The increase in total interest expense was primarily due to higher interest rates and larger volume. As a result, net interest income for the first quarter of 2001 increased $5,182,000 or 13% over the same period in 2000. This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

      Non-interest income increased $5,535,000 (42%) to $18,754,000 in the first quarter of 2001 as compared to $13,219,000 for the quarter ended March 31, 2000. The increases in non-interest income were primarily due to the increases in service charges and the increase in other income. The increase in service charges were attributable to the amount of account transaction fees received as a result of deposit growth, new deposit products and increased collection efforts. The increase in other income was due to the activities of the GulfStar Group affiliate of the Company. Investment securities losses of $462,000 were recorded in the first quarter of 2001 compared to losses of $1,319,000 for 2000. These losses occurred due to a bond program initiated by management in 2000 to reposition a portion of the Company's bond portfolio and take advantage of higher bond yields.

      Non-interest expense increased $5,615,000 to $30,732,000 for the first quarter of 2001 as compared to $25,117,000 for the quarter ended March 31, 2000. Non-interest expense increased due to the Company's expanded operations at the bank subsidiaries.

      The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 47% for the first quarter of 2001, compared to the year ago ratio of 46%.

      The allowance for possible loan losses increased 13% to $31,761,000 at the end of the first quarter of 2001 from $28,232,000 for the corresponding date in 2000. The provision for possible loan losses charged to expense increased 35% to $2,127,000 for the quarter ended March 31, 2001 from $1,576,000 for the same quarter in 2000. The increase in the allowance for possible loan losses was largely due to the increase in the size of the loan portfolio. The allowance for possible loan losses was 1.39% of total loans, net of unearned income, at March 31, 2001, compared to 1.40% at March 31, 2000 and 1.37% at December 31, 2000.

      On March 31, 2001, the Company had $6,110,502,000 of consolidated assets of which approximately $295,872,000 or 5% were related to loans outstanding to borrowers domiciled in Mexico compared to $233,651,000 or 4% at March 31, 2000. Of the $295,872,000, 54% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 28% is secured by Mexican real estate; 16% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1% is unsecured; and 1% represents accrued interest receivable on the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of adequate liquidity provides the Company's bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Other important funding sources for the Company's bank subsidiaries during 2001 and 2000 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

      Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company's cash flow requirements. The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion. Among the activities and commitments the Company funded during the first quarter in 2001 and expects to continue to fund during 2001 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

      The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At March 31, 2001, shareholders' equity was $464,340,000 compared to $348,824,000 at March 31, 2000, an increase of
$115,516,000 or 33%. The increase in shareholders equity resulted from the retention of earnings and comprehensive income. Comprehensive income includes unrealized gains or losses on securities held available for sale, net of tax. The net unrealized gains or losses on securities are not included in the calculation of regulatory capital requirements.

      The Company had a leverage ratio of 6.68 and 6.54%, risk-weighted Tier 1 capital ratio of 13.38% and 13.23% and risk-weighted total capital ratio of 14.45% and 14.29% at March 31, 2001 and December 31, 2000, respectively. The core deposit intangibles and goodwill of $58,415,000 as of March 31, 2001, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

      As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2001 is illustrated in the table on page 17. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

      The Company undertakes an interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time. As indicated in the table, the Company is liability sensitive during the early time periods and asset sensitive in the longer periods. The Company's Asset and Liability Committee semi-annually reviews the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position. The Company uses modeling of future events as a primary tool for monitoring interest rate risk.

                            INTEREST RATE SENSITIVITY
                             (Dollars in Thousands)

                                        RATE/MATURITY    RATE/MATURITY      RATE/MATURITY     RATE/MATURITY
   March 31, 2001                          3 MONTHS      OVER 3 MONTHS       OVER 1 YEAR                            TOTAL
(Dollars in Thousands)                     OR LESS         TO 1 YEAR          TO 5 YEARS      OVER 5 YEARS
=============================================================================================================================
SECTION A
-----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS

FED FUNDS SOLD                            $    18,000              --                --               --        $    18,000
DUE FROM BANK INT EARNING                         392             2,079                99             --              2,570
INVESTMENT SECURITIES                         317,386           299,987         2,457,483          195,792        3,270,648
LOANS, NET OF NON-ACCRUALS                  1,633,302           204,999           251,772          197,887        2,287,960
-----------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                      $ 1,969,080       $   507,065       $ 2,709,354      $   393,679      $ 5,579,178
-----------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EARNING ASSETS                 $ 1,969,080       $ 2,476,145       $ 5,185,499      $ 5,579,178
=============================================================================================================================
SECTION B
-----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES

TIME DEPOSITS                             $ 1,140,909       $   970,470       $   165,805      $       215      $ 2,277,399
OTHER INT BEARING DEPOSITS                    974,456              --                --               --            974,456
FED FUNDS PURCHASED & REPOS                   381,980            61,016              --               --            442,996
OTHER BORROWINGS                            1,310,124              --                --               --          1,310,124
-----------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES        $ 3,807,469       $ 1,031,486       $   165,805      $       215      $ 5,004,975
-----------------------------------------------------------------------------------------------------------------------------
CUMULATIVE SENSITIVE LIABILITIES          $ 3,807,469       $ 4,838,955       $ 5,004,760      $ 5,004,975
=============================================================================================================================
SECTION C
-----------------------------------------------------------------------------------------------------------------------------
REPRICING GAP                             $(1,838,389)      $  (524,421)      $ 2,543,549      $   393,464      $   574,203
CUMULATIVE REPRICING GAP                  $(1,838,389)      $(2,362,810)      $   180,739      $   574,203
RATIO OF INTEREST-SENSITIVE                       .52               .49             16.34             --               1.12
   ASSETS TO LIABILITIES
RATIO OF CUMULATIVE, INTEREST-                    .52               .51             1.04             1.12
   SENSITIVE ASSETS TO LIABILITIES
=============================================================================================================================

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

      Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. Effective October 2, 2000, the Company acquired a controlling interest in the GulfStar Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas. The GulfStar acquisition was the first financial activity permitted by GLBA to be engaged in by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      During the first quarter of 2001, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company's Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      The Annual Meeting of Shareholders of the Company will be held May 17, 2001 for the following purposes: 1) To elect ten (10) directors of the Company to serve until the next Annual Meeting of Shareholders and until their successors shall have been duly elected and qualified; 2) To approve the appointment of independent auditors for the 2001 fiscal year; 3) To consider and vote on a proposal to approve an amendment to add 300,000 additional shares to the 1996 International Bancshares Corporation Stock Option Plan; 4) To transact such other business as may lawfully come before the meeting or any adjournment thereof. Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      None.

(b)   REPORTS ON FORM 8-K

      Registrant filed a current report on Form 8-K on April 12, 2001, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a stock dividend by the Company.

      Registrant filed a current report on Form 8-K on May 15, 2001, covering
Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of the Company's First Quarter 2001 Earnings.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNATIONAL BANCSHARES CORPORATION


Date:  MAY 15, 2001              /s/ DENNIS E. NIXON
       ------------             ------------------------------------
                                Dennis E. Nixon
                                President


Date:  MAY 15, 2001              /s/ IMELDA NAVARRO
       ------------             ------------------------------------
                                Imelda Navarro
                                Treasurer (Chief Accounting Officer)