Form 10-Q
period 2001-06-30
INTERNATIONAL BANCSHARES CORP
filed 2001-08-14
CIK 315709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-9439

INTERNATIONAL BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Texas	74-2157138

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 San Bernardo Avenue, Laredo, Texas	78042-1359

(Address of principal executive offices)	(Zip Code)

(956) 722-7611

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	26,281,577 shares outstanding at August 10, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Dollars in Thousands)

Assets	June 30, 2001	December 31, 2000

	(Unaudited)
Cash and due from banks	$122,620	$125,628
Federal funds sold	15,700	500

Total cash and cash equivalents	138,320	126,128
Time deposits with banks	2,570	2,471
Investment securities:
Held to maturity
(Market value of $2,135 on June 30, 2001 and $2,220 on December 31, 2000)	2,135	2,220
Available for sale
(Amortized cost of $2,920,188 on June 30, 2001 and $3,126,107 on December 31, 2000)	2,946,505	3,096,626

Total investment securities	2,948,640	3,098,846
Loans:
Commercial, financial and agricultural	1,320,332	1,286,576
Real estate - mortgage	315,947	287,319
Real estate - construction	258,052	232,589
Consumer	157,356	165,875
Foreign	266,553	278,119

Total loans	2,318,240	2,250,478
Less unearned discounts	(6,497)	(7,199)

Loans, net of unearned discounts	2,311,743	2,243,279
Less allowance for possible loan losses	(33,887)	(30,812)

Net loans	2,277,856	2,212,467

Bank premises and equipment, net	163,798	155,523
Accrued interest receivable	38,287	40,159
Other investments	143,576	133,171
Intangible assets	59,233	55,580
Other assets	39,672	36,369

Total assets	$5,811,952	$5,860,714

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued

(Dollars in Thousands)

	June 30,	December 31,
Liabilities and Shareholders' Equity	2001	2000

	(Unaudited)
Liabilities:
Deposits:
Demand - non-interest bearing	$580,867	$573,681
Savings and interest bearing demand	934,544	913,894
Time	2,303,250	2,257,023

Total deposits	3,818,661	3,744,598
Federal funds purchased and securities sold under repurchase agreements	444,613	230,108
Other borrowed funds	997,114	1,432,500
Other liabilities	74,135	36,616

Total liabilities	5,334,523	5,443,822

Shareholders' equity:
Common stock of $1.00 par value.
Authorized 40,000,000 shares; issued 33,156,607 shares in 2001 and 26,481,211 shares in 2000	33,157	26,481
Surplus	26,719	25,933
Retained earnings	458,993	434,796
Accumulated other comprehensive income (loss)	17,105	(19,163)

	535,974	468,047
Less cost of shares in treasury, 6,642,088 shares in 2001 and 5,139,863 shares in 2000	(58,545)	(51,155)

Total shareholders' equity	477,429	416,892

Total liabilities and shareholders' equity	$5,811,952	$5,860,714

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Interest income:
Loans, including fees	$51,059	$53,514	$106,124	$100,887
Time deposits with banks	58	37	106	68
Federal funds sold	265	154	503	530
Investment securities:
Taxable	49,266	49,961	101,832	98,137
Tax-exempt	1,213	1,252	2,505	2,550
Other interest income	75	75	438	173

Total interest income	101,936	104,993	211,508	202,345

Interest expense:
Savings deposits	6,312	6,863	13,523	13,832
Time deposits	28,935	29,187	60,991	56,406
Federal funds purchased and securities sold under repurchase agreements	5,845	1,958	11,662	3,605
Other borrowings	13,790	22,538	31,740	42,699

Total interest expense	54,882	60,546	117,916	116,542

Net interest income	47,054	44,447	93,592	85,803
Provision for possible loan losses	2,428	1,758	4,555	3,334

Net interest income after provision for possible loan losses	44,626	42,689	89,037	82,469

Non-interest income:
Service charges on deposit accounts	10,533	8,756	20,354	16,602
Other service charges, commissions and fees	2,137	1,963	4,622	4,521
Investment securities transactions	(614)	25	(1,076)	(1,294)
Other investments	2,321	1,869	4,262	3,832
Other income	4,433	2,275	9,402	4,446

Total non-interest income	18,810	14,888	37,564	28,107

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - continued

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Non-interest expense:
Employee compensation and benefits	14,063	11,488	27,579	22,675
Occupancy	2,532	1,911	5,112	3,838
Depreciation of premises and equipment	3,274	2,978	6,588	5,944
Professional fees	1,192	1,072	2,272	2,099
Stationery and supplies	907	780	1,756	1,480
Amortization of intangible assets	1,342	979	2,610	1,961
Other	10,339	7,522	18,464	13,850

Total non-interest expense	33,649	26,730	64,381	51,847

Income before provision for income taxes and minority interest	29,787	30,847	62,220	58,729
Provision for income taxes	10,048	9,760	20,782	18,462
Minority interest in consolidated income	(161)	-	(67)	-

Net Income	$19,900	$21,087	$41,505	$40,267

Basic earnings per common:
Net Income	$.75	$.79	$1.56	$1.50
Weighted average number of shares outstanding	26,627,731	26,808,902	26,635,044	26,875,593
Diluted earnings per common share:
Net Income	$.73	$.78	$1.54	$1.49
Weighted average number of shares outstanding	27,239,833	27,174,951	27,010,416	27,114,930

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Income	$19,900	$21,087	$41,505	$40,267

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	(1,712)	(26,592)	36,268	(39,058)

Comprehensive income (loss)	$18,188	$(5,505)	$77,773	$1,209

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,

	2001	2000

Operating activities:
Net Income	$41,505	$40,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	4,555	3,334
Recoveries on charged-off loans	504	538
Net expense from operations of other real estate owned	45	45
Gain on sale of loans	(101)	(34)
Depreciation of bank premises and equipment	6,588	5,944
Depreciation and amortization of leasing assets	1,535	873
Accretion of investment securities discounts	(6,398)	(9,089)
Amortization of investment securities premiums	3,975	5,887
Realized loss on investment securities transactions, net	1,076	1,294
Gain on sale of bank premises and equipment	(35)	(85)
Deferred tax expense	204	158
Decrease (increase) in accrued interest receivable	1,872	(1,579)
Increase in other liabilities	37,519	5,223

Net cash provided by operating activities	92,844	52,776

Investing activities:
Proceeds from maturities of securities	1,060	760
Proceeds from sales of available for sale securities	373,495	48,241
Purchases of available for sale securities	(610,851)	(258,306)
Principal collected on mortgage-backed securities	424,117	165,924
Proceeds from matured time deposits with banks	495	392
Purchases of time deposits with banks	(594)	(590)
Net increase in loans	(70,347)	(219,875)
Net increase in other assets	(19,145)	(19,601)
Purchase of bank premises and equipment	(14,900)	(9,089)
Proceeds from sale of bank premises and equipment	72	211

Net cash provided by (used in) investing activities	83,402	(291,933)

Financing activities:
Net increase in non-interest bearing demand deposits	$7,186	$21,192
Net increase (decrease) in savings and interest bearing demand deposits	20,650	(46,647)
Net increase in time deposits	46,227	103,725
Net increase in federal funds purchased and securities sold under repurchase agreements	214,505	11,942
Proceeds from other borrowed funds	587,379	655,000
Principal payments on other borrowed funds	(1,022,765)	(495,000)
Purchase of treasury stock	(7,390)	(7,222)
Proceeds from stock transactions	834	1,100
Payments of cash dividends	(10,656)	(10,337)
Payments of cash dividends in lieu of fractional shares	(24)	(24)

Net cash (used in) provided by financing activities	(164,054)	233,729

Increase (decrease) in cash and cash equivalents	12,192	(5,428)
Cash and cash equivalents at beginning of year	126,128	134,995

Cash and cash equivalents at end of period	$138,320	$129,567

Supplemental cash flow information:
Interest paid	$119,295	$120,780
Income taxes paid	16,561	17,191

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

             The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to generally accepted accounting principles and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce, Laredo ("IBC"), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, and International Bancshares Capital Trust I as well as the GulfStar Group in which the company owns a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K.  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

             All per share data presented has been restated to reflect the stock splits effected through stock dividends.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a “fair value hedge,” a “cash flow hedge,” or a hedge of a foreign currency exposure of a net investment in a foreign operation.  The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.  In June 1999, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133”, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.  The Company currently does not engage in hedging activities and does not hold any derivative instruments or embedded derivatives.  The Company adopted SFAS No. 133 on January 1, 2001 and the adoption did not have any impact on its consolidated financial statements.

             In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which replaces the Financial Accounting Standards Board’s Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, but carries over most of SFAS No. 125’s provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets.  This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001.  Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000.  The Company has adopted the disclosure requirements and does not expect that the adoption of the remaining provision of SFAS No. 140 will have a material impact on its consolidated financial statements.

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

             The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.   Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

             SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

             In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.   This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

             As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $21,510,000, unamortized identifiable intangible assets in the amount of $37,723,000, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $298,000 and $657,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Note 2 - Acquisitions

             Effective April 1, 2001, IBC through its insurance subsidiary, acquired the assets of Grove Agency Insurance, Inc., of Corpus Christi, Texas.  The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $1,575,000 which is being amortized on a straight-line basis over a fifteen year period.

             Effective February 16, 2001, IBC acquired the assets of First Equity Corporation, an Austin, Texas based mortgage company.  The acquisition was accounted for as a purchase transaction.  In connection with the acquisition, IBC recorded goodwill totaling $4,864,000 which is being amortized on a straight-line basis over a fifteen year period.

             Effective October 2, 2000, the Company purchased a controlling interest in the GulfStar Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas.  The acquisition was accounted for as a purchase transaction.  In connection with the acquisition, the Company recorded goodwill totaling $13,199,000 which is being amortized on a straight-line basis over a fifteen year period.

             During 2000, IBC established an insurance subsidiary and acquired the assets of two insurance agencies in Texas.  The acquisitions were accounted for as a purchase transaction.  In connection with the acquisitions, IBC recorded goodwill totaling $3,003,000 which is being amortized on a straight-line basis over a fifteen year period.

Note 3 - Investment Securities

             The Company classifies debt and equity securities into one of three categories: held-to maturity, available-for-sale, or trading.  Such classifications are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading”, while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income and as a separate component of shareholders’ equity until realized.

             A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

	June 30, 2001	December 31, 2000

	(Dollars in Thousands)
U. S. Treasury and federal agencies
Available for sale	$2,722,897	$2,828,134
States and political subdivisions
Held to maturity	-	60
Available for sale	93,997	96,791
Other
Held to maturity	2,135	2,160
Available for sale	129,611	171,701

Total investment securities	$2,948,640	$3,098,846

Note 4 - Allowance for Possible Loan Losses

             A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30, 2001	June 30, 2000

	(Dollars in Thousands)
Balance at January 1	$30,812	$26,770
Losses charged to allowance	(1,984)	(1,275)
Recoveries credited to allowance	504	538

Net losses charged to allowance	(1,480)	(737)
Provisions charged to operations	4,555	3,334

Balance at June 30	$33,887	$29,367

             The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company's impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals loans are normally applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

             Management of the Company recognizes the risks associated with impaired loans.  However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.  The Company’s impaired loan balance at the end of the six month period of both 2001 and 2000 was not material to the Company’s consolidated financial position.

             The subsidiary banks charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a “loss” by bank examiners.  Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry.  Generally, unsecured consumer loans are charged-off when 90 days past due.

             While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis.  It is the judgment of the Company's management that the allowance for possible loan losses at June 30, 2001, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

             All per share data presented has been restated to reflect the stock splits effected through stock dividends which became effective May 18, 2000 and May 17, 2001 and were paid on June 12, 2000 and June 15, 2001, respectively.  Such stock dividends resulted in the issuance of 5,280,503 and 6,627,539 shares of Common Stock in 2000 and 2001, respectively.  A cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 14, 2000 and October 16, 2000, respectively.  A cash dividend of $.50 per share was paid to all holders of record of Common Stock on April 16, 2001.

             The Company announced a new formal stock repurchase program on June 22, 1999 and announced it expanded the stock repurchase program on July 16, 1999, January 11, 2000, December 21, 2000, and on July 24, 2001.  Under the formal stock repurchase program, the Company is authorized to repurchase up to $60,000,000 of its common stock through December 2002.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 10, 2001, a total of 1,176,490 shares were repurchased under this program at a cost of $47,346,000 which shares are now reflected as 1,553,526 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $80,793,000.  In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $80,793,000 cap will occur in the future.  As of August 10, 2001, the Company has acquired approximately   6,887,985 shares of treasury stock at a cost of approximately $68,319,000, which amount has been accumulated since the inception of the Company.

             On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan.  The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan.  Subject to certain adjustments, the maximum number of shares of common stock which may be made subject to options granted under the new Plan is 1,371,087, including 469,910 shares remaining available for the issuance of options under the new Plan.  The 219,348 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only.  As of June 30, 2001, options to acquire 219,348 and 901,177 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

             On October 2, 2000, the Company granted nonqualified stock options exercisable for a total of 150,000 shares of Common Stock to certain employees of the GulfStar Group.  The grants were not made under either the 1987 Plan or the 1996 Plan.  As of June 30, 2001, options to acquire 150,000 shares of common stock remain outstanding to certain employees of the GulfStar Group.

Note 6 - Commitments and Contingent Liabilities

             The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages.  The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the financial condition or results of operations of the Company and its subsidiaries.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

             The Company’s lead bank subsidiary has invested in several lease financing transactions.  Two of the lease financing transactions have been examined by the Internal Revenue Service (“IRS”).  In both transactions, a subsidiary of the lead bank is the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued a Notice of Proposed Adjustments to Affected Items of a partnership for each of the transactions and the affected partnership has submitted a Protest contesting the adjustments.  In one of the matters, the IRS has issued a Notice of Final Partnership Administrative Adjustment and the Company is currently assessing its alternatives with respect to this matter.  No reliable prediction can be made at this time as to the likely outcome of the IRS proceedings regarding the lease transactions; however, if the IRS proceedings are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with these lease financing transactions would be in question.  Management has estimated the Company’s exposure in connection with these transactions and has reserved the estimated amount.  Management intends to continue to evaluate the merits of this matter and make appropriate revisions if warranted.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

             Net income for the second quarter of 2001 was $19,900,000 or $.75 per share - basic ($.73 per share - diluted) compared to $21,087,000 or $.79 per share - basic ($.78 per share - diluted) in the second quarter of 2000, which represents a 6% decrease from the corresponding 2000 period.

             Historically, the Company’s acquisitions have been accounted for using the purchase method of accounting which results in the creation of goodwill and other intangibles.  These amounts are being amortized as a non-cash reduction of net income over time periods from ten to twenty years.  “Income before intangible charges” reflects the net income of the Company excluding this amortization.  In computing the income tax adjustment, Management has considered the tax deductible amount separately from non-tax deductible amount in making this calculation.  The income tax on tax deductible goodwill and other intangibles has been computed using the standard corporate tax rate of 35%, and the non-tax deductible goodwill and other intangibles have been grossed-up using the same 35% tax rate to reflect the earnings result.  These two calculations have been combined to reflect the net income tax adjustment displayed in the cash earnings table below.  The table reconciles reported earnings to net income excluding intangible amortization (“income before intangible charges”) to help facilitate peer group comparisons.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in Thousands, except per share data)
Reported net income	$19,900	$21,087	$41,505	$40,267
Amortization of intangible assets	1,342	979	2,610	1,961
Income tax adjustment	(206)	(79)	(386)	(159)

Income before intangible charges	$21,036	$21,987	$43,729	$42,069

Income before intangible charges per common share:
Basic	$.79	$.82	$1.64	$1.57
Diluted	$.77	$.81	$1.62	$1.55

             Total assets at June 30, 2001 were $5,811,952,000 which represents a 3% increase over total assets of $5,661,965,000 at June 30, 2000 and a 1% decrease from total assets of $5,860,714,000 as of December 31, 2000.  Deposits at June 30, 2001 were $3,818,661,000 an increase of 6% over the $3,605,482,000 amount reported at June 30, 2000, and an increase of 2% over the $3,744,598,000 amount reported at December 31, 2000.  Total loans at June 30, 2001 increased 9% to $2,318,240,000 over the $2,129,378,000 reported at June 30, 2000 and an increase of 3% over the $2,250,478,000 amount reported at December 31, 2000.  The slight decrease in total assets  during the first six months in 2001 can be attributable primarily to the contraction of the Company’s earning asset base caused by a decline to the Company’s short-term fixed borrowings.  The aggregate amount of certificates of indebtedness with the Federal Home Bank of Dallas (“FHLB”) decreased to $997,000,000 at June 30, 2001 from the $1,432,500,000 at December 31, 2000.  The certificates of indebtedness and the deposits are used to fund the earning asset base of the Company.

             As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match.  In this way both earning assets and funding sources of the Company respond to interest rate changes in a similar time frame.  Net interest income for the second quarter of 2001 increased $2,607,000 (6%) over the same period in 2000 and the increase is the result of the Company’s growth and efforts to manage interest rate risk.

             Investment securities decreased 2% to $2,948,640,000 at June 30, 2001 from $3,001,948,000 as of June 30, 2000 and a 5% decrease from investment securities of $3,098,846,000 at December 31, 2000.  Time deposits with other banks at June 30, 2001 increased 24% to $2,570,000 over $2,075,000 at June 30, 2000 and increased 4% over time deposits of $2,471,000 at December 31, 2000.  Total federal funds sold decreased 61% to $15,700,000 at June 30, 2001 as compared to $39,900,000 at June 30, 2000 and increased from $500,000 at December 31, 2000.

             Interest and fees on loans for the second quarter of 2001 decreased $2,455,000 (5%) from the same quarter in 2000 and increased $5,237,000 (5%) for the six month period ended June 30, 2001 as compared to the same period in 2000.  Interest income on taxable and tax exempt investment securities for the second quarter in 2001 decreased $734,000 (1%) from the same quarter in 2000 and increased $3,650,000 (4%) for the six month period ended June 30, 2001 as compared to the same period in 2000.  Interest income on time deposits with banks for the second quarter in 2001 increased $21,000 (57%) over the same quarter in 2000 and increased $38,000 (56%) for the six month period ended June 30, 2001 as compared to the same period in 2000.  Interest income on federal funds sold for the second quarter in 2001 decreased $111,000 (72%) from the same quarter in 2000 and decreased $27,000 (5%) for the six month period ended June 30, 2001 as compared to the same period in 2000.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 2001 decreased $3,057,000 (3%) from the same quarter in 2000 and increased $9,163,000 (5%) for the six month period ended June 30, 2001 as compared to the same period in 2000.  The decrease in total interest income for the second quarter was primarily due to lower market interest rates and the increase for the six month period is due to the growth in the Company’s balance sheet.

             Total interest expense for savings deposits, time deposits and other borrowings decreased $5,664,000 (9%) for the second quarter of 2001 from the same quarter in 2000 and increased $1,374,000 (1%) for the six month period ended June 30, 2001 over the same period in 2000.  The increase in total interest expense was primarily due to  a larger amount of interest bearing liabilities.  As a result, net interest income for the second quarter of 2001 increased $2,607,000 (6%) over the same period in 2000 and increased $7,789,000 (9%) for the six month period ended June 30, 2001 over the corresponding period in 2000.  This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

             Non-interest income increased $3,922,000 (26%) to $18,810,000 in the second quarter of 2001 as compared to $14,888,000 for the quarter ended June 30, 2000 and increased $9,457,000 (34%) to $37,564,000 for the six month period ended June 30, 2000 as compared to $28,107,000 for the six months ended June 30, 2000.  The increases in non-interest income were primarily due to the increases in service charges and the increase in other income.  The increase in service charges were attributable to the amount of account transaction fees received as a result of the deposit growth, new deposit products and increased collection efforts.  The increase in other income was due to the activities of the GulfStar Group affiliate of the Company as well as the activities of IBC’s insurance subsidiary.  Investment securities losses of $1,076,000 were recorded in the first six months of 2001 compared to losses of $1,294,000 for the corresponding period in 2000.  These losses occurred due to a bond program initiated by management in 2000 to reposition a portion of the Company’s bond portfolio and take advantage of higher bond yields.

             Non-interest expense increased $6,919,000 (26%) to $33,649,000 for the second quarter of 2001 as compared to $26,730,000 for the quarter ended June 30, 2000 and increased $12,534,000 (24%) to $64,381,000 for the six month period ended June 30, 2001 as compared to $51,847,000 for the six months ended June 30, 2000.  Non-interest expense increased due to the Company’s expanded operations at the bank subsidiaries.

             The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 49% for the six month period ended June 30, 2001, compared to the year ago ratio of 46%.

             The allowance for possible loan losses increased 15% to $33,887,000 at the end of the second quarter of 2001 from $29,367,000 for the corresponding date in 2000.  The provision for possible loan losses charged to expense increased 37% to $4,555,000 for the first six months of 2001 compared to $3,334,000 for the first six months of 2000. The increase in the allowance for possible loan losses was largely due to the increase in the size of the loan portfolio and allowance allocations related to Management’s evaluation of current economic conditions.  The allowance for possible loan losses was 1.47% of total loans, net of unearned income, at June 30, 2001, compared to 1.38% at June 30, 2000 and 1.37% at December 31, 2000.

             On June 30, 2001, the Company had $5,811,952,000 of consolidated assets of which approximately $268,002,000 or 5% were related to loans outstanding to borrowers domiciled in Mexico compared to $240,708,000 or 4% at June 30, 2000. Of the $268,002,000, 63% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 29% is secured by Mexican real estate; 6% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1% is unsecured; and 1% represents accrued interest receivable on the portfolio.

Liquidity and Capital Resources

             The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2001 and 2000 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

             Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company’s cash flow requirements.  The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion.  Among the activities and commitments the Company funded during the first six months in 2001 and expects to continue to fund during 2001 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

             The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2001, shareholders’ equity was $477,429,000 compared to $338,162,000 at June 30, 2000, an increase of 41% and at December 31, 2000, shareholders’ equity was $416,892,000, representing an increase of 15%.  The increase in shareholders equity resulted from the retention of earnings and the effects of comprehensive income.  Comprehensive income includes unrealized gains or losses on securities held available for sale, net of tax.  The net unrealized gains or losses on securities are not included in the calculation of regulatory capital requirements.

             The Company had a leverage ratio of 6.94% and 6.54%, risk-weighted Tier 1 capital ratio of 14.01% and 13.23% and risk-weighted total capital ratio of 15.17% and 14.29% at June 30, 2001 and December 31, 2000, respectively.  The core deposit intangibles and goodwill of $58,562,000 as of June 30, 2001, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

             As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2001 is illustrated in the table on page 17.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

	RATE/ MATURITY	RATE/ MATURITY	RATE/ MATURITY	RATE/ MATURITY
	3 MONTHS OR LESS	OVER 3 MONTHS TO 1 YEAR	OVER 1 YEAR TO 5 YEARS	OVER 5 YEARS	TOTAL
	(Dollars in Thousands)
June 30, 2001

SECTION A

RATE SENSITIVE ASSETS
FED FUNDS SOLD	15,700	-	-	-	15,700
DUE FROM BANK INT EARNING	1.085	1,386	99	-	2,570
INVESTMENT SECURITIES	339,308	294,300	1,987,253	327,778	2,948,639
LOANS, NET OF NON-ACCRUALS	1,651,642	189,687	277,705	195,724	2,314,758

TOTAL EARNING ASSETS	2,007,735	485,373	2,265,057	523,502	5,281,667

CUMULATIVE EARNING ASSETS	2,007,735	2,493,108	4,758,165	5,281,667

SECTION B

RATE SENSITIVE LIABILITIES
TIME DEPOSITS	1,165,857	991,294	145,889	210	2,303,250
OTHER INT BEARING DEPOSITS	934,544	-	-	-	934,544
FED FUNDS PURCHASED & REPOS	385,066	59,547	-	-	444,613
OTHER BORROWINGS	997,000	-	114	-	997,114

TOTAL INTEREST BEARING LIABILITIES	3,482,467	1,050,841	146,003	210	4,679,521

CUMULATIVE SENSITIVE LIABILITIES	3,482,467	4,533,308	4,679,311	4,679,521

SECTION C

REPRICING GAP	(1,474,731)	(565,468)	2,119,054	523,292	602,147
CUMULATIVE REPRICING GAP	(1,474,731)	(2,040,199)	78,855	602,147
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.58	.46	15.51	-	1.13
RATIO OF CUMULATIVE, INTEREST- SENSITIVE ASSETS TO LIABILITIES	.58	.55	1.02	1.13

Financial Modernization Legislation

             On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) was enacted.  This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers.  GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur.  Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. Additionally, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

             Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”).  The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000.  Effective October 2, 2000, the Company acquired a controlling interest in the GulfStar Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas.  The GulfStar acquisition was the first financial activity permitted by GLBA to be engaged in by the Company.  The Company announced on July 23, 2001 that GulfStar expanded and opened an office in Dallas, Texas.

Forward Looking Information

             Certain matters discussed in this report, excluding historical information, include forward-looking statements.  Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached.  The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

             During the first six months of 2001, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Shareholders of the Company was held May 17, 2001 for the consideration of the following items which were approved by the number of votes set forth:

		Votes For	Votes Withheld

1)	To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:
	Lester Avigael	17,743,919	0
	R. David Guerra	17,724,458	19,461
	Irving Greenblum	17,743,919	0
	Daniel B. Hastings, Jr.	17,419,995	323,924
	Richard E. Haynes	17,738,919	5,000
	Sioma Neiman	17,416,195	327,724
	Peggy J. Newman	17,419,995	323,924
	Dennis E. Nixon	17,740,636	3,283
	Leonardo Salinas	17,743,919	0
	A.R. Sanchez, Jr.	17,416,195	327,724

		Votes For	Votes Against	Votes Abstained

2)	To approve the appointment of independent auditors for the 2001 fiscal year	17,683,952	58,698	1,269
3)	To consider and vote on a proposal to approve an amendment to add 300,000 additional shares to the 1996 International Bancshares Corporation Stock Option Plan	16,878,034	787,008	78,877

Item 5.  Other Information

             Registrant announced that it has agreed with San Antonio-based National Bancshares Corporation of Texas (“NBT”) to acquire all of the issued and outstanding shares of common stock of National Bancshares pursuant to a cash tender offer (the "Tender Offer").  The Boards of both companies have approved the transaction.  The Tender Offer was commenced on August 9, 2001.  Assuming successful completion of the Tender Offer and receipt of necessary approvals, thereafter National Bancshares would be merged with a subsidiary of IBC, and all of the remaining National Bancshares shareholders (other than those who perfect their dissenters' rights under Texas law) would receive the same price paid in the Tender Offer in cash.  The Tender Offer and the merger are subject to regulatory approvals and to other customary conditions, including the tender of at least two-thirds of the shares of National Bancshares in the Tender Offer and the approval of the merger by the shareholders of NBT.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

             None.

(b)        Reports on Form 8-K

             Registrant filed a current report on Form 8-K on July 24, 2001, covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of the expansion of the Company’s stock repurchase program.

             Registrant filed a current report on Form 8-K on August 9, 2001, covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of the Company’s Second Quarter Earnings.

SIGNATURES  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 14, 2001	/s/	Dennis E. Nixon

Dennis E. Nixon
President

Date:	August 14, 2001	/s/	Imelda Navarro

Imelda Navarro
Treasurer (Chief Accounting Officer)