Form 10-Q
period 2001-09-30
INTERNATIONAL BANCSHARES CORP
filed 2001-11-14
CIK 315709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	26,224,173 shares outstanding at
November 8, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition

(Dollars in Thousands)

	September 30,	December 31,
	2001	2000
Assets	(Unaudited)

Cash and due from banks	$102,888	$125,628
Federal funds sold	19,800	500

Total cash and cash equivalents	122,688	126,128

Time deposits with banks	1,485	2,471

Investment securities:
Held to maturity
(Market value of $2,060 on September 30, 2001
and $2,220 on December 31, 2000)	2,060	2,220
Available for sale
(Amortized cost of $2,798,045 on September 30,
2001 and $3,126,107 on December 31, 2000)	2,838,455	3,096,626

Total investment securities	2,840,515	3,098,846

Loans:
Commercial, financial and agricultural	1,363,391	1,286,576
Real estate - mortgage	334,040	287,319
Real estate - construction	254,543	232,589
Consumer	156,329	165,875
Foreign	271,294	278,119

Total loans	2,379,597	2,250,478

Less unearned discounts	(6,237)	(7,199)

Loans, net of unearned discounts	2,373,360	2,243,279

Less allowance for possible loan losses	(34,939)	(30,812)

Net loans	2,338,421	2,212,467

Bank premises and equipment, net	169,668	155,523
Accrued interest receivable	34,779	40,159
Other investments	134,407	127,483
Intangible assets, net	63,554	61,268
Other assets	42,241	36,369

Total assets	$5,747,758	$5,860,714

	September 30,	December 31,
	2001	2000
	(Unaudited)

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand - non-interest bearing	$548,031	$573,681
Savings and interest bearing demand	952,684	913,894
Time	2,261,178	2,257,023

Total deposits	3,761,893	3,744,598

Federal funds purchased and securities sold under repurchase agreements	461,925	230,108
Other borrowed funds	953,108	1,432,500
Other liabilities	86,080	36,616

Total liabilities	5,263,006	5,443,822

Shareholders' equity:

Common stock of $1.00 par value.
Authorized 40,000,000 shares;
issued 33,191,871 shares in 2001
and 26,481,211 shares in 2000	33,192	26,481
Surplus	27,217	25,933
Retained earnings	469,935	434,796
Accumulated other comprehensive income (loss)	24,594	(19,163)

	554,938	468,047
Less cost of shares in treasury,
6,935,891 shares in 2001 and
5,139,863 shares in 2000	(70,186)	(51,155)

Total shareholders' equity	484,752	416,892

Total liabilities and
shareholders' equity	$5,747,758	$5,860,714

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
Interest income:
Loans, including fees	$48,477	$55,368	$155,609	$156,255
Time deposits with banks	35	43	141	111
Federal funds sold	176	238	679	768
Investment securities:
Taxable	43,814	51,107	145,646	149,244
Tax-exempt	1,172	1,285	3,677	3,835
Other interest income	74	74	512	247

Total interest income	93,748	108,115	306,264	310,460

Interest expense:
Savings deposits	5,876	6,936	19,399	20,768
Time deposits	24,687	31,685	85,678	88,091
Federal funds purchased and securities
sold under repurchase agreements	5,657	1,935	17,319	5,540
Other borrowings	9,597	25,550	41,337	68,249

Total interest expense	45,817	66,106	163,733	182,648

Net interest income	47,931	42,009	142,531	127,812

Provision for possible loan losses	1,962	1,756	6,517	5,090

Net interest income after
provision for possible
loan losses	45,969	40,253	136,014	122,722

Non-interest income:
Service charges on deposit accounts	10,481	8,845	30,835	25,447
Other service charges, commissions and fees
Banking	2,689	2,033	7,311	6,554
Non-Banking	1,896	229	4,863	541
Investment securities transactions	108	410	(968)	(884)
Other investments	2,565	1,940	6,827	5,772
Gain on sale of loans	141	23	242	57
Other income	2,316	2,154	7,642	6,254

Total non-interest income	20,196	15,634	56,752	43,741

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Non-interest expense:
Employee compensation and benefits	14,877	12,375	42,456	35,050
Occupancy	2,619	2,674	7,731	6,512
Depreciation of bank premises and equipment	3,306	2,893	9,894	8,837
Professional fees	1,300	1,161	3,572	3,260
Stationery and supplies	882	749	2,638	2,229
Amortization of intangible assets	1,367	991	3,977	2,952
Advertising	1,384	1,023	3,998	2,949
Other	8,193	6,789	23,976	18,713

Total non-interest expense	33,928	28,655	98,242	80,502
Income before provision for income taxes	32,237	27,232	94,524	85,961

Provision for income taxes	10,793	8,492	31,575	26,954

Net Income	$21,444	$18,740	$62,949	$59,007

Basic earnings per common share:

Net Income	$.81	$.70	$2.37	$2.20

Weighted average number of shares outstanding	26,348,432	26,711,086	26,538,457	26,820,357

Diluted earnings per common share:

Net Income	$.80	$.69	$2.33	$2.18

Weighted average number of shares outstanding	26,945,909	27,053,942	26,987,864	27,094,200

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net Income	$21,444	$18,740	$62,949	$59,007

Other comprehensive income, net of tax:

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income and changes in fair value of investee’s cash-flow hedging transactions, net of tax	7,489	10,525	43,757	(28,533)

Comprehensive income	$28,933	$29,265	$106,706	$30,474

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,

	2001	2000
Operating activities:

Net Income	$62,949	$59,007

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	6,517	5,090
Depreciation of bank premises and equipment	9,894	8,837
Gain on sale of bank premises and equipment	(54)	(94)
Depreciation and amortization of leasing assets	2,302	1,310
Accretion of investment securities discounts	(8,033)	(13,640)
Amortization of investment securities premiums	6,389	8,367
Loss on investment securities transactions	968	884
Amortization of intangible assets	3,977	2,952
Equity earnings from affiliates and other investments	(6,909)	(5,737)
Deferred tax expense	784	3,816
Decrease (increase) in accrued interest receivable	5,380	(5,193)
Net (increase) decrease in other assets	(8,412)	2,034
Net increase in other liabilities	25,356	12,749

Net cash provided by operating activities	101,108	80,382

Investing activities:

Proceeds from maturities of securities	1,560	1,572
Proceeds from sales of available for sale securities	532,650	49,668
Purchases of available for sale securities	(938,979)	(455,209)
Principal collected on mortgage-backed securities	733,668	259,170
Proceeds from matured time deposits with banks	1,580	788
Purchases of time deposits with banks	(594)	(1,283)
Net increase in loans	(132,471)	(312,810)
Purchase of other investments	(3,544)	(754)
Distributions from other investments	956	4,696
Purchase of bank premises and equipment	(24,085)	(13,976)
Proceeds from sale of bank premises and equipment	100	235
Cash paid in excess of net assets acquired	(6,263)	(1,930)

Net cash provided by (used in) investing activities	164,578	(469,833)

	Nine Months Ended September 30,

	2001	2000
Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(25,650)	$47,392
Net increase (decrease) in savings and interest bearing demand deposits	38,790	(12,522)
Net increase in time deposits	4,155	143,974
Net increase in federal funds purchased and securities sold under repurchase agreements	231,817	629
Proceeds from issuance of other borrowed funds	1,140,379	1,659,000
Principal payments on other borrowed funds	(1,619,771)	(1,430,000)
Purchase of treasury stock	(19,031)	(9,054)
Proceeds from stock transactions	1,367	1,557
Payments of cash dividends	(21,158)	(21,016)
Payments of cash dividends in lieu of fractional shares	(24)	(24)

Net cash (used in) provided by financing activities	(269,126)	379,936

Decrease in cash and cash equivalents	(3,440)	(9,515)

Cash and cash equivalents at beginning of period	126,128	134,995
Cash and cash equivalents at end of period	$122,688	$125,480

Supplemental cash flow information:
Interest paid	$168,089	$182,637
Income taxes paid	16,561	22,767

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”); Commerce Bank; International Bank of Commerce, Zapata; International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries: IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, International Bancshares Capital Trust I, International Bancshares Capital Trust II, as well as the Gulfstar Group in which the company owns a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10K.  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.

All per share data presented has been restated to reflect the stock splits effected through stock dividends.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a “fair value hedge,” a “cash flow hedge,” or a hedge of a foreign currency exposure of a net investment in a foreign operation.  The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133”, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.  The Company currently does not engage in hedging activities and does not hold any derivative instruments or embedded derivatives.  However, an investee accounted for under the equity method of accounting engages in cash-flow hedging activities.  The Company has recorded its prorata share of the changes in the fair value of the investee’s cash-flow hedging transactions in other comprehensive income.  The Company adopted SFAS No. 133 on January 1, 2001 and the adoption did not have any impact on its consolidated financial statements other than the recording of the investee’s cash-flow hedging activities, which is not significant to the consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which replaces the Financial Accounting Standards Board’s Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, but carries over most of SFAS No. 125’s provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets.  This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001.  Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000.  The Company adopted the disclosure requirements at December 31, 2000.  The adoption of the remaining provisions of SFAS No. 140 did not have any impact on its consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.   This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of income.

As of the date of adoption, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $62,204,000, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill and identifiable intangible assets was $4,219,000 and $3,977,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Note 2 - Acquisitions

                Effective April 1, 2001, IBC through its insurance subsidiary, acquired the assets of Grove Agency Insurance, Inc., of Corpus Christi, Texas.  The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $1,575,000, which is being amortized on a straight-line basis over a fifteen year period.

                Effective February 16, 2001, IBC acquired the assets of First Equity Corporation, an Austin, Texas based mortgage company.  The acquisition was accounted for as a purchase transaction.  In connection with the acquisition, IBC recorded goodwill totaling $4,864,000, which is being amortized on a straight-line basis over a fifteen year period.

                Effective October 2, 2000, the Company purchased a controlling interest in the GulfStar Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas.  The acquisition was accounted for as a purchase transaction.  In connection with the acquisition, the Company recorded goodwill totaling $13,199,000, which is being amortized on a straight-line basis over a fifteen year period.

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

                A summary of the investment securities held to maturity and securities available for sale as reflected on the books of the Company is as follows:

	September 30, 2001	December 31, 2000
	(Dollars in Thousands)
U. S. Treasury and federal agencies
Available for sale	$2,656,378	$2,828,134
States and political subdivisions
Held to maturity	-	60
Available for sale	94,326	96,791
Other
Held to maturity	2,060	2,160
Available for sale	87,751	171,701

Total investment securities	$2,840,515	$3,098,846

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30, 2001	September 30, 2000
	(Dollars in Thousands)

Balance at January 1	$30,812	$26,770

Losses charged to allowance	(3,198)	(2,257)
Recoveries credited to allowance	808	751

Net losses charged to allowance	(2,390)	(1,506)

Provisions charged to operations	6,517	5,090

Balance at September 30	$34,939	$30,354

The Company classifies as impaired those loans where it is probable that all amounts due will not be collected according to contractual terms of the loan agreement. The Company has identified these loans through its normal loan review procedures.  Impaired loans included 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company's impaired loans are measured at the fair value of the collateral.  In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accrual loans are normally applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

Management of the Company recognizes the risks associated with impaired loans.  However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.  The Company’s impaired loan balance at the end of the nine month period of both 2001 and 2000 was not material to the Company’s consolidated financial position.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company's management that the allowance for possible loan losses at September 30, 2001, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends which became effective May 18, 2000 and May 17, 2001 and were paid on June 12, 2000 and June 15, 2001, respectively.  Such stock dividends resulted in the issuance of 5,280,503 and 6,627,539 shares of Common Stock in 2000 and 2001, respectively.  A cash dividend of $.60 and $.50 per share was paid to holders of record of Common Stock on April 14, 2000 and October 16, 2000, respectively. A cash dividend of $.60 and $.40 per share was paid to holders of record of Common Stock on April 16, 2001 and October 15, 2001, respectively.

The Company announced a formal stock repurchase program on June 22, 1999 and expanded the stock repurchase program on July 16, 1999, January 11, 2000, December 21, 2000 and on July 24, 2001.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $60,000,000 of its common stock through December 2002.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 6, 2001, a total of 1,261,881 shares were repurchased under this program at a cost of $50,631,000 which shares are now reflected as 1,638,917 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are presented quarterly at the Company's Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $80,793,000.  In the past, the board has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $80,793,000 cap will occur in the future.  As of November 6, 2001, the Company has acquired approximately 6,973,376 shares of treasury stock at a cost of approximately $71,605,000, which amount has been accumulated since the inception of the Company.

On April 3, 1996, the Board of Directors adopted the 1996 International Bancshares Corporation Stock Option Plan.  The Plan replaced the 1987 International Bancshares Corporation Key Contributor Stock Option Plan.  Subject to certain adjustments, the maximum number of shares of common stock which may be granted subject to options under the new Plan is 1,353,207 of which 243,160 shares remain available for the issuance of options.  The 201,964 shares of common stock remaining available under the 1987 Plan will be treated as authorized for issuance upon exercise of options granted under the 1987 Plan only.  As of September 30, 2001, options to acquire 201,964 and 1,110,047 shares of common stock remain outstanding under the 1987 Plan and the new Plan, respectively.

                On October 2, 2000, the Company granted nonqualified stock options exercisable for a total of 150,000 shares of Common Stock to certain employees of the GulfStar Group.  The grants were not made under either the 1987 Plan or the 1996 Plan.  As of September 30, 2001, options to acquire 150,000 shares of common stock remain outstanding to certain employees of the GulfStar Group.

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

The Company’s lead bank subsidiary has invested in Partnerships which have entered into several lease financing transactions.  The lease financing transactions in two of the Partnerships have been examined by the Internal Revenue Service (“IRS”).  In both Partnerships, the lead bank subsidiary is the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued a Notice of Proposed Adjustments to Affected Items of a Partnership to each of the Partnerships for the lease financing transactions.  Each of the Partnerships has submitted a Protest contesting the adjustments.  The IRS has issued a Notice of Final Partnership Administrative Adjustment (“FTPAA”) to one of the Partnerships and on September 25, 2001 the Company filed a lawsuit contesting the FPAA.  Prior to filing the lawsuit the Company was required to deposit the estimated tax due of approximately $4,083,000 with the IRS pursuant to the Internal Revenue Code.  No reliable prediction can be made at this time as to the likely outcome of the lawsuit or the IRS proceedings regarding the other Partnership.  However, if the lawsuit and the IRS proceedings are decided adversely to the Partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease financing transactions would be in question.  Management has estimated the Company’s exposure in connection with these transactions and has reserved an appropriate amount.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the reserve amount as deemed warranted.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the third quarter of 2001 was $21,444,000 or $.81 per share - basic ($.80 per share - diluted) compared to $18,740,000 or $.70 per share - basic ($.69 per share - diluted) in the corresponding 2000 period, which represents a 14% increase from the corresponding 2000 period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in Thousands, except per share data)
Reported net income	$21,444	$18,740	$62,949	$59,007
Amortization of intangible assets	1,367	991	3,977	2,952
Income tax adjustment	(215)	(83)	(600)	(241)
Income before intangible charges	$22,596	$19,648	$66,326	$61,718
Income before intangible charges per common share:
Basic	$.86	$.74	$2.50	$2.30
Diluted	$.84	$.73	$2.46	$2.28

Total assets at September 30, 2001 were $5,747,758,000 which represents a 2% decrease from total assets of $5,844,963,000 at September 30, 2000 and a 2% decrease from total assets of $5,860,714,000 as of December 31, 2000.  Deposits at September 30, 2001 were $3,761,893,000 an increase of 2% over the $3,706,056,000 amount reported at September 30, 2000, and an increase of .5% over the $3,744,598,000 amount reported at December 31, 2000.  Total loans at September 30, 2001 increased 7% to $2,379,597,000 over $2,222,210,000 reported at September 30, 2000 and increased 6% over the $2,250,478,000 amount reported at December 31, 2000.  The slight decrease in assets during the first nine months in 2001 can be attributable to the contraction of the Company’s earning asset base caused by a decline in the Company’s short-term fixed borrowings.  The aggregate amount of certificates of indebtedness with the Federal Home Bank of Dallas (“FHLB”) decreased to $918,000,000 at September 30, 2001 from the $1,432,500,000 at December 31, 2000.  Certificates of indebtedness and the deposits are used to fund the earning asset base of the Company.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match.  In this way both earning assets and funding sources of the Company respond to changes in a similar time frame.  Net interest income for the third quarter of 2001 increased $5,922,000 (14%) over the same period in 2000 and the increase is the result of the Company’s loan growth and efforts to manage interest rate risk.

Investment securities decreased 8% to $2,840,515,000 at September 30, 2001 from $3,101,007,000 at September 30, 2000 and an 8% decrease from investment securities of $3,098,846,000 at December 31, 2000.  Time deposits with other banks at September 30, 2001 decreased 37% to $1,485,000 from $2,372,000 at September 30, 2000 and decreased 40% from time deposits of $2,471,000 at December 31, 2000.  Total federal funds sold decreased 16% to $19,800,000 at September 30, 2001 as compared to $23,500,000 at September 30, 2000 and increased from $500,000 at December 31, 2000.

Interest and fees on loans for the third quarter in 2001 decreased $6,891,000 (12%) from the same quarter in 2000 and decreased $646,000 (.5%) for the nine month period ended September 30, 2001 as compared to the same period in 2000.  Interest income on taxable and tax exempt investment securities for the third quarter in 2001 decreased $7,406,000 (14%) from the same quarter in 2000 and decreased $3,756,000 (2%) for the nine month period ended September 30, 2001 as compared to the same period in 2000.  Interest income on time deposits with banks for the third quarter in 2001 decreased $8,000 (19%) from the same quarter in 2000 and increased $30,000 (27%) for the nine month period ended September 30, 2001 as compared to the same period in 2000.  Interest income on federal funds sold for the third quarter in 2001 decreased $62,000 (26%) over the same quarter in 2000 and decreased $89,000 (12%) for the nine month period ended September 30, 2001 as compared to the same period in 2000.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 2001 decreased $14,367,000 (13%) over the same quarter in 2000 and decreased $4,196,000 (1%) for the nine month period ended September 30, 2001 as compared to the same period in 2000.  The decrease in total interest income was primarily due to lower market interest rates, and the slight decrease in the Company’s earning assets.

Total interest expense for savings deposit, time deposits and other borrowings decreased $20,289,000 (31%) for the third quarter of 2001 from the same quarter in 2000 and decreased $18,915,000 (10%) for the nine month period ended September 30, 2001 from the same period in 2000.  The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities as well as the decrease in the amount of other borrowed funds.  As a result, net interest income for the third quarter of 2001 increased $5,922,000 (14%) over the same period in 2000 and increased $14,719,000 (12%) for the nine month period ended September 30, 2001 over the corresponding period in 2000.  This increase is attributed to the Company's efforts to maintain an adequate interest rate spread between the cost of funds and the investment of those funds.

Non-interest income increased $4,562,000 (29%) to $20,196,000 in the third quarter of 2001 as compared to $15,634,000 for the quarter ended September 30, 2000 and increased $13,011,000 (30%) to $56,752,000 for the nine month period ended September 30, 2001 as compared to $43,741,000 for the nine months ended September 30, 2000.  The increases in non-interest income were primarily due to the increases in service charges and the increase in other income.  The increase in service charges was attributable to the amount of account transaction fees received as a result of the deposit growth, new deposit products and increased collection efforts.  The increase in other non-banking commissions and fees was due to the activities of the GulfStar Group affiliate of the Company as well as the activities of IBC’s insurance subsidiary.  Investment securities losses of $968,000 were recorded in the nine month period ended September 30, 2001 compared to losses of $884,000 for the corresponding period in 2000.  These losses occurred due to a bond program initiated by management in 2000 to reposition a portion of the Company’s bond portfolio and take advantage of higher bond yields.

Non-interest expense increased $5,273,000 (18%) to $33,928,000 for the third quarter of 2001 as compared to $28,655,000 for the quarter ended September 30, 2000 and increased $17,740,000 (22%) to $98,242,000 for the nine month period ended September 30, 2001 as compared to $80,502,000 for the nine months ended September 30, 2000.  Non-interest expense increased due to the Company’s expanded operations at its bank subsidiaries.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 49% for the nine month period ended September 30, 2001, compared to the year ago ratio of 47%.

The allowance for possible loan losses increased 15% to $34,939,000 at the end of the third quarter of 2001 over $30,354,000 for the corresponding date in 2000.  The provision for possible loan losses charged to expense increased 28% to $6,517,000 for the first nine months of 2001 compared to $5,090,000 for the first nine months of 2000. The increase in the allowance for possible loan losses was largely due to the increase in the size of the loan portfolio and allowance allocations related to Management’s evaluation of current economic conditions.  The allowance for possible loan losses was 1.47% of total loans, net of unearned income, at September 30, 2001, compared to 1.37% at September 30, 2000 and 1.37% at December 31, 2000.

On September 30, 2001, the Company had $5,747,758,000 of consolidated assets of which approximately $272,584,000 or 5% were related to loans outstanding to borrowers domiciled in Mexico.  Of the $272,584,000, 64% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 6% is secured by Mexican real estate; 29% is secured by Mexican real estate related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; .5% is unsecured; and .5% represents accrued interest receivable on the portfolio.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2001 and 2000 have been wholesale borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

Principal sources of liquidity and funding for the Company are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company’s cash flow requirements.  The Company has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion.  Among the activities and commitments the Company funded during the first nine months in 2001 and expects to continue to fund during 2001 is a continuous effort to modernize and improve our existing facilities and expand our bank branch network.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2001, shareholders’ equity was $484,752,000 compared to $355,373,000 at September 30, 2000, an increase 36% and at December 31, 2000, shareholders’ equity was $416,892,000, representing an increase of 16%.  The increase in shareholders’ equity resulted from the retention of earnings and the effects of comprehensive income.  Accumulated other comprehensive income includes unrealized gains and losses on securities held available for sale and changes in the fair value of an investee’s cash flow hedging transactions, net of tax.  Accumulated other comprehensive income is not included in the calculation of regulatory capital requirements.

The Company had a leverage ratio of 7.56% and 6.54%, risk-weighted Tier 1 capital ratio of 14.93% and 13.23% and risk-weighted total capital ratio of 16.14% and 14.29% at September 30, 2001 and December 31, 2000, respectively.  The core deposit intangibles and goodwill of $62,940,000 at September 30, 2001, recorded in connection with financial institution acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2001 is illustrated in the table on page 19.  This information reflects the balances of assets and liabilities whose rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

September 30, 2001 (Dollars in Thousands)	RATE/ MATURITY 3 MONTHS OR LESS	RATE/ MATURITY OVER 3 MONTHS TO 1 YEAR	RATE/ MATURITY OVER 1 YEAR TO 5 YEARS	RATE/ MATURITY OVER 5 YEARS	TOTAL

SECTION A

RATE SENSITIVE ASSETS

FED FUNDS SOLD	$19,800	-	-	-	$19,800
DUE FROM BANK INT EARNING	990	396	99	-	1,485
INVESTMENT SECURITIES	326,859	423,376	1,938,621	151,659	2,840,515
LOANS, NET OF NON-ACCRUALS	1,646,826	183,146	320,863	222,363	2,373,198

TOTAL EARNING ASSETS	$1,994,475	$606,918	$2,259,583	$374,022	$5,234,998

CUMULATIVE EARNING ASSETS	$1,994,475	$2,601,393	$4,860,976	$5,234,998

SECTION B

RATE SENSITIVE LIABILITIES

TIME DEPOSITS	$1,177,005	$962,385	$119,659	$2,129	$2,261,178
OTHER INT BEARING DEPOSITS	952,683	-	-	-	952,683
FED FUNDS PURCHASED & REPOS	105,764	56,161	-	300,000	461,925
OTHER BORROWINGS	918,000	-	108	-	918,108

TOTAL INTEREST BEARING LIABILITIES	$3,153,452	$1,018,546	$119,767	$302,129	$4,593,894

CUMULATIVE SENSITIVE LIABILITIES	$3,153,452	$4,171,998	$4,291,765	$4,593,894

SECTION C

REPRICING GAP	$(1,158,977)	$(411,628)	$2,139,816	$71,893	$641,104
CUMULATIVE REPRICING GAP	$(1,158,977)	$(1,570,605)	$569,211	$641,104
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.63	.60	18.87	1.24	1.14
RATIO OF CUMULATIVE, INTEREST- SENSITIVE ASSETS TO LIABILITIES	.63	.62	1.13	1.14

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

                During the first nine months of 2001, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2000.  See Liquidity and Capital Resources under management discussion and analysis of financial condition and results of operations for additional information.

Item 5.  Other Information

The Company announced that it has agreed with San Antonio based National Bancshares Corporation of Texas (“National Bancshares”) to acquire all of the issued and outstanding shares of common stock of National Bancshares pursuant to a cash tender offer (the “Tender Offer”).  The Boards of both companies have approved the transaction.  The Tender Offer was commenced on August 9, 2001.  The Company, on October 30, 2001, received the requisite approval of the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956 for the consummation of the Tender Offer for National Bancshares.  Assuming successful completion of the Tender Offer, National Bancshares would be merged with a subsidiary of IBC, and all of the remaining National Bancshares shareholders (other than those who perfect their dissenters’ rights under Texas law) would receive the same price paid in the Tender Offer in cash.  The Tender Offer is subject to the expiration of a fifteen (15) day waiting period during which the Department of Justice may challenge the Tender Offer and the merger on antitrust grounds.  The Tender Offer is also subject to the tender of at least two-thirds of the shares of National Bancshares and the approval of the merger by the shareholders of National Bancshares.  The subsequent merger is subject to regulatory approvals.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

                None.

(b)           Reports on Form 8-K

                Registrant filed a current report on Form 8-K on August 27, 2001, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a cash dividend by the Company.

Registrant filed a current report on Form 8-K on October 26, 2001, covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of the Company’s Third Quarter Earnings.

SIGNATURES     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 14, 2001	/s/ Dennis E. Nixon
Dennis E. Nixon President

Date:	November 14, 2001	/s/ Imelda Navarro
Imelda Navarro Treasurer (Chief Accounting Officer))