Form 10-K
period 2001-12-31
INTERNATIONAL BANCSHARES CORP
filed 2002-04-01
CIK 315709

Use these links to rapidly review the document
Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
Commission file number 0-9439

INTERNATIONAL BANCSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation)	74-2157138 (I.R.S. Employer Identification No.)
1200 San Bernardo Avenue Laredo, Texas 78042-1359 (Address of principal executive office and Zip Code)	Area Code (956) 722-7611 (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

        Securities Registered Pursuant to Section 12(g) of the Act:

        Common Stock ($1.00 par value)
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2002 was $776,765,000 based on the closing sales price of the stock on such date.

        As of March 25, 2002, there were 25,903,870 shares of the Registrant's Common Stock outstanding.

        Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2001 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders (in Part III).

        Special Cautionary Notice Regarding Forward Looking Information

        Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although International Bancshares Corporation (the "Company") believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

        Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities: (I) changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations, (II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, (IV) the loss of senior management or operating personnel, (V) increased competition from both within and without the banking industry, (VI) changes in local, national and international economic business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral, (VII) the timing, impact and other uncertainties of the Company's potential future acquisitions including the Company's ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities, (VIII) changes in the Company's ability to pay dividends on its Common Stock, (IX) the effects of the litigation pending with the Internal Revenue Service regarding the Company's lease financing transactions, and (X) changes in economic and business conditions which would adversely affect the value of the Company's investment in the Aircraft Finance Trust ("AFT"). It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Item 1. Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas, four bank subsidiaries providing commercial and retail banking services through over 100 main banking and branch facilities located in 40 communities in South and Southeast Texas. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2001 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

        The bank subsidiaries are in the business of gathering funds from various sources and investing these funds in order to earn a return. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments principally are made in loans to various individuals and entities as well as in debt securities of the U.S. Government and various other entities whose payments are guaranteed by the U.S. Government. Historically, the bank subsidiaries have primarily focused on providing commercial banking services to small and medium sized businesses located in its trade area and international banking services. In recent years, the bank subsidiaries have also emphasized consumer and retail banking, including mortgage lending, as well as branches situated in retail locations and shopping malls.

        The Company's philosophy focuses on customer service as represented by its motto, "We Do More." The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks branches are located to local advisory boards (the "local boards"). The local boards direct the operations of the branches, with the supervision of the lead Bank's board of directors, and assist in introducing prospective customers to the Banks as well as developing or modifying products and services to meet customer needs. The Banks function largely on a decentralized basis and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located. In contrast to many of its principal competitors, the credit decisions of the Banks are made locally and promptly. The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions.

        Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) for the year ended December 31, 2001 was 50% and has been under 53% for each of the last five years, which the Company believes is well below national peer group ratios. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses. During 2001, net loans increased 18% over the corresponding 2000 period.

        On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 83% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly- owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company formed three banks and acquired $2,482,094,000 in assets and assumed $2,296,435,000 of deposits in numerous acquisition transactions, which totals are as of the acquisition date and do not take into account any runoff or other subsequent events. In addition to the acquisitions, IBC has also focused on deposit growth from its traditional banking activities.

        During the last several years, the Company has been an acquirer of financial institutions and banking assets in its trade area. The community focus of the subsidiary banks and the involvement of the local boards have resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. The Company's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

        Effective February 19, 1999, IBC purchased certain assets and assumed certain liabilities of the Laredo branch of Pacific Southwest Bank, Corpus Christi, Texas. IBC purchased loans of approximately $4,503,000 and assumed deposits of approximately $27,873,000 and received cash and other assets in the amount of approximately $23,432,000. The acquisition was accounted for as a purchase transaction. IBC recorded goodwill totaling $2,525,000.

        During 2000, IBC established an insurance agency subsidiary and acquired the assets of two insurance agencies in Texas. The acquisitions were accounted for as a purchase transaction. In connection with the acquisitions, IBC recorded goodwill totaling $3,003,000.

        Effective October 2, 2000, the Company purchased a controlling interest in the GulfStar Group, a Houston-based investment banking firm serving middle-market corporations primarily in Texas. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, the Company recorded goodwill totaling $13,199,000.

        Effective February 16, 2001, IBC acquired the assets of First Equity Corporation, an Austin, Texas based mortgage company. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $4,864,000.

        Effective April 1, 2001, IBC through its insurance subsidiary, acquired the assets of Grove Agency Insurance, Inc., of Corpus Christi, Texas. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, IBC recorded goodwill totaling $1,575,000.

        Effective December 31, 2001, the Company completed its acquisition of National Bancshares Corporation of Texas. The acquisition was effected through a tender offer by the Company's subsidiary, NBC Acquisitions Corp. ("NBC Acquisitions"), for all the outstanding shares of National Bancshares Corporation of Texas ("NBC"), followed by the merger of NBC Acquisitions with and into NBC. Additionally, on December 31, 2001, NBC's subsidiary commercial bank, NBC Bank, N.A. ("NBC Bank"), was merged with and into the Company's lead bank, IBC, and the three former NBC Bank branches located in Laredo, Texas were transferred to another subsidiary bank, Commerce Bank, Laredo, Texas. The acquisition of NBC was accounted for as a purchase transaction. In connection with the acquisition, the Company recorded goodwill and other intangibles totaling $35,126,000.

        In addition to IBC, the Company has three other bank subsidiaries. The three additional banks are (i) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas ("Commerce Bank"); (ii) International Bank of Commerce, Brownsville, a Texas state banking association which commenced operations in 1984, located in Brownsville, Texas ("IBC-Brownsville"); and (iii) International Bank of Commerce, Zapata, a Texas state banking association which commenced operations in 1984, located in Zapata, Texas ("IBC-Zapata").

        The Company also has eight direct non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company, (v) International Bancshares Capital Trust I, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, (vi) International Bancshares Capital Trust II, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, (vii) International Bancshares Capital Trust III, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, and (viii) International Bancshares Capital Trust IV, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities. The Company also owns a controlling interest in Gulfstar Group I, Ltd. and related entities, which are involved in investment banking and merchant banking activities.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law, which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network over 220 automated teller machines, and through their over 100 branches situated in retail locations and shopping malls. Most recently, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC BANK," "IBC OVERDRAFT COURTESY," "BIZ RITE CHECKING," and "IT'S A BRIGHTER CHRISTMAS" as well as the design mark depicting the United States and Mexico and the design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and the design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as the design mark depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2001 the Company and its subsidiaries employed approximately 1,671 persons full-time and 266 persons part-time.

Competition

        The Company is the largest minority-owned bank holding company in the United States, with more than a majority of its common stock being held by Hispanic shareholders. The Company is the second largest independent Texas bank holding company. The primary market area of the Company is South and Southeast Texas, an area bordered on the east by the Houston area, to the northwest by San Antonio, to the southwest by Eagle Pass and to the southeast by Brownsville. The Company has increased its market share in its primary market area over the last seven years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors.

        The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 40%, 42% and 41% of the Company's bank subsidiaries' total deposits as of December 31, 2001, 2000 and 1999, respectively.

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

Supervision and Regulation

        GENERAL—THE COMPANY.    In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

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

        INTERNATIONAL MONEY LAUNDERING ABATEMENT AND ANTI-TERRORISM FINANCING ACT OF 2001 ("IMLAFA").    On October 26, 2001, the President signed into law a comprehensive anti-terrorism legislation entitled Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the

"Act"). Title III of the Act constitutes the IMLAFA. IMLAFA substantially expands and changes the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. Among its provisions, the Act requires each financial institution to: (i) establish and maintain an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Also, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. An interim final rule and a proposed rule interpreting the Act were issued during the first quarter of 2002. The interim rule includes a notice provision requiring financial institutions that wish to share information to file a yearly certification with the Financial Crimes Enforcement Network that information will be shared and protected from inappropriate disclosure ("FinCEN"). The proposed rule builds on FinCEN's existing communication resources by establishing a link between federal law enforcement and financial institutions that would be used to share information about accounts or transactions that may involve money laundering or terrorist activities. The Company is unable to predict the impact of such laws and rules on its financial condition or results of operations at this time.

  FINANCIAL MODERNIZATION

        On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 ("GLBA") was enacted. This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. Additionally, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal, non-public customer information with third parties.

        Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. During the second quarter of 2001, the insurance agency subsidiary acquired another insurance agency. As a result of GLBA, the Texas Department of Insurance issued Commissioner's Bulletin No. B-0005-00 indicating that bank insurance agency activities could be conducted without geographic limitations. Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Securities Exchange Act of 1934. A financial holding company that has a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2001, the Company has made two merchant banking investments.

        Additionally under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to non-affiliated third parties. These privacy provisions will affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the long term impact of the privacy provisions on the Company's financial conditions or results of operations.

        In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments. The investments that may be made under this new authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies, and are referred to as "merchant banking investments" in "portfolio companies." Before making a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years. Under the regulation, a financial holding company may not, without Federal Reserve Board approval, have aggregate merchant banking investments exceeding 30 percent of the Tier 1 capital of the financial holding company.

        The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC") have adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The final rules will be effective April 1, 2002. The final rule applies a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases.

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

        AUDIT REPORTS.    Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and examination related correspondence. In addition, financial statements prepared in accordance with accounting principles generally accepted in the United States of America, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to federal and state regulators. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. During 1999, the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers adopted new rules, which became effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that the audit committee review and assess the adequacy of its charter on an annual basis, that independent auditors review public companies' interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees.

        GENERAL—BANK SUBSIDIARIES.    All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas DOB and the FDIC. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each member bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. The assessments increase incrementally based on the rating of the member bank.

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

        CAPITAL ADEQUACY.    The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2001, the Company's ratio of total capital-to-risk-weighted assets was 15.06%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The deductible core deposit intangibles and goodwill of $96,748,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2001 was 6.67%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2001. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 2001, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

        In 1995, in accordance with FDICIA, the FDIC modified its risk-based capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank's capital adequacy. In 1996 the bank regulatory agencies introduced risk-based examination procedures. Effective January 1, 1997, the federal banking agencies jointly adopted regulations that amend the risk-based capital standards to incorporate measures for market risk. Applicable banking institutions will be required to adjust their risk-based capital ratio to reflect market risk. On December 19, 1996, the Federal Financial Institutions Examination Council (the "FFIEC") revised the Uniform Financial Institutions Rating System commonly referred to as the CAMEL rating system. A sixth component addressing sensitivity to market risk was added. Sensitivity to market risk reflects the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or economic capital.

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

        CRA.    Under the Community Reinvestment Act ("CRA"), the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. Each bank subsidiary received a "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

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

        DIVIDENDS.    The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. Dividends may not be paid from "certified surplus," which is designated by the Board of Directors of Texas banking associations from undivided profits in connection with the establishment of the bank's lending limit. Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. At December 31, 2001 there was an aggregate of approximately $81,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC Zapata and IBC

Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $81,000,000 and continue to be classified as "well capitalized". Note 18 of notes to Consolidated Financial Statements of the Company located on page 42 of the 2001 Annual Report are incorporated herein by reference.

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

        The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 2001, 2000 and 1999 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

	Years ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Rate/Cost	Average Balance	Interest	Average Rate/Cost	Average Balance	Interest	Average Rate/Cost
Assets
Interest earning assets:
Loans, net of unearned discounts:
Domestic	$2,111,103	$177,647	8.41%	$1,856,462	$189,696	10.22%	$1,540,536	$144,788	9.40%
Foreign	247,784	22,389	9.04	247,130	22,826	9.24	191,105	15,317	8.01
Investment securities:
Taxable	2,921,397	187,632	6.42	2,932,778	202,579	6.91	2,762,895	175,042	6.34
Tax-exempt	97,808	4,861	4.97	91,236	5,119	5.61	87,744	4,432	5.05
Time deposits with banks	2,097	162	7.73	2,135	157	7.35	1,640	104	6.34
Federal funds sold	60,123	1,142	1.90	15,180	929	6.12	14,148	710	5.02
Other	3,650	586	8.52	2,568	321	12.50	2,744	343	12.50

Total interest-earning assets	$5,443,962	$394,419	7.25	$5,147,489	$421,627	8.19	$4,600,812	$340,736	7.59
Non-interest earning assets:
Cash and due from banks	$125,907			$110,843			$110,704
Bank premises and equipment, net	166,390			148,579			142,098
Other assets	277,179			276,178			219,041
Less allowance for possible loan losses	(34,233)			(29,201)			(26,797)

Total	$5,979,205			$5,653,888			$5,045,858

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Savings and interest bearing demand deposits	$988,132	$23,585	2.39%	$907,402	$27,945	3.08%	$937,322	$27,182	2.90%
Time deposits:
Domestic	986,379	47,011	4.77	966,670	53,115	5.49	929,627	46,948	5.05
Foreign	1,314,481	59,743	4.54	1,228,445	67,628	5.51	1,134,484	50,678	4.47
Securities sold under repurchase agreements and federal funds purchased	478,875	23,100	4.82	149,802	8,160	5.45	105,039	6,047	5.76
Other borrowings and Long term debt	1,097,315	47,369	4.32	1,467,692	94,908	6.47	1,064,307	54,340	5.11
Other	—	—	—	—	—	—	—	10	—

Total interest bearing liabilities	$4,865,182	$200,808	4.13	$4,720,011	$251,756	5.33	$4,170,779	$185,205	4.44
Non-interest bearing liabilities:
Demand deposits	578,026			532,434			462,510
Other liabilities	67,139			42,093			42,016
Shareholders' equity	468,858			359,350			370,553

Total	$5,979,205			$5,653,888			$5,045,858

Net interest income		$193,611			$169,871			$155,531

Net yield on interest earning assets			3.56%			3.30%			3.36%

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

INTEREST RATES AND INTEREST DIFFERENTIAL

        The following table analyzes the changes in net interest income during 2001 and 2000 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

	2001 compared to 2000			2000 compared to 1999
	Net increase (decrease) due to			Net increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Interest earned on:
Loans, net of unearned discounts:
Domestic	$24,073	$(36,122)	$(12,049)	$31,506	$13,402	$44,908
Foreign	60	(497)	(437)	4,928	2,581	7,509
Investment securities:
Taxable	(776)	(14,171)	(14,947)	11,184	16,353	27,537
Tax-exempt	352	(610)	(258)	181	506	687
Time deposits with banks	(3)	8	5	35	18	53
Federal funds sold	1,212	(999)	213	55	164	219
Other	267	(2)	265	(22)	—	(22)

Total interest income	$25,185	$(52,393)	$(27,208)	$47,867	$33,024	$80,891

Interest incurred on:
Savings and interest bearing demand deposits	$2,320	$(6,680)	(4,360)	$(887)	$1,650	763
Time deposits:
Domestic	1,052	(7,156)	(6,104)	1,935	4,232	6,167
Foreign	4,539	(12,424)	(7,885)	4,450	12,500	16,950
Securities sold under repurchase agreements and federal funds purchased	15,986	(1,046)	14,940	2,454	(341)	2,113
Other borrowings	(20,519)	(27,020)	(47,539)	23,823	16,735	40,558
Other	—	—	—	—	—	—

Total interest expense	$3,378	$(54,326)	$(50,948)	$31,775	$34,776	$66,551

Net interest income	$21,807	$1,933	$23,740	$16,092	$(1,752)	$14,340

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST RATE SENSITIVITY

        The net interest rate sensitivity as of December 31, 2001 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

December 31, 2001 (Dollars in Thousands)	RATE/MATURITY 3 MONTHS OR LESS	RATE/MATURITY OVER 3 MONTHS TO 1 YEAR	RATE/MATURITY OVER 1 YEAR TO 5 YEARS	RATE/MATURITY OVER 5 YEARS	TOTAL
SECTION A
RATE SENSITIVE ASSETS
FEDERAL FUNDS SOLD	$108,100	—	—	—	$108,100
DUE FROM BANK INTEREST EARNING	1,054	199	—	—	1,253
INVESTMENT SECURITIES	414,215	453,387	1,939,329	182,321	2,989,252
LOANS, NET OF NON-ACCRUALS	1,658,027	218,319	452,863	316,747	2,645,956

TOTAL EARNING ASSETS	$2,181,396	$671,905	$2,392,192	$499,068	$5,744,561

CUMULATIVE EARNING ASSETS	$2,181,396	$2,853,301	$5,245,493	$5,744,561

SECTION B
RATE SENSITIVE LIABILITIES
TIME DEPOSITS	$1,229,153	$1,062,687	$131,552	$981	$2,424,373
OTHER INTEREST BEARING DEPOSITS	1,213,243	—	—	—	1,213,243
FED FUNDS PURCHASED AND REPOS	335,113	79,562	—	300,000	714,675
OTHER BORROWINGS AND LONG TERM DEBT	708,000	58,000	1,206	10,090	777,296

TOTAL INTEREST BEARING LIABILITIES	$3,485,509	$1,200,249	$132,758	$311,071	$5,129,587

CUMULATIVE SENSITIVE LIABILITIES	$3,485,509	$4,685,758	$4,818,516	$5,129,587

SECTION C
REPRICING GAP	$(1,304,113)	$(528,344)	$2,259,434	$187,997	$614,974
CUMULATIVE REPRICING GAP	(1,304,113)	(1,832,457)	426,977	614,974	614,974
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.63	.56	18.02	1.60	1.12
RATIO OF CUMULATIVE, INTEREST-SENSITIVE ASSETS TO LIABILITIES	.63	.61	1.09	1.12

INVESTMENT SECURITIES

        The following table sets forth the carrying value of investment securities as of December 31, 2001, 2000 and 1999:

	Years ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
U.S. Treasury and Government Securities
Available for sale	$148,141	$244,811	$260,980
Mortgage-backed securities
Available for sale	2,655,417	2,583,323	2,491,963
Obligations of states and political subdivisions
Held to maturity	—	60	321
Available for sale	89,486	96,791	90,416
Equity securities
Available for sale	66,656	85,978	75,798
Other securities
Held to maturity	2,085	2,160	2,085
Available for sale	27,467	85,723	74,154

Total	$2,989,252	$3,098,846	$2,995,717

        The following tables set forth the contractual maturities of investment securities at December 31, 2001 and the average yields of such securities, except for the totals, which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for Sale Maturing
	Within one year		After one but within five years		After five but within ten years		After ten years
	Adjusted		Adjusted		Adjusted		Adjusted
	cost	Yield	cost	Yield	cost	Yield	cost	Yield
	(Dollars in Thousands)
U.S. Treasury and obligations of other U.S. Govern-agencies	$87,092	1.76%	$1,541	5.60%	$—	—%	$63,013	6.08%
Mortgage-backed securities	3,934	7.32	104,019	6.97	283,166	6.24	2,222,117	6.20
Obligations of states and political subdivisions	70	6.19	461	7.44	—	—	96,577	4.69
Other securities	—	—	—	—	—	—	22,969	9.33
Equity securities	66,629	3.41%	—	—	—	—	—	—

Total	$157,725	2.60%	$106,021	6.95%	$283,166	6.24%	$2,404,676	6.17%

	Held to Maturity Maturing
	Within one year		After one but within five years		After five but within ten years		After ten years
	Adjusted		Adjusted		Adjusted		Adjusted
	cost	Yield	cost	Yield	cost	Yield	cost	Yield
	(Dollars in Thousands)
Other securities	$75	7.83%	$1,710	5.83%	$300	6.13%	$—	—%

Total	$75	7.83%	$1,710	5.83%	$300	6.13%	$—	—%

        Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae").

LOAN PORTFOLIO

        The amounts of loans outstanding, by classification, at December 31, 2001, 2000, 1999, 1998 and 1997 are shown in the following table:

	Years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,488,196	$1,286,576	$1,115,511	$896,060	$800,964
Real estate—mortgage	441,296	287,319	278,819	215,689	188,122
Real estate—construction	271,026	232,589	129,813	94,374	59,239
Consumer	180,652	165,875	171,104	250,917	272,478
Foreign	273,038	278,119	216,632	166,324	130,401

Total loans	2,654,208	2,250,478	1,911,879	1,623,364	1,451,204
Unearned discount	(5,676)	(7,199)	(8,355)	(8,025)	(6,508)

Loans, net of unearned discount	$2,648,532	$2,243,279	$1,903,524	$1,615,339	$1,444,696

        The following table shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Maturing
	Within one year	After one but within five years	After five years	Total
	(Dollars in Thousands)
Commercial, financial and agricultural	$463,781	$859,797	$164,618	$1,488,196
Real estate—construction	191,224	72,361	7,441	271,026
Foreign	154,921	110,615	7,502	273,038

Total	$809,926	$1,042,773	$179,561	$2,032,260

	Interest sensitivity
	Fixed rate	Variable rate
	(Dollars in Thousands)
Due after one but within five years	$303,576	$739,198
Due after five years	80,399	99,161

Total	$383,975	$838,359

        The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

	Years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$8,170	$6,191	$7,234	$4,868	$5,014
Loans contractually past due ninety days or more as to interest or principal payments	2,937	7,064	13,758	8,543	9,700
Loans accounted for as "troubled debt restructuring"	103	491	543	592	363

        The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

	Years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$82	$82	$428	$670	$728
Loans contractually past due ninety days or more as to interest or principal payments	66	258	490	242	2,096

        The gross income that would have been recorded during 2001 on non-accrual and restructured loans in accordance with their original contract terms was $686,000 on domestic loans and $9,000 on foreign loans. The amount of interest income on such loans that was recognized in 2001 was $98,000 on domestic loans and none for foreign loans.

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

        The following table presents certain information about cross-border outstanding loans, acceptances, and accrued interest thereon, related to Mexico:

	Years ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Loans:
Commercial, financial and agricultural	$228,610	$242,450	$184,129
Real estate—mortgage	9,461	8,674	9,388
Consumer	34,967	26,995	23,115

	273,038	278,119	216,632
Less allowance for possible loan losses	(1,502)	(1,831)	(1,322)

Net loans	$271,536	$276,288	$215,310

Accrued interest receivable	$1,282	$2,630	$1,725

SUMMARY OF LOAN LOSS EXPERIENCE

        The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

	At Years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Loans, net of unearned discounts, outstanding at December 31,	$2,648,532	$2,243,279	$1,903,524	$1,615,339	$1,444,696

Average loans outstanding during the year (Note 1)	$2,358,886	$2,103,593	$1,731,640	$1,493,664	$1,281,489

Balance of allowance at January 1,	$30,812	$26,770	$25,551	$24,516	$21,036
Provision charged to expense	8,631	6,824	6,379	8,571	7,740

Loans charged-off:
Domestic:
Commercial, financial and agricultural	(2,023)	(1,161)	(1,634)	(2,180)	(1,503)
Real estate-mortgage	(335)	(176)	(227)	(157)	(279)
Consumer	(1,895)	(2,323)	(4,688)	(6,483)	(4,552)
Foreign	(16)	(22)	—	(65)	(2)

Total loans charged-off	(4,269)	(3,682)	(6,549)	(8,885)	(6,336)

Recoveries credited to allowance:
Domestic:
Commercial, financial and agricultural	435	502	735	795	270
Real estate mortgage	21	69	89	18	382
Consumer	471	327	564	531	250
Foreign	9	2	1	5	95

Total recoveries	936	900	1,389	1,349	997

Net loans charged-off:	(3,333)	(2,782)	(5,160)	(7,536)	(5,339)

Allowance acquired in purchase transactions	3,955	—	—	—	1,079

Balance of allowance at December 31,	$40,065	$30,812	$26,770	$25,551	$24,516

Ratio of net loans charged-off during the year to average loans outstanding during the year (Note 1)	.14%	.13%	.30%	.50%	.42%

Ratio of allowance to loans, net of unearned discounts, outstanding at December 31,	1.50%	1.37%	1.41%	1.58%	1.70%

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

        Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.51% and 1.37% of total loans of bank subsidiaries, net of unearned income, for December 31, 2001 and 2000, respectively.

        The amount charged against 2001 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover probable loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions.

        The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the probable losses incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

	At December 31,
	2001		2000		1999		1998		1997
	Allowance	Percent of loans	Allowance	Percent of loans	Allowance	Percent of loans	Allowance	Percent of loans	Allowance	Percent of loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$24,101	56.1%	$18,904	57.2%	$16,745	58.4%	$15,022	55.2%	$14,149	55.2%
Real estate mortgage	7,147	16.6	4,222	12.8	4,185	14.6	3,616	13.3	3,323	12.9
Real estate construction	4,389	10.2	3,418	10.3	1,949	6.8	1,582	5.8	1,047	4.1
Consumer	2,926	6.8	2,437	7.4	2,569	8.9	4,207	15.5	4,813	18.8
Foreign	1,502	10.3	1,831	12.3	1,322	11.3	1,124	10.2	1,184	9.0

	$40,065	100.0%	$30,812	100.0%	$26,770	100.0%	$25,551	100.0%	$24,516	100.0%

DEPOSITS

        The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

	For the Years ended December 31,
	2001	2000
	(Dollars in Thousands)
Deposits:
Demand—non-interest bearing
Domestic	$549,584	$463,964
Foreign	66,550	68,470

Total demand non-interest bearing	616,134	532,434

Savings and interest bearing demand
Domestic	562,725	683,636
Foreign	186,787	223,766

Total savings and interest bearing demand	749,512	907,402

Time certificates of deposit $100,000 or more:
Domestic	478,065	506,929
Foreign	941,874	919,050
Less than $100,000:
Domestic	477,754	459,741
Foreign	331,946	309,395

Total time, certificates of deposit	2,229,639	2,195,115

Total deposits	$3,595,285	$3,634,951

	For the Years ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Interest Expense:
Savings and interest bearing demand
Domestic	$18,636	$21,756	$21,678
Foreign	4,949	6,189	5,504

Total savings and interest bearing demand	$23,585	$27,945	$27,182

Time, certificates of deposit $100,000 or more
Domestic	$25,609	$28,359	$22,790
Foreign	46,447	51,675	38,497
Less than $100,000
Domestic	21,402	24,756	24,158
Foreign	13,296	15,953	12,181

Total time, certificates of deposit	$106,754	$120,743	$97,626

Total interest expense on deposits	$130,339	$148,688	$124,808

        Maturities of time certificates of deposit outstanding at December 31, 2001 are summarized as follows:

	December 31, 2001
	$100,000 or more	Less than $100,000
	(Dollars in Thousands)
3 months or less	$802,679	$426,473
Over 3 but through 12 months	678,560	384,127
Over 12 months	62,716	69,817

Total	$1,543,955	$880,417

RETURN ON EQUITY AND ASSETS

        Certain key ratios for the Company for the years ended December 31, 2001, 2000 and 1999 follows (Note 1):

	Years ended December 31,
	2001	2000	1999
Percentage of net income to:
Average shareholders' equity	17.78%	20.92%	17.88%
Average total assets	1.39	1.33	1.31
Percentage of average shareholders' equity to average total assets	7.84	6.36	7.34
Percentage of cash dividends per share to net income per share	28.32	31.23	28.63

(Note 1)    The average balances for purposes of the above table are calculated on the basis of month-end balances.

FOREIGN ACTIVITIES

        Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 36 of the 2001 Annual Report to Shareholders which is incorporated herein by reference.

Item 2. Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The bank subsidiaries of IBC have over 100 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceed such limitation.

Item 3. Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial condition or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 15 of the notes to consolidated financial statements located on page 41 of the 2001 Annual Report to Shareholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Since the 2001 Annual Meeting of Shareholders of the Company held on May 17, 2001, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2002 Annual Meeting of shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	59	Chairman of the Board and President of the Company, Chief Executive Officer of IBC	1979
R. David Guerra	49	Vice President of the Company and President of IBC McAllen Branch	1986
Imelda Navarro	44	Treasurer of the Company and Senior Executive Vice President of IBC	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company or IBC during the past five years.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The information set forth under the caption "Common Stock and Dividends" located on page 15 of Registrant's 2001 Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2001 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 15 of Registrant's 2001 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 7 through 11 of the Registrant's 2001 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 17 through 50 of Registrant's 2001 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on page 51 of Registrant's 2001 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders entitled "Election of Directors" and (ii) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11. Executive Compensation

        There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders entitled "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders entitled "Principal Shareholders" and "Security Ownership of Management."

Item 13. Certain Relationships and Related Transactions

        There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Shareholders entitled "Interest of Management in Certain Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2001 Annual Report to Shareholders filed as an exhibit hereto and they include:

  Independent Auditors' Report

  Consolidated:

    Statements of Condition as of December 31, 2001 and 2000

    Statements of Income for the years ended December 31, 2001, 2000 and 1999

    Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

    Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

    Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

2.
All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.
The following exhibits are filed as a part of this Report:

  (3)(a)*—Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.

  (3)(b)*—By-Laws of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 0-9439.

  (3)(c)*—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.

  (3)(d)—Agreement and Plan of Merger dated December 28, 2001, by and between National Bancshares Corporation of Texas and International Bancshares Corporation

  (3)(e)—Articles of Merger dated December 31, 2001 relating to the merger of National Bancshares Corporation of Texas with and into International Bancshares Corporation, as filed with the Secretary of State of the State of Texas

  (10)*—Sublease between Commerce Bank and Americity Federal Savings Bank incorporated herein as an exhibit by reference to the Annual Report, Exhibit 11(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 23, 1982, SEC File No. 0-9439.

  (10a)*—Purchase and Assumption Agreement dated June 29, 1990 by and between the Resolution Trust Corporation, receiver of Valley Federal Savings Association and New Valley Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(a) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

  (10b)*—Purchase and Assumption Agreement for Oakar transaction dated June 29, 1990 between New Valley Federal Savings Association, International Bancshares Corporation and International

  Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(b) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1991, SEC File No. 0-9439.

  (10c)*—Purchase and Assumption Agreement dated June 21, 1991 by and between the Resolution Trust Corporation, receiver of Travis Federal Savings and Loan Association and New Travis Federal Savings Association incorporated herein as an exhibit by reference to the Annual Report, Exhibit 108 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

  (10d)*—Oakar Agreement dated June 21, 1991 between New Travis Federal Savings Association and International Bank of Commerce incorporated herein as an exhibit by reference to the Annual Report, Exhibit 10(d) therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 10-K with the Securities and Exchange Commission on March 30, 1992, SEC File No. 0-9439.

  (10e)*+—The 1987 International Bancshares Corporation Key Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option Plan) incorporated herein as an exhibit by reference to Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-15655.

  (10f)*—Merger Agreement by and between International Bank of Commerce, Michigan National Corporation and First State Bank and Trust Company, dated May 5, 1994 incorporated herein by reference to Exhibit 10(f) of the Form 10Q filed with the Securities and Exchange Commission on August 15, 1994, SEC File No. 0-9439.

  (10g)*—Merger Agreement by and between International Bank of Commerce, and The Bank of Corpus Christi, dated August 19, 1994 incorporated herein by reference to Exhibit 10(g) of Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994, SEC File No. 0-9439.

  (10h)*—Merger Agreement by and between International Bank of Commerce, and Stone Oak National Bank, dated February 28, 1995, incorporated by reference to Exhibit 10(h) of the Registrant's Quarterly Report on Form 10Q for the period ended March 31, 1995, filed with the Securities and Exchange Commission on May 15, 1995, SEC File No. 0-9439.

  (10i)*—Agreement and Plan of Merger dated as of June 7, 1995, by and between International Bancshares Corporation, a Delaware corporation, and International Bancshares Corporation, a Texas corporation, incorporated herein by reference to Exhibit 2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 1995, SEC File No. 0-9439.

  (10j)*—Purchase and Assumption Agreement dated as of February 27, 1996, by and between International Bank of Commerce, River Valley Bank, F.S.B. and Western Capital Holdings, Inc. incorporated herein, by reference to Exhibit 10(j) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, SEC File No. 09439.

  (10k)*—Purchase of Asset and Liability Agreement dated as of July 30, 1996, by and between International Bank of Commerce and Home Savings of America F.S.B. incorporated herein by reference to Exhibit 10(k) of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996.

  (10l)*+—The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 33-15655.

  (10m)*+—Executive Incentive Compensation Plan of the Registrant incorporated herein by reference to exhibit "A" of the Registrant's Proxy Statement filed with the Securities Exchange Commission on April 15, 1997, SEC File No. 09439.

  (10n)*—Agreement and Plan of Merger by and among International Bancshares Corporation, University Bancshares, Inc., Joe L. Allbritton and Robert L. Allbritton, dated as of August 15, 1997.

  (10o)—Agreement and Plan of Merger dated as of July 30, 2001, among International Bancshares Corporation, NBC Acquisitions Corp. and National Bancshares Corporation of Texas (incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by International Bancshares Corporation and NBC Acquisitions Corp. with the Securities Exchange Commission on August 9, 2001, SEC File No. 005-34020.

  (10p)—First Amendment to Agreement and Plan of Merger dated November 27, 2001, among International Bancshares Corporation, NBC Acquisitions Corp. and National Bancshares Corporation of Texas.

  (13)**—International Bancshares Corporation 2001 Annual Report

  (21)—List of Subsidiaries of International Bancshares Corporation as of March 29, 2002

  (23)—Independent Auditors' Consent

  * Previously filed

  ** Deemed filed only with respect to those portions thereof incorporated herein by reference

  + Executive Compensation Plans and Arrangements

(b)
Reports on Form 8-K

Registrant filed a current report on Form 8-K on October 26, 2001, covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement of Registrant's third quarter 2001 earnings.

Registrant filed a current report on Form 8-K on January 4, 2002, covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement that Registrant had completed the acquisition of National Bancshares Corporation of Texas.

Registrant filed a current report on Form 8-K on January 30, 2002, covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement that Registrant had expanded its stock repurchase program.

Registrant filed a current report on Form 8-K on February 25, 2002, covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement of Registrant's annual 2001 earnings.

Registrant filed a current report on Form 8-K on February 28, 2002, covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement that Registrant had declared a forty cent per share cash dividend to holders of its common stock.

Registrant filed a current report on Form 8-K on March 15, 2002, covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement by Albertson's, Inc. to exit the South Texas markets of San Antonio, Houston and the Rio Grande Valley.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)
By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	March 29, 2002
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer)	March 29, 2002
/s/ LEONARDO SALINAS Leonardo Salinas	Director	March 29, 2002
/s/ LESTER AVIGAEL Lester Avigael	Director	March 29, 2002
/s/ IRVING GREENBLUM Irving Greenblum	Director	March 29, 2002
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	March 29, 2002
/s/ R. DAVID GUERRA R. David Guerra	Director	March 29, 2002
/s/ RICHARD E. HAYNES Richard E. Haynes	Director	March 29, 2002
/s/ SIOMA NEIMAN Sioma Neiman	Director	March 29, 2002
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	March 29, 2002
/s/ DANIEL B. HASTINGS, JR. Daniel B. Hastings, Jr.	Director	March 29, 2002

Exhibit Index

Exhibit (3)(d)	—	Agreement and Plan of Merger dated December 28, 2001, by and between National Bancshares Corporation of Texas and International Bancshares Corporation
Exhibit (3)(e)	—	Articles of Merger relating to the merger of National Bancshares Corporation of Texas with and into International Bancshares Corporation, as filed with the Secretary of State of the State of Texas
Exhibit (10)(p)	—	First Amendment to Agreement and Plan of Merger dated November 27, 2001, among International Bancshares Corporation, NBC Acquisition Corp. and National Bancshares corporation of Texas.
Exhibit 13	—	International Bancshares Corporation 2001 Annual Report, Exhibit 13, page 1
Exhibit 21	—	List of Subsidiaries of International Bancshares Corporation as of March 29, 2002
Exhibit 23	—	Independent Auditors' Consent