Form 10-Q
period 2002-03-31
INTERNATIONAL BANCSHARES CORP
filed 2002-05-15
CIK 315709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(Zip Code)

(956) 722-7611
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	25,741,680 shares outstanding at May 10, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2002	December 31, 2001
Assets
Cash and due from banks	$121,149	$177,122

Federal funds sold	53,998	108,100

Total cash and cash equivalents	175,147	285,222

Time deposits with banks	579	1,253

Investment securities:
Held to maturity (Market value of $2,060 on March 31, 2002 and $2,085 on December 31, 2001)	2,060	2,085
Available for sale (Amortized cost of $2,810,370 on March 31, 2002 and $2,987,141 on December 31, 2001)	2,810,395	2,925,121

Total investment securities	2,812,455	2,927,206

Loans:
Commercial, financial and agricultural	1,526,291	1,488,196
Real estate — mortgage	460,497	441,296
Real estate — construction	228,435	271,026
Consumer	176,382	180,652
Foreign	253,504	273,038

Total loans	2,645,109	2,654,208

Less unearned discounts	(5,112)	(5,676)

Loans, net of unearned discounts	2,639,997	2,648,532

Less allowance for possible loan losses	(41,270)	(40,065)

Net loans	2,598,727	2,608,467

Bank premises and equipment, net	188,963	190,051
Accrued interest receivable	33,239	33,850
Other investments	191,467	197,275
Goodwill	69,283	69,638
Identified intangibles	21,667	21,979
Other assets	49,806	46,460

Total assets	$6,141,333	$6,381,401

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued

(Dollars in Thousands)

	March 31, 2002	December 31, 2001

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand — non-interest bearing	$714,908	$695,218
Savings and interest bearing demand	1,246,314	1,213,243
Time	2,373,198	2,424,373

Total deposits	4,334,420	4,332,834

Federal funds purchased and securities sold under repurchase agreements	464,527	714,675
Other borrowed funds	779,258	777,296
Other liabilities	72,405	59,568

Total liabilities	5,650,610	5,884,373

Shareholders’ equity:

Common stock of $1.00 par value. Authorized 40,000,000 shares; issued 33,291,269 shares in 2002 and 33,214,263 shares in 2001	33,291	33,214
Surplus	28,709	27,564
Retained earnings	502,348	490,328
Accumulated other comprehensive income	14,795	18,221

	579,143	569,327
Less cost of shares in treasury, 7,374,262 shares in 2002 and 6,991,148 shares in 2001	(88,420)	(72,299)

Total shareholders’ equity	490,723	497,028

Total liabilities and shareholders’ equity	$6,141,333	$6,381,401

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Interest income:
Loans, including fees	$46,464	$55,065
Time deposits with banks	19	48
Federal funds sold	219	238
Investment securities:
Taxable	39,082	51,168
Tax-exempt	1,209	1,292
Other interest income	—	363

Total interest income	86,993	108,174

Interest expense:
Savings deposits	3,620	7,211
Time deposits	16,901	32,056
Federal funds purchased and securities sold under repurchase agreements	5,148	5,817
Other borrowings	4,628	17,950

Total interest expense	30,297	63,034

Net interest income	56,696	45,140

Provision for possible loan losses	2,074	2,127

Net interest income after provision for possible loan losses	54,622	43,013

Non-interest income:
Service charges on deposit accounts	11,632	9,821
Other service charges, commissions and fees
Banking	3,215	2,485
Non-banking	1,217	573
Investment securities transactions, net	102	(462)
Other investments, net	(3,570)	3,339
Other income	2,617	4,396

Total non-interest income	15,213	20,152

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - continued

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Non-interest expense:
Employee compensation and benefits	$16,462	$13,516
Occupancy	2,820	2,580
Depreciation of bank premises and equipment	3,820	3,314
Professional fees	1,222	1,080
Stationery and supplies	917	849
Amortization of intangible assets	312	1,268
Advertising	1,437	1,277
Other	8,496	6,942

Total non-interest expense	35,486	30,826

Income before provision for income taxes	34,349	32,339

Provision for income taxes	11,962	10,734

Net Income	$22,387	$21,605

Basic earnings per common share:

Net Income	$.86	$.81

Weighted average number of shares outstanding	26,021,896	26,642,437

Diluted earnings per common share:

Net Income	$.84	$.81

Weighted average number of shares outstanding	26,667,679	26,781,080

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2002	2001

Net Income	$22,387	$21,605

Other comprehensive income, net of tax:

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	(4,081)	37,980

Change in fair value of equity method investee’s derivatives	655	—

Comprehensive income	$18,961	$59,585

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities:

Net Income	$22,387	$21,605

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,074	2,127
Depreciation of bank premises and equipment	3,820	3,314
Gain on sale of bank premises and equipment	(146)	(5)
Depreciation and amortization of leasing assets	654	767
Accretion of investment securities discounts	(1,430)	(4,021)
Amortization of investment securities premiums	3,749	1,795
Loss (gain) on investment securities transactions	(102)	462
Amortization of identified intangibles	312	1,268
Equity losses (earnings) from affiliates and other investments	4,026	(2,028)
Deferred tax expense	452	1,251
Decrease in accrued interest receivable	611	175
Net increase in other assets	(3,648)	(2,890)
Net increase in other liabilities	14,231	25,141

Net cash provided by operating activities	46,990	48,961

Investing activities:

Proceeds from maturities of securities	1,300	560
Proceeds from sales of available for sale securities	66,537	132,322
Purchases of available for sale securities	(312,271)	(393,235)
Principal collected on mortgage-backed securities	350,689	148,745
Proceeds from matured time deposits with banks	674	297
Purchases of time deposits with banks	—	(396)
Net decrease (increase) in loans	7,667	(41,858)
Purchases of other investments	(1,139)	(2,000)
Distributions from other investments	3,929	957
Purchases of bank premises and equipment	(2,928)	(6,466)
Proceeds from sale of bank premises and equipment	342	11
Cash paid in excess of net assets acquired	—	(4,832)

Net cash provided by (used in) investing activities	114,800	(165,895)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31,
	2002	2001
Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$19,690	$(15,713)
Net increase in savings and interest bearing demand deposits	33,071	60,562
Net (decrease) increase in time deposits	(51,175)	20,376
Net (decrease) increase in federal funds purch securities sold under repurchase agreements	(250,148)	212,888
Proceeds from issuance of other borrowed funds and long term debt	378,219	482,124
Principal payments on other borrowed funds	(376,257)	(604,500)
Purchase of treasury stock	(16,120)	(1,823)
Proceeds from stock transactions	1,222	341
Payment of cash dividends	(10,367)	(10,656)

Net cash provided by (used in) financing activities	(271,865)	143,599

Increase (decrease) in cash and cash equivalents	(110,075)	26,665

Cash and cash equivalents at beginning of year	285,222	126,128

Cash and cash equivalents at end of period	$175,147	$152,793

Supplemental cash flow information:
Interest paid	$31,244	$61,586
Income taxes paid	330	45

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, International Bancshares Capital Trust I, International Bancshares Capital Trust II International Bancshares Capital Trust III, International Bancshares Capital Trust IV, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

Management of the Company believes that it does not have separate reportable operating segments under the provisions of SFAS No 131, "Disclosures about Segments of an Enterprise and Related Information."  The Company's non-banking operations do not meet the threshold for reporting as separate segments.

All per share data presented has been restated to reflect the stock splits effected through stock dividends.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in SFAS No. 142.  SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On July 1, 2001, the Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

The Company adopted the remaining provisions of SFAS No. 142 as of January 1, 2002.  See Note 6 to the consolidated financial statements for the effects of the adoption of SFAS No. 142.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it retains many of the fundamental provisions of SFAS No. 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121.  SFAS No. 144 also supercedes the accounting and reporting provisions of Financial Accounting Standards Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

Note 2 — Investment Securities

The Company classifies debt and equity securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such classifications are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading”, while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income and accumulated other comprehensive income until realized.

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	March 31, 2002	December 31, 2001
	(Dollars in Thousands)
U. S. Treasury and federal agencies
Available for sale	$2,677,146	$2,803,558
States and political subdivisions
Available for sale	99,564	94,176
Other
Held to maturity	2,060	2,085
Available for sale	33,685	27,387

Total investment securities	$2,812,455	$2,927,206

Note 3 — Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	March 31, 2002	March 31, 2001
	(Dollars in Thousands)

Balance at December 31, 2001	$40,065	$30,812

Losses charged to allowance	(1,211)	(1,403)
Recoveries credited to allowance	342	225
Net losses charged to allowance	(869)	(1,178)

Provisions charged to operations	2,074	2,127

Balance at March 31, 2002	$41,270	$31,761

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at March 31, 2002 were $5,555,000.  The income associated with these loans is not significant.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur.

The subsidiary banks charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a “loss” by bank examiners.  Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry.  Generally, unsecured consumer loans are charged-off when 90 days past due.

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses, can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2002, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 4 — Other Investments

                The Company's investment in Aircraft Finance Trust ("AFT") is accounted for under the equity method of accounting.  The Company records its share of earnings or loss from the most recent available financial statements of AFT, which are on a 90 day lag.  Management believes its investment in AFT has been impaired by the events of September 11 and the impact on the airline industry including declines in air travel and reduced demand for commercial aircraft.  During the fourth quarter of 2001, AFT recorded an impairment charge of $28.4 million and net operating losses of $424,000.  Accordingly, the Company recorded an impairment charge and net loss on the investment and reduced the carrying amount of the investment by $5.8 million in the first quarter of 2002.  The Company's carrying value in AFT was $3.8 million at March 31, 2002 and $8.9 million at December 31, 2001.  AFT may suffer further significant impairment charges as a result of continuing weakness in the airline industry, which would result in the Company recognizing further reductions in the carrying amount of the Company's AFT investment.  Future reductions, if any, in the Company's investment in AFT will be limited to the carrying value of the investment.

Note 5 — Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock split effected through a stock dividend which became effective May 17, 2001 and resulted in the issuance of 6,627,539 shares of Common Stock.  A cash dividend of $.50 per share and a 25% stock split effected through a stock dividend was declared on February 22, 2001 and April 5, 2001, respectively, for all holders of Common Stock of record on March 30, 2001 and May 17, 2001, respectively, with said dividends made payable on April 16, 2001 and June 15, 2001, respectively. A cash dividend of $.40 per share was paid to holders of record of Common Stock on April 15, 2002. A 25% stock split effected through a stock dividend was declared on April 4, 2002 to all holders of record as of May 20, 2002 and payable on June 14, 2002.

The Company expanded its formal stock repurchase program on January 28, 2002.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $80,000,000 of its common stock through December 2002.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 10, 2002, a total of 1,848,567 shares had been repurchased under this program at a cost of $75,362,000, which shares are now reflected as 2,225,603 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $100,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $100,973,000 cap will occur in the future. As of

May 10, 2002, the Company has approximately $96,336,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 6 —Adoption of SFAS 142

The Company fully adopted all provisions of SFAS No. 142 as of January 1, 2002 and discontinued amortizing goodwill relating to business combinations consummated before July 1, 2001.  As of the date of the adoption, the Company had unamortized goodwill in the amount of $69,638,000 and unamortized identifiable intangible assets in the amount of $21,979,000.  The Company is in the process of determining the fair value of its reporting units to determine if there is an indication that goodwill may be impaired.  The Company evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and determined that no reclassifications were necessary in order to conform with the new classification criteria in SFAS No. 141 for recognition apart from goodwill.  The Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations and determined that no amortization adjustments were necessary and no intangible assets had indefinite lives.

	Three Months Ended March 31,
	(unaudited)
	2002	2001

(Amounts in thousands, except for per share data)
Reported net income	$22,387	$21,605
Add back:
Goodwill amortization, net of tax	—	768
Adjusted net income	$22,387	$22,373

Basic earnings per share:
Reported net income	$.86	$.81
Goodwill amortization	—	.03
Adjusted net income	$.86	$.84

Diluted earnings per share:
Reported net income	$.84	$.81
Goodwill amortization	—	.03
Adjusted net income	$.84	$.84

Changes in the carrying amount of goodwill are as follows for the period ending March 31, 2002:

Three Months Ended March 31,
(Unaudited)
2002

Balance as of December 31, 2001	$69,638

Adjustment to deferred tax assets and goodwill relating to a 2001 acquisition	(355)

Balance as of March 31, 2002	$69,283

Information on the Company’s identifiable intangibles follows:

	Carrying Amount	Accumulated Amortization	Net

March 31, 2002 (unaudited)

Core deposit premium	$16,660	$5,223	$11,437
SFAS 71 intangible	15,279	5,049	10,230

Total	$31,939	$10,272	$21,667

December 31, 2001

Core deposit premium	$16,660	$5,168	$11,492
SFAS 71 intangible	15,279	4,792	10,487

Total	$31,939	$9,960	$21,979

Amortization expense of identified intangibles for the three months ended March 31, 2002 was $312,000.  Estimated amortization expense for the five succeeding fiscal years is as follows:

Total (in thousands)
(unaudited)

Fiscal year ended:

2002	$2,989
2003	2,606
2004	2,314
2005	2,128
2006	2,020

Total	$12,057

Note 7 — Commitments and Contingent Liabilities

The Company is involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages.  The Company has determined, based on discussions with its counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

The Company’s lead bank subsidiary has invested in partnerships which have entered into several lease financing transactions.  The lease financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary is the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued a Notice of Proposed Adjustments to Affected Items of a Partnership to one of the partnerships for the lease financing transactions.  The partnership has submitted a Protest contesting the adjustments.  The IRS has issued a Notice of Final Partnership Administrative Adjustment (“FPAA”) to the other partnership and on September 25, 2001 the Company filed a lawsuit contesting the FPAA.  Prior to filing the lawsuit the Company was required to deposit the estimated tax due of approximately $4,083,000 with the IRS pursuant to the Internal Revenue Code.

No reliable prediction can be made at this time as to the likely outcome of the lawsuit or the IRS proceedings regarding the other partnership.  However, if the lawsuit and the IRS proceedings are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the partnerships’ lease financing transactions would be in question.  Management has estimated the Company’s exposure in connection with these transactions and has reserved an appropriate amount based on the estimated exposure at March 31, 2002.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the reserve amount as deemed necessary.

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward Looking Information

Certain matters discussed in this report, excluding historical information, include forward-looking statements.  Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached.  The words “estimate,” “expect,” “intend,” and “project,” as well as other words or expressions of a similar meaning are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities:  (I) changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations, (II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, (IV) the loss of senior management or operating personnel, (V) increased competition from both within and without the banking industry, (VI) changes in local, national and international economic business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral, (VII) the timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities, (VIII) changes in the Company’s ability to pay dividends on its Common Stock, (IX) the effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions, and (X) changes in economic and business conditions which would adversely affect the value of the Company’s investment in the Aircraft Finance Trust (“AFT”).  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Results of Operations

Overview

Net income for the first quarter of 2002 was $22,387,000 or $ .86 per share - basic ($ .84 per share - diluted) compared to $21,605,000 or $.81 per share — basic ($.80 per share — diluted) in the first quarter of 2001 .  The first quarter earnings represent a 3.6% increase over the corresponding period of 2001, including a $5.8 million impairment charge recognized by the Aircraft Finance Trust in which the Company holds an investment accounted for under the equity method of accounting.

Total assets at March 31, 2002, were $6,141,333,000 which represents a 3.8% decrease from total assets of $6,381,401,000 at December 31, 2001.  Deposits at March 31, 2002 were $4,334,420,000 which represents an increase of .04% over the $4,332,834,000 reported at December 31, 2001.  Total loans at March 31, 2002 of $2,645,109,000 decreased .3% from the $2,654,208,000 reported at December 31, 2001.  The decrease in assets during the first three months of 2002 reflects a contraction of the asset base effected by decreased borrowings in the form of customer repurchase agreements.  Long term debt of $68,000,000 in the form of trust preferred securities was issued in 2001.  Additional trust preferred securities in the amount of $22,000,000 were issued on April 10, 2002.  The aggregate amount of Federal Home Loan Bank certificates of indebtedness and trust preferred securities increased to $779,258,000 at March 31, 2002 from the $777,296,000 at December 31, 2001.  Trust preferred securities, certificates of indebtedness and deposits are used to fund the earning asset base of the Company.

On March 13, 2002, Albertson’s, Inc. announced its intention to exit substantially all of the Company’s markets.  The Company began its relationship with Albertson’s in 1995.  38 Albertson’s supermarkets and the related in-store branches of the Company located in Houston, San Antonio, Brownsville, Corpus Christi, Laredo, Endinburg, San Juan, Pharr, Mission, Weslaco and Harlingen have already been closed or will be closed in the near future.  Albertson’s has advised the Company that they will continue to market certain stores to potential buyers.  As soon as the potential buyers are identified, the Company will assess the possibility of the Company’s continued presence within the stores.  After the Company determines if a continued presence within the former Albertson’s stores is suitable with the potential buyers, the Company will be better able to formulate a plan on its in-store and traditional branch network.  In either case, the Company plans to aggressively expand its branch banking operations to service its existing and future deposit base.  The Company has 8 Albertson’s in-store branches in the Houston, Kerrville, New Braunfels and Victoria markets that remain open.  The Company has an extensive traditional branch network that the in-store branch deposit base can utilize.  The Company is unable to predict the ultimate impact of the branch closings on its consolidated financial condition or results of operations; however, the Company does not expect a significant loss of its deposit base or a significant impact from the branch closings on its consolidated financial condition or results of operations

Net Interest Income

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match.  In this way both earning assets and funding sources of the Company respond to changes in a similar time frame.  Net interest income for the first quarter of 2002 increased $11,556,000 (26%) over the same period in 2001 and the increase is the result of the Company’s efforts to manage interest rate risk.

Interest and fees on loans for the three month period in 2002 decreased $8,601,000 (16%) compared to the same period in 2001.  Interest income on taxable and tax exempt investment securities for the first quarter in 2002 decreased $12,169,000 (23%) from the same quarter in 2001.  Interest income on time deposits with banks for the first quarter in 2002 decreased $29,000 (60%) from the same quarter in 2001.  Interest income on federal funds sold for the first quarter in 2002 decreased $19,000 (8%) from the same quarter in 2001.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the first quarter in 2002 decreased $21,181,000 (20%) from the same quarter in 2001.  The decrease in total interest income was primarily due to decreased rates on the Company’s loan portfolio and the sale of certain securities from the investment portfolio.

Total interest expense for savings deposits, time deposits and other borrowings decreased $32,737,000 (52%) for the first quarter of 2002 from the same quarter in 2001. The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities.

Non Interest Income

Non-interest income decreased $4,939,000 (25%) to $15,213,000 in the first quarter of 2002 as compared to $20,152,000 for the quarter ended March 31, 2001.  The decrease in non-interest income was primarily due to a $5,800,000 impairment charge recognized on the Company’s investment in AFT.  Investment securities gains of $102,000 were recorded in the first quarter of 2002 compared to losses of $462,000 for 2001.  The losses in 2001 occurred due to a bond program initiated by management in 2000 to reposition a portion of the Company’s bond portfolio and take advantage of higher bond yields.

Non Interest Expense

Non-interest expense increased $4,660,000 to $35,486,000 for the first quarter of 2002 as compared to $30,826,000 for the quarter ended March 31, 2001.  Non-interest expense increased due to the Company’s expanded operations at the bank subsidiaries.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 49% for the first quarter of 2002, compared to 47% for the first quarter of 2001.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 3% to $41,270,000 at the end of the first quarter of 2002 from $40,065,000 for the year ended December 31, 2001.  The provision for possible loan losses charged to expense decreased 2% to $2,074,000 for the quarter ended March 31, 2002 from $2,127,000 for the same quarter in 2001.  The allowance for possible loan losses was 1.56% of total loans, net of unearned income, at March 31, 2002, compared to 1.51% at December 31, 2001.

Investment Securities

Investment securities decreased 4% to $2,812,455,000 at March 31, 2002, from investment securities of $2,927,206,000 at December 31, 2001.  Time deposits with other banks at March 31, 2002 decreased 54% to $579,000 from $1,253,000 at December 31, 2001. Total federal funds sold decreased 50% to $53,998,000 at March 31, 2002 as compared to $108,100,000 at December 31, 2001.  The changes reflected during the first quarter of 2002 were primarily from the results of continued contraction of the consolidated statement of condition, effected through the pay down of bank borrowings and securities sold under repurchase agreements.

Foreign Operations

On March 31, 2002, the Company had $6,141,333,000 of consolidated assets of which approximately $255,193,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico compared to $273,038,000 or 4% at December 31, 2001.  Of the $255,193,000, 69% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 26% is secured by Mexican real estate; 3% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.5% is unsecured; and .5% represents accrued interest receivable on the portfolio.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The bank subsidiaries of the Company derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2002 and 2001 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

Principal sources of liquidity and funding for the Corporation are dividends from subsidiaries and borrowed funds, with such funds being used to finance the Company’s cash flow requirements.  The Corporation has a number of available alternatives to finance the growth of its existing banks as well as future growth and expansion.  Among the activities and commitments the Corporation funded during the first quarter in 2002 and expects to continue to fund during 2002 is a continuous effort to modernize and improve existing facilities and expand the bank branch network.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2002, shareholders’ equity was $490,723,000 compared to $497,028,000 at December 31, 2001, an decrease of $6,305,000 or 1%.  The decrease in shareholders' equity resulted from an increase in treasury stock through the expanded treasury stock repurchase program.

The Company had a leverage ratio of 6.16% and 6.67%, risk-weighted Tier 1 capital ratio of 13.91% and 13.83% and risk-weighted total capital ratio of 15.16% and 15.06% at March 31, 2002 and December 31, 2001, respectively.  The identified intangibles and goodwill of $90,950,000 as of March 31, 2002, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

On March 25, 2002, the Company formed International Bancshares Capital Trust IV (“Trust IV”), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On April 10, 2002, Trust IV issued $22,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.70% over the London Interbank Offer Rate (“LIBOR”), payable semi-annually beginning October 22, 2002.  The Capital Securities will mature April 22, 2032; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after April 22, 2007, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of the Trusts with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to ten consecutive semi-annual periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory bodies.

After taking into account the $22,000,000 in trust securities issued on April 10, 2002, the Company has a total of $90,000,000 of trust preferred securities issued by statutory business trusts formed by the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2002 is illustrated in the table on page 19 This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

The Company undertakes an interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions.  However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time.  As indicated in the table, the Company is liability sensitive during the early time periods and asset sensitive in the longer periods.  The Company’s Asset and Liability Committee semi-annually reviews the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company’s interest rate risk position.  The Company uses modeling of future events as a primary tool for monitoring interest rate risk.

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

March 31, 2002 (Dollars in Thousands)	RATE/MATURITY 3 MONTHS OR LESS	RATE/MATURITY OVER 3 MONTHS TO 1 YEAR	RATE/MATURITY OVER 1 YEAR 5 YEARS	RATE/MATURITY OVER TO 5 YEARS	TOTAL

SECTION A

RATE SENSITIVE ASSETS

FEDERAL FUNDS SOLD	$53,998	—	—	—	$53,998
DUE FROM BANK INTEREST EARNING	579	—	—	—	579
INVESTMENT SECURITIES	274,849	688,662	1,724,056	124,888	2,812,455

LOANS, NET OF NON-ACCRUALS

1,702,525

215,498

423,675

295,815

2,637,513

TOTAL EARNING ASSETS	$2,031,951	$904,160	$2,147,731	$420,703	$5,504,545

CUMULATIVE EARNING ASSETS	$2,031,951	$2,936,111	$5,083,842	$5,504,545

SECTION B

RATE SENSITIVE LIABILITIES

TIME DEPOSITS	$1,241,681	$1,005,699	$125,418	$400	$2,373,198
OTHER INTEREST BEARING DEPOSITS	1,246,314	—	—	—	1,246,314
FED FUNDS PURCHASED AND REPOS	84,801	79,433	—	300,293	464,527
OTHER BORROWINGS AND LONG TERM DEBT	710,080	58,000	1,088	10,090	779,258

TOTAL INTEREST BEARING LIABILITIES

$

3,282,876

$

1,143,132

$

126,506

$

310,783

$

4,863,297

CUMULATIVE SENSITIVE LIABILITIES	$3,282,876	$4,426,008	$4,552,514	$4,863,297

SECTION C

REPRICING GAP	$(1,250,925)	$(238,972)	$2,021,225	$109,920	$641,248
CUMULATIVE REPRICING GAP	(1,250,925)	(1,489,897)	531,328	641,248	641,248
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.62	.79	16.98	1.35	1.13
RATIO OF CUMULATIVE, INTEREST- SENSITIVE ASSETS TO LIABILITIES	.62	.66	1.12	1.13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

During the first quarter of 2002, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company will be held May 20, 2002 for the following purposes: 1) To elect ten (10) directors of the Company to serve until the next Annual Meeting of Shareholders and until their successors shall have been duly elected and qualified; 2) To approve the appointment of independent auditors for the 2002 fiscal year; 3) To consider and vote on a proposal to increase the authorized number of common shares available for issue; 4) To transact such other business as may lawfully come before the meeting or any adjournment thereof.  Proxies have been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

                None.

(b)           Reports on Form 8-K

                        Registrant filed a current report on Form 8-K on January 4, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement that Registrant had completed the acquisition of National Bancshares Corporation of Texas.

                        Registrant filed a current report on Form 8-K on January 30, 2002, covering Item 5 — Other Events  and Item 7 — Financial Statements and Exhibits in connection with the announcement that Registrant had expanded its stock repurchase program.

Registrant filed a current report on Form 8-K on February 25, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement of Registrant’s annual 2001 earnings.

Registrant filed a current report on Form 8-K on February 28, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement that Registrant had declared a forty cent per share cash dividend to holders of its common stock.

Registrant filed a current report on Form 8-K on March 15, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement by Albertson’s, Inc. to exit the South Texas markets of San Antonio, Houston and the Rio Grande Valley.

Registrant filed a current report on Form 8-K on April 4, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement by Albertson’s, Inc. to sell all stores in San Antonio instead of selling them to other grocery chains.

Registrant filed a current report on Form 8-K on April 12, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement that Registrant approved a 25% stock dividend to all holders of record as of May 20, 2002, payable on June 14, 2002.

Registrant filed a current report on Form 8-K on May 9, 2002, covering Item 5 — Other Events and Item 7 — Financial Statements and Exhibits in connection with the announcement of Registrant’s first quarter 2002 earnings.

SIGNATURES  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 15, 2002	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 15, 2002	/s/ Imelda Navarro
Imelda Navarro
Treasurer (Chief Accounting Officer)