Form 10-Q
period 2002-06-30
INTERNATIONAL BANCSHARES CORP
filed 2002-08-14
CIK 315709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	31,738,223 shares outstanding at August 9, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands, except per share data)

	June 30, 2002	December 31, 2001

Assets
Cash and due from banks	$116,741	$177,122

Federal funds sold	37,500	108,100

Total cash and cash equivalents	154,241	285,222

Time deposits with banks	100	1,253

Investment securities:
Held to maturity (Market value of $2,060 on June 30, 2002 and $2,085 on December 31, 2001)	2,060	2,085
Available for sale (Amortized cost of $3,236,229 on June 30, 2002 and $2,987,141 on December 31, 2001)	3,301,669	2,925,121

Total investment securities	3,303,729	2,927,206

Loans:
Commercial, financial and agricultural	1,556,528	1,488,196
Real estate - mortgage	481,636	441,296
Real estate - construction	229,645	271,026
Consumer	169,699	180,652
Foreign	255,366	273,038

Total loans	2,692,874	2,654,208

Less unearned discounts	(5,006)	(5,676)

Loans, net of unearned discounts	2,687,868	2,648,532

Less allowance for possible loan losses	(42,945)	(40,065)

Net loans	2,644,923	2,608,467

Bank premises and equipment, net	187,646	190,051
Accrued interest receivable	35,583	33,850
Other investments	198,461	197,275
Goodwill, net	61,390	69,638
Identified intangibles, net	21,116	21,979
Other assets	43,844	46,460

Total assets	$6,651,033	$6,381,401

	June 30, 2002	December 31, 2001
Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand - non-interest bearing	$707,172	$695,218
Savings and interest bearing demand	1,245,201	1,213,243
Time	2,350,620	2,424,373

Total deposits	4,302,993	4,332,834

Federal funds purchased and securities sold under repurchase agreements	452,742	714,675
Other borrowed funds and long term debt	1,316,100	777,296
Other liabilities	61,067	59,568

Total liabilities	6,132,902	5,884,373

Shareholders’ equity:

Common stock of $1.00 par value. Authorized 75,000,000 shares; issued 41,680,792 shares in 2002 and 33,214,263 shares in 2001	41,681	33,214
Surplus	29,648	27,564
Retained earnings	513,549	490,328
Accumulated other comprehensive income	39,893	18,221

	624,771	569,327

Less cost of shares in treasury, 9,681,244 shares in 2002 and 6,991,148 shares in 2001	(106,640)	(72,299)

Total shareholders’ equity	518,131	497,028

Total liabilities and shareholders’ equity	$6,651,033	$6,381,401

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$46,540	$51,059	$93,004	$106,124
Time deposits with banks	2	58	21	106
Federal funds sold	170	265	389	503
Investment securities:
Taxable	40,433	47,011	79,515	98,179
Tax-exempt	1,247	1,213	2,455	2,505
Other interest income	52	75	52	438

Total interest income	88,444	99,681	175,436	207,855

Interest expense:
Savings deposits	3,752	6,312	7,372	13,523
Time deposits	14,706	28,935	31,607	60,991
Federal funds purchased and securities sold under repurchase agreements	4,857	5,845	10,005	11,662
Other borrowings and long term debt	5,458	13,790	10,086	31,740

Total interest expense	28,773	54,882	59,070	117,916

Net interest income	59,671	44,799	116,366	89,939

Provision for possible loan losses	2,057	2,428	4,131	4,555

Net interest income after provision for possible loan losses	57,614	42,371	112,235	85,384

Non-interest income (loss):
Service charges on deposit accounts	12,827	10,533	24,459	20,354
Other service charges, commissions and fees
Banking	3,108	2,137	6,323	4,622
Non-banking	1,402	782	2,619	1,355
Investment securities transactions	(146)	(614)	(43)	(1,076)

Other investments	(1,159)	4,576	(4,729)	7,915
Other income	2,424	3,651	5,040	8,047

Total non-interest income	18,456	21,065	33,669	41,217

Non-interest expense:
Employee compensation and benefits	16,519	14,063	32,981	27,579
Occupancy	3,012	2,532	5,832	5,112
Depreciation of premises and equipment	4,074	3,274	7,894	6,588
Professional fees	1,443	1,192	2,665	2,272
Stationery and supplies	1,129	907	2,046	1,756
Amortization of identified intangibles	551	1,342	863	2,610
Advertising	1,481	2,614	2,918	3,891
Other	10,586	7,564	19,081	14,506

Total non-interest expense	38,795	33,488	74,280	64,314

Income before provision for income taxes	37,275	29,948	71,624	62,287

Provision for income taxes	12,582	10,048	24,544	20,782

Income before cumulative effect of a change in accounting principle	24,693	19,900	47,080	41,505

Cumulative effect of a change in accounting principle, net of tax	—	—	5,130	—

Net Income	$24,693	$19,900	$41,950	$41,505

Basic earnings per common share:

Weighted average number of shares outstanding	32,179,771	33,284,664	32,352,610	33,293,805

Income before cumulative effect of a change in accounting principle	$.77	$.60	$1.46	$1.25

Cumulative effect of a change in accounting principle, net of tax	—	—	(.16)	—

Net income	$.77	$.60	$1.30	$1.25

Diluted earnings per common share:

Weighted average number of shares outstanding	33,068,044	34,049,792	33,028,284	33,763,021

Income before cumulative effect of a change in accounting principle	$.75	$.58	$1.43	$1.23

Cumulative effect of a change in accounting principle, net of tax	—	—	(.16)	—

Net income	$.75	$.58	$1.27	$1.23

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net Income	$24,693	$19,900	$41,950	$41,505

Other comprehensive income, net of tax:

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	23,485	(1,712)	19,403	36,268

Change in fair value of equity method investee’s derivatives	1,613	—	2,269	—

Comprehensive income	$49,791	$18,188	$63,622	$77,773

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities:

Net Income	$41,950	$41,505

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	4,131	4,555
Depreciation of bank premises and equipment	7,894	6,588
Gain on sale of bank premises and equipment	(174)	(35)
Depreciation and amortization of leasing assets	1,308	1,535
Accretion of investment securities discounts	(2,803)	(6,406)
Amortization of investment securities premiums	7,908	3,975
Loss on investment securities transactions	146	1,076
Amortization of identified intangibles	863	2,610
Impairment charge	7,893	—
Equity losses (earnings) from affiliates and other investments	5,677	(4,641)
Deferred tax expense (benefit)	(3,367)	205
Increase (decrease) accrued interest receivable	(1,733)	1,872
Net (increase) decrease in other assets	1,715	(4,755)
Net increase (decrease) in other liabilities	(6,803)	8,024

Net cash provided by operating activities	64,605	56,108

Investing activities:

Proceeds from maturities of securities	2,600	1,060
Proceeds from sales of available for sale securities	182,075	373,495
Purchases of available for sale securities	(1,141,457)	(616,482)
Principal collected on mortgage-backed securities	604,799	424,117
Proceeds from matured time deposits with banks	1,153	495
Purchases of time deposits with banks	—	(594)
Net increase in loans	(40,587)	(69,944)
Purchases of other investments	(7,302)	(7,044)
Distributions from other investments	3,936	26,126
Purchases of bank premises and equipment	(6,324)	(14,900)
Proceeds from sale of bank premises and equipment	1,010	72
Cash paid in excess of net assets acquired	—	(6,263)

Net cash used in (provided by) investing activities	(400,097)	110,138

Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	11,954	7,186
Net increase in savings and interest bearing demand deposits	31,958	20,650
Net (decrease) increase in time deposits	(73,753)	46,227
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(261,933)	214,505
Proceeds from issuance of other borrowed funds and long term debt	1,205,586	597,379
Principal payments on other borrowed funds	(666,782)	(1,022,765)
Purchase of treasury stock	(34,341)	(7,390)
Proceeds from stock transactions	2,220	834
Payment of cash dividends	(10,367)	(10,656)
Payments of cash dividends in lieu of fractional shares	(31)	(24)

Net cash provided by (used in) financing activities	204,511	(154,054)

Decrease (increase) in cash and cash equivalents	(130,981)	12,192

Cash and cash equivalents at beginning of year	285,222	126,128

Cash and cash equivalents at end of period	$154,241	$138,320

Supplemental cash flow information:
Interest paid	$41,481	$119,295
Income taxes paid	26,364	16,561

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, International Bancshares Capital Trust I, International Bancshares Capital Trust II, International Bancshares Capital Trust III, International Bancshares Capital Trust IV, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature, except for the change in accounting principle disclosed in Note 6.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

Management of the Company believes that it does not have separate reportable operating segments under the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s non-banking operations do not meet the threshold for reporting as separate segments.

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

While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it retains many of the fundamental provisions of SFAS No. 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121.  SFAS No. 144 also supercedes the accounting and reporting provisions of Financial Accounting Standards Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30, 2002	December 31, 2001
	(Dollars in Thousands)
U. S. Treasury and federal agencies
Available for sale	$3,165,161	$2,803,558
States and political subdivisions
Available for sale	100,689	94,176
Other
Held to maturity	2,060	2,085
Available for sale	35,819	27,387

Total investment securities	$3,303,729	$2,927,206

Note 3 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	Six Months Ended
	June 31, 2002	June 30, 2001
	(Dollars in Thousands)

Balance at January 1	$40,065	$30,812

Losses charged to allowance	(2,250)	(1,984)
Recoveries credited to allowance	999	504
Net losses charged to allowance	(1,251)	(1,480)

Provisions charged to operations	4,131	4,555

Balance at June 30	$42,945	$33,887

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) 90 day past due loans unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at June 30, 2002 were $4,029,000.  The income associated with these loans is not significant.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur.

The subsidiary banks charge off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a “loss” by bank examiners.  Collateral based loans are generally considered to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry.  Generally, unsecured consumer loans are charged-off when 90 days past due.

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to carefully monitor credit extended to such borrowers, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2002, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 4 - Other Investments

The Company’s investment in Aircraft Finance Trust (“AFT”) is accounted for under the equity method of accounting.  The Company records its share of earnings or losses from the most recent available financial statements of AFT, which are on a 90 day lag. For the fourth quarter of 2001, AFT recorded an impairment charge of $28.4 million and net operating losses of $424,000.  Accordingly, the Company reduced the carrying amount of the investment by $5.8 million, its share of such charge and loss, in the first quarter of 2002.  For the first quarter of 2002, AFT reported an operating loss of $1,425,000 which resulted in a reduction of the Company’s investment by $285,000, its share of the loss, in the second quarter of 2002.  Because of the events of September 11 and the impact on the airline industry including continued declines in air travel and continued reduced demand for commercial aircraft, the Company concluded as of June 30, 2002 that an impairment charge was appropriate and as a result the Company recorded an other than temporary decline in its investment in AFT of $3.7 million, $2.4 million net of tax, in the second quarter.  AFT utilizes derivative instruments to manage the interest rate on bonds that it has issued.  The derivatives qualify as cash flow hedges and are reported at fair value.  The Company records its proportionate share of the fair value of the derivatives as an increase or decrease in the investment in AFT and accumulated other comprehensive income, net of tax, which is illustrated below.

A summary of the investment in AFT follows:

	Investment	Share of Fair Value of Derivatives	Net Investment
	(Dollars in thousands)

Balance at January 1, 2002	$13,828	$(7,547)	$6,281

Share of AFT loss and change in fair value of derivatives	(5,758)	1,009	(4,749)

Balance at March 31, 2002	8,070	(6,538)	1,532

Share of AFT loss and change in fair value of derivatives	(285)	2,482	2,197

Other than temporary decline impairment	(3,729)	—	(3,729)

Balance at June 30, 2002	4,056	(4,056)	—

Note 5 - Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends which became effective May 17, 2001 and May 20, 2002 and were paid on June 15, 2001 and June 14, 2002, respectively.  Such stock dividends resulted in the issuance of 6,627,539 and 8,331,124 shares of Common Stock in 2001 and 2002, respectively.  A cash dividend of $.40 per share was paid to holders of record of Common Stock on April 15, 2002.

The Company expanded its formal stock repurchase program on January 28, 2002 and June 6, 2002.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $105,000,000 of its common stock through December 2002.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 9, 2002, a total of 2,354,588 shares had been repurchased under this program at a cost of $96,127,000, which shares are now reflected as 3,291,870 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $125,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $125,973,000 cap will occur in the future.  As of August 9, 2002, the Company has approximately $117,100,000 invested in treasury shares, adjusted for stock dividends, which amount has been accumulated since the inception of the Company.

Note 6 - Adoption of SFAS 142

The Company fully adopted the remaining provisions of SFAS No. 142 as of January 1, 2002 and discontinued amortizing goodwill relating to business combinations consummated before July 1, 2001.  As of the date of the adoption, the Company had unamortized goodwill in the amount of $69,638,000 and unamortized identifiable intangible assets in the amount of $21,979,000.  The Company evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and determined that no reclassifications were necessary in order to conform with the new classification criteria in SFAS No. 141 for recognition apart from goodwill.  The Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations and determined that no amortization adjustments were necessary and no intangible assets had indefinite lives.

The Company has completed its transitional assessment of whether there is an indication that goodwill is impaired.  The Company has concluded that it is probable that the goodwill related to its investment services reporting unit is impaired.  The Company estimates that the amount of the impairment to be $5,130,000, net of tax.  The fair value of the investment services reporting unit was estimated using a combination of capitalized cash flows, discounted cash flows and multiples based on publicly traded company’s market capitalization to sales.  The final determination of the impairment is contingent on the Company completing its assessment of the fair value of the investment services reporting unit and assigning the fair value to the assets and liabilities to the reporting unit.  Adjustments, if any, to the estimate will be reported in the period that the fair value assessment is completed.

The goodwill impairment is reported as a cumulative effect of change in accounting principle.  In accordance with Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3), the impairment charge is included in net income for the six months ended June 30, 2002 and the three months ended March 31, 2002.  The effect of the $5,130,000 cumulative effect of a change in accounting principle on the first quarter of 2002 is as follows:

	Three Months Ended
	March 31, 2002
(Amounts in thousands, except for per share data)
Net income as originally reported		$22,387

Cumulative effect of a change in Accounting principle, net of tax		5,130

Net income as restated		$17,257

Per share amounts	Basic		Diluted

Net income as originally reported	$.86		$.84

Cumulative effect of a change in Accounting principle, net of tax	(.20)		(.19)

Net income, as restated	$.66		$.65

The following table reconciles the Company’s reported net income and earnings per share amounts to the adjusted amounts adding back previous amounts of goodwill amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(Amounts in thousands, except for per share data)
Reported net income	$24,693	$19,900	$41,950	$41,505
Add back:
Goodwill amortization, net of tax	—	631	—	1,399
Adjusted net income	$24,693	$20,531	$41,950	$42,904

Basic earnings per share:
Reported net income	$.77	$.60	$1.30	$1.25
Goodwill amortization	—	.02	—	.04
Adjusted net income	$.77	$.62	$1.30	$1.29

Diluted earnings per share:
Reported net income	$.75	$.58	$1.27	$1.23
Goodwill amortization	—	.02	—	.04
Adjusted net income	$.75	$.60	$1.27	$1.27

Changes in the carrying amount of goodwill are as follows for the six month period ended June 30, 2002:

Six Months Ended June 30
2002

Balance as of January 1, 2002	$69,638

Adjustments to deferred tax asset and goodwill relating to a 2001 acquisition	(355)

Impairment loss	(7,893)

Balance as of June 30, 2002	$61,390

Information on the Company’s identifiable intangibles follows:

	Carrying Amount	Accumulated Amortization	Net

June 30, 2002

Core deposit premium	$16,660	$5,507	$11,153
SFAS 72 intangible	15,279	5,316	9,963

Total	$31,939	$10,823	$21,116

December 31, 2001

Core deposit premium	$16,660	$5,168	$11,492
SFAS 72 intangible	15,279	4,792	10,487

Total	$31,939	$9,960	$21,979

Amortization expense of identified intangibles for the six months ended June 30, 2002 was $863,000.  Estimated amortization expense for each of five succeeding fiscal years is as follows:

Total (in thousands)
(unaudited)
Fiscal year ended:

2002	$2,677
2003	2,606
2004	2,314
2005	2,128
2006	2,020

Total	$11,745

Note 7 - Commitments and Contingent Liabilities

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuit or the IRS proceedings regarding the other partnership.  However, if the lawsuit and the IRS proceedings are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the partnerships’ lease financing transactions would be in question.  Management has estimated the Company’s exposure in connection with these transactions and has reserved an appropriate amount based on the estimated exposure at June 30, 2002.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the reserve amount as deemed necessary.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

On August 6, 2002, the Company reported net income for the three months ended June 30, 2002 of $19.6 million.  The net income included a $5.1 million, after tax charge as a result of the transitional implementation of SFAS 142.  As required by SFAS 3, the impairment charge, a cumulative effect change in accounting principle, should have been included in the net income of the first quarter of 2002, as illustrated in Note 6 of the Notes to Consolidated Financial Statements.  Therefore, the net income for the three months ended June 30, 2002, as revised, was $24.7 million or .77 per share - basic (.75 per share - diluted).  In accordance with SFAS 3, the previously reported net income for the three months ended March 31, 2002 of $22.4 million is restated to $17.3 million or $.66 per share - basic (.65 per share - diluted) to reflect the $5.1 million, after tax cumulative effect of a change in accounting principle.  The above has no effect on the previously reported net income or per share amounts for the six months ended June 30, 2002.

The second quarter earnings of $24.7 million represents a 24% increase over the corresponding period of 2001, including a $2.4 million impairment charge, net of tax, recorded in the second quarter 2002 recognized by the Company on its investment in the Aircraft Finance Trust (“AFT”).  Net income for the six months ended June 30, 2002 was $41.9 million or $1.30 per share - basic ($1.27 per share - diluted) as compared to $41.5 million or $1.25 per share - basic ($1.23 per share - diluted) for the six months ended June 30, 2001.

Management continues to believe its investment in AFT has been impaired by the events of September 11 and the impact on the airline industry including declines in air travel and continued reduced demand for commercial aircraft.  AFT may suffer further significant impairment charges as a result of continuing weakness in the airline industry, which would result in the Company recognizing further reductions in the carrying amount of the Company’s AFT investment.  Further reductions, if any, in the Company’s investment in AFT will be limited to the value of the investment.

Total assets at June 30, 2002, were $6,651,033,000 which represents a 4% increase from total assets of $6,381,401,000 at December 31, 2001.  Deposits at June 30, 2002 were $4,302,993,000 which represents a decrease of .7% from the $4,332,834,000 reported at December 31, 2001.  Total loans at June 30, 2002 of $2,692,874,000 increased 1.5% from the $2,654,208,000 reported at December 31, 2001.  The increase in assets from December 31, 2001 can be attributed to cash flow from operations and proceeds from other borrowed funds and long term debt, which were invested in available for sale investment securities and loans.  Long term debt of $68,000,000 in the form of trust preferred securities were issued in 2001. Additional trust preferred securities in the amount of $22,000,000 and $20,000,000 were issued in April 2002 and July 2002, respectively. The aggregate amount of Federal Home Loan Bank certificates of indebtedness and trust preferred securities increased to $1,316,100,000 at June 30, 2002 from the $777,296,000 at December 31, 2001.  Trust preferred securities, certificates of indebtedness and deposits are used to fund the earning asset base of the Company.

On March 13, 2002, Albertson’s, Inc. announced its intention to exit substantially all of the Company’s markets.  The Company began its relationship with Albertson’s in 1995. 38 Albertson’s supermarkets and the related in-store branches of the Company located in Houston, San Antonio, Brownsville, Corpus Christi, Laredo, Endinburg, San Juan, Pharr, Mission, Weslaco and Harlingen have already been closed or will be closed in the near future.  On June 7, 2002, H-E-B agreed to purchase certain former Albertson’s locations in San Antonio and the Rio Grande Valley.  The Company subsequently agreed with H-E-B to open in 5 of the Company’s previous in-store locations and the Company also agreed to open an in-store branch in another former Albertson’s store that was not occupied by the Company.  On May 10, 2002, Kroger Co. agreed to purchase certain former Albertson’s locations in Houston.  The Company subsequently agreed with Kroger to open in 3 of the Company’s previous in-store locations.  As of June 30, 2002, the Company has concluded that 4 in-store locations will not be re-opened and has written off $357,000 of its investment in the related in-store branches.  The Company is continuing to determine  if a continued presence within the remaining former Albertson’s stores is feasible.  The Company will continue to maintain 3 Albertson’s in-store branches in the Kerrville, New Braunfels and Victoria markets that were not closed by Albertson’s.  Additionally, the Company plans to aggressively expand its branch banking operations to service its in-store branch deposit base and existing and future deposit base.  As a result of the new branch arrangements in Houston and San Antonio and the Company’s extensive branch network, the Company does not expect a significant loss of its deposit base or a significant impact from the branch closings on its consolidated financial condition or results of operations.

Net Interest Income

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match.  In this way both earning assets and funding sources of the Company respond to changes in a similar time frame.  Net interest income for the second quarter of 2002 increased $14,872,000 (or 33%) over the same period in 2001.  Net interest income for the six months ended June 30, 2002 increased $26,427,000  (or 29%) over the same period in 2001. The increase in net interest income is the result of the Company’s efforts to manage interest rate risk.

Interest and fees on loans for the second quarter of 2002 decreased $4,519,000 (or 9%) when compared to the same period in 2001.  Interest and fees on loans for the six months ended June 30, 2002 decreased $13,120,000 (or 12%) when compared to the same period in 2001.  Interest income on taxable and tax exempt investment securities for the second quarter of 2002 decreased $6,544,000 (or 14%) when compared to the same quarter in 2001.  Interest income on taxable and tax exempt investment securities for the six months ended June 30, 2002 decreased $18,714,000 (or 19%) when compared to the same period in 2001.  Interest income on time deposits with banks for the second quarter in 2002 decreased $56,000 (or 97%) when compared to the same quarter in 2001.  Interest income on time deposits with banks for the six months ended June 30, 2002 decreased $85,000 (or 80%) when compared to the same period in 2001.  Interest income on federal funds sold for the second quarter in 2002 decreased $95,000 (or 36%) when compared to the same quarter in 2001.  Interest income on federal funds sold for the six months ended June 30, 2002 decreased $114,000 (or 23%) when compared to the same period in 2001.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the second quarter in 2002 decreased $11,237,000 (or 11%) when compared to the same quarter in 2001.  Total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the six months ended June 30, 2002 decreased $32,419,000 (or 16%) when compared to the same period in 2001.  The decrease in total interest income was primarily due to the decreases in market rates that occurred throughout 2001.

Total interest expense for savings deposits, time deposits and other borrowings decreased $26,109,000 (or 48%) when compared to the same quarter in 2001 and decreased $58,846,000 (or 50%) for the six months ended June 30, 2002.  The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities.

Non Interest Income

Non-interest income decreased $2,609,000 (or 12%) when compared to the same quarter in  2001 and $7,548,000 (or 18%) for the six months ended June 30, 2002 when compared to the same period in 2001.  The decrease in non-interest income was primarily due to a total of $9,772,000 in charges recognized by the Company from its investment in AFT during the first and second quarters of 2002 for its share of AFT operating losses and impairment charges.  Investment securities losses of $146,000 and $43,000 were recorded during the second quarter and first six months of 2002, respectively, compared to losses of $614,000 and $1,076,000 for the same periods in 2001. The losses in 2001 occurred due to a bond program initiated by management in 2000 to reposition a portion of the Company’s bond portfolio and take advantage of higher bond yields.

Non Interest Expense

Non-interest expense increased $5,307,000 to $38,795,000 for the second quarter of 2002 when compared to $33,488,000 for the same quarter of 2001.  Non-interest expense increased $9,966,000 to $74,280,000 for the six months ended June 30, 2002 when compared the same period of 2001.  Non-interest expense increased due to the Company’s expanded operations at the bank subsidiaries.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 49.6% for the second quarter of 2002, compared to 50.9% for the second quarter of 2001 and 49.5% for the six months ended June 30, 2002 when compared to 49% for the same period of 2001.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combination” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.  The Company currently has $21,116,000 of identified intangible assets.  Additionally, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment at least annually.

During the second quarter of 2002, the Company completed its transitional assessment of whether there is an indication that goodwill is impaired.  As a result of the assessment, the Company has concluded that the goodwill associated with its  investment services reporting unit has been impaired in the amount of $5.1 million, after tax.  The fair value of the investment services reporting unit was estimated using a combination of capitalized cash flows, discounted cash flows and multiples based on publicly traded company’s market capitalization to sales.  The impairment of the Company’s goodwill was primarily due to the economic climate and business conditions in the investment services line of business.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 7% to $42,945,000 at the end of the second quarter of 2002 from $40,065,000 for the year ended December 31, 2001.  The provision for possible loan losses charged to expense decreased 9% to $4,131,000 for the six months ended June 30, 2002 from $4,555,000 for the same period in 2001.  The allowance for possible loan losses was 1.60% of total loans, net of unearned income, at June 30, 2002, compared to 1.51% at December 31, 2001.

Investment Securities

Investment securities increased 13% to $3,303,729,000 at June 30, 2002, from investment securities of $2,927,206,000 at December 31, 2001.  Time deposits with other banks at June 30, 2002 decreased 92% to $100,000 from $1,253,000 at December 31, 2001. Total federal funds sold decreased 65% to $37,500,000 at June 30, 2002 as compared to $108,100,000 at December 31, 2001.  The changes reflected during the second quarter of 2002 were primarily from the results of increased purchases of available for sale investment securities.

Foreign Operations

On June 30, 2002, the Company had $6,651,033,000 of consolidated assets of which approximately $256,947,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico compared to $273,038,000 or 4% at December 31, 2001.  Of the $256,947,000, 70% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 24% is secured by Mexican real estate; 4% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.4% is unsecured; and .6% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company considers the Allowance for Possible Loan Losses policy as a policy critical to the sound operations of the subsidiary banks.  The Company provides for loan losses each period by an amount resulting from both (a) the Company’s review of specific impaired loans, (b) an estimate by management of possible loan losses that may occur during the period and (c) the ongoing adjustment of prior estimates of possible losses occurring in prior periods.  The provision for possible loan losses increases the allowance for possible loan losses, which is netted against net loans after unearned discounts on the consolidated statement of condition.  As losses are confirmed, the loan is written down, reducing the allowance for possible loan losses.  See discussion regarding the allowance for possible loan losses and provision for possible loan losses included in the results of operations and “Allowance for Possible Loan Losses” included in Note 3 of the Notes to Consolidated Financial Statements for further information regarding the Company’s provision and allowance for possible loan losses policy.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2002, shareholders’ equity was $518,131,000 compared to $497,028,000 at December 31, 2001, an increase of $21,103,000 or 4%.  The increase in shareholders’ equity resulted from the retention of earnings throughout 2002, the increase in the unrealized gain on available for sale investment securities and increase in the fair value of AFT’s derivatives.

The Company had a leverage ratio of 7.80% and 6.67%, risk-weighted Tier 1 capital ratio of 14.46% and 13.83% and risk-weighted total capital ratio of 15.71% and 15.06% at June 30, 2002 and December 31, 2001, respectively.  The identified intangibles and goodwill of $82,506,000 as of June 30, 2002, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

On June 27, 2002, the Company formed International Bancshares Capital Trust V ("Trust V"), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On July 11, 2002, Trust V issued $20,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.65% over the London Interbank Offer Rate ("LIBOR"), payable quarterly beginning October 7, 2002.  The Capital Securities will mature October 7, 2032; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after July 7, 2007, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of the Trusts with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to 20 consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory bodies.

After taking into account the $20,000,000 in trust securities issued on July 11, 2002, the Company has a total of $110,000,000 of trust preferred securities issued by statutory business trusts formed by the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2002 is illustrated in the table on page 23.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

June 30, 2002 (Dollars in Thousands)	RATE/MATURITY 3 MONTHS OR LESS	RATE/MATURITY OVER 3 MONTHS TO 1 YEAR	RATE/MATURITY OVER 1 YEAR TO 5 YEARS	RATE/MATURITY OVER 5 YEARS	RATE/MATURITY TOTAL

SECTION A

RATE SENSITIVE ASSETS

FEDERAL FUNDS SOLD	$37,500	—	—	—	$37,500
DUE FROM BANK INTEREST EARNING	100	—	—	—	100
INVESTMENT SECURITIES	275,530	717,739	1,864,818	445,642	3,303,729

LOANS, NET OF NON-ACCRUALS

1,777,127

166,669

426,872

316,365

2,687,033

TOTAL EARNING ASSETS	$2,090,257	$884,408	$2,291,690	$762,007	$6,028,362

CUMULATIVE EARNING ASSETS	$2,090,257	$2,974,665	$5,266,355	$6,028,362

SECTION B

RATE SENSITIVE LIABILITIES

TIME DEPOSITS	$1,250,550	$947,171	$152,435	$464	$2,350,620
OTHER INTEREST BEARING DEPOSITS	1,245,201	—	—	—	1,245,201
FED FUNDS PURCHASED AND REPOS	98,073	54,669	—	300,000	452,742
OTHER BORROWINGS AND LONG TERM DEBT	1,250,080	55,000	932	10,088	1,316,100

TOTAL INTEREST BEARING LIABILITIES

$

3,843,904

$

1,056,840

$

153,367

$

310,552

$

5,364,663

CUMULATIVE SENSITIVE LIABILITIES	$3,843,904	$4,900,744	$5,054,111	$5,364,663

SECTION C

REPRICING GAP	$(1,753,647)	$(172,432)	$2,138,323	$451,455	$663,669
CUMULATIVE REPRICING GAP	(1,753,647)	(1,926,079)	212,244	663,699	663,699
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.54	.84	14.94	2.45	1.12
RATIO OF CUMULATIVE, INTEREST- SENSITIVE ASSETS TO LIABILITIES	.54	.61	1.04	1.12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

During the second quarter of 2002, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 20, 2002 for the consideration of the following items which were approved by the number of votes set forth:

		Votes For	Votes Against
1)

To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Lester Avigael	22,047,998	363
	R. David Guerra	21,800,806	247,555
	Irving Greenblum	22,027,810	20,551
	Daniel B. Hastings, Jr.	22,048,167	194
	Richard E. Haynes	22,047,998	363
	Sioma Neiman	21,842,800	205,561
	Peggy J. Newman	22,047,965	396
	Dennis E. Nixon	21,796,777	251,584
	Leonardo Salinas	22,018,792	29,569
	A.R. Sanchez, Jr.	21,837,720	210,641

		Votes For	Votes Against
2)	To approve the appointment of independent auditors for the 2002 fiscal year	22,111,746	17,200

3)	To consider and vote on a proposal to amend the articles of incorporation of the Company to increase the number of authorized shares of common stock of the Company	21,064,827	1,089,553

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

The following exhibit is filed with this report:

(99) Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350

(b)           Reports on Form 8-K

Registrant filed a current report on Form 8-K on June 6, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement that the Registrant had expanded its stock repurchase program.

Registrant filed a current report on Form 8-K on June 10, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement that the Registrant’s lead bank subsidiary will open branches inside selected H-E-B grocery stores.

Registrant filed a current report on Form 8-K on August 7, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of Registrant’s second quarter 2002 earnings.

SIGNATURES  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date: August 14, 2002	/s/ Dennis E. Nixon
Dennis E. Nixon
President (Chief Executive Officer)

Date: August 14, 2002	/s/ Imelda Navarro
Imelda Navarro
Treasurer (Chief Financial Officer)