Form 10-Q
period 2002-09-30
INTERNATIONAL BANCSHARES CORP
filed 2002-11-15
CIK 315709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☐      Not Applicable  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	31,513,703 shares outstanding at November 12, 2002

PART I  –  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30, 2002	December 31, 2001
Assets

Cash and due from banks	$139,542	$177,122

Federal funds sold	20,000	108,100

Total cash and cash equivalents	159,542	285,222

Time deposits with banks	199	1,253

Investment securities:
Held to maturity
(Market value of $2,060 on September 30, 2002 and $2,085 on December 31, 2001)	2,060	2,085
Available for sale
(Amortized cost of $3,148,686 on September 30, 2002 and $2,987,141 on December 31, 2001)	3,217,334	2,925,121

Total investment securities	3,219,394	2,927,206

Loans:
Commercial, financial and agricultural	1,547,978	1,488,196
Real estate - mortgage	469,379	441,296
Real estate - construction	257,297	271,026
Consumer	164,551	180,652
Foreign	237,778	273,038

Total loans	2,676,983	2,654,208

Less unearned discounts	(4,546)	(5,676)

Loans, net of unearned discounts	2,672,437	2,648,532

Less allowance for possible loan losses	(43,855)	(40,065)

Net loans	2,628,582	2,608,467

Bank premises and equipment, net	183,876	190,051
Accrued interest receivable	36,143	33,850
Other investments	201,601	197,275
Goodwill, net	56,954	69,638
Intangible assets, net	17,591	21,979
Other assets	45,861	46,460

Total assets	$6,549,743	$6,381,401

	September 30, 2002	December 31, 2001

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand - non-interest bearing	$692,929	$695,218
Savings and interest bearing demand	1,219,020	1,213,243
Time	2,282,472	2,424,373

Total deposits	4,194,421	4,332,834

Federal funds purchased and securities sold under repurchase agreements	463,956	714,675
Other borrowed funds and long term debt	1,281,079	777,296
Other liabilities	84,653	59,568

Total liabilities	6,024,109	5,884,373

Shareholders’ equity:

Common stock of $1.00 par value. Authorized 75,000,000 shares; issued 41,742,011 shares in 2002 and 33,214,263 shares in 2001	41,742	33,214
Surplus	30,483	27,564
Retained earnings	532,566	490,328
Accumulated other comprehensive income	43,816	18,221

	648,607	569,327

Less cost of shares in treasury, 10,163,871 shares in 2002 and 6,991,148 shares in 2001	(122,973)	(72,299)

Total shareholders’ equity	525,634	497,028

Total liabilities and shareholders’ equity	$6,549,743	$6,381,401

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$45,619	$48,477	$138,623	$154,601
Time deposits with banks	14	35	35	141
Federal funds sold	143	176	532	679
Investment securities:
Taxable	44,406	43,480	123,921	143,057
Tax-exempt	1,252	1,172	3,707	3,677
Other interest income	52	74	103	512

Total interest income	91,486	93,414	266,921	302,667

Interest expense:
Savings deposits	3,576	5,876	10,948	19,399
Time deposits	13,616	24,687	45,223	85,678
Federal funds purchased and securities sold under repurchase agreements	4,890	5,657	14,895	17,319
Other borrowings and long term debt	7,613	9,597	17,698	41,337

Total interest expense	29,695	45,817	88,764	163,733

Net interest income	61,791	47,597	178,157	138,934

Provision for possible loan losses	2,232	1,962	6,363	6,517

Net interest income after provision for possible loan losses	59,559	45,635	171,794	132,417

Non-interest income:
Service charges on deposit accounts	13,386	10,481	37,845	30,835
Other service charges, commissions and fees
Banking	3,328	2,689	9,651	7,311
Non-Banking	1,819	1,896	4,438	3,251
Investment securities transactions	2,338	108	2,295	(968)
Other investments	(734)	2,899	(5,463)	9,416
Other income	6,492	2,457	11,532	10,504

Total non-interest income	26,629	20,530	60,298	60,349

Non-interest expense:
Employee compensation and benefits	16,357	14,877	49,338	42,456
Occupancy	3,074	2,619	8,906	7,731
Depreciation of bank premises and equipment	4,158	3,306	12,052	9,894
Professional fees	1,387	1,300	4,052	3,572
Stationery and supplies	892	882	2,938	2,638
Amortization of intangible assets	1,015	1,367	1,878	3,977
Advertising	1,446	1,384	4,364	3,998
Other	10,856	8,193	29,937	23,976

Total non-interest expense	39,185	33,928	113,465	98,242

Income before provision for income taxes	47,003	32,237	118,627	94,524

Provision for income taxes	16,302	10,793	40,846	31,575

Income before cumulative effect of a change in accounting principle	30,701	21,444	77,781	62,949

Cumulative effect of a change in accounting principle, net of tax	—	—	5,130	—

Net Income	$30,701	$21,444	$72,651	$62,949

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Basic earnings per common share:

Weighted average number of shares outstanding	31,717,222	32,935,540	32,138,266	33,173,071

Income before cumulative effect of a change in accounting principle	$.97	$.65	$2.42	$1.90

Cumulative effect of a change in accounting principle, net of tax	—	—	(.16)	—

Net income	$.97	$.65	$2.26	$1.90

Diluted earnings per common share:

Weighted average number of shares outstanding	32,499,166	33,682,386	32,849,363	33,734,830

Income before cumulative effect of a change in accounting principle	$.94	$.64	$2.37	$1.87

Cumulative effect of a change in accounting principle, net of tax	—	—	(.16)	—

Net income	$.94	$.64	$2.21	$1.87

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Income	$30,701	$21,444	$72,651	$62,949

Other comprehensive income, net of tax:

Unrealized holding gains on securities arising during period, net of reclassification adjustment for gains and losses included in net income	2,085	9,161	21,488	45,429

Change in fair value of equity method investee’s derivatives	1,838	(1,672)	4,107	(1,672)

Comprehensive income	$34,624	$28,933	$98,246	$106,706

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities:

Net Income	$72,651	$62,949

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	6,363	6,517
Depreciation of bank premises and equipment	12,052	9,894
Gain on sale of bank premises and equipment	(1,952)	(54)
Gain on sale of branches	(3,087)	—
Depreciation and amortization of leasing assets	1,992	2,302
Accretion of investment securities discounts	(3,778)	(8,033)
Amortization of investment securities premiums	12,401	6,389
(Gain)loss on investment securities transactions	(2,295)	968
Amortization of intangible assets	1,878	3,977
Impairment charge on goodwill	7,893	—
Equity loss (earnings) from affiliates and other investments	6,942	(7,232)
Deferred tax expense	(3,746)	784
Decrease (increase) in accrued interest receivable	(2,487)	5,380
Net increase in other assets	(1,857)	(8,089)
Net increase in other liabilities	15,097	25,356

Net cash provided by operating activities	118,067	101,108

Investing activities:

Proceeds from maturities of securities	3,970	1,560
Proceeds from sales of available for sale securities	320,554	532,650
Purchases of available for sale securities	(1,468,106)	(963,341)
Principal collected on mortgage-backed securities	878,124	733,668
Proceeds from matured time deposits with banks	1,153	1,580
Purchases of time deposits with banks	(99)	(594)
Net increase in loans	(62,505)	(132,471)
Purchase of other investments	(10,192)	(3,544)
Distributions from other investments	5,242	25,318
Purchase of bank premises and equipment	(9,841)	(24,085)
Proceeds from sale of bank premises and equipment	3,681	100
Cash paid in excess of net assets acquired	488	(6,263)
Cash paid with sale of branches	(44,498)	—

Net cash provided by (used in) investing activities	(382,029)	164,578

Financing activities:

Net decrease in non-interest bearing demand deposits	$(2,309)	$(25,650)
Net increase in savings and interest bearing demand deposits	63,180	38,790
Net increase (decrease) in time deposits	(106,013)	4,155
Net increase (decrease) in federal funds purchased And securities sold under repurchase agreements	(250,719)	231,817
Proceeds from issuance of other borrowed funds	1,614,328	1,140,379
Principal payments on other borrowed funds	(1,110,545)	(1,619,771)
Purchase of treasury stock	(50,674)	(19,031)
Proceeds from stock transactions	3,116	1,367
Payments of cash dividends	(22,051)	(21,158)
Payments of cash dividends in lieu of fractional shares	(31)	(24)

Net cash (used in) provided by financing activities	138,282	(269,126)

Decrease in cash and cash equivalents	(125,680)	(3,440)

Cash and cash equivalents at beginning of period	285,222	126,128

Cash and cash equivalents at end of period	$159,542	$122,688

Supplemental cash flow information:
Interest paid	$60,014	$168,089
Income taxes paid	36,932	26,391

See accompanying notes to interim condensed consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1  –  Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, International Bancshares Capital Trusts I, II, III, IV, and V, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature, except for the change in accounting principle disclosed in Note 8.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in SFAS No. 142.  SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No 72 and 144 and FASB Interpretation No. 9”.  SFAS No. 72 required that in acquisitions of financial institutions, any excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired be accounted for as an unidentifiable intangible asset and subsequently amortized.  SFAS No. 72 unidentified intangible assets were excluded from the scope of SFAS No. 141 and SFAS No. 142.  Except for transactions between two or more mutual companies, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 is effective October 1, 2002 and requires that if the transaction that gave rise to the unidentified intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date of the full application of SFAS No. 142. SFAS No. 147 also requires that any interim or annual financial statements that reflect the amortization of the unidentified intangible asset subsequent to the full application of SFAS 142 shall be restated to remove that amortization expense. The Company intends to adopt SFAS No. 147 as of October 1, 2002. Upon the adoption of SFAS No. 147, the Company will reclassify $10,487,000 from intangible assets to goodwill and reverse $792,000 of amortization expense recognized during 2002 related to the SFAS 72 unidentified intangible asset.

Note 2  –  Investment Securities

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30, 2002	December 31, 2001
	(Dollars in Thousands)
U. S. Treasury and federal agencies
Available for sale	$3,081,160	$2,803,558
States and political subdivisions
Available for sale	104,234	94,176
Other
Held to maturity	2,060	2,085
Available for sale	31,940	27,387

Total investment securities	$3,219,394	$2,927,206

Note 3 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30, 2002	September 30, 2001
	(Dollars in Thousands)

Balance at January 1	$40,065	$30,812

Losses charged to allowance	(3,282)	(3,198)
Recoveries credited to allowance	1,174	808

Net losses charged to allowance	(2,108)	(2,390)

Allowance related to sale of branches	(465)	—

Provisions charged to operations	6,363	6,517

Balance at September 30	$43,855	$34,939

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) 90-day past due loans unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at September 30, 2002 were $4,146,000.  The income associated with these loans is not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to carefully monitor credit extended to such borrowers, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss, is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2002, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 4  –  Other Investments

Included in other investments is the Company’s investment in Aircraft Finance Trust (“AFT”), which is accounted for under the equity method of accounting.  The Company records its share of earnings or losses from the most recent available financial statements of AFT, during the following quarter. For the fourth quarter of 2001, AFT recorded a net operating loss of $28.8 million, which included an impairment charge of $28.4 million.  Accordingly, the Company reduced the carrying amount of the investment by $5.8 million, its share of such loss, in the first quarter of 2002.  For the first quarter of 2002, AFT reported an operating loss of $1,425,000, which resulted in a reduction of the Company’s investment by $285,000, its share of the loss, in the second quarter of 2002.  For the second quarter of 2002, AFT reported an operating loss of $2,380,000, which resulted in a reduction of the Company’s investment by $476,000, its share of the loss, in the third quarter of 2002.  Because of the events of September 11 and the impact on the airline industry including continued declines in air travel and continued reduced demand for commercial aircraft, the Company concluded that an impairment charge of $3.7 million, $2.4 million net of tax, related to its AFT investment was appropriate and recorded the charge during the second quarter 2002.  The Company continued to review the airline industry and has concluded its investment in AFT has continued to suffer other than temporary impairments in value because of continued losses from operations and the uncertainty of the re-sale market for aircraft.  The Company recorded a second impairment charge of $2.3 million, $1.6 million net of tax, in the third quarter of 2002.

AFT utilizes derivative instruments to manage the interest rate on bonds that it has issued.  The derivatives qualify as cash flow hedges and are reported at fair value. The Company records its proportionate share of the fair value of the derivatives as an increase or decrease in the investment in AFT and accumulated other comprehensive income, net of tax, which is illustrated below.

A summary of the investment in AFT follows:

	Investment	Share of Fair Value of Derivatives	Net Investment
	(Dollars in thousands)

Balance at January 1, 2002	$13,828	$(7,547)	$6,281

Share of AFT loss and change in fair value of derivatives	(5,758)	1,009	(4,749)

Balance at March 31, 2002	8,070	(6,538)	1,532

Share of AFT loss and change in fair value of derivatives	(285)	2,482	2,197

Other than temporary impairment	(3,729)	—	(3,729)

Balance at June 30, 2002	4,056	(4,056)	—

Share of AFT loss and change in fair value of derivatives	(476)	2,828	2,352

Other than temporary impairment	(2,352)	—	(2,352)

Balance at September 30, 2002	$1,228	$(1,228)	$—

Note 5  –  Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends which became effective May 17, 2001 and May 20, 2002 and were paid on June 15, 2001 and June 14, 2002, respectively.  Such stock dividends resulted in the issuance of 6,627,539 and 8,331,124 shares of Common Stock in 2001 and 2002, respectively.  Cash dividends of $.40 per share and $.37 per share were paid on April 15, 2002 and October 15, 2002.

The Company expanded its formal stock repurchase program on January 28, 2002 and June 6, 2002, September 19, 2002 and November 6, 2002.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $140,000,000 of its common stock through December 2003.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 12, 2002, a total of 2,443,592 shares had been repurchased under this program at a cost of $99,429,000, which shares are now reflected as 3,380,874 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $160,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $160,973,000 cap will occur in the future.  As of November 12, 2002, the Company has approximately $120,403,000 invested in treasury shares, adjusted for stock dividends, which amount has been accumulated since the inception of the Company.

Note 6  –  Other Borrowed Funds and Long Term Debt

Other borrowed funds and long term debt of the Company consist of Federal Home Loan Bank certificates of indebtedness and trust preferred securities, which are used to fund the earning asset base of the Company.  Balances outstanding for each category are as follows:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)

Federal Home Loan Bank borrowings	$1,171,079	$709,296
Capital securities	110,000	68,000

Total other borrowings and long term debt	$1,281,079	$777,296

Note 7  –  Sale of Branches

On August 1, 2002, the Company completed its sale of three non-strategic bank branches in Rockdale, Taylor and Giddings, Texas to Citizens National Bank located in Cameron, Texas.  The branches were previously acquired by the Company as part of its acquisition of National Bancshares Corporation in the fourth quarter of 2001 and represented approximately $36.0 million in net loans and $93.2 million in deposits.  As a result of the sale, the Company recorded a gain of $3.1 million.

The following table summarizes the sale of assets and liabilies disposed:

Liabilities:
Deposits	$93,271
Other liabilities	47
Total liabilities	93,318

Assets:
Net loans	(36,027)
Bank premises and Equipment	(2,235)
Goodwill	(4,303)
Core deposit intangible	(2,510)
Other assets	(658)
Total assets	(45,733)

Net liablities disposed	47,585
Cash paid with sale of branches	(44,498)

Gain on sale of branches	$3,087

Note 8  –  Adoption of SFAS 142

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

The Company has completed its transitional assessment of whether there is an indication that goodwill is impaired.  The Company concluded that it is probable that the goodwill related to its investment services reporting unit is impaired.  The amount of the impairment is $5,130,000, net of tax.  The fair value of the investment services reporting unit was estimated using a combination of capitalized cash flows, discounted cash flows and multiples based on publicly traded company’s market capitalization to sales.

The goodwill impairment is reported as a cumulative effect of change in accounting principle.  In accordance with Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3), the impairment charge is included in net income for the nine months ended September 30, 2002 and the three months ended March 31, 2002.  The effect of the $5,130,000, net of tax, cumulative effect of a change in accounting principle on the first quarter of 2002 is as follows:

	Three Months Ended March 31, 2002

(Amounts in thousands, except for per share data)

Net income as originally reported	$22,387

Cumulative effect of a change in Accounting principle, net of tax	(5,130)

Net income as restated	$17,257

Per share amounts	Basic	Diluted

Net income as originally reported	$.86	$.84

Cumulative effect of a change in Accounting principle, net of tax	(.20)	(.19)

Net income, as restated	$.66	$.65

The following table reconciles the Company’s reported net income and earnings per share amounts to the adjusted amounts adding back previous amounts of goodwill amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

(Amounts in thousands, except for per share data)
Reported net income	$30,701	$21,444	$72,651	$62,949
Add back:
Goodwill amortization, net of tax	—	992	—	1,760
Adjusted net income	$30,701	$22,436	$72,651	$64,709

Basic earnings per share:
Reported net income	$.97	$.65	$2.26	$1.90
Goodwill amortization	—	.03	—	.05
Adjusted net income	$.97	$.68	$2.26	$1.95

Diluted earnings per share:
Reported net income	$.94	$.64	$2.21	$1.87
Goodwill amortization	—	.03	—	.05
Adjusted net income	$.94	$.67	$2.21	$1.92

Changes in the carrying amount of goodwill are as follows for the nine-month period ended September 30, 2002:

Balance as of January 1, 2002	$69,638

Adjustments to deferred tax asset and goodwill relating to a 2001 acquisition	(488)

Record disposition of goodwill related to the sale of branches acquired in 2001	(4,303)

Impairment charge	(7,893)

Balance as of September 30, 2002	$56,954

Information on the Company’s intangible assets follows:

	Carrying Amount	Accumulated Amortization	Net

September 30, 2002

Core deposit premium	$14,150	$6,255	$7,895
SFAS 72 unidentified intangible	15,279	5,583	9,696

Total	$29,429	$11,838	$17,591

December 31, 2001

Core deposit premium	$16,660	$5,168	$11,492
SFAS 72 unidentified intangible	15,279	4,792	10,487

Total	$31,939	$9,960	$21,979

Amortization expense of intangible assets for the nine months ended September 30, 2002 was $1,878,000.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended, except for 2002, which is for the remaining three months:

Total
(in thousands)

2002	$726
2003	1,276
2004	984
2005	798
2006	690

Total	$4,474

Note 9  –  Commitments and Contingent Liabilities

The Company is involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim actual and punitive damages.  The Company has determined, based on discussions with its counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

The Company’s lead bank subsidiary has invested in partnerships which have entered into several lease-financing transactions.  The lease financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary is the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued a Notice of Final Partnership Administrative Adjustment (“FPAA”) to both of the partnerships and on September 25, 2001 the Company filed a lawsuit contesting the first FPAA received.  Prior to filing the lawsuit the Company was required to deposit the estimated tax due of approximately $4,083,000 with the IRS pursuant to the Internal Revenue Code. The Company will be filing a second lawsuit contesting the second FPAA by the end of the year.  No reliable prediction can be made at this time as to the likely outcome of the lawsuits.  However, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the partnerships’ lease financing transactions would be in question and penalties and interest could be assessed by the IRS.  Management has estimated the Company’s exposure in connection with these transactions and has reserved an appropriate amount based on the estimated exposure at September 30, 2002.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the reserve amount as deemed necessary.

Item 2  –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities:  (I) changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations, (II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, (IV) the loss of senior management or operating personnel, (V) increased competition from both within and without the banking industry, (VI) changes in local, national and international economic business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral, (VII) the timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities, (VIII) changes in the Company’s ability to pay dividends on its Common Stock, (IX) the effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions, and (X) changes in economic and business conditions which would further adversely affect the value of the Company’s investment in the Aircraft Finance Trust (“AFT”).  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combination” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.  The Company currently has $17,591,000 of identified intangible assets.  Additionally, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment at least annually.

The Company completed its transitional assessment of whether there is an indication that goodwill is impaired.  As a result of the assessment, the Company concluded that the goodwill associated with its investment services reporting unit has been impaired in the amount of $5.1 million, after tax.  The fair value of the investment services reporting unit was estimated using a combination of capitalized cash flows, discounted cash flows and multiples based on publicly traded company’s market capitalization to sales.  The impairment of the Company’s goodwill was primarily due to the economic climate and business conditions in the investment services line of business.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No 72 and 144 and FASB Interpretation No. 9”.  SFAS No. 72 required that in acquisitions of financial institutions, any excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired be accounted for as an unidentifiable intangible asset and subsequently amortized.  SFAS No. 72 unidentified intangible assets were excluded from the scope of SFAS No. 141 and SFAS No. 142.  Except for transactions between two or more mutual companies, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 is effective October 1, 2002 and requires that if the transaction that gave rise to the unidentified intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date of the full application of SFAS No. 142. SFAS No. 147 also requires that any interim or annual financial statements that reflect the amortization of the unidentified intangible asset subsequent to the full application of SFAS 142 shall be restated to remove that amortization expense. The Company intends to adopt SFAS No. 147 as of October 1, 2002. Upon the adoption of SFAS No. 147, the Company will reclassify $10,487,000 from intangible assets to goodwill and reverse $792,000 of amortization expense recognized during 2002 related to the SFAS 72 unidentified intangible asset.

Results of Operations

Overview

The third quarter earnings of $30.7 million or $.97 per share - basic ($.94 per share - diluted), represent a 43% increase in net income, a 49% increase in basic earnings per share or a 47% increase in diluted earnings per share over the corresponding period of 2001.  Third quarter earnings include a $2.3 million impairment charge on the Company’s investment in the Aircraft Finance Trust (“AFT”), a gain of $3.1 million on the sale of three former NBC branches by the Company’s lead bank subsidiary, International Bank of Commerce, Laredo and a gain of $3.8 million on sales of available for sale investment securities and other investment gains.  Net income for the nine months ended September 30, 2002 was $72.7 million or $2.26 per share - basic ($2.21 per share - diluted) as compared to $62.9 million or $1.90 per share - basic ($1.87 per share - diluted) for the nine months ended September 30, 2001.

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

Total assets at September 30, 2002, were $6,549,743,000, which represents a 3% increase from total assets of $6,381,401,000 at December 31, 2001.  Deposits at September 30, 2002 were $4,194,421,000, which represents a decrease of 3% from the $4,332,834,000 reported at December 31, 2001.  Total loans at September 30, 2002 of $2,676,983,000 increased .9% from the $2,654,208,000 reported at December 31, 2001.  The increase in assets from December 31, 2001 can be attributed to cash flow from operations and proceeds from other borrowed funds and long term debt, which were invested in available for sale investment securities and loans.  A portion of the decrease in total deposits can be attributed to the sale of three former NBC bank branches in Rockdale, Taylor and Giddings, Texas, which were acquired in 2001.  Long-term debt of $110,000,000 in the form of trust preferred securities were issued in 2001 and 2002. The aggregate amount of Federal Home Loan Bank certificates of indebtedness and trust preferred securities increased to $1,281,079,000 at September 30, 2002 from the $777,296,000 at December 31, 2001.  An additional $25,000,000 of trust preferred securities were issued on October 29, 2002.  Trust preferred securities, certificates of indebtedness and deposits are used to fund the earning asset base of the Company.

On March 13, 2002, Albertson’s, Inc. announced its intention to exit substantially all of the Company’s markets.  The Company began its relationship with Albertson’s in 1995. 38 Albertson’s supermarkets and the related in-store branches of the Company located in Houston, San Antonio, Brownsville, Corpus Christi, Laredo, Endinburg, San Juan, Pharr, Mission, Weslaco and Harlingen have been closed.  On June 7, 2002, H-E-B agreed to purchase certain former Albertson’s locations in San Antonio and the Rio Grande Valley.  The Company subsequently agreed with H-E-B to open in 5 of the Company’s previous in-store locations and the Company also agreed to open an in-store branch in another former Albertson’s store that was not occupied by the Company.  On May 10, 2002, Kroger Co. agreed to purchase certain former Albertson’s locations in Houston.  The Company subsequently agreed with Kroger to open in 3 of the Company’s previous in-store locations.  As of September 30, 2002, the Company has concluded that the remaining in-store locations will not be re-opened and has written off $1,159,000 of its investment in the related in-store branches.  The Company will continue to maintain 1 Albertson’s in-store branch in the New Braunfels market that was not closed by Albertson’s.  Additionally, the Company plans to expand its branch banking operations to service its in-store branch deposit base and existing and future deposit base.  As a result of the new branch arrangements in Houston and San Antonio and the Company’s extensive branch network, the Company does not expect a significant loss of its deposit base or a significant impact from the branch closings on its consolidated financial condition or results of operations.

On August 1, 2002, the Company completed its sale of three non-strategic bank branches in Rockdale, Taylor and Giddings, Texas to Citizens National Bank located in Cameron, Texas.  The branches were previously acquired by the Company as part of its acquisition of National Bancshares Corporation in the fourth quarter of 2001 and represented approximately $36.3 million in loans and $93.1 million in deposits.  As a result of the sale, the Company recorded a gain of $3.1 million.

Net Interest Income

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match.  In this way both earning assets and funding sources of the Company respond to changes in a similar time frame.  Net interest income for the third quarter of 2002 increased $14,194,000 (30%) over the same period in 2001.  The increase is the result of the expansion of the Company’s net interest margin from the same period in 2001 and the Company’s efforts to manage interest rate risk.

Interest and fees on loans for the third quarter of 2002 decreased $2,858,000 (or 6%) when compared to the same period in 2001.  Interest and fees on loans for the nine months ended September 30, 2002 decreased $15,978,000 (or 10%) when compared to the same period in 2001.  Interest income on taxable and tax-exempt investment securities for the third quarter of 2002 increased $1,006,000 (or 2%) when compared to the same quarter in 2001.  Interest income on taxable and tax-exempt investment securities for the nine months ended September 30, 2002 decreased $19,106,000 (or 13%) when compared to the same period in 2001.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the third quarter in 2002 decreased $1,928,000 (or 2%) when compared to the same quarter in 2001.  Total interest income from loans, time deposits, federal funds sold, investment securities and other interest income for the nine months ended September 30, 2002 decreased $35,746,000 (or 12%) when compared to the same period in 2001.  The decrease in total interest income was primarily due to the decreases in market rates that occurred throughout 2001.

Total interest expense for savings deposits, time deposits and other borrowings decreased $16,122,000 (or 35%) when compared to the same quarter in 2001 and decreased $74,969,000 (or 46%) for the nine months ended September 30, 2002.  The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities.

Non Interest Income

Non-interest income increased $6,099,000 (or 30%) when compared to the same quarter in 2001 and decreased $51,000 (or .09%) for the nine months ended September 30, 2002 when compared to the same period in 2001.  The decrease in income for the nine months ended September 30, 2002 can be attributed to impairment charges taken throughout the first three quarters of 2002 on the Company’s investment in AFT.  Investment securities gains of $2,338,000 and $2,295,000 were recorded during the third quarter and first nine months of 2002, respectively, compared to gains of $108,000 for the third quarter of 2001 and losses of $968,000 for the nine months ended September 30,2001.

Non Interest Expense

Non-interest expense increased $5,257,000 (or 15%) when compared to the same quarter of 2002 and increased $15,223,000 (or 15%) for the nine months ended September 30, 2002 when compared the same period of 2001.  Non-interest expense increased due to the Company’s expanded operations at the bank subsidiaries, which includes the additional branches acquired as the result of the National Bancshares of Texas acquisition in 2001.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income was 44.3% for the third quarter of 2002, compared to 49.8% for the third quarter of 2001 and 47.6% for the nine months ended September 30, 2002 when compared to 49.3% for the same period of 2001.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 9% to $43,855,000 at the end of the third quarter of 2002 from $40,065,000 for the year ended December 31, 2001.  The provision for possible loan losses charged to expense decreased 2% to $6,363,000 for the nine months ended September 30, 2002 from $6,517,000 for the same period in 2001.  The allowance for possible loan losses was 1.64% of total loans, net of unearned income, at September 30, 2002, compared to 1.51% at December 31, 2001.

Investment Securities

Investment securities increased 10% to $3,219,394,000 at September 30, 2002, from investment securities of $2,927,206,000 at December 31, 2001.  Time deposits with other banks at September 30, 2002 decreased 84% to $199,000 from $1,253,000 at December 31, 2001. Total federal funds sold decreased 81% to $20,000,000 at September 30, 2002 as compared to $108,100,000 at December 31, 2001.  The changes reflected during the third quarter of 2002 were primarily from the results of increased purchases of available for sale investment securities.

Foreign Operations

On September 30, 2002, the Company had $6,549,743,000 of consolidated assets of which approximately $239,221,000 or 4% were related to loans outstanding to borrowers domiciled in Mexico compared to $273,038,000 or 4% at December 31, 2001.  Of the $239,221,000, 75% is directly or indirectly secured by U.S. assets, principally certificates of deposits and real estate; 20% is secured by Mexican real estate; 3% is secured by Mexican real estate related to maquiladora plants which are guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.4% is unsecured; and .6% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company considers the Allowance for Possible Loan Losses as a policy critical to the sound operations of the subsidiary banks.  The Company provides for loan losses each period by an amount resulting from both (a) the Company’s review of specific impaired loans, (b) an estimate by management of possible loan losses that may occur during the period and (c) the ongoing adjustment of prior estimates of possible losses occurring in prior periods.  The provision for possible loan losses increases the allowance for possible loan losses, which is netted against net loans after unearned discounts on the consolidated statement of condition.  As losses are confirmed, the loan is written down, reducing the allowance for possible loan losses.  See discussion regarding the allowance for possible loan losses and provision for possible loan losses included in the results of operations and “Allowance for Possible Loan Losses” included in Note 3 of the Notes to Consolidated Financial Statements for further information regarding the Company’s provision and allowance for possible loan losses policy.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2002, shareholders’ equity was $525,634,000 compared to $497,028,000 at December 31, 2001, an increase of $28,606,000 or 6%.  The increase in shareholders’ equity resulted from the retention of earnings throughout 2002, the increase in the unrealized gain on available for sale investment securities and the change in the fair value of AFT’s derivatives.

The Company had a leverage ratio of 8.01% and 6.67%, risk-weighted Tier 1 capital ratio of 14.76% and 13.83% and risk-weighted total capital ratio of 16.00% and 15.06% at September 30, 2002 and December 31, 2001, respectively.  The identified intangibles and goodwill of $74,545,000 as of September 30, 2002, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

On October 16, 2002, the Company formed International Bancshares Trust VI (“Trust VI”), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On October 29, 2002, Trust VI issued $25,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.45% over the London Interbank Offer Rate (“LIBOR”), payable quarterly beginning February 7, 2002.  The Capital Securities will mature November 7, 2032; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after November 7, 2007, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of the Trusts with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to 20 consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory bodies.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipated fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2002 is illustrated in the table on page 23.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

	RATE/MATURITY
June 30, 2002 (Dollars in Thousands)	3 MONTHS OR LESS	OVER 3 MONTHS TO 1 YEAR	OVER 1 YEAR TO 5 YEARS	OVER 5 YEARS	TOTAL

SECTION A

RATE SENSITIVE ASSETS

FEDERAL FUNDS SOLD	$20,000	—	—	—	$20,000
DUE FROM BANK INTEREST EARNING	100	99	—	—	199
INVESTMENT SECURITIES	247,777	623,375	1,757,885	590,357	3,219,394
LOANS, NET OF NON-ACCRUALS	1,774,206	229,895	362,936	305,269	2,672,306

TOTAL EARNING ASSETS	$2,042,083	$853,369	$2,120,821	$895,626	$5,911,899

CUMULATIVE EARNING ASSETS	$2,042,083	$2,895,452	$5,016,273	$5,911,899

SECTION B

RATE SENSITIVE LIABILITIES

TIME DEPOSITS	$1,119,137	$959,499	$203,504	$332	$2,282,472
OTHER INTEREST BEARING DEPOSITS	1,219,020	—	—	—	1,219,020
FED FUNDS PURCHASED AND REPOS	97,244	66,712	—	300,000	463,956
OTHER BORROWINGS AND LONG TERM DEBT	1,215,179	55,000	812	10,088	1,281,079

TOTAL INTEREST BEARING LIABILITIES	$3,650,580	$1,081,211	$204,316	$310,420	$5,246,527

CUMULATIVE SENSITIVE LIABILITIES	$3,650,580	$4,731,791	$4,936,107	$5,246,527

SECTION C

REPRICING GAP	$(1,608,497)	$(227,842)	$1,916,505	$585,206	$665,372
CUMULATIVE REPRICING GAP	(1,608,497)	(1,836,339)	80,166	665,372	665,372
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.56	.79	10.38	2.89	1.13
RATIO OF CUMULATIVE, INTEREST- SENSITIVE ASSETS TO LIABILITIES	.56	.61	1.02	1.13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the third quarter of 2002, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2001.

Item 4.   Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  –  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibit is filed with this report:

(99)  Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Registrant filed a current report on Form 8-K on November 8, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the expansion of the Registrant's stock repurchase program.

Registrant filed a current report on Form 8-K on November 7, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of third quarter 2002 earnings.

Registrant filed a current report on Form 8-K on September 27, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement that Imelda Navarro, Senior Executive Vice President of the Registrant’s lead bank, International Bank of Commerce, Laredo, had been elected to the Boards of Directors of International Bank of Commerce, Laredo and the International Bancshares Corporation.

Registrant filed a current report on Form 8-K on September 24, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the expansion of the Registrant’s stock repurchase program.

Registrant filed a current report on Form 8-K on August 28, 2002, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits in connection with the announcement of a thirty seven cents per share cash dividend to all shareholders of record as of September 27, 2002, with said dividend payable on October 15, 2002.

SIGNATURES  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date: November 14, 2002	/s/ Dennis E. Nixon
Dennis E. Nixon
President (Chief Executive Officer)

Date: November 14, 2002	/s/ Imelda Navarro
Imelda Navarro
Treasurer (Chief Financial Officer)

Certification

I, Dennis E. Nixon, certify that:

1.               I have reviewed this quarterly report on form 10-Q of International Bancshares Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Dennis E. Nixon
Dennis E. Nixon
President (Chief Executive Officer)

Certification

I, Imelda Navarro, certify that:

1.               I have reviewed this quarterly report on form 10-Q of International Bancshares Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data  and have identified for the registrant’s auditors any material weakness in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Imelda Navarro
Imelda Navarro
Treasurer (Chief Financial Officer)