Form 10-K
period 2002-12-31
INTERNATIONAL BANCSHARES CORP
filed 2003-03-31
CIK 315709

Use these links to rapidly review the document
CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 0-9439

INTERNATIONAL BANCSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation)	74-2157138 (I.R.S. Employer Identification No.)
1200 San Bernardo Avenue Laredo, Texas 78042-1359 (Address of principal executive office and Zip Code)	(956) 722-7611 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($1.00 par value)
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $1,244,274,000 based on the closing sales price of the stock on such date.

        As of March 24, 2003, there were 30,921,327 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2002 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders (in Part III).

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

        Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities: (I) changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations, (II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations,

(IV) the loss of senior management or operating personnel, (V) increased competition from both within and without the banking industry, (VI) changes in local, national and international economic business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral, (VII) the timing, impact and other uncertainties of the Company's potential future acquisitions including the Company's ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities, (VIII) changes in the Company's ability to pay dividends on its Common Stock, (IX) the effects of the litigation pending with the Internal Revenue Service regarding the Company's lease financing transactions, and (X) changes in the Company's loan loss reserves as the result of changes in local, national or international conditions which adversely affect the Company's customers. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Item 1. Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through over 95 main banking and branch facilities located in 35 communities in South and Southeast Texas. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2002 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

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

        Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Company's efficiency ratio (other operating expenses divided by net interest income and other operating income) for the year ended December 31, 2002 was 48% and has been under 53% for each of the last five years, which the Company believes is well below national peer group ratios. One of the benefits derived from such operating efficiencies is that the Company is not subjected to undue pressure to generate interest income from high-risk loans. Accordingly, the Company believes it is able to be more selective and conservative with respect to its credit decisions. Despite this lack of economic pressure, the Banks aggressively pursue, with the help of the local boards, quality credits with an emphasis on loans to small and medium sized businesses. During 2002, net loans increased 4.5% over the corresponding 2001 period.

        On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce ("IBC"), which is today the flagship bank of the Company, representing 80% of the Company's banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly-owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company has formed three banks: (i) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas ("Commerce Bank"); (ii) International Bank of Commerce, Brownsville, a Texas state banking association which commenced operations in 1984, located in Brownsville, Texas ("IBC-Brownsville"); and (iii) International Bank of Commerce, Zapata, a Texas state banking association which commenced operations in 1984, located in Zapata, Texas ("IBC-Zapata").

        During the last several years, the Company has acquired various financial institutions and banking assets in its trade area. The community focus of the subsidiary banks and the involvement of the local boards has resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. The Company's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

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

        The Company also has ten direct non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company, (v) International Bancshares Capital Trust I, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, (vi) International Bancshares Capital Trust II, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, (vii) International Bancshares Capital Trust III, a capital securities corporation incorporated in the State of

Delaware for the purpose of issuing Trust Preferred Securities, (viii) International Bancshares Capital Trust IV, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, (ix) International Bancshares Capital Trust V, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities, and (x) International Bancshares Capital Trust VI, a capital securities corporation incorporated in the State of Delaware for the purpose of issuing Trust Preferred Securities. The Company also owns a controlling interest in Gulfstar Group I, Ltd. and related entities, which are involved in investment banking and merchant banking activities.

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. As part of its international strategy the Company also aims to provide a full array of banking services to "maquiladoras," including account and payroll services. A "maquiladora" is a type of assembly or manufacturing plant under Mexican law, which is typically owned by a United States company and located on Mexico's northern border for the purpose of temporarily importing materials to be assembled in Mexico and re-exported to the United States. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 190 automated teller machines, and through their over 95 branches situated in retail locations and shopping malls. Most recently, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "IBC OVERDRAFT COURTESY," "BIZ RITE CHECKING," and "IT'S A BRIGHTER CHRISTMAS" as well as a design mark depicting the United States and Mexico and a design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as a design mark depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2002 the Company and its subsidiaries employed approximately 1,671 persons full-time and 266 persons part-time.

Competition

        The Company is the largest minority-owned bank holding company in the United States, with more than a majority of its common stock being held by Hispanic shareholders. The Company is the second largest independent Texas bank holding company. The primary market area of the Company is South and Southeast Texas, an area bordered on the east by the Houston area, to the northwest by Austin, to the southwest by Del Rio and to the southeast by Brownsville. The Company has increased its market share in its primary market area over the last seven years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank-related services being provided by non-bank entities has increased dramatically during the last several years.

        The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 41%, 40% and 42% of the bank subsidiaries' total deposits as of December 31, 2002, 2001 and 2000, respectively.

        Under the Gramm-Leach-Bliley Act ("GLBA"), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity to be known as a financial holding company which may then serve its customers' varied financial needs through a single corporate structure. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

        THE USA PATRIOT ACT. On October 26, 2001, the President signed into law a comprehensive anti-terrorism legislation entitled Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the "Act"). Title III of the Act constitutes the USA PATRIOT ACT. The USA PATRIOT ACT substantially expands and changes the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. Among its provisions, the Act requires each financial institution to: (i) establish and maintain an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Also, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. In November 2001, the Department of the Treasury issued interim guidance concerning compliance by covered financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions. On October 28, 2002, the Department of Treasury's final rule codifying the interim guidance became effective.

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

        Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. During the second quarter of 2001, the insurance agency subsidiary acquired another insurance agency. As a result of GLBA, the Texas Department of Insurance issued Commissioner's Bulletin No. B-0005-00 indicating that bank insurance agency activities could be conducted without geographic limitations. Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Securities Exchange Act of 1934. A financial holding company that has a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2002, the Company has made two merchant banking investments.

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

        The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC") have adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The final rule was effective April 1, 2002 and applies a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases.

        The Federal Reserve Board and Secretary of Treasury have also requested public comment on the issue of whether to add the activities of real estate brokerage and real estate management to the list of permissible activities for financial holding companies and financial subsidiaries of national banks.

        SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective from within 30 days to one year from enactment.

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

        During 1999, the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers adopted new rules, which became effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that the audit committee review and assess the adequacy of its charter on an annual basis, that independent auditors review public companies' interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees. The bank subsidiaries of the Company satisfy the annual audit requirement by relying on the audit of the Company. The Company is subject to the enhanced audit committee requirements set forth in the Sarbanes-Oxley Act of 2002.

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

        CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2002, the Company's ratio of total capital-to-risk-weighted assets was 17.21%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity. The deductible core deposit intangibles and goodwill of $74,611,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2002 was 8.71%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2002. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 2002, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

        AFFILIATE TRANSACTIONS. The Company, IBC and the other bank subsidiaries of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions. On October 31, 2002, the Board of Governors of the Federal Reserve System adopted a final rule (Regulation W) to implement comprehensively sections 23A and 23B of the Federal Reserve Act and provide several new exemptions consistent with the purposes of the statute. The final rule combines statutory restrictions on transactions between a member bank and its affiliates with numerous Board interpretations and exemptions in an effort to simplify compliance with sections 23A and 23B. The final rule is effective April 1, 2003.

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

        LENDING RESTRICTIONS. The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB there under, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company.

        DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. Dividends may not be paid from "certified surplus," which is designated by the Board of Directors of Texas banking associations from undivided profits in connection with the establishment of the bank's lending limit. Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. At December 31, 2002 there was an aggregate of approximately $188,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized". Further, the Company could expend the entire $188,000,000 and continue to be classified as "well capitalized". Note 19 of notes to Consolidated Financial Statements of the Company located on page 48 through 50 of the 2002 Annual Report are incorporated herein by reference.

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

        The following table sets forth a comparative summary of average interest earning assets and average interest bearing liabilities and related interest yields for the years ended December 31, 2002, 2001 and 2000 (Dollars in Thousands) (Note 1). Nonaccrual loans have been included in assets for the purpose of this analysis:

	Years ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Rate/Cost	Average Balance	Interest	Average Rate/Cost	Average Balance	Interest	Average Rate/Cost
Assets
Interest earning assets:
Loans, net of unearned discounts:
Domestic	$2,416,259	$169,675	7.02%	$2,111,103	$176,639	8.37%	$1,856,462	$189,696	10.22%
Foreign	248,597	14,128	5.68	247,784	22,389	9.04	247,130	22,826	9.24
Investment securities:
Taxable	2,927,420	164,272	5.61	2,854,225	184,576	6.47	2,847,228	196,284	6.42
Tax-exempt	101,585	4,990	4.91	97,808	4,861	4.97	91,236	5,119	5.61
Time deposits with banks	294	36	2.18	2,097	162	7.73	2,135	157	7.35
Federal funds sold	43,784	671	1.53	60,123	1,142	1.90	15,180	929	6.12
Other	3,430	156	4.55	3,650	586	8.52	2,568	321	12.50

Total interest-earning assets	$5,741,369	$353,928	6.16	$5,376,790	$364,579	7.26	$5,061,939	$415,332	7.25
Non-interest earning assets:
Cash and due from banks	129,252			125,907			110,843
Bank premises and equipment, net	185,958			166,390			148,579
Other assets	349,820			344,351			361,728
Less allowance for possible loan losses	(42,376)			(34,233)			(29,201)

Total	$6,364,023			$5,979,205			$5,653,888

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Savings and interest bearing demand deposits	$1,222,190	$14,185	1.16%	$988,132	$23,585	2.39%	$907,402	$27,945	3.08%
Time deposits:
Domestic	954,084	26,093	2.73	986,379	47,011	4.77	966,670	53,115	5.49
Foreign	1,377,924	31,814	2.31	1,314,481	59,743	4.54	1,228,445	67,628	5.51
Securities sold under repurchase agreements and federal funds purchased	498,869	19,696	3.95	478,875	23,100	4.82	149,802	8,160	5.45
Other borrowings and Long term debt	1,072,381	24,627	2.30	1,097,315	47,369	4.32	1,467,692	94,908	6.47

Total interest bearing liabilities	$5,125,448	$116,415	2.27	$4,865,182	$200,808	4.13	$4,720,011	$251,756	5.33
Non-interest bearing liabilities:
Demand deposits	688,644			578,026			532,434
Other liabilities	57,670			67,139			42,093
Shareholders' equity	492,261			468,858			359,350

Total	$6,364,023			$5,979,205			$5,653,888

Net interest income		$237,513			$189,547			$163,576

Net yield on interest earning assets			4.14%			3.53%			3.23%

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

INTEREST RATES AND INTEREST DIFFERENTIAL

        The following table analyzes the changes in net interest income during 2002 and 2001 and the relative effect of changes in interest rates and volumes for each major classification of interest earning assets and interest-bearing liabilities. Nonaccrual loans have been included in assets for the purpose of this analysis, which reduces the resulting yields (Note 1):

	2002 compared to 2001			2001 compared to 2000
	Net increase (decrease) due to			Net increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Interest earned on:
Loans, net of unearned discounts:
Domestic	$23,648	$(30,612)	$(6,964)	$23,983	$(37,040)	$(13,057)
Foreign	73	(8,334)	(8,261)	60	(497)	(437)
Investment securities:
Taxable	4,656	(24,960)	(20,304)	473	(12,181)	(11,708)
Tax-exempt	188	(59)	129	352	(610)	(258)
Time deposits with banks	(188)	62	(126)	(3)	8	5
Federal funds sold	(274)	(197)	(471)	1,212	(999)	213
Other	(33)	(397)	(430)	158	107	265

Total interest income	$28,070	$(64,497)	$(36,427)	$26,235	$(51,212)	$(24,977)

Interest incurred on:
Savings and interest bearing demand deposits	$4,699	$(14,099)	(9,400)	$2,319	$(6,679)	(4,360)
Time deposits:
Domestic	(1,488)	(19,430)	(20,918)	1,052	(7,156)	(6,104)
Foreign	2,746	(30,675)	(27,929)	4,539	(12,424)	(7,885)
Securities sold under repurchase agreements and federal funds purchased	926	(4,330)	(3,404)	15,986	(1,046)	14,940
Other borrowings	(1,054)	(21,688)	(22,742)	(20,519)	(27,020)	(47,539)

Total interest expense	$5,830	$(90,223)	$(84,393)	$3,377	$(54,325)	$(50,948)

Net interest income	$22,240	$25,726	$47,966	$22,858	$3,113	$25,971

(Note 1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST RATE SENSITIVITY

        The net interest rate sensitivity as of December 31, 2002 is illustrated in the following table. This information reflects the balances of assets and liabilities whose rates are subject to change. As indicated in the table, the Company is liability sensitive during the early time periods and is asset sensitive in the longer periods. The table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position at future dates.

December 31, 2002 (Dollars in Thousands)	Rate/Maturity 3 Months or Less	Rate/Maturity Over 3 Months to 1 Year	Rate/Maturity Over 1 Year to 5 Years	Rate/Maturity Over 5 Years	Total
Section A
Rate sensitive assets
Federal funds sold	$13,000	—	—	—	$13,000
Due from bank interest earning	—	99	—	—	99
Investment securities	246,101	593,671	1,642,426	590,573	3,072,771
Loans, net of non-accrual	1,929,409	190,678	323,768	325,636	2,769,491

Total earning assets	$2,188,510	$784,448	$1,966,194	$916,209	$5,855,361

Cumulative earning assets	$2,188,510	$2,972,958	$4,939,152	$5,855,361

Section B
Rate sensitive liabilities
Time deposits	$1,150,154	$911,020	$231,593	$349	$2,293,026
Other interest bearing deposits	1,262,907	—	—	—	1,262,907
Securities sold under repurchase agreements	95,596	62,318	—	300,000	457,914
Other borrowings and long term debt	1,120,080	55,000	50,690	10,087	1,185,857

Total interest bearing liabilities	$3,628,737	$1,028,338	$232,193	$310,436	$5,199,704

Cumulative sensitive liabilities	$3,628,737	$4,657,075	$4,889,268	$5,199,704

Section C
Repricing gap	$(1,440,227)	$(243,890)	$1,734,001	$605,773	$656,657
Cumulative repricing gap	(1,440,227)	(1,684,117)	49,884	655,657	656,657
Ratio of interest-sensitive assets to liabilities	.60	.76	8.47	3.00	1.13
Ratio of cumulative, interest-sensitive assets to liabilities	.60	.64	1.01	1.13

INVESTMENT SECURITIES

        The following table sets forth the carrying value of investment securities as of December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001	2000
	(Dollars in Thousands)
U.S. Treasury and Government Securities
Available for sale	$12,589	$148,141	$244,811
Mortgage-backed securities
Available for sale	2,895,338	2,655,417	2,583,323
Obligations of states and political subdivisions
Held to maturity	—	—	60
Available for sale	105,952	89,486	96,791
Equity securities
Available for sale	8,057	4,610	85,978
Other securities
Held to maturity	2,060	2,085	2,160
Available for sale	48,775	27,467	173

Total	$3,072,771	$2,927,206	$3,013,296

        The following tables set forth the contractual maturities of investment securities, based on amortized cost, at December 31, 2002 and the average yields of such securities, except for the totals, which reflect the weighted average yields. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

			Available for Sale Maturing
	Within one year		After one but within five years		After five but within ten years		After ten years
	Adjusted		Adjusted		Adjusted		Adjusted
	cost	Yield	cost	Yield	cost	Yield	cost	Yield
	(Dollars in Thousands)
U.S. Treasury and obligations of other U.S. Govern- agencies	$1,509	3.65%	$518	6.02%	$—	—%	$10,317	7.27%
Mortgage-backed securities	17,920	7.01	37,285	7.32	317,987	5.26	2,447,346	6.01
Obligations of states and political subdivisions	—	—	455	7.53	—	—	105,034	4.70
Other securities	—	—	23,075	2.76	—	—	24,050	9.29
Equity securities	410	—	—	—	—	—	7,000	4.07

Total	$19,839	6.61%	$61,333	5.60%	$317,987	5.26%	$2,593,747	5.99%

			Held to Maturity Maturing
	Within one year		After one but within five years		After five but within ten years		After ten years
	Adjusted		Adjusted		Adjusted		Adjusted
	cost	Yield	cost	Yield	cost	Yield	cost	Yield
	(Dollars in Thousands)
Other securities	$225	4.61%	$1,735	5.70%	$100	7.00%	$—	—%

Total	$225	4.61%	$1,735	5.70%	$100	7.00%	$—	—%

Mortgage-backed securities are primarily securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae"), and the Government National Mortgage Association ("Gennie Mae").

LOAN PORTFOLIO

        The amounts of loans outstanding, by classification, at December 31, 2002, 2001, 2000, 1999 and 1998 are shown in the following table:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Commercial, financial and agricultural	$1,595,140	$1,488,196	$1,286,576	$1,115,511	$896,060
Real estate-mortgage	507,837	441,296	287,319	278,819	215,689
Real estate-construction	276,595	271,026	232,589	129,813	94,374
Consumer	160,546	180,652	165,875	171,104	250,917
Foreign	233,276	273,038	278,119	216,632	166,324

Total loans	2,773,394	2,654,208	2,250,478	1,911,879	1,623,364
Unearned discount	(3,832)	(5,676)	(7,199)	(8,355)	(8,025)

Loans, net of unearned discount	$2,769,562	$2,648,532	$2,243,279	$1,903,524	$1,615,339

        The following table shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are due in the years indicated. Also, the amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Maturing
	Within one year	Maturing After one but within five years	After five years	Total
	(Dollars in Thousands)
Commercial, financial and agricultural	$502,765	$962,815	$129,560	$1,595,140
Real estate—construction	143,007	123,473	10,115	276,595
Foreign	145,197	76,700	11,379	233,276

Total	$790,969	$1,162,988	$151,054	$2,105,011

	Interest sensitivity
	Fixed rate	Variable rate
	(Dollars in Thousands)
Due after one but within five years	$237,011	$925,978
Due after five years	42,462	108,591

Total	$279,473	$1,034,569

        The following table presents information concerning the aggregate amount of non-accrual, past due and restructured domestic loans; certain loans may be classified in one or more category:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$3,649	$8,170	$6,191	$7,234	$4,868
Loans contractually past due ninety days or more as to interest or principal payments	5,241	2,937	7,064	13,758	8,543
Loans accounted for as "troubled debt restructuring"	165	103	491	543	592

        The following table presents information concerning the aggregate amount of non-accrual and past due foreign loans extended to persons or entities in Mexico or to the Mexican Government, certain loans may be classified in one or more category:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$254	$82	$82	$428	$670
Loans contractually past due ninety days or more as to interest or principal payments	21	66	258	490	242

        The gross income that would have been recorded during 2002 on non-accrual and restructured loans in accordance with their original contract terms was $511,000 on domestic loans and $56,000 on foreign loans. The amount of interest income on such loans that was recognized in 2002 was $42,000 on domestic loans and $2,000 for foreign loans.

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

        The following table presents certain information about cross-border outstanding loans, acceptances, and accrued interest thereon, related to Mexico:

	December 31,
	2002	2001	2000
	(Dollars in Thousands)
Loans:
Commercial, financial and agricultural	$180,209	$228,610	$242,450
Real estate-mortgage	12,534	9,461	8,674
Consumer	40,534	34,967	26,995

	233,277	273,038	278,119
Less allowance for possible loan losses	(1,179)	(1,502)	(1,831)

Net loans	$232,098	$271,536	$276,288

Accrued interest receivable	$1,357	$1,282	$2,630

SUMMARY OF LOAN LOSS EXPERIENCE

        The following table summarizes loan balances at the end of each year and average loans outstanding during the year; changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category; and additions to the allowance which have been charged to expense:

	At Years ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Loans, net of unearned discounts, outstanding at December 31,	$2,769,562	$2,648,532	$2,243,279	$1,903,524	$1,615,339

Average loans outstanding during the year (Note 1)	$2,664,856	$2,358,886	$2,103,593	$1,731,640	$1,493,664

Balance of allowance at January 1,	$40,065	$30,812	$26,770	$25,551	$24,516
Provision charged to expense	8,541	8,631	6,824	6,379	571
Loans charged-off:
Domestic:
Commercial, financial and agricultural	(2,490)	(2,023)	(1,161)	(1,634)	(2,180)
Real estate-mortgage	(240)	(335)	(176)	(227)	(157)
Consumer	(2,412)	(1,895)	(2,323)	(4,688)	(6,483)
Foreign	(115)	(16)	(22)	—	(65)

Total loans charged-off	(5,257)	(4,269)	(3,682)	(6,549)	(8,885)

Recoveries credited to allowance:
Domestic:
Commercial, financial and agricultural	495	435	502	735	795
Real estate mortgage	247	21	69	89	18
Consumer	553	471	327	564	531
Foreign	34	9	2	1	5

Total recoveries	1,329	936	900	1,389	1,349

Net loans charged-off:	(3,928)	(3,333)	(2,782)	(5,160)	(7,536)
Allowance acquired (disposed) in purchase or sale transactions	(465)	3,955	—	—	—

Balance of allowance at December 31,	$44,213	$40,065	$30,812	$26,770	$25,551

Ratio of net loans charged-off during the year to average loans outstanding during the year (Note 1)	.15%	.14%	.13%	.30%	.50%

Ratio of allowance to loans, net of unearned discounts, outstanding at December 31,	1.60%	1.50%	1.37%	1.41%	1.58%

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

        Each bank subsidiary has always provided an amount for possible loan losses sufficient both to cover net loan losses sustained and to maintain an appropriate balance in the allowance for possible loan losses that considers the element of risk which is estimated to be present in outstanding loans. The aggregate allowance for possible loan losses of all bank subsidiaries approximated 1.60% and 1.51% of total loans of bank subsidiaries, net of unearned income, for December 31, 2002 and 2001, respectively.

        The amount charged against 2002 earnings and the other years presented as a provision for possible loan losses was the sum required to bring the allowance to the point which management of each bank subsidiary considers adequate to cover probable loan losses. Such a determination is based on a continual and conservative review process of the loan portfolio performed by senior officers of each bank subsidiary who consider certain factors, including but not limited to, previous loss experience in portfolio segments and assessment of current economic conditions. See Critical Accounting Policies located on page 12 and 13 of the 2002 Annual Report, which is incorporated herein by reference.

        The allowance for possible loan losses has been allocated based on the amount management has deemed to be reasonably necessary to provide for the probable losses incurred within the following categories of loans at the dates indicated and the percentage of loans to total loans in each category:

	At December 31,
	2002		2001		2000		1999		1998
	Allowance	Percent of loans	Allowance	Percent of loans	Allowance	Percent of loans	Allowance	Percent of loans	Allowance	Percent of loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$27,024	57.5%	$24,101	56.1%	$18,904	57.2%	$16,745	58.4%	$15,022	55.2%
Real estate mortgage	8,604	18.3	7,147	16.6	4,222	12.8	4,185	14.6	3,616	13.3
Real estate construction	4,686	10.0	4,389	10.2	3,418	10.3	1,949	6.8	1,582	5.8
Consumer	2,720	5.8	2,926	6.8	2,437	7.4	2,569	8.9	4,207	15.5
Foreign	1,179	8.4	1,502	10.3	1,831	12.3	1,322	11.3	1,124	10.2

	$44,213	100.0%	$40,065	100.0%	$30,812	100.0%	$26,770	100.0%	$25,551	100.0%

DEPOSITS

        The average amount of deposits, based on month-end balances and interest expense is summarized for the years indicated in the following table:

	For the Years ended December 31,
	2002	2001
	(Dollars in Thousands)
Deposits:
Demand—non-interest bearing
Domestic	$616,033	$549,584
Foreign	72,609	66,550

Total demand non-interest bearing	688,643	616,134

Savings and interest bearing demand
Domestic	935,739	562,725
Foreign	286,450	186,787

Total savings and interest bearing demand	1,222,190	749,512

Time certificates of deposit $100,000 or more:
Domestic	509,133	478,065
Foreign	1,027,790	941,874
Less than $100,000:
Domestic	444,952	477,754
Foreign	350,133	331,946

Total time, certificates of deposit	2,332,008	2,229,639

Total deposits	$4,242,841	$3,595,285

	For the Years ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Interest Expense:
Savings and interest bearing demand
Domestic	$11,320	$18,636	$21,756
Foreign	2,865	4,949	6,189

Total savings and interest bearing demand	$14,185	$23,585	$27,945

Time, certificates of deposit $100,000 or more
Domestic	$13,442	$25,609	$28,359
Foreign	24,743	46,447	51,675
Less than $100,000
Domestic	12,652	21,402	24,756
Foreign	7,070	13,296	15,953

Total time, certificates of deposit	$57,907	$106,754	$120,743

Total interest expense on deposits	$72,092	$130,339	$148,688

        Maturities of time certificates of deposit outstanding at December 31, 2002 are summarized as follows:

	December 31, 2002
	$100,000 or more	Less than $100,000
	(Dollars in Thousands)
3 months or less	$741,721	$408,134
Over 3 but through 12 months	621,802	289,518
Over 12 months	148,456	83,395

Total	$1,511,979	$781,047

RETURN ON EQUITY AND ASSETS

        Certain key ratios for the Company for the years ended December 31, 2002, 2001 and 2000 follows (Note 1):

	Years ended December 31,
	2002	2001	2000
Percentage of net income to:
Average shareholders' equity	20.44%	17.78%	20.92%
Average total assets	1.58	1.39	1.33
Percentage of average shareholders' equity to average total assets	7.74	7.84	6.36
Percentage of cash dividends per share to net income per share	23.92	28.32	31.23

(Note 1) The average balances for purposes of the above table are calculated on the basis of month-end balances.

FOREIGN ACTIVITIES

        Information regarding foreign activities has been provided in the preceding sections and Note 11 of notes to consolidated financial statements located on page 38 and 39 of the 2002 Annual Report to Shareholders which is incorporated herein by reference.

Item 2. Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas in a modern building owned and completely occupied by the Company and IBC and containing approximately 97,000 square feet. The bank subsidiaries of IBC have over 95 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceed such limitation.

Item 3. Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 16 of the notes to consolidated financial statements located on page 45 and 46 of the 2002 Annual Report to Shareholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Since the 2002 Annual Meeting of Shareholders of the Company held on May 20, 2002, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2003 Annual Meeting of shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	60	Chairman of the Board and President of the Company, Chief Executive Officer of IBC	1979
R. David Guerra	50	Vice President of the Company and President of IBC McAllen Branch	1986
Imelda Navarro	45	Treasurer of the Company and Senior Executive Vice President of IBC	1982

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company or IBC during the past five years.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The information set forth under the caption "Common Stock and Dividends" and "Equity Compensation Plan Information" located on page 15 and 16 of Registrant's 2002 Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2002 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 16 of Registrant's 2002 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under (i) the caption "Liquidity and Capital Resources" located on pages 7 through 16 of the Registrant's 2002 Annual Report, and (ii) under the caption "Interest Rate Sensitivity" in Item 1 of this report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 18 through 55 of Registrant's 2002 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 56 and 57 of Registrant's 2002 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders entitled "Election of Directors" and (ii) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11. Executive Compensation

        There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders entitled "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference (i) those portions of the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders entitled "Principal Shareholders" and "Security Ownership of Management" and (ii) the information set forth under the caption "Equity Compensation Plan Information" located on page 16 of the Registrant's 2002 Annual Report.

Item 13. Certain Relationships and Related Transactions

        There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Shareholders entitled "Interest of Management in Certain Transactions."

Item 14. Controls and Procedures

        The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and Management, including the principal executive officer and the principal financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

        Subsequent to the date of their evaluation, there were no significant changes in the internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents
1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2002 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Independent Auditors' Report

    Consolidated:

    Statements of Condition as of December 31, 2002 and 2001

    Statements of Income for the years ended December 31, 2002, 2001 and 2000

    Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

    Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

    Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

  (10o)-Agreement and Plan of Merger dated as of July 30, 2001, among International Bancshares Corporation, NBC Acquisitions Corp. and National Bancshares Corporation of Texas (incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by International Bancshares Corporation and NBC Acquisitions Corp. with the Securities Exchange Commission on August 9, 2001, SEC File No. 005-34020.

  (10p)-First Amendment to Agreement and Plan of Merger dated November 27, 2001, among International Bancshares Corporation, NBC Acquisitions Corp. and National Bancshares Corporation of Texas.

  (13)**-International Bancshares Corporation 2002 Annual Report

  (21)-List of Subsidiaries of International Bancshares Corporation as of March 31, 2003

  (23)-Independent Auditors' Consent

  (99a)-Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (99b)-Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed
**
Deemed filed only with respect to those portions thereof incorporated herein by reference
+
Executive Compensation Plans and Arrangements
(b)
Reports on Form 8-K

        Registrant filed a current report on Form 8-K on February 27, 2003 covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement of a forty three cents per share cash dividend to all shareholders of record as of March 31, 2003 with said dividend payable on April 15, 2003.

        Registrant filed a current report on Form 8-K on February 25, 2003 covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement of Annual 2002 earnings.

        Registrant filed a current report on Form 8-K on November 8, 2002 covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the expansion of the Registrant's stock repurchase program.

        Registrant filed a current report on Form 8-K on November 7, 2002 covering Item 5—Other Events and Item 7—Financial Statements and Exhibits in connection with the announcement of Third Quarter 2002 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)
By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	March 31, 2003
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer)	March 31, 2003
/s/ LEONARDO SALINAS Leonardo Salinas	Director	March 31, 2003
/s/ LESTER AVIGAEL Lester Avigael	Director	March 31, 2003
/s/ IRVING GREENBLUM Irving Greenblum	Director	March 31, 2003
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	March 31, 2003
/s/ R. DAVID GUERRA R. David Guerra	Director	March 31, 2003

/s/ RICHARD E. HAYNES Richard E. Haynes	Director	March 31, 2003
/s/ SIOMA NEIMAN Sioma Neiman	Director	March 31, 2003
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	March 31, 2003
/s/ DANIEL B. HASTINGS, JR. Daniel B. Hastings, Jr.	Director	March 31, 2003

Certification

I, Dennis E. Nixon, certify that:

  1.
  I have reviewed this annual report on Form 10-K of International Bancshares Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date:	March 31, 2003

Certification

I, Imelda Navarro, certify that:

  1.
  I have reviewed this annual report on Form 10-K of International Bancshares Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ IMELDA NAVARRO Imelda Navarro Treasurer
Date:	March 31, 2003

Exhibit Index

Exhibit (3)(d)	—	Agreement and Plan of Merger dated December 28, 2001, by and between National Bancshares Corporation of Texas and International Bancshares Corporation
Exhibit (3)(e)	—
Articles of Merger dated December 31, 2001 relating to the merger of National Bancshares Corporation of Texas with and into International Bancshares Corporation, as filed with the Secretary of State of the State of Texas
(10p)	—	First Amendment to Agreement and Plan of Merger dated November 27, 2001, among International Bancshares Corporation, NBC Acquisitions Corp. and National Bancshares Corporation of Texas.
Exhibit 13	—	International Bancshares Corporation 2002 Annual Report, Exhibit 13, page 1
Exhibit 21	—	List of Subsidiaries of International Bancshares Corporation as of March 31, 2003
Exhibit 23	—	Independent Auditors' Consent
Exhibit 99(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.