Form 10-Q
period 2003-03-31
INTERNATIONAL BANCSHARES CORP
filed 2003-05-15
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).    Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	30,917,627 shares outstanding at May 7, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2003	December 31, 2002
Assets

Cash and due from banks	$135,345	$141,104
Federal funds sold	61,500	13,000

Total cash and cash equivalents	196,845	154,104

Time deposits with banks	199	199

Investment securities:
Held to maturity (Market value of $2,060 on March 31, 2003 and $2,060 on December 31, 2002)	2,060	2,060
Available for sale (Amortized cost of $2,853,919 on March 31, 2003 and $2,992,906 on December 31, 2002)	2,932,680	3,070,711

Total investment securities	2,934,740	3,072,771

Loans:
Commercial, financial and agricultural	1,536,813	1,595,140
Real estate – mortgage	512,242	507,837
Real estate – construction	313,802	276,595
Consumer	154,076	160,546
Foreign	227,843	233,276
Total loans	2,744,776	2,773,394

Less unearned discounts	(3,247)	(3,832)

Loans, net of unearned discounts	2,741,529	2,769,562

Less allowance for possible loan losses	(45,753)	(44,213)

Net loans	2,695,776	2,725,349

Bank premises and equipment, net	189,112	185,477
Accrued interest receivable	33,529	35,193
Other investments	206,673	203,733
Identified intangible assets	6,850	7,169
Goodwill	67,442	67,442
Other assets	55,333	44,198

Total assets	$6,386,499	$6,495,635

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued

(Dollars in Thousands)

	March 31, 2003	December 31, 2002
Liabilities

Deposits:
Demand – non-interest bearing	$753,612	$683,966
Savings and interest bearing demand	1,311,976	1,262,907
Time	2,261,408	2,293,026

Total deposits	4,326,996	4,239,899

Securities sold under repurchase agreements	474,658	457,915
Other borrowed funds and long term debt	945,653	1,185,857
Other liabilities	89,435	64,700

Total liabilities	5,836,742	5,948,371

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 41,946,348 shares on March 31, 2003 and 41,766,439 shares on December 31, 2002	41,946	41,766
Surplus	32,685	30,821
Retained earnings	578,641	560,613
Accumulated other comprehensive income	51,188	49,957
	704,460	683,157

Less cost of shares in treasury, 11,020,967 shares on March 31, 2003 and 10,506,298 shares on December 31, 2002	(154,703)	(135,893)

Total shareholders’ equity	549,757	547,264

Total liabilities and shareholders’ equity	$6,386,499	$6,495,635

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Interest income:
Loans, including fees	$45,344	$46,464
Time deposits with banks	4	19
Federal funds sold	131	219
Investment securities:
Taxable	35,074	39,082
Tax-exempt	1,288	1,209
Other interest income	132	—

Total interest income	81,973	86,993

Interest expense:
Savings deposits	2,950	3,620
Time deposits	11,278	16,901
Federal funds purchased and securities sold under repurchase agreements	4,613	5,148
Other borrowings and long term debt	5,152	4,628

Total interest expense	23,993	30,297

Net interest income	57,980	56,696

Provision for possible loan losses	1,989	2,074

Net interest income after provision for possible loan losses	55,991	54,622

Non-interest income:
Service charges on deposit accounts	14,335	11,632
Other service charges, commissions and fees
Banking	3,461	3,215
Non-banking	4,034	1,217
Investment securities transactions, net	2,763	102
Other investments, net	1,983	(3,570)
Other income	2,569	2,617

Total non-interest income	29,145	15,213

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - continued

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Non-interest expense:
Employee compensation and benefits	$18,464	$16,462
Occupancy	2,960	2,820
Depreciation of bank premises and equipment	3,934	3,820
Professional fees	1,522	1,222
Stationery and supplies	885	917
Amortization of intangible assets	319	48
Advertising	1,743	1,437
Other	8,260	8,496

Total non-interest expense	38,087	35,222

Income before income taxes	47,049	34,613

Provision for income taxes	15,724	12,054

Income before cumulative effect of a change in accounting principle	31,325	22,559

Cumulative effect of a change in accounting principle, net of tax	—	(5,130)

Net income	$31,325	$17,429

Basic earnings per common share:

Weighted average number of shares outstanding:	31,033,615	32,527,569

Income before cumulative effect of a change in accounting principle	$1.01	$.69

Cumulative effect of a change in accounting principle, net of tax	—	(.16)

Net income	$1.01	$.53

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	31,718,624	32,990,443

Income before cumulative effect of a change in accounting principle	$.99	$.68

Cumulative effect of a change in accounting principle, net of tax	—	(.15)

Net income	$.99	$.53

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2003	2002

Net income	$31,325	$17,429

Other comprehensive income, net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	615	(4,081)

Change in fair value of equity method investee’s derivatives	616	655

Comprehensive income	$32,556	$14,003

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities:

Net income	$31,325	$17,429

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and write downs on investments	—	7,893
Provision for possible loan losses	1,989	2,074
Depreciation of bank premises and equipment	3,934	3,820
Gain on sale of bank premises and equipment	—	(146)
Depreciation and amortization of leasing assets	569	654
Accretion of investment securities discounts	(337)	(1,430)
Amortization of investment securities premiums	5,086	3,749
Gain on investment securities transactions	(2,763)	(102)
Amortization of identified intangibles	319	48
Equity (earnings) losses from affiliates and other investments	(1,488)	4,026
Deferred tax expense	125	452
Decrease in accrued interest receivable	1,664	611
Net increase in other assets	(11,704)	(3,648)
Net increase in other liabilities	23,947	11,560

Net cash provided by operating activities	52,666	46,990

Investing activities:

Proceeds from maturities of securities	1,500	1,300
Proceeds from sales of available for sale securities	117,350	66,537
Purchases of available for sale securities	(393,210)	(312,271)
Principal collected on mortgage-backed securities	411,351	350,689
Proceeds from matured time deposits with banks	—	674
Net decrease in loans	27,584	7,667
Purchases of other investments	(504)	(1,139)
Distributions from other investments	—	3,929
Purchases of bank premises and equipment	(7,569)	(2,928)
Proceeds from sale of bank premises and equipment	—	342

Net cash provided by investing activities	156,502	114,800

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Dollars in Thousands)

	Three Months Ended March 31,
	2003	2002

Financing activities:

Net increase in non-interest bearing demand deposits	$69,646	$19,690
Net increase in savings and interest bearing demand deposits	49,069	33,071
Net decrease in time deposits	(31,618)	(51,175)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	16,743	(250,148)
Proceeds from issuance of other borrowed funds and long term debt	440,000	378,219
Principal payments on other borrowed funds	(680,204)	(376,257)
Purchase of treasury stock	(18,810)	(16,120)
Proceeds from stock transactions	2,044	1,222
Payment of cash dividends	(13,297)	(10,367)

Net cash used in financing activities	(166,427)	(271,865)

Increase (decrease) in cash and cash equivalents	42,741	(110,075)

Cash and cash equivalents at beginning of period	154,104	285,222

Cash and cash equivalents at end of period	$196,845	$175,147

Supplemental cash flow information:
Interest paid	$24,285	$31,244
Income taxes paid	—	330

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, International Bancshares Capital Trusts I, II, III, IV, V, VI and VII, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

Note 2 – Stock Options

At March 31, 2003, the Company had one stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(Dollars in Thousands, except per share data)

Net income, as reported	$31,325	$17,429

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(233)	(524)

Pro forma net income	$31,092	$16,905

Earnings per share:
Basic earnings
As reported	$1.01	$.53
Pro forma	1.00	.52

Diluted earnings
As reported	$.99	$.53
Pro forma	.98	.51

Note 3 – Investment Securities

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	March 31, 2003	December 31, 2002
	(Dollars in Thousands)

U.S. Treasury and federal agencies Available for sale	$2,767,405	$2,907,927
States and political subdivisions Available for sale	107,025	105,952
Other
Held to maturity	2,060	2,060
Available for sale	58,250	56,832

Total investment securities	$2,934,740	$3,072,771

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	March 31, 2003	March 31, 2002
	(Dollars in Thousands)

Balance at December 31,	$44,213	$40,065

Losses charged to allowance	(892)	(1,211)
Recoveries credited to allowance	443	342
Net losses charged to allowance	(449)	(869)

Provisions charged to operations	1,989	2,074

Balance at March 31,	$45,753	$41,270

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at March 31, 2003 were $10,496,000.  The income associated with these loans is not significant.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur.

The subsidiary banks charge off that portion of any loan which management considers representing a loss as well as that portion of any other loan that is classified as a “loss” by bank examiners.  Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry.  Generally, unsecured consumer loans are charged-off when 90 days past due.

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2003, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 – Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 20, 2002 and were paid on June 14, 2002.  Such stock dividends resulted in the issuance of 8,331,124 shares of Common Stock in 2002.  Cash dividends of $.43 per share were paid on April 15, 2003.

The Company expanded its formal stock repurchase program on November 6, 2002.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $140,000,000 of its common stock through December 2003.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 7, 2003, a total of 3,271,173 shares had been repurchased under this program at a cost of $130,522,000, which shares are now reflected as 4,208,455 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $160,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $160,973,000 cap will occur in the future.  As of May 7, 2003, the Company has approximately $151,495,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 6 - Commitments and Contingent Liabilities

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions.  The lease-financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary is the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued separate Notice of Final Partnership Administrative Adjustments (“FPAA”) to the partnerships and on September 25, 2001, and January 10, 2003, the Company filed lawsuits contesting the adjustments asserted in the FPAAs.

Prior to filing the lawsuit the Company was required to deposit the estimated tax due of approximately $4,083,000 with respect to the first FPAA, and $7,710,606 with respect to the second FPAA, with the IRS pursuant to the Internal Revenue Code.  If it is determined that the amount of tax due, if any, related to the lease-financing transactions is less than the amount of the deposits, the remaining amount of the deposits would be returned to the Company.

In order to curtail the accrual of additional interest related to the disputed tax benefits and because interest rates are unfavorable, the Company decided to submit to the IRS the interest that would have accrued based on the adjustments proposed in the FPAAs related to both of the lease-financing transactions.  On March 7, 2003, the Company submitted to the IRS a total of $13,640,797 of interest on the proposed adjustments.  If it is determined that the amount of interest due, if any, related to the lease-financing transactions is less than $13,640,797, the remaining amount of the prepaid interest will be refunded to the Company, plus interest thereon.

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  Of the approximately $12 million in tax benefits deposited in connection with the lawsuits and $13,640,797 in interest deposited to the IRS, a total of approximately $12 million has been accrued as of March 31, 2003.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities:  (I) changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations, (II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, (IV) the loss of senior management or operating personnel, (V) increased competition from both within and outside the banking industry, (VI) changes in local, national and international economic business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral, (VII) the timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities, (VIII) changes in the Company’s ability to pay dividends on its Common Stock, (IX) the effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions, and (X) additions to the Company’s loan loss reserves as the result of changes in local, national or international conditions which adversely affect the Company’s customers.  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Results of Operations

Overview

Net income for the first quarter of 2003 was $31.3 million or $1.01 per share - basic ($.99 per share - diluted) compared to $17.4 million or $.53 per share - basic ($.53 per share - diluted) in the corresponding 2002 period. The first quarter earnings represent an 86.8% increase in diluted earnings per share and a 79.7% increase in net income over the corresponding period of 2002. The increase in net income can be partially attributed to an impairment charge taken by the Company on its investment services unit in the first quarter of 2002 due to the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets." The impairment charge totaled $5.1 million, net of tax, and is reported as a cumulative effect of a change in accounting principle. Also reflected in the first quarter of 2002 is the Company's share of losses in the amount of $3.7 million, net of tax, recorded by the Aircraft Finance Trust, in which the Company holds a 20% interest.

Total assets at March 31, 2003, were $6,386,499,000, which represents a 1.7% decrease from total assets of $6,495,635,000 at December 31, 2002.  The decrease in total assets was primarily due to a decrease in investment securities arising from high level of principal re-payments, which have been used to pay down the Company's Federal Home Loan Bank ("FHLB") certificates of indebtedness.  Deposits at March 31, 2003 were $4,326,996,000, which represents an increase of 2.1% over the $4,239,899,000 reported at December 31, 2002.  Total loans at March 31, 2003 of $2,744,776,000 decreased 1.0% from the $2,773,394,000 reported at December 31, 2002.  The aggregate amount of FHLB certificates of indebtedness and trust preferred securities decreased to $945,653,000 at March 31, 2003, from the $1,185,857,000 at December 31, 2002.  On April 10, 2003, additional long-term debt in the form of trust-preferred securities in the amount of $10,000,000 was issued.  Trust preferred securities, certificates of indebtedness and deposits are used to fund the earning asset base of the Company.

Net Interest Income

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 17 for the March 31, 2003 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.  Net interest income for the first quarter of 2003 increased $1,284,000, or 2.3% over the same period in 2002 and the increase is the result of the Company’s efforts to manage interest rate risk.

Interest and fees on loans decreased $1,120,000, or 2.4%, for the quarter ended March 31, 2003 from the same quarter in 2002.  Interest income on taxable and tax-exempt investment securities decreased $3,929,000, or 9.8%, for the quarter ended March 31, 2003 from the same quarter in 2002.  Interest income on federal funds sold for the first quarter in 2003 decreased $88,000, or 40.2%, from the same quarter in 2002.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income decreased $5,020,000, or 5.8%, for the quarter ended March 31, 2003, from the same quarter in 2002.  The decrease in total interest income was primarily due to decreased rates on the Company’s loan portfolio and a decrease in investment securities arising from high level of principal re-payments, which have been used to pay down the Company’s FHLB certificates of indebtedness.

Interest expense on savings deposits for the first quarter in 2003 decreased $670,000, or 18.5%, compared to the same period in 2002.  Interest expense on time deposits for the first quarter in 2003 decreased $5,623,000, or 33.3%, compared to the same period in 2002.  Interest expense on federal funds purchased and securities sold under repurchase agreements for the first quarter of 2003 decreased $535,000, or 10.4%, compared to the same period in 2002.  Interest expense on other borrowings and long-term debt for the first quarter of 2003 increased $524,000, or 11.3%, compared to the same period in 2002.  Overall, total interest expense on savings deposits, time deposits, federal funds purchased, securities sold under repurchase agreements, other borrowings and long term debt decreased $6,304,000, or 20.8%, for the first quarter of 2003 from the same quarter in 2002. The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities.

Non-Interest Income

Non-interest income increased $13,932,000, or 91.6%, to $29,145,000 in the first quarter of 2003 as compared to $15,213,000 for the quarter ended March 31, 2002.  Non-interest income includes income on other investments.  Income on other investments increased by 155.5% for the first quarter of 2003 to $1,983,000 from $(3,570,000) for the corresponding period of 2002.  The decrease in 2002 can be attributed to the Company’s share of losses recorded by AFT.  The Company’s share of such losses during the first quarter of 2002 totaled $3,742,000, net of tax.  Investment securities gains of $2,763,000 were recorded in the first quarter of 2003 compared to gains of $102,000 for the same period in 2002.  The gains for the first quarter of both 2003 and 2002 occurred due to the repositioning of a portion of the Company’s bond portfolio to take advantage of higher bond yields.

Non-Interest Expense

Non-interest expense increased $2,865,000, or 8.1%, for the quarter ended March 31, 2003 when compared to the same period of 2002.  Non-interest expense increased primarily due to increased salaries and commissions paid to employees of the Company’s investment services unit for income produced during the first quarter of 2003.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 44% for the quarter ended March 31, 2003, compared to 49% for the quarter ended March 31, 2002.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 3.5% to $45,753,000 at March 31, 2003 from $44,213,000 at December 31, 2002.  The increase in the allowance for possible loan losses can be attributed to a decrease in losses charged to the allowance for the first quarter 2003.  The provision for possible loan losses charged to expense decreased 4.1% to $1,989,000 for the quarter ended March 31, 2003 from $2,074,000 for the same quarter in 2002.  The allowance for possible loan losses was 1.7% of total loans, net of unearned income, at March 31, 2003, compared to 1.6% at December 31, 2002.

Investment Securities

Investment securities decreased 4.5% to $2,934,740,000 at March 31, 2003, from investment securities of $3,072,771,000 at December 31, 2002.  Total federal funds sold increased 373.1% to $61,500,000 at March 31, 2003 as compared to $13,000,000 at December 31, 2002.  The changes reflected during the first quarter of 2003 were primarily from the results of continued contraction of the consolidated statement of condition affected through the pay down of bank borrowings.

Foreign Operations

On March 31, 2003, the Company had $6,386,499,000 of consolidated assets, of which approximately $227,843,000, or 3.6%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $233,277,000, or 3.6%, at December 31, 2002.  Of the $227,843,000, 76% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.6% is secured by Mexican real estate; 1.2% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.7% is unsecured; and .5% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company considers its Allowance for Possible Loan Losses policy as a policy critical to the sound operations of the Banks.  The allowance for possible loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for possible loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for possible loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans, and (ii) allowances based on historical loss experience on the Company’s remaining loan portfolio.

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the servicing loan officer to determine if the loan has any potential problem and if the loan should be placed on the Company’s internal classified report.  The Company’s credit department reviews the majority of the loans regardless of past due status and determines if the loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.  As part of its review process, the credit department will discuss the loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, any analysis on loans that is provided through examinations by regulatory authorities is considered in the review process.

The Company’s internal classified report is segregated into the following categories:  (i) “Pass Credits,” (ii) “Special Review Credits,” or (iii) “Watch List Credits.”  The loans placed in the “Pass Credits” category reflect the Company’s opinion that the loan conforms to the bank’s lending policies, which includes the borrower’s ability to repay, the value of the underlying collateral, if any, as it relates to the outstanding indebtedness of the loan, and the economic environment and industry in which the borrower operates.  The loans placed in the “Special Review Credits” category reflect the Company’s opinion that the loans reflect potential weakness which require monitoring on a more frequent basis; however, the “Special Review Credits” are not considered to need a specific reserve at the time, but are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List Credits” category reflect the Company’s opinion that the loans contain clearly pronounced credit weaknesses and/or inherent financial weaknesses of the borrower.  Credits classified as “Watch List Credits” are evaluated under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” criteria and, if deemed necessary a specific reserve is allocated to the credit.  The specific reserve allocated under SFAS No. 114, is based on (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

The allowances based on historical loss experience on the Company’s remaining loan portfolio is determined by segregating the remaining loan portfolio into similar categories such as commercial loans, installment loans, international loans and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for management’s evaluation of changes in lending policies and procedures and current economic conditions in the market area served by the Company is applied to each category.

The Company’s management continually reviews the loan loss allowance of the bank subsidiaries using the amounts determined from the allowances established on specific loans, the allowance established based on historical percentages and the loans charged off and recoveries to establish an appropriate amount to maintain in the Company’s loan loss allowance.  If the basis of the Company’s assumptions change, the loan loss allowance would either decrease or increase and the Company would increase or decrease the provision for loan loss charged to operations accordingly.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2003 and 2002 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2003, shareholders’ equity was $549,757,000 compared to $547,264,000 at December 31, 2002, an increase of $2,493,000, or .5%.  The change in shareholders' equity can be attributed to the retention of earnings, an increase in the unrealized gain on available for sale investment securities and the declaration of a forty-three cents per share cash dividend to all shareholders of record as of March 31, 2003, payable on April 15, 2003.

The Company had a leverage ratio of 8.58% and 8.71%, risk-weighted Tier 1 capital ratio of 15.92% and 15.95% and risk-weighted total capital ratio of 17.47% and 17.21% at March 31, 2003 and December 31, 2002, respectively.  The identified intangibles and goodwill of $74,292,000 as of March 31, 2003, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

On March 28, 2003, the Company formed International Bancshares Capital Trust VII (“Trust VII”), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On April 10, 2003, Trust VII issued $10,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.25% over the London Interbank Offer Rate (“LIBOR”), and interest is payable quarterly beginning October 24, 2003.  The Capital Securities will mature April 24, 2033; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after April 24, 2008, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust VII with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to ten consecutive semi-annual periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

After taking into account the $10,000,000 in Capital Securities issued on April 10, 2003, the Company has a total of $145,000,000 of trust preferred securities issued by statutory business trusts formed by the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2003 is illustrated in the table on page 17.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

March 31, 2003	3 MONTHS OR LESS	OVER 3 MONTHS TO 1 YEAR	OVER 1 YEAR TO 5 YEARS	OVER 5 YEARS	TOTAL

SECTION A

RATE SENSITIVE ASSETS

FEDERAL FUNDS SOLD	$61,500	$—	$—	$—	$61,500
DUE FROM BANK INTEREST EARNING	100	99	—	—	199
INVESTMENT SECURITIES	234,451	533,855	1,508,258	658,176	2,934,740
LOANS, NET OF NON-ACCRUALS	1,908,881	184,300	323,421	317,553	2,734,155

TOTAL EARNING ASSETS	$2,204,932	$718,254	$1,831,679	$975,729	$5,730,594

CUMULATIVE EARNING ASSETS	$2,204,932	$2,923,186	$4,754,865	$5,730,594

SECTION B

RATE SENSITIVE LIABILITIES

TIME DEPOSITS	$1,099,907	$911,072	$250,102	$327	$2,261,408
OTHER INTEREST BEARING DEPOSITS	1,310,725	—	—	—	1,310,725
FED FUNDS PURCHASED AND REPOS	113,494	56,422	4,742	300,000	474,658
OTHER BORROWINGS AND LONG TERM DEBT	910,000	25,434	133	10,086	945,653

TOTAL INTEREST BEARING LIABILITIES	$3,434,126	$992,928	$254,977	$310,413	$4,992,444

CUMULATIVE SENSITIVE LIABILITIES	$3,434,126	$4,427,054	$4,682,031	$4,992,444

SECTION C

REPRICING GAP	$(1,229,194)	$(274,674)	$1,576,702	$665,316	$738,150
CUMULATIVE REPRICING GAP	(1,229,194)	(1,503,868)	72,834	738,150
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.64	.72	7.18	3.14	1.15
RATIO OF CUMULATIVE, INTEREST-SENSITIVE ASSETS TO LIABILITIES	.64	.66	1.02	1.15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

During the first quarter of 2003, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Within 90 days before the filing date of this quarterly report, an evaluation (the “Evaluation”) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Rules adopted by the SEC require that in this section of this quarterly report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures.

Limitations of Controls and Procedures.  Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures and our internal controls and procedures over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.  Based upon the Evaluation, our CEO and CFO concluded that, subject to the limitations noted above, as of the date of the Evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company’s management conducted its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

The following exhibits are filed as a part of this Report:

(99a) – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99b) – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

Registrant filed a current report on Form 8-K on February 25, 2003 covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of 2002 annual earnings.

Registrant filed a current report on Form 8-K on February 27, 2003 covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of a forty-three cents per share cash dividend for all holders of Common Stock, $1.00 par value, of record as of March 31, 2003, payable on April 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date: May 15, 2003	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date: May 15, 2003	/s/ Imelda Navarro
Imelda Navarro
Treasurer

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Imelda Navarro
Imelda Navarro
Treasurer (Chief Financial Officer)