Form 10-Q
period 2003-06-30
INTERNATIONAL BANCSHARES CORP
filed 2003-08-14
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	38,575,097 shares outstanding at August 11, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30, 2003	December 31, 2002
Assets

Cash and due from banks	$141,621	$141,104
Federal funds sold	15,500	13,000

Total cash and cash equivalents	157,121	154,104

Time deposits with banks	199	199

Investment securities:
Held to maturity (Market value of $2,060 on June 30, 2003 and $2,060 on December 31, 2002)	2,060	2,060
Available for sale (Amortized cost of $3,281,878 on June 30, 2003 and $2,992,906 on December 31, 2002)	3,349,083	3,070,711

Total investment securities	3,351,143	3,072,771

Loans:
Commercial, financial and agricultural	1,525,863	1,595,140
Real estate – mortgage	510,600	507,837
Real estate – construction	335,637	276,595
Consumer	148,513	160,546
Foreign	223,566	233,276
Total loans	2,744,179	2,773,394

Less unearned discounts	(2,794)	(3,832)

Loans, net of unearned discounts	2,741,385	2,769,562

Less allowance for possible loan losses	(47,108)	(44,213)

Net loans	2,694,277	2,725,349

Bank premises and equipment, net	195,075	185,477
Accrued interest receivable	33,195	35,193
Other investments	207,213	203,733
Identified intangible assets	6,531	7,169
Goodwill	67,442	67,442
Other assets	59,784	44,198

Total assets	$6,771,980	$6,495,635

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued

(Dollars in Thousands)

	June 30, 2003	December 31, 2002
Liabilities

Deposits:
Demand – non-interest bearing	$763,896	$683,966
Savings and interest bearing demand	1,296,259	1,262,907
Time	2,222,017	2,293,026

Total deposits	4,282,172	4,239,899

Federal funds purchased and securities sold under repurchase agreements	478,405	457,915
Other borrowed funds and long term debt	1,380,528	1,185,857
Other liabilities	62,589	64,700

Total liabilities	6,203,694	5,948,371

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 52,583,280 shares on June 30, 2003 and 41,766,439 shares on December 31, 2002	52,583	41,766
Surplus	33,956	30,821
Retained earnings	596,579	560,613
Accumulated other comprehensive income	43,683	49,957
	726,801	683,157

Less cost of shares in treasury, 13,884,122 shares on June 30, 2003 and 10,506,298 shares on December 31, 2002	(158,515)	(135,893)

Total shareholders’ equity	568,286	547,264

Total liabilities and shareholders’ equity	$6,771,980	$6,495,635

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest income:
Loans, including fees	$43,346	$46,540	$88,690	$93,004
Time deposits with banks	1	2	5	21
Federal funds sold	185	170	316	389
Investment securities:
Taxable	33,692	40,433	68,766	79,515
Tax-exempt	1,287	1,247	2,575	2,456
Other interest income	90	52	222	52

Total interest income	78,601	88,444	160,574	175,437

Interest expense:
Savings deposits	2,790	3,752	5,740	7,372
Time deposits	10,519	14,706	21,797	31,607
Federal funds purchased and securities sold under repurchase agreements	4,647	4,857	9,260	10,005
Other borrowings and long term debt	5,746	5,458	10,898	10,086

Total interest expense	23,702	28,773	47,695	59,070

Net interest income	54,899	59,671	112,879	116,367

Provision for possible loan losses	2,124	2,057	4,113	4,131

Net interest income after provision for possible loan losses	52,775	57,614	108,766	112,236

Non-interest income:
Service charges on deposit accounts	14,714	12,827	29,049	24,459
Other service charges, commissions and fees
Banking	3,855	3,108	7,316	6,323
Non-banking	2,247	1,402	6,281	2,619
Investment securities transactions, net	5,542	(146)	8,305	(44)
Other investments, net	2,443	(1,159)	4,426	(4,729)
Other income	2,563	2,424	5,133	5,041

Total non-interest income	31,364	18,456	60,510	33,669

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - continued

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Non-interest expense:
Employee compensation and benefits	$17,629	$16,519	$36,093	$32,981
Occupancy	3,519	3,012	6,479	5,832
Depreciation of bank premises and equipment	4,014	4,074	7,948	7,894
Professional fees	2,202	1,443	3,724	2,665
Stationery and supplies	991	1,129	1,877	2,046
Amortization of identified intangible assets	319	287	638	335
Advertising	2,029	1,481	3,772	2,918
Other	11,490	10,586	19,750	19,082

Total non-interest expense	42,193	38,531	80,281	73,753

Income before income taxes	41,946	37,539	88,995	72,152

Provision for income taxes	13,471	12,674	29,195	24,728

Income before cumulative effect of a change in accounting principle	28,475	24,865	59,800	47,424

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(5,130)

Net income	$28,475	$24,865	$59,800	$42,294

Basic earnings per common share:

Weighted average number of shares outstanding:	38,686,367	40,223,888	38,738,901	40,440,347

Income before cumulative effect of a change in accounting principle	.74	.62	1.54	1.17

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(.12)

Net income	.74	.62	1.54	1.05

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	39,522,283	41,334,229	39,410,774	41,284,939

Income before cumulative effect of a change in accounting principle	.72	.60	1.52	1.15

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(.13)

Net income	.72	.60	1.52	1.02

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$28,475	$24,865	$59,800	$42,294

Other comprehensive income, net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	(7,505)	23,485	(6,890)	19,403

Change in fair value of equity method investee’s derivatives	—	1,613	616	2,269

Comprehensive income	$20,970	$49,963	$53,526	$63,966

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:

Net income	$59,800	$42,294

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and write downs on investments	—	7,893
Provision for possible loan losses	4,113	4,131
Depreciation of bank premises and equipment	4,014	7,894
Gain on sale of bank premises and equipment	(89)	(174)
Depreciation and amortization of leasing assets	1,046	1,308
Accretion of investment securities discounts	(624)	(2,803)
Amortization of investment securities premiums	11,834	7,908
Gain on investment securities transactions	8,305	44
Amortization of identified intangibles	638	335
Equity (earnings) losses from affiliates and other investments	(3,463)	5,677
Deferred tax expense	(246)	(3,367)
Decrease (increase) in accrued interest receivable	1,998	(1,733)
Net (increase) decrease in other assets	(16,632)	1,815
Net increase (decrease) in other liabilities	1,513	(6,617)

Net cash provided by operating activities	72,207	64,605

Investing activities:

Proceeds from maturities of securities	2,800	2,600
Proceeds from sales of available for sale securities	237,147	182,075
Purchases of available for sale securities	(1,440,050)	(1,141,457)
Principal collected on mortgage-backed securities	891,616	604,799
Proceeds from matured time deposits with banks	—	1,153
Net decrease (increase) in loans	26,959	(40,587)
Purchases of other investments	(1,163)	(7,302)
Distributions from other investments	2,094	3,936
Purchases of bank premises and equipment	(14,168)	(6,324)
Proceeds from sale of bank premises and equipment	645	1,010

Net cash used in investing activities	(294,120)	(400,097)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Dollars in Thousands)

	Six Months Ended June 30,
	2003	2002
Financing activities:

Net increase in non-interest bearing demand deposits	$79,930	$11,954
Net increase in savings and interest bearing demand deposits	33,352	31,958
Net decrease in time deposits	(71,009)	(73,753)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	20,490	(261,933)
Proceeds from issuance of other borrowed funds and long term debt	1,485,000	1,205,586
Principal payments on other borrowed funds	(1,290,329)	(666,782)
Purchase of treasury stock	(22,622)	(34,341)
Proceeds from stock transactions	3,442	2,220
Payment of cash dividends	(13,298)	(10,367)
Payment of cash dividends in lieu of fractional shares	(26)	(31)

Net cash used in financing activities	224,930	204,511

Increase (decrease) in cash and cash equivalents	3,017	(130,981)

Cash and cash equivalents at beginning of period	154,104	285,222

Cash and cash equivalents at end of period	$157,121	$54,241

Supplemental cash flow information:
Interest paid	44,888	41,481
Income taxes paid	39,395	26,364

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative.  SFAS No. 149 also modifies various other existing pronouncements to conform with the changes made to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively.  Adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances.  Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments.  SFAS No. 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS No.150 did not have an impact on the Company’s consolidated financial statements.

Note 2 – Stock Options

At June 30, 2003, the Company had one stock-based employee compensation plan and certain options granted outside the plan.  The Company accounts for all options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Thousands, except per share data)

Net income, as reported	$28,475	$24,865	$59,800	$42,294

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	(238)	(453)	(471)	(977)

Pro forma net income	$28,237	$24,412	$59,229	$41,317

Earnings per share:
Basic earnings
As reported	.74	.62	1.54	1.05
Pro forma	.73	.61	1.53	1.02

Diluted earnings
As reported	.72	.60	1.52	1.02
Pro forma	.71	.59	1.51	1.00

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30, 2003	December 31, 2002
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available for sale	$3,182,936	$2,907,927
States and political subdivisions
Available for sale	112,880	105,952
Other
Held to maturity	2,060	2,060
Available for sale	53,267	56,832

Total investment securities	$3,351,143	$3,072,771

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30, 2003	June 30, 2002
	(Dollars in Thousands)

Balance at December 31,	$44,213	$40,065

Losses charged to allowance	(1,956)	(2,250)
Recoveries credited to allowance	738	999
Net losses charged to allowance	(1,218)	(1,251)

Provisions charged to operations	4,113	4,131

Balance at June 30,	$47,108	$42,945

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at June 30, 2003 were $10,285,000.  The income associated with these loans is not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2003, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 – Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 20, 2002 and May 19, 2003 and were paid on June 14, 2002 and June 15, 2003, respectively.  Such stock dividends resulted in the issuance of 8,331,124 shares of Common Stock in 2002 and 10,509,955 in 2003.  Cash dividends of $.34 per share, adjusted for stock dividends, were paid on April 15, 2003.  On August 7, 2003, a cash dividend of $.50 per share was declared for all holders of common stock, $1.00 par value, of record as of September 30, 2003, said cash dividend to be payable on October 15, 2003.

The Company expanded its formal stock repurchase program on August 6, 2003.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2003.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 11, 2003, a total of 3,601,222 shares had been repurchased under this program at a cost of $142,930,000, which shares are now reflected as 5,631,946 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of August 11, 2003, the Company has approximately $163,903,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  Of the approximately $12 million in tax benefits deposited in connection with the lawsuits and $13,640,797 in interest deposited to the IRS, a total of approximately $12 million has been accrued as of June 30, 2003.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Results of Operations

Overview

Net income for the second quarter of 2003 was $28.5 million or $.74 per share - basic ($.72 per share - diluted) compared to $24.9 million or $.62 per share - basic ($.60 per share - diluted) in the corresponding 2002 period. The second quarter earnings represent a 20.0% increase in diluted earnings per share and a 14.5% increase in net income over the corresponding period of 2002.  Net income for the six months ended June 30, 2003 was $59.8 million, or $1.54 per share – basic ($1.52 per share – diluted), compared to $42.3 million, or $1.05 per share – basic ($1.02 per share- diluted) for the same period in 2002.  The increase for the first six months of 2003 compared to the same period of 2002 can be partially attributed to impairment charges taken by the Company during 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the Company’s share of losses on its investment in the Aircraft Finance Trust (“AFT”).  The adoption of SFAS 142 resulted in an impairment charge of $5.1 million, after tax, on its investment services unit in the first quarter of 2002.  The total losses recorded on its investment in AFT totaled $6.3 million, after tax, for the six months ended June 30, 2002.

Total assets at June 30, 2003, were $6,771,980,000, which represents a 4.3% increase from total assets of $6,495,635,000 at December 31, 2002.  The increase in total assets was primarily due to an increase in investment securities.  Deposits at June 30, 2003 were $4,282,172,000, which represents an increase of 1.0% over the $4,239,899,000 reported at December 31, 2002.  Total loans at June 30, 2003 of $2,744,179,000 decreased 1.1% from the $2,773,394,000 reported at December 31, 2002.  The aggregate amount of Federal Home Loan Bank (“FHLB”) certificates of indebtedness and trust preferred securities increased to $1,380,528,000 at June 30, 2003, from the $1,185,857,000 at December 31, 2002.  On April 10, 2003, additional long-term debt in the form of trust-preferred securities in the amount of $10,000,000 was issued.  Trust preferred securities, certificates of indebtedness and deposits are used to fund the earning asset base of the Company.

Net Interest Income

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The Investment Committee of the Company reviews the gap analysis prepared by management twice a year (see table on page 18 for the June 30, 2003 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.  Net interest income for the second quarter of 2003 decreased $4,772,000, or 8.0% over the same period in 2002.  Net interest income for the six months ended June 30, 2003 decreased $3,488,000, or 3.0%, over the same period in 2002.  The decrease in net interest income can be attributed to lower rates earned on interest bearing assets, which was partially offset by lower rates paid on interest bearing liabilities.

Interest and fees on loans decreased $3,194,000, or 6.9%, for the quarter ended June 30, 2003 from the same quarter in 2002 and decreased $4,314,000, or 4.6%, for the six months ended June 30, 2003 compared to the same period in 2002.  Interest income on taxable and tax-exempt investment securities decreased $6,701,000, or 16.1%, for the quarter ended June 30, 2003 from the same quarter in 2002 and decreased $10,630,000, or 13.0%, for the six months ended June 30, 2003 compared to the same period in 2002.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income decreased $9,843,000, or 11.1%, for the quarter ended June 30, 2003, from the same quarter in 2002 and decreased $14,863,000, or 8.5%, for the six months ended June 30, 2003 compared to the same period in 2002.  The decrease in total interest income was primarily due to decreased rates on the Company’s loan portfolio and a decrease in investment securities arising from high level of principal repayments, which were used to pay down the Company’s FHLB certificates of indebtedness during the first quarter of 2003.

Interest expense on savings deposits for the second quarter in 2003 decreased $962,000, or 25.6%, compared to the same period in 2002 and decreased $1,632,000, or 22.1%, for the six months ended June 30, 2003 compared to the same period in 2002. Interest expense on time deposits for the second quarter in 2003 decreased $4,187,000, or 28.5%, compared to the same period in 2002 and decreased $9,810,000, or 31.0%, for the six months ended June 30, 2003 compared to the same period in 2002.  Interest expense on federal funds purchased and securities sold under repurchase agreements for the second quarter of 2003 decreased $210,000, or 4.3%, compared to the same period in 2002 and decreased $745,000, or 7.4%, for the six months ended June 30, 2003 compared to the same period in 2002.  Interest expense on other borrowings and long-term debt for the second quarter of 2003 increased $288,000, or 5.3%, compared to the same period in 2002 and increased $812,000, or 8.1%, for the six months ended June 30, 2003 compared to the same period in 2002.  Overall, total interest expense on savings deposits, time deposits, federal funds purchased, securities sold under repurchase agreements, other borrowings and long term debt decreased $5,071,000, or 17.6%, for the second quarter of 2003 from the same quarter in 2002 and decreased $11,375,000, or 19.3%, for the six months ended June 30, 2003, compared to the same period in 2002. The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities.

Non-Interest Income

Non-interest income increased $12,908,000, or 69.9%, for the second quarter of 2003 as compared to the same quarter in 2002 and increased $26,841,000, or 79.7%, for the six months ended June 30, 2003 compared to the same period in 2002.  Non-interest income includes income on other investments.  Income on other investments increased by $3,602,000, or 310.8%, for the second quarter of 2003 to $2,443,000, as compared to the same quarter in 2002, and increased $9,155,000, or 193.6%, for the six months ended June 30, 2003 compared to the same period in 2002.  This increase can be attributed to the Company’s share of losses recorded by the Aircraft Finance Trust (“AFT”) recognized by the Company in 2002.  The Company’s share of such losses during the first six months of 2002 totaled $9,772,000.  Investment securities gains of $5,542,000 were recorded in the second quarter of 2003 compared to losses of $146,000 for the same period in 2002.  Investment securities gains of $8,305,000 were recorded for the first six months of 2003, compared to losses of $44,000 for the same period of 2002.  The gains for the first six months of 2003 occurred due to the repositioning of a portion of the Company’s bond portfolio to realize the equity that is eroding in the portfolio due to rapid principal repayments.

Non-Interest Expense

Non-interest expense increased $3,662,000, or 9.5%, for the quarter ended June 30, 2003 when compared to the same period in 2002 and increased $6,528,000, or 8.9%, for the six months ended June 30, 2003 compared to the same period in 2002.  Non-interest expense increased primarily due to increased salaries and commissions paid to employees of the Company’s investment services unit for income produced during the first quarter of 2003.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 48.9% for the second quarter of 2003, compared to 49.3% for the same quarter of 2002.  The efficiency ratio for the six months ended June 30, 2003 was 46.3% compared to 49.2% for the same period in 2002.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 6.6% to $47,108,000 at June 30, 2003 from $44,213,000 at December 31, 2002.  The provision for possible loan losses charged to expense increased 3.3% to $2,124,000 for the second quarter of 2003 from $2,057,000 for the same quarter in 2002 and decreased $18,000, or .44%, for the six months ended June 30, 2003 compared to the same period of 2002.  The allowance for possible loan losses was 1.7% of total loans, net of unearned income, at June 30, 2003, compared to 1.6% at December 31, 2002.

Investment Securities

Investment securities increased 9.1% to $3,351,143,000 at June 30, 2003, from investment securities of $3,072,771,000 at December 31, 2002.  Total federal funds sold increased 19.2% to $15,500,000 at June 30, 2003 as compared to $13,000,000 at December 31, 2002.  The changes reflected during the six months ended June 30, 2003 were primarily from the results of the purchase of investment securities as part of the bond program currently in place to reposition a portion of the Company’s bond portfolio.

Foreign Operations

On June 30, 2003, the Company had $6,771,980,000 of consolidated assets, of which approximately $223,566,000, or 3.3%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $233,277,000, or 3.6%, at December 31, 2002.  Of the $223,566,000, 77.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 19.0% is secured by Mexican real estate; .9% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.7% is unsecured; and .6% represents accrued interest receivable on the portfolio.

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

The allowance, based on historical loss experience on the Company’s remaining loan portfolio, is determined by segregating the remaining loan portfolio into similar categories such as commercial loans, installment loans, international loans and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for management’s evaluation of changes in lending policies and procedures and current economic conditions in the market area served by the Company is applied to each category.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2003, shareholders’ equity was $568,286,000 compared to $547,264,000 at December 31, 2002, an increase of $21,022,000, or 3.8%.  The change in shareholders’ equity can be attributed to the retention of earnings and the declaration of a $.34 cents per share cash dividend, adjusted for stock dividends, to all shareholders of record as of March 31, 2003, which was paid on April 15, 2003.

The Company had a leverage ratio of 9.07% and 8.71%, risk-weighted Tier 1 capital ratio of 16.13% and 15.95% and risk-weighted total capital ratio of 17.80% and 17.21% at June 30, 2003 and December 31, 2002, respectively.  The identified intangibles and goodwill of $73,973,000 as of June 30, 2003, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

On March 28, 2003, the Company formed International Bancshares Capital Trust VII (“Trust VII”), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On April 10, 2003, Trust VII issued $10,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.25% over the London Interbank Offer Rate (“LIBOR”), and interest is payable quarterly beginning July 24, 2003.  The Capital Securities will mature April 24, 2033; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after April 24, 2008, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust VII with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to ten consecutive semi-annual periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

After taking into account the $10,000,000 in Capital Securities issued on April 10, 2003, the Company has a total of $145,000,000 of trust preferred securities issued by statutory business trusts formed by the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2003 is illustrated in the table on page 18.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

	RATE/MATURITY
June 30, 2003	3 MONTHS OR LESS	OVER 3 MONTHS TO 1 YEAR	OVER 1 YEAR TO 5 YEARS	OVER 5 YEARS	TOTAL

SECTION A

RATE SENSITIVE ASSETS

FEDERAL FUNDS SOLD	$15,500	$—	$—	$—	$15,500
DUE FROM BANK INTEREST EARNING	100	99	—	—	199
INVESTMENT SECURITIES	215,666	492,650	1,338,760	1,304,067	3,351,143
LOANS, NET OF NON-ACCRUALS	1,889,428	208,263	284,057	338,169	2,719,917

TOTAL EARNING ASSETS	$2,120,694	$701,012	$1,622,817	$1,641,236	$6,086,759

CUMULATIVE EARNING ASSETS	$2,120,694	$2,821,706	$4,444,523	$6,086,759

SECTION B

RATE SENSITIVE LIABILITIES

TIME DEPOSITS	$1,086,405	$862,801	$272,392	$419	$2,222,017
OTHER INTEREST BEARING DEPOSITS	1,296,259	—	—	—	1,296,259
FED FUNDS PURCHASED AND REPOS	105,118	68,167	5,120	300,000	478,405
OTHER BORROWINGS AND LONG TERM DEBT	1,315,000	55,312	131	10,185	1,380,528

TOTAL INTEREST BEARING LIABILITIES	$3,802,782	$986,280	$277,643	$310,504	$5,377,209

CUMULATIVE SENSITIVE LIABILITIES	$3,802,782	$4,789,062	$5,066,705	$5,377,209

SECTION C

REPRICING GAP	$(1,682,088)	$(285,268)	$1,345,174	$1,331,732	$709,550
CUMULATIVE REPRICING GAP	(1,682,088)	(1,967,356)	(622,182)	709,550
RATIO OF INTEREST-SENSITIVE ASSETS TO LIABILITIES	.558	.711	5.845	5.289	1.132
RATIO OF CUMULATIVE, INTEREST-SENSITIVE ASSETS TO LIABILITIES	.558	.589	.877	1.132

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

During the second quarter of 2003, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 19, 2003 for the consideration of the following items which were approved by the number of votes set forth:

		Votes For	Votes Against

1.

To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Lester Avigael	25,076,131	347
	Irving Greenblum	24,696,930	379,547
	R. David Guerra	25,070,953	5,525
	Daniel B. Hastings, Jr.	25,071,953	4,525
	Richard E. Haynes	25,070,556	5,922
	Imelda Navarro	24,693,278	383,200
	Sioma Neiman	24,646,062	430,416
	Peggy J. Newman	25,070,547	5,931
	Dennis E. Nixon	24,427,391	649,087
	Leonardo Salinas	24,700,637	375,841
	A.R. Sanchez, Jr.	24,645,759	430,719

		Votes For	Votes Against

2.	To approve the appointment of independent auditors for the 2003 fiscal year	25,123,346	8,859

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

The following exhibits are filed as a part of this Report:

31.1	- Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	- Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	- Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	- Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Registrant filed a current report on Form 8-K on April 9, 2003 covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of a 25% stock dividend to all holders of record as of May 19, 2003,with said dividend payable on June 16, 2003.

Registrant filed a current report on Form 8-K on May 7, 2003 covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of first quarter 2003 earnings.

Registrant filed a current report on Form 8-K/A on May 8, 2003 covering Item 7 – Financial Statements and Exhibits and Items 9 and 12 – Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition, amending in its entirety the current report on Form 8-K filed on May 7, 2003.

Registrant filed a current report on Form 8-K on August 6, 2003 covering Item 5 - Other Events and Regulation FD Disclosure in connection with the announcement to expand its stock repurchase program.

Registrant filed a current report on Form 8-K on August 8, 2003 covering Item 9 - Regulation FD Disclosure and Item 12 - Results of Operations and Financial Condition in connection with the announcement of second quarter 2003 earnings.

Registrant filed a current report on Form 8-K on August 12, 2003 covering Item 9 - Regulation FD Disclosure and Item 12 - Results of Operations and Financial Condition in connection with the announcement of the declaration of a fifty cents per share cash dividend for all holders of common stock, $1.00 par value, of record on September 30, 2003 said cash dividend to be payable on October 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 14, 2003	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 14, 2003	/s/ Imelda Navarro
Imelda Navarro
Treasurer