Form 10-Q
period 2003-09-30
INTERNATIONAL BANCSHARES CORP
filed 2003-11-14
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).  Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	38,698,216 shares outstanding at November 10, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30, 2003	December 31, 2002
Assets

Cash and due from banks	$133,896	$141,104
Federal funds sold	66,000	13,000

Total cash and cash equivalents	199,896	154,104

Time deposits with banks	100	199

Investment securities:
Held to maturity (Market value of $2,060 on September 30, 2003 and $2,060 on December 31, 2002)	2,060	2,060
Available for sale (Amortized cost of $3,953,349 on September 30, 2003 and $2,992,906 on December 31, 2002)	3,971,888	3,070,711

Total investment securities	3,973,948	3,072,771

Loans:
Commercial, financial and agricultural	1,548,540	1,595,140
Real estate – mortgage	500,177	507,837
Real estate – construction	350,592	276,595
Consumer	145,416	160,546
Foreign	231,132	233,276
Total loans	2,775,857	2,773,394

Less unearned discounts	(2,289)	(3,832)

Loans, net of unearned discounts	2,773,568	2,769,562

Less allowance for possible loan losses	(48,203)	(44,213)

Net loans	2,725,365	2,725,349

Bank premises and equipment, net	210,489	185,477
Accrued interest receivable	34,697	35,193
Other investments	239,317	203,733
Identified intangible assets	6,212	7,169
Goodwill	67,442	67,442
Other assets	54,158	44,198

Total assets	$7,511,624	$6,495,635

	September 30, 2003	December 31, 2002
Liabilities

Deposits:
Demand – non-interest bearing	$757,875	$683,966
Savings and interest bearing demand	1,335,838	1,262,907
Time	2,199,292	2,293,026

Total deposits	4,293,005	4,239,899

Federal funds purchased and securities sold under repurchase agreements	473,482	457,915
Other borrowed funds and long term debt	2,125,401	1,185,857
Other liabilities	73,416	64,700

Total liabilities	6,965,304	5,948,371

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 52,640,630 shares on September 30, 2003 and 41,766,439 shares on December 31, 2002	52,641	41,766
Surplus	34,709	30,821
Retained earnings	611,136	560,613
Accumulated other comprehensive income	12,051	49,957
	710,537	683,157

Less cost of shares in treasury, 14,037,470 shares on September 30, 2003 and 10,506,298 shares on December 31, 2002	(164,217)	(135,893)

Total shareholders’ equity	546,320	547,264

Total liabilities and shareholders’ equity	$7,511,624	$6,495,635

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income:
Loans, including fees	$44,763	$45,619	$133,453	$138,623
Time deposits with banks	—	14	5	35
Federal funds sold	78	143	394	532
Investment securities:
Taxable	34,308	44,406	103,074	123,921
Tax-exempt	1,287	1,252	3,862	3,708
Other interest income	74	52	296	104

Total interest income	80,510	91,486	241,084	266,923

Interest expense:
Savings deposits	2,192	3,576	7,932	10,948
Time deposits	9,832	13,616	31,629	45,223
Federal funds purchased and securities sold under repurchase agreements	4,776	4,890	14,036	14,895
Other borrowings and long term debt	7,123	7,613	18,021	17,699

Total interest expense	23,123	29,695	71,618	88,765

Net interest income	56,587	61,791	169,466	178,158

Provision for possible loan losses	2,077	2,232	6,190	6,363

Net interest income after provision for possible loan losses	54,510	59,559	163,276	171,795

Non-interest income:
Service charges on deposit accounts	15,456	13,386	44,505	37,845
Other service charges, commissions and fees
Banking	3,129	3,328	10,445	9,651
Non-banking	1,789	1,819	8,070	4,438
Investment securities transactions, net	8,559	2,338	16,864	2,294
Other investments, net	2,786	(734)	7,213	(5,463)
Other income	2,332	6,492	7,465	11,533

Total non-interest income	34,051	26,629	94,562	60,298

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Non-interest expense:
Employee compensation and benefits	$17,804	$16,357	$53,897	$49,338
Occupancy	3,212	3,074	9,691	8,906
Depreciation of bank premises and equipment	3,908	4,158	11,856	12,052
Professional fees	2,327	1,387	6,051	4,052
Stationery and supplies	711	892	2,588	2,938
Amortization of identified intangible assets	319	751	957	1,086
Advertising	1,999	1,446	5,771	4,364
Other	7,729	10,856	27,480	29,938

Total non-interest expense	38,009	38,921	118,291	112,674

Income before income taxes	50,552	47,267	139,547	119,419

Provision for income taxes	16,694	16,394	45,889	41,122

Income before cumulative effect of a change in accounting principle	33,858	30,873	93,658	78,297

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(5,130)

Net income	$33,858	$30,873	$93,658	$73,167

Basic earnings per common share:

Weighted average number of shares outstanding:	38,622,484	39,646,528	38,699,669	40,172,833

Income before cumulative effect of a change in accounting principle	$.88	$.78	$2.42	$1.95

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(.13)

Net income	$.88	$.78	$2.42	$1.82

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	39,516,479	40,623,958	39,445,583	41,061,958

Income before cumulative effect of a change in accounting principle	$.86	$.76	$2.37	$1.90

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(.12)

Net income	$.86	$.76	$2.37	$1.78

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$33,858	$30,873	$93,658	$73,167

Other comprehensive income, net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	(31,632)	2,085	(38,522)	21,488

Change in fair value of equity method investee’s derivatives	—	1,838	616	4,107

Comprehensive income	$2,226	$34,796	$55,752	$98,762

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:

Net income	$93,658	$73,167

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and write downs on investments	—	7,893
Provision for possible loan losses	6,190	6,363
Depreciation of bank premises and equipment	11,856	12,052
Gain on sale of bank premises and equipment	(96)	(1,952)
Gain on sale of branches	—	(3,087)
Depreciation and amortization of leasing assets	1,468	1,992
Accretion of investment securities discounts	(782)	(3,778)
Amortization of investment securities premiums	21,643	12,401
Gain on investment securities transactions	(16,864)	(2,295)
Amortization of identified intangibles	957	1,086
Equity (earnings) losses from affiliates and other investments	(5,686)	6,942
Deferred tax expense (benefit)	1,945	(3,746)
Decrease (increase) in accrued interest receivable	496	(2,487)
Net increase in other assets	(11,428)	(1,857)
Net increase in other liabilities	27,182	15,373

Net cash provided by operating activities	130,539	118,067

Investing activities:

Proceeds from maturities of securities	4,100	3,970
Proceeds from sales of available for sale securities	431,237	320,554
Purchases of available for sale securities	(2,878,250)	(1,468,106)
Principal collected on mortgage-backed securities	1,478,474	878,124
Proceeds from matured time deposits with banks	99	1,153
Purchases of time deposits with banks	—	(99)
Net (increase) in loans	(6,206)	(62,505)
Purchases of other investments	(31,164)	(10,192)
Distributions from other investments	2,214	5,242
Purchases of bank premises and equipment	(37,424)	(9,841)
Cash paid in excess of net assets acquired	—	488
Cash paid with sale of branches	—	(44,498)
Proceeds from sale of bank premises and equipment	652	3,681

Net cash used in investing activities	(1,036,268)	(382,029)

	Nine Months Ended September 30,
	2003	2002

Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$73,909	$(2,309)
Net increase in savings and interest bearing demand deposits	72,931	63,180
Net decrease in time deposits	(93,734)	(106,013)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	15,567	(250,719)
Proceeds from issuance of other borrowed funds and long term debt	2,900,000	1,614,328
Principal payments on other borrowed funds	(1,960,456)	(1,110,545)
Purchase of treasury stock	(28,324)	(50,674)
Proceeds from stock transactions	4,253	3,116
Payment of cash dividends	(32,599)	(22,051)
Payment of cash dividends in lieu of fractional shares	(26)	(31)

Net cash provided by financing activities	951,521	138,282

Increase (decrease) in cash and cash equivalents	45,792	(125,680)

Cash and cash equivalents at beginning of period	154,104	285,222

Cash and cash equivalents at end of period	$199,896	$159,542

Supplemental cash flow information:
Interest paid	$69,786	$60,014
Income taxes paid	39,438	36,932

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, International Bancshares Capital Trusts I, II, III, IV, V, VI,VII and VIII, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities, and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise.  Prior to the implementation of FIN 46, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provision was to apply  immediately, to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  However, on October 8, 2003, the Financial Accounting Standards Board (“FASB”) deferred the implementation date until the first period ending after December 15, 2003.

The Company has several statutory business trusts, two of which were formed subsequent to January 31, 2003, for the purpose of issuing trust preferred securities.  The Company currently believes the continued consolidation of these trusts is appropriate under FIN 46; however, the application of FIN 46 to these types of trusts is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these types of trusts.  In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  The Company is currently continuing to evaluate the impact that deconsolidation of these trusts would have on its consolidated financial statements as the emerging issues related to FIN 46 arise.

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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances.  Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments.  SFAS No. 150 was originally effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  At its October 29, 2003, meeting, the Financial Accounting Standards Board decided to defer the effective date of SFAS No. 150, as it relates to classification and measurement requirements for manditorily redeemable financial instruments that become subject to SFAS No. 150 solely as a result of consolidation.  Adoption of the remaining provisions of SFAS No.150 did not have an impact on the Company’s consolidated financial statements.

Note 2 – Stock Options

At September 30, 2003, the Company had one stock-based employee compensation plan and certain options granted outside the plan.  The Company accounts for all options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands, except per share data)

Net income, as reported	$33,858	$30,873	$93,658	$73,167

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	(155)	(294)	(306)	(635)

Pro forma net income	$33,703	$30,579	$93,352	$72,532

Earnings per share:
Basic earnings
As reported	.88	.78	2.42	1.82
Pro forma	.87	.77	2.41	1.81

Diluted earnings
As reported	.86	.76	2.37	1.78
Pro forma	.85	.75	2.37	1.77

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)

U.S. Treasury and federal agencies Available for sale	$3,825,200	$2,907,927
States and political subdivisions Available for sale	109,340	105,952
Other
Held to maturity	2,060	2,060
Available for sale	37,348	56,832

Total investment securities	$3,973,948	$3,072,771

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30, 2003	September 30, 2002
	(Dollars in Thousands)

Balance at December 31,	$44,213	$40,065

Losses charged to allowance	(3,146)	(3,282)
Recoveries credited to allowance	946	1,174
Net losses charged to allowance	(2,200)	(2,108)

Allowance related to sale of branches	—	(465)

Provisions charged to operations	6,190	6,363

Balance at September 30,	$48,203	$43,855

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at September 30, 2003 were $26,067,000.  The income associated with these loans is not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2003, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 5 - Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 20, 2002 and May 19, 2003 and were paid on June 14, 2002 and June 15, 2003, respectively.  Such stock dividends resulted in the issuance of 8,331,124 shares of Common Stock in 2002 and 10,509,955 in 2003.  Cash dividends of $.34 per share and $.50 per share, adjusted for stock dividends, were paid on April 15, 2003 and October 15, 2003, respectively.

The Company expanded its formal stock repurchase program on August 6, 2003.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2003.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 10, 2003, a total of 3,629,361 shares had been repurchased under this program at a cost of $144,174,000, which shares are now reflected as 5,660,034 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of November 10, 2003, the Company has approximately $165,147,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

The Company’s lead bank subsidiary has invested in partnerships, which entered into several lease-financing transactions.  The lease-financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary is the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued separate Notice of Final Partnership Administrative Adjustments (“FPAA”) to the partnerships and on September 25, 2001, and January 10, 2003, the Company filed lawsuits contesting the adjustments asserted in the FPAAs.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  Of the approximately $12 million in tax benefits deposited in connection with the lawsuits and $13,640,797 in interest deposited to the IRS, a total of approximately $12 million has been accrued as of September 30, 2003.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities:  (I) changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations, (II) changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins, (III) changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, banking, tax, securities, insurance and employment laws and regulations, (IV) changes in the border crossings resulting from the planned Homeland Security Programs called “US-VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996, (V) the loss of senior management or operating personnel, (VI) increased competition from both within and outside the banking industry, (VII) changes in local, national and international economic business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral, (VIII) the timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities, (IX) changes in the Company’s ability to pay dividends on its Common Stock, (X) the effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions, and (XI) additions to the Company’s loan loss reserves as the result of changes in local, national or international conditions which adversely affect the Company’s customers.  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Results of Operations

Overview

Net income for the third quarter of 2003 was $33.9 million or $.88 per share - basic ($.86 per share - diluted) compared to $30.9 million or $.78 per share - basic ($.76 per share - diluted) in the corresponding 2002 period. The third quarter earnings represent a 13.2% increase in diluted earnings per share and a 9.7% increase in net income over the corresponding period of 2002.  Net income for the nine months ended September 30, 2003 was $93.7 million, or $2.42 per share – basic ($2.37 per share – diluted), compared to $73.2 million, or $1.82 per share – basic ($1.78 per share- diluted) for the same period in 2002.  The increase for the first nine months of 2003 compared to the same period of 2002 can be partially attributed to impairment charges taken by the Company during 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and the Company’s share of losses on its investment in the Aircraft Finance Trust (“AFT”).  The adoption of SFAS 142 resulted in an impairment charge of $5.1 million, after tax, on its investment services unit in the first quarter of 2002.  The total losses recorded on its investment in AFT totaled $8.2 million, after tax, for the nine months ended September 30, 2002.  Investment securities gains of $11 million, after tax, positively impacted earnings for the first nine months of 2003.  The securities gains arose from a program in place to reposition a portion of the Company’s bond portfolio.

Total assets at September 30, 2003, were $7,511,624,000, which represents a 15.6% increase from total assets of $6,495,635,000 at December 31, 2002.  The increase in total assets was primarily due to an increase in investment securities.  Deposits at September 30, 2003 were $4,293,005,000, which represents an increase of 1.3% over the $4,239,899,000 reported at December 31, 2002.  Total loans at September 30, 2003 of $2,775,857,000 increased .1% from the $2,773,394,000 reported at December 31, 2002.  The aggregate amount of Federal Home Loan Bank (“FHLB”) certificates of indebtedness and trust preferred securities increased to $2,125,401,000 at September 30, 2003, from the $1,185,857,000 at December 31, 2002.  On April 10, 2003 and September 25, 2003, additional long-term debt in the form of trust-preferred securities in the amounts of $10,000,000 and $25,000,000, respectively, was issued.  Trust preferred securities, FHLB certificates of indebtedness and deposits are used to fund the earning asset base of the Company.

Net Interest Income

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The Investment Committee of the Company reviews the gap analysis prepared by management twice a year (see table on page 19 for the September 30, 2003 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.  Net interest income for the third quarter of 2003 decreased $5,204,000, or 8.4% over the same period in 2002.  Net interest income for the nine months ended September 30, 2003 decreased $8,692,000, or 4.9%, over the same period in 2002.  The decrease in net interest income can be attributed to lower rates earned on interest bearing assets, which was partially offset by lower rates paid on interest bearing liabilities.

Interest and fees on loans decreased $856,000, or 1.9%, for the quarter ended September 30, 2003 from the same quarter in 2002 and decreased $5,170,000, or 3.7%, for the nine months ended September 30, 2003 compared to the same period in 2002.  Interest income on taxable and tax-exempt investment securities decreased $10,063,000, or 22.0%, for the quarter ended September 30, 2003 from the same quarter in 2002 and decreased $20,693,000, or 16.2%, for the nine months ended September 30, 2003 compared to the same period in 2002.  Overall, total interest income from loans, time deposits, federal funds sold, investment securities and other interest income decreased $10,753,000, or 11.8%, for the quarter ended September 30, 2003, from the same quarter in 2002 and decreased $25,617,000, or 9.6%, for the nine months ended September 30, 2003 compared to the same period in 2002 and can be attributed to lower rates earned on interest bearing assets.

Interest expense on savings deposits for the third quarter in 2003 decreased $1,384,000, or 38.7%, compared to the same period in 2002 and decreased $3,016,000, or 27.5%, for the nine months ended September 30, 2003 compared to the same period in 2002. Interest expense on time deposits for the third quarter in 2003 decreased $3,784,000, or 27.8%, compared to the same period in 2002 and decreased $13,594,000, or 30.1%, for the nine months ended September 30, 2003 compared to the same period in 2002.  Interest expense on federal funds purchased and securities sold under repurchase agreements for the third quarter of 2003 decreased $114,000, or 2.3%, compared to the same period in 2002 and decreased $859,000, or 5.8%, for the nine months ended September 30, 2003 compared to the same period in 2002.  Interest expense on other borrowings and long-term debt for the third quarter of 2003 decreased $490,000, or 6.4%, compared to the same period in 2002 and increased $322,000, or 1.8%, for the nine months ended September 30, 2003, compared to the same period in 2002.  Overall, total interest expense on savings deposits, time deposits, federal funds purchased, securities sold under repurchase agreements, other borrowings and long term debt decreased $5,772,000, or 19.4%, for the third quarter of 2003 from the same quarter in 2002 and decreased $17,147,000, or 19.3%, for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease in total interest expense was primarily due to lower interest rates paid on interest bearing liabilities.

Non-Interest Income

Non-interest income increased $7,422,000, or 27.9%, for the third quarter of 2003 as compared to the same quarter in 2002 and increased $34,264,000, or 56.8%, for the nine months ended September 30, 2003 compared to the same period in 2002.  Non-interest income includes income on other investments.  Income on other investments increased by $3,520,000, or 479.6%, for the third quarter of 2003 to $2,786,000, as compared to the same quarter in 2002, and increased $12,676,000, or 232.0%, for the nine months ended September 30, 2003 compared to the same period in 2002.  This increase in 2003 can be attributed to the Company’s share of losses recorded by AFT, and recognized by the Company in 2002.  The Company’s share of such losses during the first nine months of 2002 totaled $8.2 million, net of tax.  Investment securities gains of $8,559,000 were recorded in the third quarter of 2003 compared to gains of $2,338,000 for the same period in 2002.  Investment securities gains of $16,864,000 were recorded for the first nine months of 2003, compared to gains of $2,294,000 for the same period of 2002.  The gains for the first nine months of 2003 occurred due to the repositioning of a portion of the Company’s bond portfolio to realize the equity that is eroding in the portfolio due to rapid principal repayments.

Non-Interest Expense

Non-interest expense decreased $912,000, or 2.3%, for the quarter ended September 30, 2003 when compared to the same period in 2002 and increased $5,616,000, or 5.0%, for the nine months ended September 30, 2003 compared to the same period in 2002.  The increase in non-interest expense for the first nine months of 2003 was partially due to increased salaries and commissions paid to employees of the Company’s investment services unit for income produced during the first quarter of 2003.

The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 41.9% for the third quarter of 2003, compared to 44.0% for the same quarter of 2002.  The efficiency ratio for the nine months ended September 30, 2003 was 44.8% compared to 47.3% for the same period in 2002.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 9.0% to $48,203,000 at September 30, 2003 from $44,213,000 at December 31, 2002.  The provision for possible loan losses charged to expense decreased 6.9% to $2,077,000 for the third quarter of 2003 from $2,232,000 for the same quarter in 2002 and decreased $173,000, or 2.7%, for the nine months ended September 30, 2003 compared to the same period of 2002.  The allowance for possible loan losses was 1.7% of total loans, net of unearned income, at September 30, 2003, compared to 1.6% at December 31, 2002.

Investment Securities

Investment securities increased 29.3% to $3,973,948,000 at September 30, 2003, from investment securities of $3,072,771,000 at December 31, 2002.  Total federal funds sold increased 407.7% to $66,000,000 at September 30, 2003 as compared to $13,000,000 at December 31, 2002.  The changes reflected during the nine months ended September 30, 2003 were primarily from the results of the purchase of investment securities as part of the bond program currently in place to reposition a portion of the Company’s bond portfolio.

Foreign Operations

On September 30, 2003, the Company had $7,511,624,000 of consolidated assets, of which approximately $231,132,000, or 3.1%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $233,276,000, or 3.6%, at December 31, 2002.  Of the $231,132,000, 77.9% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 19.4% is secured by Mexican real estate; .7% is secured by Mexican real estate, related to maquiladora plants, guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.5% is unsecured; and .5% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company considers its Allowance for Possible Loan Losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for possible loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for possible loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for possible loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans, and (ii) allowances based on historical loss experience on the Company’s remaining loan portfolio.

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the servicing loan officer to determine if a loan has any potential problem and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the loans regardless of past due status and determines if the loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.  As part of its review process, the credit department will discuss the potential loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, any analysis on loans that is provided through examinations by regulatory authorities is considered in the review process.

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

The allowance, based on historical loss experience on the Company’s remaining loan portfolio, is determined by segregating the remaining loan portfolio into similar categories such as commercial loans, installment loans, international loans and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for management’s evaluation of changes in lending policies and procedures and current economic conditions in the market area served by the Company, is applied to each category.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2003, shareholders’ equity was $546,320,000 compared to $547,264,000 at December 31, 2002, a decrease of $944,000, or .2%.  The change in shareholders’ equity can be attributed to a decrease in accumulated other comprehensive income, and an increase in the number of treasury shares owned by the Company.

The Company had a leverage ratio of 8.36% and 8.71%, risk-weighted Tier 1 capital ratio of 15.52% and 15.95% and risk-weighted total capital ratio of 17.70% and 17.21% at September 30, 2003 and December 31, 2002, respectively.  The identified intangibles and goodwill of $73,654,000 as of September 30, 2003, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

On March 28, 2003, the Company formed International Bancshares Capital Trust VII (“Trust VII”), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On April 10, 2003, Trust VII issued $10,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.25% over the London Interbank Offered Rate (“LIBOR”), and interest is payable quarterly beginning July 24, 2003.  The Capital Securities will mature April 24, 2033; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after April 24, 2008, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust VII with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to ten consecutive semi-annual periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

On September 17, 2003, the Company formed International Bancshares Capital Trust VIII (“Trust VIII”), a statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On September 25, 2003, Trust VIII issued $25,000,000 of Capital Securities.  The Capital Securities accrue interest at a floating rate of 3.05% over the London Interbank Offered Rate (“LIBOR”), and interest is payable quarterly beginning January 8, 2004.  The Capital Securities will mature October 8, 2033; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after October 8, 2008, or (b) in whole within 90 days upon the occurrence of any of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust VIII with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

After taking into account the $10,000,000 in Capital Securities issued on April 10, 2003, and the $25,000,000 issued on September 25, 2003, the Company has a total of $170,000,000 of trust preferred securities issued by statutory business trusts formed by the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2003 is illustrated in the table on page 19.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

INTEREST RATE SENSITIVITY

(Dollars in Thousands)

	Rate/Maturity
September 30, 2003	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Section A

Rate sensitive assets

Federal funds sold	$66,000	$—	$—	$—	$66,000
Time deposits with banks	100	—	—	—	100
Investment securities	140,219	403,148	1,022,260	2,408,321	3,973,948
Loans, net of non-accruals	1,997,365	176,486	245,867	333,179	2,752,897

Total earning assets	$2,203,684	$579,634	$1,268,127	$2,741,500	$6,792,945

Cumulative earning assets	$2,203,684	$2,783,318	$4,051,445	$6,792,945

Section B

Rate sensitive liabilities

Time deposits	$1,053,074	$877,502	$264,037	$4,679	$2,199,292
Other interest bearing deposits	1,335,838	—	—	—	1,335,838
Fed funds purchased and securities sold under repurchase agreement	110,303	56,240	3,262	303,677	473,482
Other borrowings and long term debt	2,090,000	25,188	129	10,084	2,125,401

Total interest bearing liabilities	$4,589,215	$958,930	$267,428	$318,440	$6,134,013

Cumulative sensitive liabilities	$4,589,215	$5,548,145	$5,815,573	$6,134,013

Section C

Repricing gap	$(2,385,531)	$(379,296)	$1,000,699	$2,423,060	$658,932
Cumulative repricing gap	(2,385,531)	(2,764,827)	(1,764,128)	658,932
Ratio of interest-sensitive assets to liabilities	.480	.604	4.742	8.609	1.107
Ratio of cumulative, interest-sensitive assets to liabilities	.480	.502	.697	1.107

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

During the third quarter of 2003, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

                Registrant filed a current report on Form 8-K on November 7, 2003 covering Item 9- Regulation FD Disclosure and Item 12- Results of Operations and Financial Condition in connection with the announcement of third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 14, 2003	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 14, 2003	/s/ Imelda Navarro
Imelda Navarro
Treasurer