Form 10-K
period 2003-12-31
INTERNATIONAL BANCSHARES CORP
filed 2004-03-12
CIK 315709

Use these links to rapidly review the document
CONTENTS

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 0-9439

INTERNATIONAL BANCSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation)	74-2157138 (I.R.S. Employer Identification No.)
1200 San Bernardo Avenue Laredo, Texas 78042-1359 (Address of principal executive office and Zip Code)	(956) 722-7611 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock ($1.00 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes
☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $1,429,000,000 based on the closing sales price of the stock on such date.

As of March 5, 2004, there were 38,777,088 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2003 (in Parts I and II).

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

        Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities:

  •
  Changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations.

  •
  Changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins.

  •
  Changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance and employment laws and regulations.

  •
  Changes in U.S.—Mexico trade including, without limitation, reductions in border crossings and commerce resulting from the planned Homeland Security Program called "US-VISIT," which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996

  •
  The loss of senior management or operating personnel.

  •
  Increased competition from both within and without the banking industry.

  •
  Changes in local, national and international economic business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral.

  •
  The timing, impact and other uncertainties of the Company's potential future acquisitions including the Company's ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

  •
  Changes in the Company's ability to pay dividends on its Common Stock.

  •
  The effects of the litigation pending with the Internal Revenue Service regarding the Company's lease financing transactions.

  •
  Additions to the Company's loan loss reserves as the result of changes in local, national or international conditions which adversely affect the Company's customers. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Item 1. Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through over 100 main banking and branch facilities located in 35 communities in South, Central and Southeast Texas. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2003 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

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

        During the last several years, the Company has acquired various financial institutions and banking assets in its trade area. The community-focus of the subsidiary banks and the involvement of the local boards has resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. The Company's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

        On January 22, 2004, the Company entered into a definitive agreement to acquire Local Financial Corporation ("LFIN"), an Oklahoma based bank holding company with $2.9 billion in assets. The transaction is subject to regulatory approvals, approval by the shareholders of LFIN and certain other conditions set forth in the definitive agreement. It is anticipated that the transaction will close in the summer of 2004. Once the LFIN transaction is consummated, the Company believes it will be immediately accretive to its earnings per share.

        The Company also has four direct non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, and (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company. The Company also owns a controlling interest in Gulfstar Group I, Ltd. and related entities, which are involved in investment banking and merchant banking activities.

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3, 4, and 5 and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") with the exception of the filings on Form 3, 4 and 5, which will be posted to the website by the end of the business day after the form is filed. Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC Zapata and IBC Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 200 automated teller machines, and through their over 100 branches situated in retail locations and shopping malls. In addition, IBC provides IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "IBC OVERDRAFT COURTESY," "BIZ RITE CHECKING," "GOT YOU COVERED," "OVERDRAFT COURTESY GOT YOU COVERED," and "IT'S A BRIGHTER CHRISTMAS" as well as a design mark depicting the United States and Mexico and a design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as a design mark depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2003, the Company and its subsidiaries employed approximately 1,667 persons full-time and 318 persons part-time.

Competition

        The Company is the largest minority-owned bank holding company in the United States, with more than a majority of its common stock being held by Hispanic shareholders. The Company is the second largest independent Texas bank holding company. The primary market area of the Company is South, Central and Southeast Texas, an area bordered on the east by the Houston area, to the northwest by Austin, to the southwest by Del Rio and to the southeast by Brownsville. The Company has increased its market share in its primary market area over the last seven years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank-related services being provided by non-bank entities has increased dramatically during the last several years.

        The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 39%, 41% and 40% of the bank subsidiaries' total deposits as of December 31, 2003, 2002 and 2001, respectively.

        Under the Gramm-Leach-Bliley Act ("GLBA"), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company which may then serve its customers' varied financial needs through a single corporate structure. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

        THE USA PATRIOT ACT. On October 26, 2001, the President signed into law a comprehensive anti-terrorism legislation entitled Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the "Act"). Title III of the Act constitutes the USA PATRIOT ACT. The USA PATRIOT ACT substantially expands and changes the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. Among its provisions, the Act requires each financial institution to: (i) establish and maintain an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Also, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. In November 2001, the Department of the Treasury issued interim guidance concerning compliance by covered financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions. On October 28, 2002, the Department of Treasury's final rule codifying the interim guidance became effective. The Act also required the Secretary of the Treasury to adopt regulations requiring financial institutions to implement reasonable procedures relating to customer identification. Each bank was required to comply with the rule by October 1, 2003.

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

        Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. During the second quarter of 2001, the insurance agency subsidiary acquired another insurance agency. As a result of GLBA, the Texas Department of Insurance issued Commissioner's Bulletin No. B-0005-00 indicating that bank insurance agency activities could be conducted without geographic limitations. Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Securities Exchange Act of 1934. A financial holding company that has a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2003, the Company has made two merchant banking investments.

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

        On January 7, 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. The impact of the new rules is not known at this time; however, commentators anticipate that the new rules will shield national banks from certain state consumer protection laws which will continue to be applicable to state banks.

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

        NASDAQ LISTING STANDARDS. The Company is traded on the NASDAQ Stock Market. On November 4, 2003, the Securities and Exchange Commission approved the revised listing standards of the NASDAQ Stock Market. The new listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters. NASDAQ companies must comply with the new standards, with certain exceptions, for their first annual meeting after January 15, 2004.

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

        CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2003, the Company's ratio of total capital-to-risk-weighted assets was 19.33%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill of $73,334,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2003 was 8.75%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2003. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company and each of the bank subsidiaries capital ratios as of December 31, 2003, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

        The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1998 capital accord with a new capital accord that would set capital requirements for operational risk, which is not covered in the existing guidelines, and refine the existing capital requirements for credit risk and market risk exposures. The BIS has stated that its objective is to finalize a new capital accord by mid-year 2004 and for member countries to implement the accord by year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain at this time.

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

        CONSUMER LAWS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Fair and Accurate Credit Transactions Act of 2003, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

        AFFILIATE TRANSACTIONS. The Company, IBC and the other bank subsidiaries of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions. On October 31, 2002, the Board of Governors of the Federal Reserve System adopted a final rule (Regulation W) to implement comprehensively sections 23A and 23B of the Federal Reserve Act and provides several new exemptions consistent with the purposes of the statute. The final rule combines statutory restrictions on transactions between a member bank and its affiliates with numerous Board interpretations and exemptions in an effort to simplify compliance with sections 23A and 23B. The final rule was effective April 1, 2003.

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

        DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. Dividends may not be paid from "certified surplus," which is designated by the Board of Directors of Texas banking associations from undivided profits in connection with the establishment of the bank's lending limit. Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. At December 31, 2003 there was an aggregate of approximately $250,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC Zapata and IBC Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized," and not including the certified surplus of each bank. Further, the Company could expend the entire $250,000,000 and continue to be classified as "well capitalized". Note 20 of notes to Consolidated Financial Statements of the Company located on page 65 of the 2003 Annual Report is incorporated herein by reference.

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

Item 2. Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in modern buildings owned and completely occupied by the Company and IBC and containing approximately 125,000 square feet. The bank subsidiaries of IBC have over 100 main banking and branch facilities. All the facilities are customary to the banking industry. Most of the bank subsidiaries own their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas and the Coastal Bend area of Texas.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceed such limitation.

Item 3. Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the notes to consolidated financial statements located on page 62 of the 2003 Annual Report to Shareholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Since the 2003 Annual Meeting of Shareholders of the Company held on May 19, 2003, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The information set forth under the caption "Common Stock and Dividends" and "Equity Compensation Plan Information" located on pages 26 and 28, respectively, of Registrant's 2003 Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2003 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 28 of Registrant's 2003 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 16 through 22 of the Registrant's 2003 Annual Report.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 30 through 72 of Registrant's 2003 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 74 and 75 of Registrant's 2003 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and Management, including the principal executive officer and the principal financial officer, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

        During the fourth quarter, there were no significant changes in the internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

Election of Directors

Nominee for Director	Director Since(1)(3)	Age	Principal Occupation(2)
Lester Avigael	1966	77	Retail Merchant and Director of IBC
Irving Greenblum	1981	74	Investments
R. David Guerra	1993	51	Vice President of the Company since 1986 and President of the IBC Branch in McAllen, Texas and Director of IBC
Daniel B. Hastings Jr.	2000	56	Licensed U.S. Custom Broker and Director of IBC
Richard E. Haynes	1977	61	Attorney at Law; Real Estate Investments; and Director of IBC
Imelda Navarro	2002	46	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002
Sioma Neiman	1981	76	International entrepreneur
Peggy J. Newman	1997	72	Real Estate Investments; President of Newman Poultry Co. and Director of IBC since 1996
Dennis E. Nixon	1975	61	Chairman of the Board of the Company since May 1992 and President of the Company since 1979; President, Chief Executive Officer and Director of IBC
Leonardo Salinas	1976	70	Real Estate Investments and Director of IBC
Antonio R. Sanchez, Jr.	1995	61	Chairman of the Board of Sanchez Oil & Gas Corporation; Investments; and Director of IBC

(1)
Includes time served as director of IBC prior to July 28, 1980 when the Company became the successor issuer to IBC.

(2)
Except as otherwise noted, each nominee has held the office indicated or other offices in the same company for the last five years.

(3)
Leonardo Salinas, who had served as Vice President of the Company and Senior Executive Vice President of IBC, retired as of June 30, 2000.

        None of the nominees for director and none of the executive officers of the Company have a family relationship with any of the other nominees for director or executive officers.

        None of the above nominees is a director of any other company which has a class of securities registered under, or is required to file reports under, the Securities Exchange Act of 1934 or of any company registered under the Investment Company Act of 1940.

Audit Committee Financial Expert

        The Board of Directors of the Company has determined that none of the Audit Committee members would meet the audit committee financial expert criteria as defined by Item 401(h) of

Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the Audit Committee members are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. At the present time, no member of the Board of Directors serving on the Audit Committee meets the SEC definition of financial expert, which basically is limited to those who have prepared or audited financial statements. While it might be possible to recruit a person who qualifies, the Board has determined that in order to fulfill all of the functions of the Board and Audit Committee, each member of the Board and the Audit Committee should meet all the criteria that have been established by the Board, and it is not in the best interest of the Company to nominate as a director someone who does not have all the experience, attributes and qualifications that we seek to further the interests of the Company. The Audit Committee consists of three independent directors, each of whom has been selected for the Audit Committee by the Board based on the Board's determination that they are fully qualified to (i) review and understand the Company's financial statements, (ii) monitor the performance of management, (iii) monitor the Company's internal accounting operations, (iv) monitor the independent auditors, and (v) monitor the disclosures of the Company to the end that they fairly present the Company's financial condition and results of operations. In addition, the Audit Committee has the ability, on its own, to retain independent accountants or other consultants whenever it deems appropriate. The Board of Directors believes that this is fully equivalent to having a financial expert on the Audit Committee.

Audit Committee

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard E. Haynes, Lester Avigael and Irving Greenblum.

Code of Ethics

        The Company has adopted a code of business conduct and ethics for directors, executive officers (including the Company's chief executive officer and financial officer), known as the International Bancshares Code of Ethics for Financial Professionals. The Company also maintains a code of ethics for all employees, known as the International Bancshares Code of Ethics. The International Bancshares Code of Ethics for Financial Professionals and the International Bancshares Code of Ethics are available on the Company's website at www.ibc.com. Any amendment to, or waiver of, the Code of Ethics for Financial Professionals will be disclosed on such Company website.

Item 11. Executive Compensation

        The following table contains information concerning the compensation awarded during each of the last three years for the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Securities Underlying Options
Name and Principal Position					All Other(3) Compensation
	Year	Salary(1)	Bonus(2)
Dennis E. Nixon Chairman of the Board, President and Director of the Company; President, CEO and Director of IBC	2003 2002 2001	$462,375 444,992 437,338	$1,100,000 1,100,000 1,000,000	— — —	$15,478 15,178 12,435
R. David Guerra Vice President and Director of the Company; President of IBC branch in McAllen, Texas and Director of IBC	2003 2002 2001	$231,907 217,904 204,006	$61,308 58,621 51,844	— — 3,500	$14,242 13,441 12,392
Imelda Navarro Treasurer and Director of the Company, Senior Executive Vice President and Director of IBC	2003 2002 2001	$174,085 145,195 138,004	$47,938 39,882 33,536	— — 2,500	$11,189 10,386 9,611

(1)
These amounts do not include certain perquisites and other personal benefits, securities or property received by the officers which did not exceed the lesser of $50,000 or 10% of such executive officer's total salary and bonus set forth in the table; however, such amounts include directors fees as well as certain expense allowances. All cash compensation paid to the named officers was paid by IBC. The Company does not pay any cash compensation to any officer.

(2)
All amounts shown in this column are discretionary cash bonuses except $550,000 paid to Mr. Nixon for services rendered in 2003 and 2002 and $500,000 in 2001 pursuant to the Executive Incentive Compensation Plan.

(3)
All amounts shown in this column consist of funds contributed or allocated by the Company pursuant to the Company's Employee Profit Sharing Plan and Trust, a deferred profit sharing plan for employees with one year of continual employment.

        Each director of the Company and each director of IBC receives compensation for his services as a director in the amount of $900 for each meeting of the Board he attends and $300 for each meeting of a committee of the Board he attends. Salaried officers who are directors are not compensated for committee meetings. The director fees paid to the named executive officers are included in the salary totals set forth in the table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

        Insofar as is known to the Company, no person beneficially owned, as of March 5, 2004, more than five percent of the outstanding Common Stock of the Company, except as follows:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned as of March 5, 2004	Percent of Class
A. R. Sanchez Jr.(1)(2) P.O. Box 2986 Laredo, Texas 78040	8,806,740	22.74%
Estate of Alicia M. Sanchez(2) P.O. Box 2986 Laredo, Texas 78040	2,352,551	6.07%

(1)
The shares shown for Mr. A. R. Sanchez Jr. include the 2,352,551 shares owned by the Estate of Alicia M. Sanchez. Mr. Sanchez serves as Executor of the Estate and has the power to vote and dispose of those shares. Mr. Sanchez owns directly and has the sole power to vote and to dispose of 1,699,097 shares owned by him. Mr. Sanchez also controls the disposition of 3,179,015 shares as trustee for trusts in which various family members, including his children, have a vested interest in the income and corpus of such trusts. Sanchez Management Corporation, of which Mr. Sanchez is President and 100% owner, is the managing general partner for SANTIG, Ltd., a family limited partnership, which owns 1,569,594 shares. Mr. Sanchez also has the power to vote and dispose of 6,483 shares, which were gifted to the Sanchez Family Foundation.

(2)
The shares shown for the Estate of Alicia M. Sanchez are included in Mr. Antonio R. Sanchez total. Mr. Sanchez serves as Executor of the Estate and has the power to vote and dispose of the 2,352,551 shares.

Security Ownership of Management

        Based upon information received from the persons concerned, each of whom is a director and nominee for director, the following individuals and all directors and executive officers of the Company as a group owned beneficially as of March 5, 2004, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

Name of Individual or Identity of Group	Shares Beneficially Owned as of March 5, 2004		Percent of Class
Lester Avigael(1)	327,743		*
Irving Greenblum(2)	383,411		*
R. David Guerra(3)	250,832	+	*
Daniel B. Hastings, Jr.	48,102		*
Richard E. Haynes	32,403		*
Imelda Navarro(4)	185,170	+	*
Sioma Neiman(5)	864,495		2.23%
Peggy J. Newman	9,885		*
Dennis E. Nixon(6)	1,391,133	+	3.63%
Leonardo Salinas	106,673		*
A. R. Sanchez Jr.(7)	8,806,740		22.74%
All Directors and Executive Officers as a group (11 persons)(8)	12,406,587		32.09%

*
Ownership of less than one percent.

+
Includes shares which are issuable upon the exercise of options exercisable on or prior to June 1, 2004 ("currently exercisable options").

(1)
The holdings shown for Mr. Avigael include 244,140 shares held in the name of Avigael Investments and 33,331 shares which he holds as trustee for the benefit of his grandchildren which he has the power to dispose of and to vote.

(2)
The holdings shown for Mr. Greenblum include 45,067 shares held in a family limited partnership, which he has the power to dispose of and to vote. The holdings for Mr. Greenblum include 45,067, which are held in his wife's name.

(3)
The holdings shown for Mr. Guerra include 15,384 shares, which are issuable upon the exercise of currently exercisable options. The holdings shown for Mr. Guerra include 235,448 shares, which he and his wife hold in their names jointly.

(4)
The holdings shown for Ms. Imelda Navarro include 33,818 shares, which are issuable upon the exercise of currently exercisable options.

(5)
The holdings shown for Mr. Neiman include 864,495 shares in the name of Inar Investments, Corp., of which he is the Managing Director.

(6)
The holdings shown for Mr. Nixon include 60,037 shares, which are issuable upon the exercise of currently exercisable options. The holdings shown for Mr. Nixon also include 8,683 shares held in the name of his wife.

(7)
The shares shown for Mr. A. R. Sanchez Jr. include 2,352,551 shares owned by the Estate of Alicia M. Sanchez. Mr. Sanchez serves as Executor of the Estate and has the power to vote and dispose of those shares. Mr. Sanchez owns directly and has the sole power to vote and to dispose of 1,699,097 shares owned by him. Mr. Sanchez also controls the disposition of 3,179,015 shares as trustee for trusts in which various family members, including his children, have a vested interest in the income and corpus of such trusts. Sanchez Management Corporation, of which Mr. Sanchez is President and 100% owner, is the managing general partner for SANTIG, Ltd., a family limited partnership, which owns 1,569,594 shares. Mr. Sanchez also has the power to vote and dispose of 6,483 shares, which were gifted to the Sanchez Family Foundation.

(8)
The holdings shown for all directors and executive officers as a group include 109,239 shares which are issuable upon the exercise of currently exercisable options.

        Except as reflected in the notes to the preceding table, each of the individuals listed in the table owns directly the number of shares indicated in the table and has the sole power to vote and to dispose of such shares.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2003, with respect to the Company's compensation plans under which equity securities are authorized for issuance:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise options, price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity Compensation plans approved by security holders	1,317,196	$17.42	307,622
Equity Compensation plans not approved by security holders(1)	128,906	$16.65	—

Total	1,446,102	$18.31	307,622

(1)
The Company granted non-qualified stock options exercisable for a total of 234,368 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group. The grants were not made under any of the approved Stock Option Plans. The options are exercisable for a period of seven years and vest in equal increments over a period of five years. All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on or about the date of grant.

Stock Options

        During 2003, the Company did not grant any options to the named executive officers of the Company.

        The following table reflects certain information regarding individual exercises of stock options with respect to the Common Stock during 2003 and through March 5, 2004 by each of the named executive officers of the Company.

AGGREGATED OPTION EXERCISES IN 2003
AND FY-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Underlying Shares Unexercised Options at 12/31/03 Exercisable/ Unexercisable (#)	Value of Unexercised In- the-Money Options at 12/31/03 Exercisable/ Unexercisable ($) (1)
Dennis E. Nixon			60,037/	2,186,170/
	—	—	8,021	180,540
R. David Guerra			16,604/	541,279/
	—	—	3,280	83,252
Imelda Navarro			34,674/	1,126,229/
	—	—	5,624	59,472

(1)
Based on market value of underlying shares minus aggregate exercise price.

Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation

        The Salary and Steering Committee members during 2003 were Lester Avigael, Richard E. Haynes and Mr. Nixon, who serves as President and Chairman of the Board of the Company and President and CEO of IBC, and who is consulted with respect to compensation decisions for all executives and key salaried employees other than for himself. Stock Option grants are determined by the Stock Option Plan Committee whose members were Lester Avigael, Richard E. Haynes and Irving Greenblum. Messrs. Richard E. Haynes and Dennis E. Nixon each have total indebtedness outstanding with the subsidiary banks of the Company in an amount which exceeds $60,000, which indebtedness is fully performing and complies with Federal lending restrictions included in section 22(h) of the Federal Reserve Act (12 U.S.C. 375b).

Item 13. Certain Relationships and Related Transactions

Interest of Management in Certain Transactions

        Some of the directors, executive officers and nominees for directors of the Company and principal shareholders of the Company and their immediate families and the companies with which they are associated were customers of, and had banking transactions with, the Company's subsidiary banks in the ordinary course of the subsidiary banks' business during 2003, and the Company anticipates that such banking transactions will continue in the future. All loans and commitments to loan included in such banking transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing in the industry at the time for comparable transactions with other persons, and, in the opinion of management of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

        IBC and Sanchez Oil & Gas Corporation, a related interest of Antonio R. Sanchez, Jr., who is a director and principal shareholder of the Company, jointly own, in varying percentages certain aircraft used for business purposes by IBC, the other bank subsidiaries and Sanchez Oil and Gas Corporation. The net book value of IBC's aggregate interest in such aircraft as of March 5, 2004 was approximately $10.1 million. Each bank subsidiary and Sanchez Oil and Gas Corporation pay the pro rata expense related to their actual use of the aircraft.

Item 14. Principal Accountant Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Shareholders entitled "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents
1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2003 Annual Report to Shareholders filed as an exhibit hereto and they include:
Independent Auditors' Report

Consolidated:
Statements of Condition as of December 31, 2003 and 2002
Statements of Income for the years ended December 31, 2003, 2002 and 2001
Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
	2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	3.	The following exhibits are filed as a part of this Report:
3(a)*	—	Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.
3(b)	—	Amended By-Laws of International Bancshares Corporation
3(c)*	—
Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference as Exhibit 3(c) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.
3(d)	—	Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
10(a)*+	—
The 1987 International Bancshares Corporation Key Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option Plan) incorporated herein as an exhibit by reference to Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-15655.
10(b)*+	—
The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 33-15655.

	10(c)*+	—
Executive Incentive Compensation Plan of the Registrant incorporated herein by reference to exhibit "A" of the Registrant's Proxy Statement filed with the Securities Exchange Commission on April 15, 1997, SEC File No. 09439.
	10(d)*	—
Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.
	13**	—	International Bancshares Corporation 2003 Annual Report
	21	—	List of Subsidiaries of International Bancshares Corporation as of March 5, 2004
	23	—	Independent Auditors' Consent
	31(a)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31(b)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*		Previously filed
	+		Executive Compensation Plans and Arrangements
	**		Deemed filed only with respect to those portions thereof incorporated herein by reference
(b)	Reports on Form 8-K

        Registrant filed a current report on Form 8-K on December 31, 2003 covering Item 5—Other Events and Regulation FD Disclosure and Item 9—Regulation Fair Disclosure in connection with the announcement that on December 18, 2003, the its Board of Directors had extended the termination date of the registrant's stock repurchase program through December 2004.

        Registrant filed a current report on Form 8-K on January 22, 2004 covering Item 5—Other Events and Regulation FD Disclosure in connection with the joint announcement by the registrant and Local Financial Corporation that an agreement and plan of merger had been signed whereby Local Financial Corporation would merge with and into LFC Acquisition Corp., a wholly owned subsidiary of the Registrant.

        Registrant filed a current report on Form 8-K on February 26, 2004 covering Item 12 in connection with the announcement of Registrant's annual and fourth quarter 2003 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)
By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	March 12, 2004
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer)	March 12, 2004
/s/ LESTER AVIGAEL Lester Avigael	Director	March 12, 2004
/s/ IRVING GREENBLUM Irving Greenblum	Director	March 12, 2004
/s/ R. DAVID GUERRA R. David Guerra	Director	March 12, 2004
/s/ DANIEL B. HASTINGS, JR. Daniel B. Hastings, Jr.	Director	March 12, 2004
/s/ RICHARD E. HAYNES Richard E. Haynes	Director	March 12, 2004

/s/ SIOMA NEIMAN Sioma Neiman	Director	March 12, 2004
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	March 12, 2004
/s/ LEONARDO SALINAS Leonardo Salinas	Director	March 12, 2004
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	March 12, 2004

Exhibit Index

Exhibit 3(b)	—	Amended By-Laws of International Bancshares Corporation
Exhibit 3(d)	—	Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002
Exhibit 13	—	International Bancshares Corporation 2003 Annual Report, Exhibit 13, page 1
Exhibit 21	—	List of Subsidiaries of International Bancshares Corporation as of March 5, 2004
Exhibit 23	—	Independent Auditors' Consent
Exhibit 31(a)	—	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	—	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002