Form 10-Q
period 2004-03-31
INTERNATIONAL BANCSHARES CORP
filed 2004-05-07
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	38,845,181 shares outstanding at May 3, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
Assets

Cash and due from banks	$134,918	$152,229
Federal funds sold	240,500	63,500

Total cash and cash equivalents	375,418	215,729

Time deposits with banks	100	100

Investment securities:
Held to maturity (Market value of $2,160 on March 31, 2004 and December 31, 2003)	2,160	2,160
Available for sale (Amortized cost of $2,857,724 on March 31, 2004 and $3,019,584 on December 31, 2003)	2,886,049	3,039,341

Total investment securities	2,888,209	3,041,501

Loans:
Commercial, financial and agricultural	1,426,933	1,400,173
Real estate – mortgage	510,523	495,481
Real estate – construction	487,120	492,208
Consumer	143,113	139,987
Foreign	227,316	222,797
Total loans	2,795,005	2,750,646

Less unearned discounts	(1,148)	(1,646)

Loans, net of unearned discounts	2,793,857	2,749,000

Less allowance for possible loan losses	(49,846)	(48,646)

Net loans	2,744,011	2,700,354

Bank premises and equipment, net	224,378	220,602
Accrued interest receivable	27,461	28,891
Other investments	203,146	244,113
Identified intangible assets	5,646	5,892
Goodwill	67,442	67,442
Other assets	51,761	53,686

Total assets	$6,587,572	$6,578,310

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
Liabilities

Deposits:
Demand – non-interest bearing	$834,827	$814,470
Savings and interest bearing demand	1,387,065	1,395,618
Time	2,266,349	2,225,611

Total deposits	4,488,241	4,435,699

Securities sold under repurchase agreements	503,936	501,296
Other borrowed funds	750,208	845,272
Junior subordinated deferrable interest debentures	172,510	172,254
Other liabilities	62,080	46,406

Total liabilities	5,976,975	6,000,927

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 52,876,346 shares on March 31, 2004 and 52,774,176 shares on December 31, 2003	52,876	52,774
Surplus	39,133	37,777
Retained earnings	666,125	639,606
Accumulated other comprehensive income	18,411	12,842
	776,545	742,999

Less cost of shares in treasury, 14,074,582 shares on March 31, 2004 and 14,068,296 shares on December 31, 2003	(165,948)	(165,616)

Total shareholders’ equity	610,597	577,383

Total liabilities and shareholders’ equity	$6,587,572	$6,578,310

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Interest income:
Loans, including fees	$43,426	$45,344
Time deposits with banks	6	4
Federal funds sold	469	131
Investment securities:
Taxable	25,623	35,074
Tax-exempt	1,284	1,288
Other interest income	162	132

Total interest income	70,970	81,973

Interest expense:
Savings deposits	2,217	2,950
Time deposits	9,051	11,278
Federal funds purchased and securities sold under repurchase agreements	4,757	4,613
Other borrowings	2,207	3,019
Junior subordinated interest deferrable debentures	2,487	2,133

Total interest expense	20,719	23,993

Net interest income	50,251	57,980

Provision for possible loan losses	1,342	1,989

Net interest income after provision for possible loan losses	48,909	55,991

Non-interest income:
Service charges on deposit accounts	14,409	14,335
Other service charges, commissions and fees
Banking	3,843	3,461
Non-banking	896	4,034
Investment securities transactions, net	4,772	2,763
Other investments, net	2,512	1,983
Other income	1,881	2,569

Total non-interest income	28,313	29,145

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income – (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Non-interest expense:
Employee compensation and benefits	$16,441	$18,464
Occupancy	3,273	2,960
Depreciation of bank premises and equipment	4,051	3,934
Professional fees	1,574	1,522
Stationery and supplies	979	885
Amortization of identified intangible assets	246	319
Advertising	1,856	1,743
Other	9,268	8,260

Total non-interest expense	37,688	38,087

Income before income taxes	39,534	47,049

Provision for income taxes	13,015	15,724

Net income	$26,519	$31,325

Basic earnings per common share:

Weighted average number of shares outstanding:	38,747,118	38,792,019

Net income	$.68	$.81

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	39,621,896	39,299,849

Net income	$.67	$.80

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2004	2003

Net income	$26,519	$31,325

Other comprehensive income, net of tax

Unrealized holding gains on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	5,569	615

Change in fair value of equity method investee’s derivatives	—	616

Comprehensive income	$32,088	$32,556

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:

Net income	$26,519	$31,325

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	1,342	1,989
Depreciation of bank premises and equipment	4,051	3,934
Gain on sale of bank premises and equipment	(17)	—
Depreciation and amortization of leased assets	422	569
Accretion of investment securities discounts	(123)	(337)
Amortization of investment securities premiums	7,973	5,086
Investment securities transactions, net	(4,772)	(2,763)
Accretion of junior subordinated debenture discounts	256	—
Amortization of identified intangible assets	246	319
Earnings from affiliates and other investments	(2,343)	(1,488)
Deferred tax (benefit) expense	(203)	125
Decrease in accrued interest receivable	1,430	1,664
Net decrease (increase) in other assets	1,504	(11,704)
Net increase in other liabilities	12,878	23,947

Net cash provided by operating activities	49,163	52,666

Investing activities:

Proceeds from maturities of securities	2,293	1,500
Proceeds from sales of available for sale securities	279,535	117,350
Purchases of available for sale securities	(268,930)	(393,210)
Principal collected on mortgage-backed securities	145,883	411,351
Net (increase) decrease in loans	(44,999)	27,584
Distributions (purchases) of other investments	43,310	(504)
Purchases of bank premises and equipment	(7,827)	(7,569)
Proceeds from sale of bank premises and equipment	17	—

Net cash provided by investing activities	149,282	156,502

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2004	2003

Financing activities:

Net increase in non-interest bearing demand deposits	$20,357	$69,646
Net (decrease) increase in savings and interest bearing demand deposits	(8,553)	49,069
Net increase (decrease) in time deposits	40,738	(31,618)
Net increase in federal funds purchased and securities sold under repurchase agreements	2,640	16,743
Proceeds from issuance of other borrowed funds	90,000	440,000
Principal payments on other borrowed funds	(185,064)	(680,204)
Purchase of treasury stock	(332)	(18,810)
Proceeds from stock transactions	1,458	2,044
Payment of cash dividends	—	(13,297)

Net cash used in financing activities	(38,756)	(166,427)

Increase in cash and cash equivalents	159,689	42,741

Cash and cash equivalents at beginning of period	215,729	154,104

Cash and cash equivalents at end of period	$375,418	$196,845

Supplemental cash flow information:
Interest paid	$20,400	$24,285
Income taxes paid	—	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Additionally, the March 2003 consolidated statement of income has been modified to reflect the effect of the deconsolidation under the provisions of FIN 46R, of eight statutory business trusts, formed by the Company to issue trust preferred securities.  The Company early adopted the provisions of FIN 46R, in December 2003.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in determining its reportable segments and related disclosures.  None of the Company’s other subsidiaries meets the 10% threshold for disclosure under SFAS No. 131.

All per share data presented has been restated to reflect the stock splits effected through stock dividends.

Note 2 – Potential Acquisition

On January 22, 2004, the Company signed a definitive agreement pursuant to which the Company will acquire Local Financial Corporation (“LFIN”), an Oklahoma based bank holding company with $2.9 billion in assets.  Under the terms of the agreement, the Company will pay consideration to the LFIN shareholders of approximately $364 million ($274 million in cash and $90 million in stock).  The Company has increased its overnight liquidity in the form of fed funds sold to prepare for the cash payment required by the LFIN acquisition.  LFIN stockholders will be entitled to elect to either receive cash or Common Stock of the Company, valued at $22.00 per share (subject to adjustment in certain circumstances) for each share of LFIN common stock they own.  The election of LFIN’s stockholders will be subject to the requirement that 75 percent of LFIN’s shares be exchanged for cash and 25 percent be exchanged for IBC stock.

All required bank regulatory approvals for the LFIN acquisition, subject to the expiration of applicable waiting periods have been obtained.  The acquisition is expected to close in June 2004 and is subject to various closing conditions, including the approval of LFIN’s stockholders.  The Board of Directors of both the Company and LFIN have approved the transaction.

Note 3 – Stock Options

At March 31, 2004, the Company had one stock-based employee compensation plan and certain options granted outside the plan.  The Company accounts for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands, except per share data)

Net income, as reported	$26,519	$31,325

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(142)	(148)

Pro forma net income	$26,377	$31,177

Earnings per share:
Basic earnings
As reported	$.68	$.81
Pro forma	.68	.80

Diluted earnings
As reported	$.67	$.80
Pro forma	.67	.79

Note 4 - Investment Securities

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available for sale	$2,751,754	$2,890,304
States and political subdivisions
Available for sale	109,374	110,382
Other
Held to maturity	2,160	2,160
Available for sale	24,921	38,655

Total investment securities	$2,888,209	$3,041,501

Note 5 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	March 31, 2004	March 31, 2003
	(Dollars in Thousands)

Balance at December 31,	$48,646	$44,213

Losses charged to allowance	(702)	(892)
Recoveries credited to allowance	560	443
Net losses charged to allowance	(142)	(449)

Provisions charged to operations	1,342	1,989

Balance at March 31,	$49,846	$45,753

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at March 31, 2004 were $20,095,000.  The income associated with these loans is not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2004, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 6 – Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 19, 2003 and were paid on June 16, 2003.  Cash dividends of $.50 per share were paid on April 30, 2004 to all holders of record on April 15, 2004. A stock dividend of 25% will be paid on May 28, 2004 to all holders of record on May 3, 2004.

The Company expanded its formal stock repurchase program on December 18, 2003.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2004.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2004, a total of 3,645,791 shares had been repurchased under this program at a cost of $144,975,000, which shares are now reflected as 5,676,464 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of May 3, 2004, the Company has approximately $165,948,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

In order to curtail the accrual of additional interest related to the disputed tax benefits and because interest rates were unfavorable, on March 7, 2003, the Company submitted to the IRS a total of $13,640,797, which constitutes the interest that would have accrued based on the adjustments proposed in the FPAAs related to both of the lease-financing transactions.  If it is determined that the amount of interest due, if any, related to the lease-financing transactions is less than the $13,640,797, the remaining amount of the prepaid interest will be refunded to the Company, plus interest thereon.

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at March 31, 2004 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others the following possibilities:

•                  Changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations.

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

•                  Changes in U.S. – Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the planned Homeland Security Programs called “US-VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

•                  The loss of senior management or operating personnel.

•                  Increased competition from both within and outside the banking industry.

•                  Changes in local, national and international economic business conditions that adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral.

•                  The timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

•                  Changes in the Company’s ability to pay dividends on its Common Stock.

•                  The effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions.

•                  Additions to the Company’s loan loss allowance as the result of changes in local, national or international conditions which adversely affect the Company’s customers.

It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

The Company, which is headquartered in Laredo, Texas and serves the South, Central and Southeast Texas regions, provides banking services for commercial, consumer and international customers.  The Company is the second largest independent commercial bank holding company in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company also owns an insurance agency and a majority interest in an investment banking unit.  The Company’s primary earnings come from the spread between the interest earned on interest bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

The Company is very active in facilitating trade along the United States border with Mexico.  The Company does a significant amount of business with customers domiciled in Mexico.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries.  Many of the Texas markets served by the Company have a large Hispanic population.

Expense control is another essential element in the Company’s profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  The Company’s efficiency ratio has been under 53% for each of the last five years, which the Company believes is better than average compared to its national peer group.  One of the benefits derived from such operating efficiencies is that the Company is not subject to undue pressure to generate interest income from high-risk loans.

During the fourth quarter of 2003, the Company reduced its assets by approximately $1 billion dollars in anticipation of a large acquisition.  On January 22, 2004, the Company entered into a definitive agreement to acquire Local Financial Corporation (“LFIN”), an Oklahoma based bank holding company with $2.9 billion in assets.  The Company has obtained all bank regulatory approvals, subject to certain waiting periods and subject to approval by the shareholders of LFIN and certain other conditions set forth in the definitive agreement.  It is anticipated that the transaction will close during the summer of 2004.  The reduction in the assets of the Company is expected to reduce net interest income in the near term.  The Company has also increased its overnight liquidity in the form of fed funds sold to prepare for the cash payment required, which is approximately $274 million.  Once the LFIN transaction is consummated, the Company believes it will be immediately accretive to its earnings per share.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2004	December 31, 2003	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$6,587,572	$6,578,310.1%
Net loans	2,744,011	2,700,354	1.6
Deposits	4,488,241	4,435,699	1.2
Other borrowed funds	750,208	845,272	(11.2)
Junior subordinated deferrable interest debentures	172,510	172,254.1
Shareholders’ equity	610,597	577,383	5.8

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Percent Increase (Decrease)

Interest income	$70,970	$81,973	(13.4)%
Interest expense	20,719	23,993	(13.6)
Net interest income	50,251	57,980	(13.3)
Provision for possible loan losses	1,342	1,989	(32.5)
Non-interest income	28,313	29,145	(2.9)
Non-interest expense	37,688	38,087	(1.0)
Net income	26,519	31,325	(15.3)

Per common share:
Basic	$.68	$.81	(16.0)%
Diluted	.67	.80	(16.3)

Efficiency Ratio	48.0%	43.7%	(9.8)

Net Income

Net income decreased by 15.3% for the first quarter of 2004 from the same period in 2003.  Net income was negatively impacted by the current low interest rate environment and the Company’s strategic management of earning assets in anticipation of its pending acquisition of LFIN.

Net Interest Income

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Percent Increase (Decrease)

Interest income:
Loans, including fees	$43,426	$45,344	(4.2)%
Time deposits with banks	6	4	50.0
Federal funds sold	469	131	258.0
Investment securities:
Taxable	25,623	35,074	(26.9)
Tax-exempt	1,284	1,288	(.3)
Other interest income	162	132	22.7

Total interest income	70,970	81,973	(13.4)

Interest expense:
Savings deposits	2,217	2,950	(24.8)
Time deposits	9,051	11,278	(19.7)
Federal funds purchased and securities sold under repurchase agreements	4,757	4,613	3.1
Other borrowings	2,207	3,019	(57.2)
Junior subordinated interest deferrable debentures	2,487	2,133	100.0

Total interest expense	20,719	23,993	(13.6)

Net interest income	$50,251	$57,980	(13.3)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.

Net interest income was negatively impacted due to the Company’s strategic management of earning assets in anticipation of its pending acquisition of LFIN.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 19 for the March 31, 2004 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$14,409	$14,335.5%
Other service charges, commissions and fees
Banking	3,843	3,461	11.0
Non-banking	896	4,034	(77.8)
Investment securities transactions, net	4,772	2,763	72.7
Other investments, net	2,512	1,983	26.7
Other income	1,881	2,569	(26.8)

Total non-interest income	$28,313	$29,145	(2.9)%

The decrease in non-banking service charges, commissions and fees can be attributed to a decrease in fees earned by the Company’s investment services unit in 2004.  The Company recorded investment securities gains of $4,772,000 for the quarter ended March 31, 2004 compared to gains of $2,763,000 for the same period of 2003.  The gains in 2004 and 2003 occurred due to an ongoing program to reposition a portion of the Company’s bond portfolio to realize the equity that was eroding in the portfolio due to rapid principal repayments, the result of which, in effect, accelerated future earnings.

Non-Interest Expense

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$16,441	$18,464	(11.0)%
Occupancy	3,273	2,960	10.6
Depreciation of bank premises and equipment	4,051	3,934	3.0
Professional fees	1,574	1,522	3.4
Stationery and supplies	979	885	10.6
Amortization of identified intangible assets	246	319	(22.9)
Advertising	1,856	1,743	6.5
Other	9,268	8,260	12.2

Total non-interest expense	$37,688	$38,087	(1.0)%

The 11% decrease in employee compensation expense and benefits for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 can be attributed to increased salaries and commissions paid to the Company’s investment services unit for income produced during the first quarter of 2003 that were not paid in 2004.

Expense control is an essential element in the Company’s profitability.  This is achieved through maintaining optimum staffing levels, an effective budgeting process, and internal consolidation of bank functions.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 2.5% to $49,846,000 at March 31, 2004 from $48,646,000 at December 31, 2003.  The provision for possible loan losses charged to expense decreased 32.5% to $1,342,000 for the quarter ended March 31, 2004 from $1,989,000 for the same quarter in 2003.  The decrease in the provision for possible loan losses charged to expense can be attributed to the lack of substantial growth in the loan portfolio.  The allowance for possible loan losses was 1.8% of total loans, net of unearned income, at March 31, 2004 and December 31, 2003.

Investment Securities

Investment securities decreased 5.0% to $2,888,209,000 at March 31, 2004, from investment securities of $3,041,501,000 at December 31, 2003.  The changes reflected during the first quarter of 2004 were primarily from the results of continued contraction of the asset base of the Company affected through the pay down of bank borrowings to position the Company for the LFIN acquisition.

Foreign Operations

On March 31, 2004, the Company had $6,587,572,000 of consolidated assets, of which approximately $227,316,000, or 3.5%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $222,797,000, or 3.4%, at December 31, 2003.  Of the $227,316,000, 77.6% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.0% is secured by Mexican real estate; .5% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.5% is unsecured; and .4% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles in the preparation of the Company’s consolidated financial statements.  The significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s latest Annual Report on Form 10K.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

The Company considers its Allowance for Possible Loan Losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for possible loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for possible loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for possible loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans, and (ii) allowances based on historical loss experience on the Company’s remaining loan portfolio, which includes general economic conditions and other qualitative risk factors both internal and external to the Company.  See also discussion regarding the allowance for possible loan losses and provision for possible loan losses included in the results of operations and “Provision and Allowance for Possible Loan Losses” included in Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Company’s latest Annual Report on Form 10K for further information regarding the Company’s provision and allowance for possible loan losses policy.

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the servicing loan officer to determine if a loan has any potential problem and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the loans regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, any analysis on loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company will determine if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

The Company’s internal classified report is segregated into the following categories:  (i) “Pass Credits,” (ii) “Special Review Credits,” (iii) “Watch List - Pass Credits,” or (iv) “Watch List – Substandard and Doubtful Credits.”  The loans placed in the “Pass Credits” category reflect the Company’s opinion that the loan conforms to the bank’s lending policies, which includes the borrower’s ability to repay, the value of the underlying collateral, if any, as it relates to the outstanding indebtedness of the loan, and the economic environment and industry in which the borrower operates.  The loans placed in the “Special Review Credits” category reflect the Company’s opinion that the loans reflect potential weaknesses which require monitoring on a more frequent basis; however, the “Special Review Credits” are not considered to need a specific reserve at the time, but are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List – Pass Credits” category reflect the Company’s opinion that the loans contain pronounced credit weaknesses and/or inherent financial weaknesses of the borrower.  The loans placed in the “Watch List – Substandard and Doubtful Credits” category reflect the Company’s opinion that the loans contain clearly pronounced credit weaknesses and/or inherent weaknesses of the borrower.  Credits classified as “Watch List – Substandard and Doubtful Credits” are evaluated under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” criteria and, if deemed necessary a specific reserve is allocated to the credit.  The specific reserve allocated under SFAS No. 114, is based on (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

The allowance, based on historical loss experience on the Company’s remaining loan portfolio, which includes the “Special Review Credits,” “Watch List - Pass Credits” and “Watch List – Substandard and Doubtful Credits,” is determined by segregating the remaining loan portfolio into certain categories such as commercial loans, installment loans, international loans, loan concentrations and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for (i) management’s evaluation of changes in lending policies and procedures, (ii) current economic conditions in the market area served by the Company, (iii) other risk factors, (iv) the effectiveness of the internal loan review function, (v) changes in loan portfolios, and (vi) the composition and concentration of credit volume is applied to each category.  Each category is then added together to determine the allowance allocated under Statement of Financial Accounting Standards No. 5.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2004 and 2003 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  The Company has also increased it overnight liquidity by a sufficient amount, in the form of fed funds sold, to prepare for the cash payment required by the LFIN acquisition.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2004, shareholders’ equity was $610,597,000 compared to $577,383,000 at December 31, 2003, an increase of $33,214,000, or 5.8%.  The change in shareholders’ equity can be attributed to the retention of earnings and an increase in the unrealized gain on available for sale investments.

The Company had a leverage ratio of 10.57% and 8.75%, risk-weighted Tier 1 capital ratio of 18.66% and 17.3% and risk-weighted total capital ratio of 19.92% and 19.33% at March 31, 2004 and December 31, 2003, respectively.  The identified intangibles and goodwill of $73,088,000 as of March 31, 2004, recorded in connection with the acquisitions of the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2004 is illustrated in the table on page 19.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2004	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$240,500	$—	$—	$—	$240,500
Time deposits with banks	100	—	—	—	100
Investment securities	101,106	276,604	554,229	1,956,270	2,888,209
Loans, net of non-accruals	2,022,654	195,906	227,254	346,148	2,791,962

Total earning assets	$2,364,360	$472,510	$781,483	$2,302,418	$5,920,771

Cumulative earning assets	$2,364,360	$2,836,870	$3,618,353	$5,920,771

Rate sensitive liabilities

Time deposits	$1,101,882	$920,073	$244,178	$216	$2,266,349
Other interest bearing deposits	1,387,065	—	—	—	1,387,065
Fed funds purchased and securities sold under repurchase agreements	132,674	67,051	4,211	300,000	503,936
Other borrowed funds	750,000	—	—	208	750,208
Junior subordinated deferrable interest debentures	126,588	35,775	—	10,147	172,510

Total interest bearing liabilities	$3,498,209	$1,022,899	$248,389	$310,571	$5,080,068

Cumulative sensitive liabilities	$3,498,209	$4,521,108	$4,769,497	$5,080,068

Repricing gap	$(1,133,849)	$(550,389)	$533,094	$1,991,847	$840,703
Cumulative repricing gap	(1,133,849)	(1,684,238)	(1,151,144)	840,703
Ratio of interest-sensitive assets to liabilities	.68	.46	3.15	7.41	1.17
Ratio of cumulative, interest- sensitive assets to liabilities	.68	.63	.76	1.17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of 2004, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented in the Company’s Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  The evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee and Management, including the principal executive officer and the principal financial officer, as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding disclosure.

During the first quarter, there were no significant changes in the internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

In order to curtail the accrual of additional interest related to the disputed tax benefits and because interest rates were unfavorable, on March 7, 2003, the Company submitted to the IRS a total of $13,640,797, which constitutes the interest that would have accrued based on the adjustments proposed in the FPAAs related to both of the lease-financing transactions.  If it is determined that the amount of interest due, if any, related to the lease-financing transactions is less than the $13,640,797, the remaining amount of the prepaid interest will be refunded to the Company, plus interest thereon.

Item 2.  Changes in Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on December 18, 2003. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2004.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2004, a total of 3,645,791 shares had been repurchased under this program at a cost of $144,975,000, which shares are now reflected as 5,676,464 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of May 3, 2004, the Company has approximately $165,948,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended March 31, 2004.

	Total Shares Purchased	Average Price Per Share	Shares Purchased as Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase (1)
January 1 – January 31, 2004	2,195	$50.40	—	608,999
February 1 – February 29, 2004	3,435	54.00	—	552,567
March 1 – March 31, 2004	656	53.96	—	570,247
	6,286	$52.79	—

(1)  The formal stock repurchase program was initiated in 1999 and has been expanded periodically through 2004.  The current program allows for the repurchase of up to $175,000,000 of treasury stock through December 2004 of which $30,046,000 is remaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

The following exhibits are filed as a part of this Report:

31(a) –Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) –Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) –Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) –Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Registrant filed a current report on Form 8-K on April 2, 2004 covering Item 5 – Other Events and Item 7 – Financial Statements and Exhibits in connection with the announcement of a fifty cents per share cash dividend for all holders of Common Stock, $1.00 par value, of record as of April 15, 2004, payable on April 30, 2004 and a 25% stock dividend to all holders of Common Stock, $1.00 par value, of record as of May 3, 2004, payable on May 28, 2004.

Registrant filed a current report on Form 8-K on April 30, 2004 covering Item 12 – Results of Operations and Financial Condition and Item 9 – Regulation FD Disclosure in connection with the announcement of first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 7, 2004	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 7, 2004	/s/ Imelda Navarro
Imelda Navarro
Treasurer