Form 10-Q
period 2004-06-30
INTERNATIONAL BANCSHARES CORP
filed 2004-08-09
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	50,706,708 shares outstanding at August 3, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30, 2004	December 31, 2003
Assets

Cash and due from banks	$191,534	$152,229
Federal funds sold	85,000	63,500

Total cash and cash equivalents	276,534	215,729

Time deposits with banks	23,996	100

Investment securities:
Held to maturity (Market value of $2,385 on June 30, 2004 and $2,160 on December 31, 2003)	2,385	2,160
Available for sale (Amortized cost of $3,013,817 on June 30, 2004 and $3,019,584 on December 31, 2003)	2,979,381	3,039,341

Total investment securities	2,981,766	3,041,501

Loans:
Commercial, financial and agricultural	3,068,162	1,400,173
Real estate – mortgage	949,546	495,481
Real estate – construction	623,379	492,208
Consumer	223,391	139,987
Foreign	221,501	222,797
Total loans	5,085,979	2,750,646

Less unearned discounts	(1,300)	(1,646)

Loans, net of unearned discounts	5,084,679	2,749,000

Less allowance for possible loan losses	(84,571)	(48,646)

Net loans	5,000,108	2,700,354

Bank premises and equipment, net	282,259	220,602
Accrued interest receivable	36,898	28,891
Other investments	290,869	244,113
Identified intangible assets	47,589	5,892
Goodwill	277,098	67,442
Other assets	84,088	53,686

Total assets	$9,301,205	$6,578,310

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30, 2004	December 31, 2003
Liabilities

Deposits:
Demand – non-interest bearing	$1,065,310	$814,470
Savings and interest bearing demand	2,168,534	1,395,618
Time	3,227,671	2,225,611

Total deposits	6,461,515	4,435,699

Securities sold under repurchase agreements	552,182	501,296
Other borrowed funds	1,320,205	845,272
Junior subordinated deferrable interest debentures	234,882	172,254
Senior notes	21,295	—
Other liabilities	43,744	46,406

Total liabilities	8,633,823	6,000,927

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 68,288,065 shares on June 30, 2004 and 52,774,176 shares on December 31, 2003	68,288	52,774
Surplus	127,863	37,777
Retained earnings	659,614	639,606
Accumulated other comprehensive (loss) income	(22,383)	12,842
	833,382	742,999

Less cost of shares in treasury, 17,594,464 shares on June 30, 2004 and 14,068,296 shares on December 31, 2003	(166,000)	(165,616)

Total shareholders’ equity	667,382	577,383

Total liabilities and shareholders’ equity	$9,301,205	$6,578,310

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest income:
Loans, including fees	$45,596	$43,346	$89,022	$88,690
Time deposits with banks	14	1	20	5
Federal funds sold	433	185	902	316
Investment securities:
Taxable	25,078	33,692	50,701	68,766
Tax-exempt	1,272	1,287	2,556	2,575
Other interest income	111	90	273	222

Total interest income	72,504	78,601	143,474	160,574

Interest expense:
Savings deposits	2,504	2,790	4,721	5,740
Time deposits	9,835	10,519	18,886	21,797
Securities sold under repurchase agreements	4,783	4,647	9,540	9,260
Other borrowings	2,437	3,551	4,644	6,570
Junior subordinated interest deferrable debentures	2,638	2,195	5,125	4,328
Senior notes	84	—	84	—

Total interest expense	22,281	23,702	43,000	47,695

Net interest income	50,223	54,899	100,474	112,879

Provision for possible loan losses	1,375	2,124	2,717	4,113

Net interest income after provision for possible loan losses	48,848	52,775	97,757	108,766

Non-interest income:
Service charges on deposit accounts	15,911	14,714	30,320	29,049
Other service charges, commissions and fees
Banking	4,443	3,855	8,286	7,316
Non-banking	1,652	2,247	2,548	6,281
Gain on investment securities transactions, net	3,689	5,542	8,461	8,305
Other investments, net	3,313	2,443	5,825	4,426
Other income	2,082	2,563	3,963	5,133

Total non-interest income	31,090	31,364	59,403	60,510

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Non-interest expense:
Employee compensation and benefits	$17,123	$17,629	$33,564	$36,093
Occupancy	3,626	3,519	6,899	6,479
Depreciation of bank premises and equipment	4,415	4,014	8,466	7,948
Professional fees	1,309	2,202	2,882	3,724
Stationery and supplies	910	991	1,889	1,877
Amortization of identified intangible assets	246	319	492	638
Advertising	2,237	2,029	4,093	3,772
Other	11,023	11,490	20,291	19,750

Total non-interest expense	40,889	42,193	78,576	80,281

Income before income taxes	39,049	41,946	78,584	88,995

Provision for income taxes	12,820	13,471	25,836	29,195

Net income	$26,229	$28,475	$52,748	$59,800

Basic earnings per common share:

Weighted average number of shares outstanding:	48,856,848	48,357,959	48,645,373	48,423,627

Net income	$.54	$.59	$1.08	$1.23

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	49,978,541	49,402,854	49,643,608	49,263,468

Net income	$.52	$.58	$1.06	$1.21

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$26,229	$28,475	$52,748	$59,800

Other comprehensive loss, net of tax

Unrealized holding losses on securities arising during period, net of reclassification adjustment for gains included in net income	(40,794)	(7,505)	(35,226)	(6,890)

Change in fair value of equity method investee’s derivatives	—	—	—	616

Comprehensive (loss) income	$(14,565)	$20,970	$17,522	$53,526

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:

Net income	$52,748	$59,800

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,717	4,113
Depreciation of bank premises and equipment	8,466	7,948
Gain on sale of bank premises and equipment	(19)	(89)
Depreciation and amortization of leased assets	843	1,046
Accretion of investment securities discounts	(861)	(624)
Amortization of investment securities premiums	15,892	11,834
Gain on investment securities transactions, net	(8,461)	(8,305)
Accretion of junior subordinated debenture discounts	513	—
Amortization of identified intangible assets	492	638
Earnings from affiliates and other investments	(5,375)	(3,463)
Deferred tax benefit	(9,958)	(246)
Decrease in accrued interest receivable	237	1,998
Net decrease (increase) in other assets	26,597	(16,632)
Net (decrease) increase in other liabilities	(18,153)	1,513

Net cash provided by operating activities	65,678	59,531

Investing activities:

Proceeds from maturities of securities	27,062	2,800
Proceeds from sales of available for sale securities	647,828	237,147
Purchases of available for sale securities	(754,979)	(1,440,050)
Principal collected on mortgage-backed securities	410,717	891,616
Proceeds from matured time deposits with banks	63,800	—
Purchases of time deposits with banks	(296)	—
Net (increase) decrease in loans	(149,558)	26,959
Purchases of other investments	(223)	(1,163)
Distributions from other investments	50,684	2,094
(Purchases) disposals of bank premises and equipment	(19,979)	1,094
Proceeds from sale of bank premises and equipment	30	645
Cash paid in purchase transaction (Note 2)	(276,555)	—
Cash acquired in purchase transaction (Note 2)	66,009	—

Net cash provided by (used in) investing activities	64,540	(262,248)

	Six Months Ended June 30,
	2004	2003

Financing activities:

Net increase in non-interest bearing demand deposits	$17,858	$79,930
Net increase in savings and interest bearing demand deposits	6,738	33,352
Net increase (decrease) in time deposits	64,029	(71,009)
Net increase in federal funds purchased and securities sold under repurchase agreements	6,748	20,490
Proceeds from issuance of other borrowed funds	720,000	1,485,000
Principal payments on other borrowed funds	(869,449)	(1,290,329)
Purchase of treasury stock	(384)	(22,622)
Proceeds from stock transactions	4,504	3,442
Payment of cash dividends	(19,419)	(13,298)
Payment of cash dividends in lieu of fractional shares	(38)	(26)

Net cash (used in) provided by financing activities	(69,413)	224,930

Increase in cash and cash equivalents	60,805	3,017

Cash and cash equivalents at beginning of period	215,729	154,104

Cash and cash equivalents at end of period	$276,534	$157,121

Supplemental cash flow information:
Interest paid	$42,861	$44,888
Income taxes paid	35,239	39,395

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Additionally, the June 2003 consolidated statement of income has been modified to reflect the effect of the deconsolidation under the provisions of FIN 46R, of eleven statutory business trusts, eight of which were formed by the Company to issue trust preferred securities and three that were acquired in the Company’s acquisition of Local Financial Corporation (“LFIN”). The Company early adopted the provisions of FIN 46R in December 2003.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in determining its reportable segments and related disclosures.  None of the Company’s other operating segments meets the 10% threshold for disclosure under SFAS No. 131.

All per share data presented has been restated to reflect the stock splits effected through stock dividends (Note 8).

Note 2 –Acquisition

On June 18, 2004, the Company acquired LFIN, an Oklahoma based bank holding company with approximately $2.8 billion in assets.  The acquisition was effected pursuant to the Agreement and Plan of Merger dated as of January 22, 2004 (the “Merger Agreement”).  The Company paid consideration totaling approximately $276.6 million in cash and 2.11 million shares of Company common stock. The aggregate purchase price was $367.4 million.  Under the terms of the Merger Agreement, LFIN shareholders were entitled to elect to receive either cash or Company shares in the merger, subject to the requirement that 75% of LFIN’s shares be exchanged for cash and 25% be exchanged for Company stock.  Based on the elections of LFIN shareholders and the terms of the Merger Agreement, LFIN shares held by LFIN shareholders who elected to receive shares of Company common stock in the Merger and LFIN shareholders who did not timely make a cash/stock election were exchanged entirely for shares of Company common stock.  As to those LFIN shares for which an election to receive cash was timely made, each such share was exchanged for approximately $20.59 in cash and 0.033 shares of Company common stock.  The exchange rate for those LFIN shareholders receiving Company shares in the Merger was 0.5170 shares of Company common stock for each share of LFIN.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, in thousands.  The Company is in the process of obtaining third party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to adjustment.

As of June 18, 2004
(Unaudited)
(Dollars in thousands)
Assets
Cash and cash equivalents	$66,009
Time deposits with banks	87,400
Investment securities	331,656
Net loans	2,152,912
Bank premises and equipment	50,155
Accrued interest receivable	8,266
Other investments	91,820
Identified intangible asset	42,188
Goodwill	209,656
Other assets	31,948
Total assets acquired	3,072,010

Liabilities
Demand deposits	232,982
Savings deposits	766,178
Time deposits	938,031
Securities sold under repurchase agreements	44,138
Other borrowed funds	624,382
Senior notes	21,295
Other liabilities	77,606
Total liabilities assumed	2,704,612

Net assets acquired	$367,398

The following table reflects the pro forma results of operations for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, as though the acquisition had been completed as of January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Unaudited)		(Unaudited)

Interest income	$102,800	$115,914	$209,041	$237,581
Interest expense	35,282	40,370	71,284	81,716
Net interest income	67,518	75,544	137,757	155,865
Provision for possible loan losses	10,875	3,924	14,217	7,713
Non-interest income	38,104	40,182	75,504	77,153
Non-interest expense	98,330	60,348	153,517	117,395
(Loss) income before income taxes	(3,583)	51,454	45,527	107,910
Income taxes	(1,006)	16,684	15,148	35,541

Net (loss) income	$(2,577)	$34,770	$30,379	$72,369

Per common share:
Basic	$(.05)	$.72	$.62	$1.49
Diluted	$(.05)	$.70	$.61	$1.47

Included in the non-interest expense of the combined operations are certain costs associated with contractual obligations related to the closing of the transaction.

Note 3 – Stock Options

At June 30, 2004, the Company had one stock-based employee compensation plan and certain options granted outside the plan.  The Company accounts for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, except per share data)

Net income, as reported	$26,229	$28,475	$52,748	$59,800

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(143)	(153)	(286)	(300)

Pro forma net income	$26,086	$28,322	$52,462	$59,500

Earnings per share:
Basic earnings
As reported	$.54	$.59	$1.08	$1.23
Pro forma	.53	.59	1.08	1.23

Diluted earnings
As reported	$.52	$.58	$1.06	$1.21
Pro forma	.52	.57	1.05	1.21

Note 4 - Investment Securities

The Company classifies debt and equity securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such classifications are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading”, while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive (loss) income and accumulated other comprehensive (loss) income until realized.

The unrealized losses on investments in mortgage-backed securities are caused by changes in market interest rates.  The contractual cash obligations of the securities are guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae.  Because the decrease in fair value is due to market interest rates and not other factors, and because the Company has the ability to hold these investments until a market price recovery, maturity of the securities, or a modification of the Company’s investment strategy, it is the conclusion of the Company that the investments are considered only temporarily impaired.

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available for sale	$2,851,343	$2,890,304
States and political subdivisions
Available for sale	106,417	110,382
Other
Held to maturity	2,385	2,160
Available for sale	21,621	38,655

Total investment securities	$2,981,766	$3,041,501

Note 5 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30, 2004	June 30, 2003
	(Dollars in Thousands)

Balance at December 31,	$48,646	$44,213

Losses charged to allowance	(1,391)	(1,956)
Recoveries credited to allowance	715	738
Net losses charged to allowance	(676)	(1,218)

Provision charged to operations	2,717	4,113

Net allowance acquired in purchase transaction	33,884	—

Balance at June 30,	$84,571	$47,108

The Company classifies as impaired those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) all non-accrual loans, 2) loans which are 90 days or over past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Impaired loans at June 30, 2004 were $44,102,000.  The income associated with these loans is not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2004, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 6 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short term fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2004, other borrowed funds totaled $1,320,205,000 an increase of 56.2% from $845,272,000 at December 31, 2003.  The increase in other borrowed funds can be attributed to the LFIN acquisition.

Note 7 – Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, (the “Trusts”) for the purpose of issuing trust preferred securities.  The Trusts have issued Capital and Common Securities and invested the proceeds in an equivalent amount thereof in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company.  The Debentures will mature on various dates; however, the Debentures may be redeemed at specified prepayment prices, in whole or in part after the specified dates, or in whole within 90 days upon the occurrence of any one of certain legal, regulatory or tax events specified in the Indenture.

As part of the LFIN acquisition, the Company acquired three statutory business trusts, previously formed by LFIN for the purpose of issuing trust preferred securities.  The outstanding amount of debentures acquired totaled $62,115,000.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2004:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,164	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,509	Semi-Annually	4.90%	LIBOR + 3.75	July 2031	July 2006
Trust III	$33,658	Semi-Annually	4.98%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,327	Semi-Annually	4.92%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,259	Quarterly	4.80%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,287	Quarterly	4.63%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	4.41%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,253	Quarterly	4.19%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	4.80%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	4.70%	LIBOR + 3.45	November 2032	November 2007
	$234,882

Note 8 – Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 3, 2004 and May 19, 2003 and were paid on May 28, 2004 and June 16, 2003, respectively.  Cash dividends of $.50 per share were paid on April 30, 2004 to all holders of record on April 15, 2004.  The Company issued 2,114,558 shares of Company stock in connection with the LFIN acquisition on June 18, 2004.

The Company expanded its formal stock repurchase program on December 18, 2003.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2004.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 3, 2004, a total of 3,647,408 shares had been repurchased under this program at a cost of $145,042,000, which shares are now reflected as 7,237,287 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of August 3, 2004, the Company has approximately $166,016,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 9 - Commitments and Contingent Liabilities

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions.  The lease-financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary was the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued separate Notice of Final Partnership Administrative Adjustments (“FPAA”) to the partnerships and on September 25, 2001, and January 10, 2003, the Company filed lawsuits contesting the adjustments asserted in the FPAAs.

Prior to filing the lawsuits the Company was required to deposit the estimated tax due of approximately $4,083,000 with respect to the first FPAA, and $7,710,606 with respect to the second FPAA, with the IRS pursuant to the Internal Revenue Code.  If it is determined that the amount of tax due, if any, related to the lease-financing transactions is less than the amount of the deposits, the remaining amount of the deposits would be returned to the Company.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at June 30, 2004 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

Note 10 – Capital Ratios

The Company had a leverage ratio of 8.60% and 8.75%, risk-weighted Tier 1 capital ratio of 10.23% and 17.3% and risk-weighted total capital ratio of 11.56% and 19.33% at June 30, 2004 and December 31, 2003, respectively.  The change in the Company’s capital ratios can be attributed to the LFIN acquisition, which was completed on June 18, 2004.  The identified intangibles and goodwill of $324,687,000 as of June 30, 2004, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward Looking Information

Certain matters discussed in this report, excluding historical information, include forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by these sections.  Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached.  The words “estimate,” “expect,” “intend,” “believe” and “project,” as well as other words or expressions of a similar meaning are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

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

•                  Additions to the Company’s loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company’s customers.

It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

The Company, which is headquartered in Laredo, Texas, with more than 160 facilities and more than 250 ATMs, provides banking services for commercial, consumer and international customers of the South, Central and Southeast Texas regions and Oklahoma.  The Company is the second largest independent commercial bank holding company in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company owns an insurance agency, a broker/dealer and a majority interest in an investment banking unit.  The Company’s primary earnings come from the spread between the interest earned on interest bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.  At June 30, 2004, the Company had total assets of $9,301,205, net loans of $5,000,108, and deposits of $6,461,515.  The substantial increase in total assets, net loans, and deposits can be attributed primarily to the acquisition of Local Financial Corporation (“LFIN”) on June 18, 2004.

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

During the fourth quarter of 2003, the Company reduced its assets by approximately $1 billion dollars in anticipation of the LFIN acquisition.  The Company also increased its overnight liquidity in the form of fed funds sold to prepare for the cash payment required as part of the transaction.  On June 18, 2004, the Company completed its acquisition of LFIN.  The Company paid consideration totaling approximately $276.6 million in cash and 2.11 million shares of Company stock.  As a result of the reduction in assets, and the large increase in overnight liquidity in the form of fed funds sold, the Company’s first and second quarter earnings were negatively impacted.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2004	December 31, 2003	Percent Increase (Decrease)
		(Dollars in Thousands)

Assets	$9,301,205	$6,578,310	41.4%
Net loans	5,000,108	2,700,354	85.2
Deposits	6,461,515	4,435,699	45.7
Other borrowed funds	1,320,205	845,272	56.2
Junior subordinated deferrable interest debentures	234,882	172,254	36.4
Shareholders’ equity	667,382	577,383	15.6

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Interest income	$72,504	$78,601	(7.8)%	$143,474	$160,574	(10.6)%
Interest expense	22,281	23,702	(6.0)	43,000	47,695	(9.8)
Net interest income	50,223	54,899	(8.5)	100,474	112,879	(11.0)
Provision for possible loan losses	1,375	2,124	(35.3)	2,717	4,113	(33.9)
Non-interest income	31,090	31,364	(.9)	59,403	60,510	(1.8)
Non-interest expense	40,889	42,193	(3.1)	78,576	80,281	(2.1)
Net income	26,229	28,475	(7.9)	52,748	59,800	(11.8)

Per common share:
Basic	$.54	$.59	(8.5)%	$1.08	$1.23	(12.2)%
Diluted	.52	.58	(10.3)	1.06	1.21	(12.4)

Efficiency Ratio	50.3%	48.9%	2.8	49.1%	46.3%	6.0

Net Income

Net income decreased by 7.9% for the three months ended and 11.8% for the six months ended 2004 from the same periods in 2003.   Net income was positively affected in June by the LFIN acquisition, which was completed on June 18, 2004.  Net income was negatively impacted by the current low interest rate environment and the Company’s strategic management of earning assets in anticipation of its acquisition of LFIN, which was completed on June 18, 2004.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Interest income:
Loans, including fees	$45,596	$43,346	5.2%	$89,022	$88,690.4%
Time deposits with banks	14	1	1,300.0	20	5	300.0
Federal funds sold	433	185	134.1	902	316	185.4
Investment securities:
Taxable	25,078	33,692	(25.6)	50,701	68,766	(26.3)
Tax-exempt	1,272	1,287	(1.2)	2,556	2,575	(.7)
Other interest income	111	90	23.3	273	222	23.0

Total interest income	72,504	78,601	(7.8)	143,474	160,574	(10.6)

Interest expense:
Savings deposits	2,504	2,790	(10.3)	4,721	5,740	(17.8)
Time deposits	9,835	10,519	(6.5)	18,886	21,797	(13.4)
Securities sold under repurchase agreements	4,783	4,647	2.9	9,540	9,260	3.0
Other borrowings	2,437	3,551	(31.4)	4,644	6,570	(29.3)
Junior subordinated interest deferrable debentures	2,638	2,195	20.2	5,125	4,328	18.4
Senior notes	84	—	100.0	84	—	100.0

Total interest expense	22,281	23,702	(6.0)	43,000	47,695	(9.8)

Net interest income	$50,223	$54,899	(8.5)%	$100,474	$112,879	(11.0)%

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

Net interest income was negatively impacted due to the Company’s strategic management of earning assets in anticipation of its acquisition of LFIN and the low interest rate environment.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 22 for the June 30, 2004 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)

Service charges on deposit accounts	$15,911	$14,714	8.1%	$30,320	$29,049	4.4%
Other service charges, commissions and fees
Banking	4,443	3,855	15.3	8,286	7,316	13.3
Non-banking	1,652	2,247	(26.5)	2,548	6,281	(59.4)
Investment securities transactions, net	3,689	5,542	(33.4)	8,461	8,305	1.9
Other investments, net	3,313	2,443	35.6	5,825	4,426	31.6
Other income	2,082	2,563	(18.8)	3,963	5,133	(22.8)

Total non-interest income	$31,090	$31,364	(0.9)%	$59,403	$60,510	(1.8)%

The decrease in non-banking service charges, commissions and fees can be attributed to a decrease in fees earned by the Company’s investment services unit in 2004.  The Company recorded investment securities gains of $3,689,000 for the quarter ended June 30, 2004 compared to gains of $5,542,000 for the same period of 2003.  The gains in 2004 and 2003 occurred due to an ongoing program to reposition a portion of the Company’s bond portfolio to realize the equity that was eroding in the portfolio due to rapid principal repayments, the result of which accelerated future earnings.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)

Employee compensation and benefits	$17,123	$17,629	(2.9)%	$33,564	$36,093	(7.0)%
Occupancy	3,626	3,519	3.0	6,899	6,479	6.5
Depreciation of bank premises and equipment	4,415	4,014	10.0	8,466	7,948	6.5
Professional fees	1,309	2,202	(40.6)	2,882	3,724	(22.6)
Stationery and supplies	910	991	(8.2)	1,889	1,877	0.6
Amortization of identified intangible assets	246	319	(22.9)	492	638	(22.9)
Advertising	2,237	2,029	10.3	4,093	3,772	8.5
Other	11,023	11,490	(4.1)	20,291	19,750	2.7

Total non-interest expense	$40,889	$42,193	(3.1)%	$78,576	$80,281	(2.1)%

The 7% decrease in employee compensation expense and benefits for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 can be partially attributed to decreased salaries and commissions paid to the Company’s investment services unit.  The decrease correlates with the decrease in income produced by the investment services unit during the first six months of 2004 compared to the same period in 2003.

Expense control is an essential element in the Company’s profitability.  This is achieved through maintaining optimum staffing levels, an effective budgeting process, and internal consolidation of bank functions.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 73.8% to $84,571,000 at June 30, 2004 from $48,646,000 at December 31, 2003.  The increase in the allowance can be attributed to the acquired allowance in the LFIN acquisition, totaling $33,884,000.  The provision for possible loan losses charged to expense decreased 33.9% to $2,717,000 for the six months ended June 30, 2004 from $4,113,000 for the same period in 2003.  The decrease in the provision for possible loan losses charged to expense can be attributed to the lack of substantial growth in the loan portfolio prior to the LFIN acquisition.  The allowance for possible loan losses was 1.7% and 1.8% of total loans, net of unearned income, at June 30, 2004 and December 31, 2003, respectively.

Investment Securities

Investment securities decreased 2.0% to $2,981,766,000 at June 30, 2004, from $3,041,501,000 at December 31, 2003.  The changes reflected during the first six months of 2004 were primarily from the results of the intentional contraction of the asset base of the Company, to position the Company’s liquidity in anticipation of the LFIN acquisition.

Foreign Operations

On June 30, 2004, the Company had $9,301,205,000 of consolidated assets, of which approximately $221,501,000, or 2.4%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $222,797,000, or 3.4%, at December 31, 2003.  Of the $221,501,000, 76.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.9% is secured by Mexican real estate; .9% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; .8% is unsecured; and .6% represents accrued interest receivable on the portfolio.

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

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the servicing loan officer to determine if a loan has a potential problem and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the loans regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department discusses the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, any analysis on loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company determines if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2004, shareholders’ equity was $667,382,000 compared to $577,383,000 at December 31, 2003, an increase of $89,999,000, or 15.6%.  The change in shareholders’ equity can be attributed to the retention of earnings and the issuance of 2,114,558 million shares of common stock as part of the LFIN acquisition.

The Company had a leverage ratio of 8.60% and 8.75%, risk-weighted Tier 1 capital ratio of 10.23% and 17.3% and risk-weighted total capital ratio of 11.56% and 19.33% at June 30, 2004 and December 31, 2003, respectively.  The change in the Company’s capital ratios can be attributed to the LFIN acquisition, which was completed on June 18, 2004.  The identified intangibles and goodwill of $324,687,000 as of June 30, 2004, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2004 is illustrated in the table on page 22.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2004	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$85,000	$—	$—	$—	$85,000
Time deposits with banks	23,996	—	—	—	23,996
Investment securities	46,087	283,281	535,806	2,116,592	2,981,766
Loans, net of non-accruals	3,141,043	370,453	885,110	660,357	5,056,963

Total earning assets	$3,296,126	$653,734	$1,420,916	$2,776,949	$8,147,725

Cumulative earning assets	$3,296,126	$3,949,860	$5,370,776	$8,147,725

Rate sensitive liabilities

Time deposits	$1,376,849	$1,274,499	$566,414	$1,219	$3,218,981
Other interest bearing deposits	2,168,535	—	—	—	2,168,535
Securities sold under repurchase agreements	178,309	69,538	4,335	300,000	552,182
Other borrowed funds	1,320,000	124	—	81	1,320,205
Junior subordinated deferrable interest debentures	127,237	55,985	—	51,660	234,882
Senior notes	21,295	—	—	—	21,295

Total interest bearing liabilities	$5,192,225	$1,400,146	$570,749	$352,960	$7,516,080

Cumulative sensitive liabilities	$5,192,225	$6,592,371	$7,163,120	$7,516,080

Repricing gap	$(1,896,099)	$(746,412)	$850,167	$2,423,989	$631,645
Cumulative repricing gap	(1,896,099)	(2,642,511)	(1,792,344)	631,645
Ratio of interest-sensitive assets to liabilities	.64	.47	2.49	7.87	1.08
Ratio of cumulative, interest- sensitive assets to liabilities	.64	.60	.75	1.08

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2004, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity & Capital Resources” located on pages 17 through 22 of the Company’s 2003 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

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

During the most recent fiscal quarter, there were no significant changes in the internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions.  The lease-financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary was the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS has issued separate Notice of Final Partnership Administrative Adjustments (“FPAA”) to the partnerships and on September 25, 2001, and January 10, 2003, the Company filed lawsuits contesting the adjustments asserted in the FPAAs.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company expanded its formal stock repurchase program on December 18, 2003. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2004.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 3, 2004, a total of 3,647,408 shares had been repurchased under this program at a cost of $145,042,000, which shares are now reflected as 7,237,287 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of August 3, 2004, the Company has approximately $166,016,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended June 30, 2004 and reflects the 25% stock dividend that was paid in May 2004.

	Total Shares Purchased	Average Price Per Share	Shares Purchased as Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase (1)
April 1 – April 30, 2004	—	$—	—	560,461
May 1 – May 31, 2004	—	—	—	565,738
June 1 – June 30, 2004	1,237	43.25	—	722,390
	1,237	$43.25	—

(1)          The formal stock repurchase program was initiated in 1999 and has been expanded periodically through 2004.  The current program allows for the repurchase of up to $175,000,000 of treasury stock through December 2004 of which $29,994,000 is remaining.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 17, 2004 for the consideration of the following items which were approved by the number of votes set forth:

		Votes For	Votes Withheld

1.

To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Lester Avigael	32,902,714	95,297
	Irving Greenblum	32,791,874	206,137
	R. David Guerra	31,543,575	1,454,436
	Daniel B. Hastings, Jr.	32,915,430	82,581
	Richard E. Haynes	32,898,539	99,472
	Imelda Navarro	31,556,636	1,441,375
	Sioma Neiman	31,380,479	1,617,532
	Peggy J. Newman	32,996,686	1,325
	Dennis E. Nixon	31,338,141	1,659,870
	Leonardo Salinas	31,536,303	1,461,708
	A.R. Sanchez, Jr.	31,518,587	1,479,424

		Votes For	Votes Withheld

2.	To approve the appointment of independent auditors for the 2004 fiscal year	32,928,939	79,986

Abstentions:                          5,718,841

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

Registrant filed a current report on Form 8-K on May 21, 2004 covering Item 5 – Other Events and Regulation FD Disclosure and Item 9 - Regulation FD Disclosure, in connection with the announcement that the shareholders of Local Financial Corporation (“LFIN”) approved the merger agreement between the Registrant and LFIN at the annual meeting of shareholders on May 19, 2004.

Registrant filed a current report on Form 8-K on May 28, 2004 covering Item 5 – Other Events and Regulation FD Disclosure and Item 9 – Regulation FD Disclosure in connection with the announcement of a correction to the telephone number for the American Stock Transfer & Trust Company included in the Election Form and Letter of Transmittal previously mailed to LFIN stockholders in connection with the pending merger between the Registrant and Local Financial Corporation.

Registrant filed a current report on Form 8-K on June 9, 2004 covering Item 5 – Other Events and Regulation FD Disclosure and Item 9 – Regulation FD Disclosure in connection with the announcement of an extension of the deadline for election of consideration of cash or common shares (or a combination of both) in connection with the acquisition of Local Financial Corporation by the Registrant.

Registrant filed a current report on Form 8-K on June 21, 2004 covering Item 2 – Acquisition or Disposition of Assets and Item 5 – Other Events and Regulation FD Disclosure in connection with consummation of the acquisition of Local Financial Corporation by the Registrant, pursuant to the Agreement and Plan of Merger dated January 22, 2004.

Registrant filed a current report on Form 8-K on July 16, 2004 covering Item 5 – Other Events and Regulation FD Disclosure and Item 9 – Regulation FD Disclosure in connection with the offer to purchase for cash any and all of the outstanding 11.0% Senior Notes due 2004, originally issued by Local Financial Corporation.

Registrant filed an amended report on Form 8-K on August 3, 2004 to the current report on Form 8K originally filed on June 21, 2004, covering Item 2 – Acquisition or Disposition of Assets and Item 5 – Other Events and Regulation FD Disclosure in connection with the consummation of the acquisition of Local Financial Corporation by the Registrant, pursuant to the Agreement and Plan of Merger dated January 22, 2004.

Registrant filed a current report on Form 8-K on August 5, 2004 covering Item 12 - Results of Operations and Financial Condition and Item 9 - Regulation FD Disclosure in connection with the announcement of second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date: August 9, 2004	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date: August 9, 2004	/s/ Imelda Navarro
Imelda Navarro
Treasurer