Form 10-Q
period 2004-09-30
INTERNATIONAL BANCSHARES CORP
filed 2004-11-09
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	50,779,678 shares outstanding at November 4, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
Assets

Cash and due from banks	$171,195	$152,229
Federal funds sold	171,500	63,500

Total cash and cash equivalents	342,695	215,729

Time deposits with banks	396	100

Investment securities:
Held to maturity (Market value of $2,385 on September 30, 2004 and $2,160 on December 31, 2003)	2,385	2,160
Available for sale (Amortized cost of $3,151,225 on September 30, 2004 and $3,019,584 on December 31, 2003)	3,166,477	3,039,341

Total investment securities	3,168,862	3,041,501

Loans:
Commercial, financial and agricultural	2,950,047	1,400,173
Real estate — mortgage	934,905	495,481
Real estate — construction	663,496	492,208
Consumer	225,086	139,987
Foreign	229,770	222,797
Total loans	5,003,304	2,750,646

Less unearned discounts	(594)	(1,646)

Loans, net of unearned discounts	5,002,710	2,749,000

Less allowance for possible loan losses	(85,435)	(48,646)

Net loans	4,917,275	2,700,354

Bank premises and equipment, net	292,018	220,602
Accrued interest receivable	36,759	28,891
Other investments	285,266	244,113
Identified intangible assets, net	45,994	5,892
Goodwill	289,211	67,442
Other assets	62,165	53,686

Total assets	$9,440,641	$6,578,310

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
Liabilities

Deposits:
Demand — non-interest bearing	$1,128,653	$814,470
Savings and interest bearing demand	2,186,390	1,395,618
Time	3,185,741	2,225,611

Total deposits	6,500,784	4,435,699

Securities sold under repurchase agreements	583,627	501,296
Other borrowed funds	1,315,202	845,272
Junior subordinated deferrable interest debentures	235,138	172,254
Other liabilities	72,402	46,406

Total liabilities	8,707,153	6,000,927

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 68,365,940 shares on September 30, 2004 and 52,774,176 shares on December 31, 2003	68,366	52,774
Surplus	128,669	37,777
Retained earnings	692,838	639,606
Accumulated other comprehensive income	9,913	12,842
	899,786	742,999

Less cost of shares in treasury, 17,602,802 shares on September 30, 2004 and 14,068,296 shares on December 31, 2003	(166,298)	(165,616)

Total shareholders’ equity	733,488	577,383

Total liabilities and shareholders’ equity	$9,440,641	$6,578,310

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income:
Loans, including fees	$72,486	$44,763	$161,508	$133,453
Time deposits with banks	67	—	87	5
Federal funds sold	249	78	1,151	394
Investment securities:
Taxable	27,616	34,308	78,317	103,074
Tax-exempt	1,278	1,287	3,834	3,862
Other interest income	91	74	364	296

Total interest income	101,787	80,510	245,261	241,084

Interest expense:
Savings deposits	4,284	2,192	9,005	7,932
Time deposits	12,463	9,832	31,349	31,629
Securities sold under repurchase agreements	4,989	4,776	14,529	14,036
Other borrowings	4,546	4,951	9,190	11,521
Junior subordinated interest deferrable debentures	3,781	2,172	8,906	6,500
Senior notes	299	—	384	—

Total interest expense	30,362	23,923	73,363	71,618

Net interest income	71,425	56,587	171,898	169,466

Provision for possible loan losses	2,066	2,077	4,783	6,190

Net interest income after provision for possible loan losses	69,359	54,510	167,115	163,276

Non-interest income:
Service charges on deposit accounts	21,611	15,456	51,931	44,505
Other service charges, commissions and fees
Banking	5,313	3,129	13,599	10,445
Non-banking	1,797	1,789	4,345	8,070
Gain on investment securities transactions, net	383	8,559	8,844	16,864
Other investments, net	4,133	2,786	9,958	7,213
Other income	2,714	2,332	6,678	7,465

Total non-interest income	35,951	34,051	95,355	94,562

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income — continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Non-interest expense:
Employee compensation and benefits	$23,562	$17,804	$57,126	$53,897
Occupancy	5,000	3,212	11,899	9,691
Depreciation of bank premises and equipment	5,184	3,908	13,650	11,856
Professional fees	2,000	2,327	4,882	6,051
Stationery and supplies	1,534	711	3,423	2,588
Amortization of identified intangible assets	1,595	319	2,087	957
Advertising	2,796	1,999	6,889	5,771
Other	15,242	7,729	35,533	27,480

Total non-interest expense	56,913	38,009	135,489	118,291

Income before income taxes	48,397	50,552	126,981	139,547

Provision for income taxes	15,226	16,694	41,062	45,889

Net income	$33,171	$33,858	$85,919	$93,658

Basic earnings per common share:

Weighted average number of shares outstanding:	50,721,747	48,278,105	49,342,550	48,374,587

Net income	$.65	$.70	$1.74	$1.94

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	51,640,021	49,395,598	50,386,710	49,306,978

Net income	$.64	$.69	$1.71	$1.90

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$33,171	$33,858	$85,919	$93,658

Other comprehensive gain (loss), net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for gains and losses included in net income	32,296	(31,632)	(2,929)	(38,522)

Change in fair value of equity method investee’s derivatives	—	—	—	616

Comprehensive income	$65,467	$2,226	$82,990	$55,752

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:

Net income	$85,919	$93,658

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	4,783	6,190
Depreciation of bank premises and equipment	13,650	11,856
Gain on sale of bank premises and equipment	(94)	(96)
Depreciation and amortization of leased assets	1,265	1,468
Accretion of investment securities discounts	(996)	(782)
Amortization of investment securities premiums	22,383	21,643
Gain on investment securities transactions, net	(8,844)	(16,864)
Accretion of junior subordinated debenture discounts	769	—
Amortization of identified intangible assets	2,087	957
Earnings from unconsolidated affiliates and other investments	(9,529)	(5,686)
Deferred tax expense	5,202	1,945
Decrease in accrued interest receivable	376	496
Net decrease (increase) in other assets	20,531	(11,428)
Net (decrease) increase in other liabilities	(17,246)	27,182

Net cash provided by operating activities	120,256	130,539

Investing activities:

Proceeds from maturities of securities	28,346	4,100
Proceeds from sales of available for sale securities	877,658	431,237
Purchases of available for sale securities	(1,308,676)	(2,878,250)
Principal collected on mortgage-backed securities	598,930	1,478,474
Proceeds from matured time deposits with banks	87,400	99
Purchases of time deposits with banks	(296)	—
Net increase in loans	(68,792)	(6,206)
Purchases of other investments	(703)	(31,164)
Distributions from other investments	62,617	2,214
Purchases of bank premises and equipment	(34,990)	(37,424)
Proceeds from sale of bank premises and equipment	173	652
Cash paid in purchase transaction (Note 2)	(276,555)	—
Cash acquired in purchase transaction (Note 2)	66,009	—

Net cash provided by (used in) investing activities	31,121	(1,036,268)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2004	2003

Financing activities:

Net increase in non-interest bearing demand deposits	$81,201	$73,909
Net increase in savings and interest bearing demand deposits	24,594	72,931
Net increase (decrease) in time deposits	22,099	(93,734)
Net increase in federal funds purchased and securities sold under repurchase agreements	38,193	15,567
Proceeds from issuance of other borrowed funds	1,150,000	2,900,000
Principal payments on other borrowed funds	(1,304,452)	(1,960,456)
Principal payments on senior notes	(21,295)	—
Purchase of treasury stock	(682)	(28,324)
Proceeds from stock transactions	5,388	4,253
Payment of cash dividends	(19,419)	(32,599)
Payment of cash dividends in lieu of fractional shares	(38)	(26)

Net cash (used in) provided by financing activities	(24,411)	951,521

Increase in cash and cash equivalents	126,966	45,792

Cash and cash equivalents at beginning of period	215,729	154,104

Cash and cash equivalents at end of period	$342,695	$199,896

Supplemental cash flow information:
Interest paid	$63,756	$69,786
Income taxes paid	27,578	39,438

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo, including the newly acquired bank subsidiaries of Local Financial Corporation (“LFIN”), (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Additionally, the September 2003 consolidated statement of income has been modified to reflect the effect of the deconsolidation under the provisions of FIN 46R, of eleven statutory business trusts, eight of which were formed by the Company to issue trust preferred securities and three that were acquired in the Company’s acquisition of Local Financial Corporation. The Company early adopted the provisions of FIN 46R in December 2003.

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

Note 2 — Acquisition

On June 18, 2004, the Company acquired LFIN, an Oklahoma based bank holding company with approximately $3.0 billion in assets.  The acquisition was effected pursuant to the Agreement and Plan of Merger dated as of January 22, 2004 (the “Merger Agreement”).  The Company paid consideration totaling approximately $276.6 million in cash and 2.11 million shares of Company common stock. The aggregate purchase price was $367.4 million.  Under the terms of the Merger Agreement, LFIN shareholders were entitled to elect to receive either cash or Company shares in the merger, subject to the requirement that 75% of LFIN’s shares be exchanged for cash and 25% be exchanged for Company stock.  Based on the elections of LFIN shareholders and the terms of the Merger Agreement, LFIN shares held by LFIN shareholders who elected to receive shares of Company common stock in the Merger and LFIN shareholders who did not timely make a cash/stock election were exchanged entirely for shares of Company common stock.  As to those LFIN shares for which an election to receive cash was timely made, each such share was exchanged for approximately $20.59 in cash and 0.033 shares of Company common stock.  The exchange rate for those LFIN shareholders receiving Company shares in the Merger was 0.5170 shares of Company common stock for each share of LFIN.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, in thousands.  The Company has completed its valuations of certain intangible assets, and as a result the allocation of the purchase price has been completed.

As of June 18, 2004
(Unaudited)
(Dollars in thousands)
Assets
Cash and cash equivalents	$66,009
Time deposits with banks	87,400
Investment securities	331,656
Net loans	2,152,912
Bank premises and equipment	50,155
Accrued interest receivable	8,266
Other investments	93,538
Identified intangible asset	42,188
Goodwill	221,814
Other assets	30,230
Total assets acquired	3,084,168

Liabilities
Demand deposits	232,982
Savings deposits	766,178
Time deposits	938,031
Securities sold under repurchase agreements	44,138
Other borrowed funds	624,382
Senior notes	21,295
Other liabilities	89,764
Total liabilities assumed	2,716,770

Net assets acquired	$367,398

The following table reflects the pro forma results of operations for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, as though the acquisition had been completed as of January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)		(Unaudited)

Interest income	$101,787	$117,438	$310,828	$355,019
Interest expense	30,362	40,370	101,647	122,086
Net interest income	71,425	77,068	209,181	232,933
Provision for possible loan losses	2,066	3,577	16,283	11,290
Non-interest income	35,951	42,837	111,456	119,989
Non-interest expense	56,913	56,036	208,232	170,982
Income before income taxes	48,397	60,292	96,122	170,650
Income taxes	15,226	19,484	31,144	55,881

Net income	$33,171	$40,808	$64,978	$114,769

Per common share:
Basic	$.65	$.85	$1.32	$2.37
Diluted	$.64	$.83	$1.29	$2.33

Included in the non-interest expense of the combined operations for the nine months ended September 30, 2004 are certain costs associated with contractual obligations related to the closing of the transaction.

Note 3 — Stock Options

At September 30, 2004, the Company had one stock-based employee compensation plan and certain options granted outside the plan.  The Company accounts for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands, except per share data)

Net income, as reported	$33,171	$33,858	$85,919	$93,658

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(109)	(182)	(395)	(482)

Pro forma net income	$33,062	$33,676	$85,524	$93,176

Earnings per share:
Basic earnings
As reported	$.65	$.70	$1.74	$1.94
Pro forma	.65	.70	1.73	1.93

Diluted earnings
As reported	$.64	$.69	$1.71	$1.90
Pro forma	.64	.68	1.70	1.89

Note 4 — Investment Securities

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available for sale	$3,042,554	$2,890,304
States and political subdivisions
Available for sale	108,445	110,382
Other
Held to maturity	2,385	2,160
Available for sale	15,478	38,655

Total investment securities	$3,168,862	$3,041,501

Note 5 — Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30, 2004	September 30, 2003
	(Dollars in Thousands)

Balance at December 31,	$48,646	$44,213

Losses charged to allowance	(3,513)	(3,146)
Recoveries credited to allowance	1,654	946
Net losses charged to allowance	(1,859)	(2,200)

Provision charged to operations	4,783	6,190

Net allowance acquired in purchase transaction	33,865	—

Balance at September 30,	$85,435	$48,203

The Company classifies as impaired those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  The Company has identified these loans through its normal loan review procedures.  Impaired loans include 1) typically all non-accrual loans, 2) loans which are 90 days past due unless they are well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and 3) other loans which management believes are impaired.  Substantially all of the Company’s impaired loans are measured based on the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

Loans are placed on non-accrual status when, in management’s opinion, the borrower is unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due.  Amounts received on non-accruals are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.  Non-accrual loans totaled $28,343,000 at September 30, 2004 compared to $20,960,000 at December 31, 2003.  The increase in non-accrual loans can be directly attributed to the Company’s acquisition of LFIN’s loan portfolio.  On October 29, 2004, an approximately $9.6 million original loan relationship was refinanced by the borrower with a non-affiliated third party lender and as a result, the Company recovered approximately $3.05 million of interest and principal.  The Company had previously charged off a certain portion of the $9.6 million loan relationship and placed a majority of the remaining balances on non-accrual status.

Impaired loans at September 30, 2004 and December 31, 2003 were $45,542,000 and $23,227,000, respectively.   The increase in impaired loans can be directly attributed to the Company’s acquisition of LFIN’s portfolio.  The income associated with these loans is not significant.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur.

The subsidiary banks charge off that portion of any loan which management considers representing a loss as well as that portion of any other loan that is classified as a “loss” by bank examiners.  Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when (i) exposure beyond any collateral coverage is apparent, (ii) any collateral enhancements are insufficient to support the loans and (iii) no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry.  Generally, unsecured consumer loans are charged-off when 90 days past due.

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2004, was adequate to absorb possible losses from loans in the portfolio at that date.

Note 6 — Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2004, other borrowed funds totaled $1,315,202,000, an increase of 55.6% from $845,272,000 at December 31, 2003.  The increase in other borrowed funds can be attributed to the additional funding requirements of the combined Company.

Note 7 — Junior Subordinated Deferrable Interest Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, (the “Trusts”) for the purpose of issuing trust preferred securities.  The Trusts have issued Capital and Common Securities and invested the proceeds in an equivalent amount in Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by the Company.  The Debentures will mature on various dates; however, the Debentures may be redeemed at specified prepayment prices, in whole or in part after the specified dates, or in whole within 90 days upon the occurrence of any one of certain legal, regulatory or tax events specified in the Indenture.  The Debentures totaled $235 million at September 30, 2004.

As part of the LFIN acquisition, the Company acquired three statutory business trusts, previously formed by LFIN for the purpose of issuing trust preferred securities.  The outstanding amount of debentures acquired totaled $62,115,000.

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the proposal, if adopted, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill.  Based on the proposed rule, the Company expects to include the majority of its $235 million in trust preferred securities in Tier 1 capital, however the provisions of the final rule could significantly differ from the proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2004:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,173	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,553	Semi-Annually	5.74%	LIBOR + 3.75	July 2031	July 2006
Trust III	$33,724	Semi-Annually	5.16%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,366	Semi-Annually	5.07%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,289	Quarterly	5.72%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,324	Quarterly	5.16%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	4.94%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,284	Quarterly	5.12%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	5.74%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	5.16%	LIBOR + 3.45	November 2032	November 2007
	$235,138

Note 8 — Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 3, 2004 and May 19, 2003 and were paid on May 28, 2004 and June 16, 2003, respectively.  Cash dividends of $.50 ($.40, adjusted for the effect of stock dividends) and $.40 per share were paid on April 30, 2004 and November 1, 2004, respectively to all holders of record on April 15, 2004 and October 15, 2004, respectively.   The Company issued 2,114,558 shares of Company stock in connection with the LFIN acquisition on June 18, 2004.

The Company expanded its formal stock repurchase program on December 18, 2003.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2004.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 4, 2004, a total of 3,655,393 shares had been repurchased under this program at a cost of $145,325,000, which shares are now reflected as 7,245,272 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of November 4, 2004, the Company has approximately $166,298,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 9 — Commitments, Contingent Liabilities and Tax Matters

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at September 30, 2004 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

As part of the LFIN acquisition, the Company acquired two tax matters.  The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency, which is also approximately $7,000,000, relates to permanent differences applicable to prior periods taken as deductions in 2002 and was received by LFIN during 2003.  LFIN had recorded a reserve equal to the amounts received pending final resolution with the IRS.  Both reserves are included in the current income taxes payable of the Company.  The Company will continue to monitor the IRS reviews.

Note 10 — Capital Ratios

The Company had a leverage ratio of 6.83% and 8.75%, risk-weighted Tier 1 capital ratio of 10.65% and 17.30% and risk-weighted total capital ratio of 11.91% and 19.33% at September 30, 2004 and December 31, 2003, respectively.  The change in the Company’s capital ratios can be attributed to the LFIN acquisition, which was completed on June 18, 2004.  The identified intangibles and goodwill of $335,205,000 as of September 30, 2004, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The decrease in the leverage, risk-weighted Tier 1 capital, and risk-weighted total capital ratio is directly attributable to the acquisition of LFIN.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the proposal, if adopted, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill.  Based on the proposed rule, the Company expects to include the majority of its $235 million in trust preferred securities in Tier 1 capital; however, the provisions of the final rule could significantly differ from the proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

•                  Changes in U.S. — Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the planned Homeland Security Programs called “US-VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

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

•                  The timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations, including the integration of LFIN and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 160 facilities and more than 250 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is the second largest independent commercial bank holding company in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company owns an insurance agency, a broker/dealer and a majority interest in an investment banking unit.  The Company’s primary earnings come from the spread between the interest earned on interest bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.  At September 30, 2004, the Company had total assets of $9,440,641,000, net loans of $4,917,275,000, and deposits of $6,500,784,000.  The substantial increase in total assets, net loans, and deposits can be attributed primarily to the acquisition of Local Financial Corporation (“LFIN”) on June 18, 2004.

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

During the fourth quarter of 2003, the Company reduced its assets by approximately $1 billion dollars in anticipation of the LFIN acquisition.  The Company also increased its overnight liquidity in the form of fed funds sold to prepare for the cash payment required as part of the transaction.  On June 18, 2004, the Company completed its acquisition of LFIN.  The Company paid consideration totaling approximately $276.6 million in cash and 2.11 million shares of Company stock.  As a result of the strategic management of earning assets in anticipation of the LFIN acquisition, net interest income for the first, second and third quarters of 2004 was negatively affected.

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2004	December 31, 2003	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$9,440,641	$6,578,310	43.5%
Net loans	4,917,275	2,700,354	82.1
Deposits	6,500,784	4,435,699	46.6
Other borrowed funds	1,315,202	845,272	55.6
Junior subordinated deferrable interest debentures	235,138	172,254	36.5
Shareholders’ equity	733,488	577,383	27.0

	Three Months Ended September 30, 2004		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(Dollars in Thousands)			(Dollars in Thousands)
	2004	2003		2004	2003
Interest income	$101,787	$80,510	26.4%	$245,261	$241,084	1.7%
Interest expense	30,362	23,923	26.9	73,363	71,618	2.4
Net interest income	71,425	56,587	26.2	171,898	169,466	1.4
Provision for possible loan losses	2,066	2,077	(.5)	4,783	6,190	(22.7)
Non-interest income	35,951	34,051	5.6	95,355	94,562.8
Non-interest expense	56,913	38,009	49.7	135,489	118,290	14.5
Net income	33,171	33,858	(2.0)	85,919	93,658	(8.3)

Per common share:
Basic	$.65	$.70	(7.1)%	$1.74	$1.94	(10.3)%
Diluted	.64	.69	(7.2)	1.71	1.90	(10.0)

Efficiency Ratio	52.8%	41.9%	10.9	50.6%	44.8%	5.8

Net Income

Net income decreased by 2.0% for the three months ended September 30, 2004 and decreased 8.3% for the nine months ended September 30, 2004 from the same periods in 2003.   Net income was positively affected by the LFIN acquisition, which was completed on June 18, 2004.  Net income was negatively impacted by the current low interest rate environment and the Company’s strategic management of earning assets during the first six months of 2004 in anticipation of its acquisition of LFIN, which was completed on June 18, 2004.  The decrease in net income for the three months ended September 30, 2004 as compared to the corresponding period in 2003 can be partially attributed to gains on the sales of investment securities of $8,559,000 in 2003 versus gains of $383,000 in 2004.

Net Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2004	2003		2004	2003
Interest income:
Loans, including fees	$72,486	$44,763	61.9%	$161,508	$133,453	21.0%
Time deposits with banks	67	—	—	87	5	1640.0
Federal funds sold	249	78	219.2	1,151	394	192.1
Investment securities:
Taxable	27,616	34,308	(19.5)	78,317	103,074	(24.0)
Tax-exempt	1,278	1,287	(.7)	3,834	3,862	(.7)
Other interest income	91	74	23.0	364	296	23.0

Total interest income	101,787	80,510	26.4	245,261	241,084	1.7

Interest expense:
Savings deposits	4,284	2,192	95.4	9,005	7,932	13.5
Time deposits	12,463	9,832	26.8	31,349	31,629	(0.9)
Securities sold under repurchase agreements	4,989	4,776	4.5	14,529	14,036	3.5
Other borrowings	4,546	4,951	(8.2)	9,190	11,521	(20.2)
Junior subordinated interest deferrable debentures	3,781	2,172	74.1	8,906	6,500	37.0
Senior notes	299	—	—	384	—	—

Total interest expense	30,362	23,923	26.9	73,363	71,618	2.4

Net interest income	$71,425	$56,587	26.2%	$171,898	$169,466	1.4%

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

Net interest income was negatively impacted due to the Company’s strategic management of earning assets in anticipation of its acquisition of LFIN and the low interest rate environment.  The strategic management of earning assets partially affected the amount of purchased investment securities during the first six months of 2004, which reduced investment securities income for the nine months ended September 30, 2004.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 24 for the September 30, 2004 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2004	2003		2004	2003

Service charges on deposit accounts	$21,611	$15,456	39.8%	$51,931	$44,505	16.7%
Other service charges, commissions and fees
Banking	5,313	3,129	69.8	13,599	10,445	30.2
Non-banking	1,797	1,789	0.4	4,345	8,070	(46.2)
Investment securities transactions, net	383	8,559	(95.5)	8,844	16,864	(47.6)
Other investments, net	4,133	2,786	48.3	9,958	7,213	38.1
Other income	2,714	2,332	16.4	6,678	7,465	(10.5)

Total non-interest income	$35,951	$34,051	5.6%	$95,355	$94,562	0.8%

The decrease in non-banking service charges, commissions and fees for the nine months ended September 30, 2004 compared to the same period in 2003 can be attributed to a decrease in fees earned by the Company’s investment services unit in 2004.  The Company recorded investment securities gains of $383,000 for the quarter ended September 30, 2004 compared to gains of $8,559,000 for the same period of 2003.  The gains on investment securities for the quarter and nine months ended September 30, 2003, respectively, occurred due to an ongoing program to reposition a portion of the Company’s bond portfolio to realize the equity that was eroding in the portfolio due to rapid principal repayments, the result of which accelerated future earnings.  The increase in other income for the three months ended September 30, 2004 compared to the same period in 2003 can be attributed to the acquisition of LFIN.

Non-Interest Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2004	2003		2004	2003

Employee compensation and benefits	$23,562	$17,804	32.3%	$57,126	$53,897	6.0%
Occupancy	5,000	3,212	55.7	11,899	9,691	22.8
Depreciation of bank premises and equipment	5,184	3,908	32.7	13,650	11,856	15.1
Professional fees	2,000	2,327	(14.1)	4,882	6,051	(19.3)
Stationery and supplies	1,534	711	115.8	3,423	2,587	32.3
Amortization of identified intangible assets	1,595	319	400.0	2,087	957	118.1
Advertising	2,796	1,999	39.9	6,889	5,771	19.4
Other	15,242	7,729	97.2	35,533	27,480	29.3

Total non-interest expense	$56,913	$38,009	49.7%	$135,489	$118,290	14.5%

The $5,758,000 increase in employee compensation expense and benefits for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 can be attributed to the addition of approximately 700 employees as a result of the LFIN acquisition.  The $7,513,000 increase in other expenses for the quarter ended September 30, 2004 compared to the same period in 2003 can be attributed to the merged operations of the Company and LFIN, as well as the associated conversion costs.  The increase in non-interest expense is also attributable to the addition of 11 branches in Texas in 2004.

Expense control is an essential element in the Company’s profitability.  This is achieved through maintaining optimum staffing levels, an effective budgeting process, and internal consolidation of bank functions.  During periods of growth in Company bank branches, the Company will experience negative effects on the efficiency ratio until each of the new branches is profitable.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 75.6% to $85,435,000 at September 30, 2004 from $48,646,000 at December 31, 2003.  The increase in the allowance can be attributed to the acquired allowance in the LFIN acquisition, totaling $33,865,000.  The provision for possible loan losses charged to expense decreased 22.7% to $4,783,000 for the nine months ended September 30, 2004 from $6,190,000 for the same period in 2003.  The decrease in the provision for possible loan losses charged to expense can be attributed to the lack of substantial growth in the loan portfolio prior to the LFIN acquisition.  The allowance for possible loan losses was 1.7% and 1.8% of total loans, net of unearned income, at September 30, 2004 and December 31, 2003, respectively.  On October 29, 2004, an approximately $9.6 million original loan relationship was refinanced by the borrower with a non-affiliated third party lender and as a result, the Company recovered approximately $3.05 million of interest and principal.  The Company had previously charged off a certain portion of the $9.6 million loan relationship and placed a majority of the remaining balances on non-accrual status.

Investment Securities

Investment securities increased 4.2% to $3,168,862,000 at September 30, 2004, from $3,041,501,000 at December 31, 2003.  The decreased balance at December 31, 2003 was primarily a result of the intentional contraction of the asset base of the Company to position the Company’s liquidity in anticipation of the LFIN acquisition, which was completed on June 18, 2004.

Foreign Operations

On September 30, 2004, the Company had $9,440,641,000 of consolidated assets, of which approximately $229,770,000, or 2.4%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $222,797,000, or 3.4%, at December 31, 2003.  Of the $229,770,000, 76.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 21.6% is secured by Mexican real estate; .7% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; .8% is unsecured; and .5% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles in the preparation of the Company’s consolidated financial statements.  The significant accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s latest Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

The Company considers its Allowance for Possible Loan Losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for possible loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for possible loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for possible loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans, and (ii) allowances based on historical loss experience on the Company’s remaining loan portfolio, which includes general economic conditions and other qualitative risk factors both internal and external to the Company.  See also discussion regarding the allowance for possible loan losses and provision for possible loan losses included in the results of operations and “Provision and Allowance for Possible Loan Losses” included in Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Company’s latest Annual Report on Form 10-K for further information regarding the Company’s provision and allowance for possible loan losses policy.

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

The Company’s internal classified report is segregated into the following categories:  (i) “Pass Credits,” (ii) “Special Review Credits,” (iii) “Watch List - Pass Credits,” or (iv) “Watch List — Substandard and Doubtful Credits.”  The loans placed in the “Pass Credits” category reflect the Company’s opinion that the loan conforms to the bank’s lending policies, which includes the borrower’s ability to repay, the value of the underlying collateral, if any, as it relates to the outstanding indebtedness of the loan, and the economic environment and industry in which the borrower operates.  The loans placed in the “Special Review Credits” category reflect the Company’s opinion that the loans reflect potential weaknesses which require monitoring on a more frequent basis; however, the “Special Review Credits” are not considered to need a specific reserve at the time, but are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List — Pass Credits” category reflect the Company’s opinion that the loans contain pronounced credit weaknesses and/or inherent financial weaknesses of the borrower.  The loans placed in the “Watch List — Substandard and Doubtful Credits” category reflect the Company’s opinion that the loans contain clearly pronounced credit weaknesses and/or inherent weaknesses of the borrower.  Credits classified as “Watch List — Substandard and Doubtful Credits” are evaluated under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” criteria and, if deemed necessary a specific reserve is allocated to the credit.  The specific reserve allocated under SFAS No. 114, is based on (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

The allowance, based on historical loss experience on the Company’s remaining loan portfolio, which includes the “Special Review Credits,” “Watch List - Pass Credits” and “Watch List — Substandard and Doubtful Credits,” is determined by segregating the remaining loan portfolio into certain categories such as commercial loans, installment loans, international loans, loan concentrations and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for (i) management’s evaluation of changes in lending policies and procedures, (ii) current economic conditions in the market area served by the Company, (iii) other risk factors, (iv) the effectiveness of the internal loan review function, (v) changes in loan portfolios, and (vi) the composition and concentration of credit volume is applied to each category.  Each category is then added together to determine the allowance allocated under Statement of Financial Accounting Standards No. 5.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2004 and 2003 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  The Company had also increased its overnight liquidity by a sufficient amount, in the form of fed funds sold, to prepare for the cash payment required by the LFIN acquisition.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2004, shareholders’ equity was $733,488,000 compared to $577,383,000 at December 31, 2003, an increase of $156,105,000, or 27.0%.  The change in shareholders’ equity can be attributed to the retention of earnings and the issuance of 2,114,558 million shares of common stock as part of the LFIN acquisition.

The Company had a leverage ratio of 6.83% and 8.75%, risk-weighted Tier 1 capital ratio of 10.65% and 17.3% and risk-weighted total capital ratio of 11.91% and 19.33% at September 30, 2004 and December 31, 2003, respectively.  The change in the Company’s capital ratios can be attributed to the LFIN acquisition, which was completed on June 18, 2004.  The identified intangibles and goodwill of $335,205,000 as of September 30, 2004, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The decrease in the leverage, risk-weighted Tier 1 capital, and risk-weighted total capital ratio is directly attributable to the acquisition of LFIN.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2004 is illustrated in the table on page 24.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

The Company undertakes an interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions.  However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  As indicated in the table, the Company is liability sensitive during the early time periods and asset sensitive in the longer periods.  The Company’s Asset and Liability Committee semi-annually reviews the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company’s interest rate risk position.  The Company uses modeling of future events as a primary tool for monitoring interest rate risk.

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2004	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$171,500	$—	$—	$—	$171,500
Time deposits with banks	396	—	—	—	396
Investment securities	70,730	262,500	870,045	1,965,587	3,168,862
Loans, net of non-accruals	2,892,057	541,724	447,767	1,088,369	4,969,917

Total earning assets	$3,134,683	$804,224	$1,317,812	$3,053,956	$8,310,675

Cumulative earning assets	$3,134,683	$3,938,907	$5,256,719	$8,310,675

Rate sensitive liabilities

Time deposits	$1,403,532	$1,293,203	$488,147	$859	$3,185,741
Other interest bearing deposits	2,186,390	—	—	—	2,186,390
Securities sold under repurchase agreements	207,192	70,630	5,805	300,000	583,627
Other borrowed funds	1,315,122	—	—	80	1,315,202
Junior subordinated deferrable interest debentures	147,607	35,863	—	51,668	235,138

Total interest bearing liabilities	$5,259,843	$1,399,696	$493,952	$352,607	$7,506,098

Cumulative sensitive liabilities	$5,259,843	$6,659,539	$7,153,491	$7,506,098

Repricing gap	$(2,125,160)	$(595,472)	$823,860	$2,701,349	$804,577
Cumulative repricing gap	(2,125,160)	(2,720,632)	(1,896,772)	804,577
Ratio of interest-sensitive assets to liabilities	.60	.58	2.67	8.66	1.11
Ratio of cumulative, interest- sensitive assets to liabilities	.60	.59	.74	1.11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2004, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity & Capital Resources” located on pages 16 through 22 of the Company’s 2003 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ leas-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at September 30, 2004 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

As part of the LFIN acquisition, the Company acquired two tax matters.  The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency, which is also approximately $7,000,000, relates to permanent differences applicable to prior periods taken as deductions in 2002 and was received by LFIN during 2003.  LFIN had recorded a reserve equal to the amounts received pending final resolution with the IRS.  Both reserves are included in the current income taxes payable of the Company.  The Company will continue to monitor the IRS reviews.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                The Company expanded its formal stock repurchase program on December 18, 2003. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2004.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 4, 2004, a total of 3,655,393 shares had been repurchased under this program at a cost of $145,325,000, which shares are now reflected as 7,245,272 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of November 4, 2004, the Company has approximately $166,298,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

                Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended September 30, 2004 and reflects the 25% stock dividend that was paid in May 2004.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly-Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 — July 31, 2004	380	$40.00	380	$29,958,000
August 1 — August 31, 2004	—	—	—	29,958,000
September 1 — September 30, 2004	7,985	35.50	7,985	29,675,000
	8,365	$35.70	8,365

(1)          The formal stock repurchase program was initiated in 1999 and has been expanded periodically through 2004.  The current program allows for the repurchase of up to $175,000,000 of treasury stock through December 2004 of which $29,675,000 is remaining.

Item 6.  Exhibits

(a)           Exhibits

The following exhibits are filed as a part of this Report:

31(a) —Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) —Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) —Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) —Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 9, 2004	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 9, 2004	/s/ Imelda Navarro
Imelda Navarro
Treasurer