Form 10-K
period 2004-12-31
INTERNATIONAL BANCSHARES CORP
filed 2005-03-15
CIK 315709

Use these links to rapidly review the document
CONTENTS

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-9439

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

Common Stock ($1.00 par value)
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $2,055,626,000 based on the closing sales price of the stock on such date.

        As of March 7, 2005, there were 50,899,550 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2004 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2005 Annual Meeting of Shareholders (in Part III).

Special Cautionary Notice Regarding Forward Looking Information

        Certain matters discussed in this report, excluding historical information, include forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by these sections. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend," "believe" and "project," as well as other words or expressions of a similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

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

  •
  Changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, changes in the accounting, tax and regulatory treatment of trust preferred securities as well as changes in banking, tax, securities, insurance and employment laws and regulations.

  •
  Changes in U.S.—Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the Homeland Security Programs called "US-VISIT," which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

  •
  The loss of senior management or operating personnel.

  •
  Increased competition from both within and outside the banking industry.

  •
  Changes in local, national and international economic business conditions that adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral.

  •
  The timing, impact and other uncertainties of the Company's potential future acquisitions including the Company's ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations and the Company's ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

  •
  Changes in the Company's ability to pay dividends on its Common Stock.

  •
  The effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company's lease financing transactions.

  •
  Additions to the Company's loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company's customers.

  •
  Political instability.

  •
  Technological changes.

  •
  Acts of war or terrorism.

  •
  The effect of changes in accounting policies and practices as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.

        It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through more than 160 main banking and branch facilities located in more than 70 communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2004 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation.

        The bank subsidiaries are in the business of gathering funds from various sources and investing these funds in order to earn a return. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments principally are made in loans to various individuals and entities as well as in debt securities of the U.S. Government and various other entities whose payments are guaranteed by the U.S. Government. Historically, the bank subsidiaries have primarily focused on providing commercial banking services to small and medium sized businesses located in their trade areas and international banking services. In recent years, the bank subsidiaries have also emphasized consumer and retail banking, including mortgage lending, as well as branches situated in retail locations and shopping malls.

        The Company's philosophy focuses on customer service as represented by its motto, "We Do More." The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks' branches are located to local advisory boards (the "local boards"). The local boards direct the operations of the branches, with the supervision of the lead Bank's board of directors, and assist in introducing prospective customers to the Banks as well as developing or modifying products and services to meet customer needs. The Banks function largely on a decentralized basis and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located. In contrast to many of their principal competitors, the credit decisions of the Banks are made locally and promptly. The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions. Expense control is an essential element in the Company's profitability. The Company has centralized virtually all of the Banks' back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services.

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

        During the last several years, the Company has acquired various financial institutions and banking assets in its trade area and expanded its trade area to the State of Oklahoma. The community-focus of the subsidiary banks and the involvement of the local boards has resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers. The Company's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

        On June 18, 2004, the Company acquired Local Financial Corporation ("LFIN"), an Oklahoma based bank holding company with approximately $3.0 billion in assets. The acquisition was effected pursuant to the Agreement and Plan of Merger dated as of January 22, 2004 (the "Merger Agreement"). The Company paid consideration totaling approximately $276.6 million in cash and 2.11 million shares of Company common stock. The aggregate purchase price was $367.4 million. Under the terms of the Merger Agreement, LFIN shareholders were entitled to elect to receive either cash or Company shares in the merger, subject to the requirement that 75% of LFIN's shares be exchanged for cash and 25% be exchanged for Company stock. Based on the elections of LFIN shareholders and the terms of the Merger Agreement, LFIN shares held by LFIN shareholders who elected to receive shares of Company common stock in the Merger and LFIN shareholders who did not timely make a cash/stock election were exchanged entirely for shares of Company common stock. As to those LFIN shares for which an election to receive cash was timely made, each such share was exchanged for approximately $20.59 in cash and 0.033 shares of Company common stock. The exchange rate for those LFIN shareholders receiving Company shares in the Merger was 0.5170 shares of Company common stock for each share of LFIN.

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

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or

15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 250 automated teller machines, and through their over 160 branches situated in retail locations and shopping malls. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "IBC OVERDRAFT COURTESY," "BIZ RITE CHECKING," "GOT YOU COVERED," "OVERDRAFT COURTESY GOT YOU COVERED," "FREEBEE" and "IT'S A BRIGHTER CHRISTMAS" as well as a design mark depicting the United States and Mexico and a design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE" and design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as a design mark depicting the United States and Mexico. Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2004, the Company and its subsidiaries employed approximately 2,601 persons full-time and 529 persons part-time.

Competition

        The Company is the second largest independent Texas bank holding company. The primary market area of the Company is South, Central and Southeast Texas, an area bordered on the east by the Houston area, to the northwest by Austin, to the southwest by Del Rio and to the southeast by

Brownsville, as well as the State of Oklahoma. The Company has increased its market share in its primary market area over the last seven years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank-related services being provided by non-bank entities has increased dramatically during the last several years.

        The Company and its bank subsidiaries do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 28%, 39% and 41% of the bank subsidiaries' total deposits as of December 31, 2004, 2003 and 2002, respectively.

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

        FRB APPROVALS. The Company is a registered bank holding company within the meaning of the BHCA, and is subject to supervision by the FRB and to a certain extent the Texas Department of Banking (the "DOB"). The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries. It is also subject to examination by the FRB. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership. Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

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

        THE USA PATRIOT ACT. On October 26, 2001, the President signed into law a comprehensive anti-terrorism legislation entitled Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the "Act"). Title III of the Act constitutes the USA PATRIOT ACT. The USA PATRIOT ACT and the regulations promulgated thereunder substantially expand and change the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Also, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. During 2004, money laundering and the Bank Secrecy Act compliance have emerged as bank regulatory enforcement priorities. The Company has a program in place to monitor and enforce its policies on money laundering, corruption and bribery as well as its policies on prohibiting the use of Company assets to finance or otherwise aid alleged terrorist groups.

        FINANCIAL MODERNIZATION. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 ("GLBA") was enacted. This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of banks.

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Securities Exchange Act of 1934. As part of the LFIN acquisition, the Company acquired another securities firm registered under the

Securities Act of 1934, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Securities Act of 1934 or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2004, the Company has made five merchant banking investments.

        In January 2001, the FRB and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments. The investments that may be made under this new authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies, and are referred to as "merchant banking investments" in "portfolio companies." Before making a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. The regulations place restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years.

        The FRB, the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC") have adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The final rule was effective April 1, 2002 and applies a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases.

        PREEEMPTION. At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. The full impact of the rules is not known yet; however, commentators anticipate that the new rules will shield national banks from certain state consumer protection laws which will continue to be applicable to state banks.

        FINANCIAL PRIVACY. Additionally under GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to non-affiliated third parties. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

        INTERSTATE BANKING. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As allowed by the Interstate Banking Act, the Company acquired LFIN, including its Oklahoma financial institution, during 2004.

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

        COMPANY DIVIDENDS. The FRB's policy discourages the payment of dividends from borrowed funds and discourages payments that would affect capital adequacy. The FRB has issued policy statements which generally state that bank holding companies should serve as a source of financial and managerial strength to their bank subsidiaries, generally should not pay dividends except out of current earnings, and should not borrow to pay dividends if the bank holding company is experiencing capital or other financial problems.

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

        DEPOSIT INSURANCE. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. Deposits of each of the bank subsidiaries are insured by the FDIC through the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF") to the extent provided by law. The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. During 1996, Congress enacted legislation that, among other things, provides for assessments against insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. BIF and Savings Association Insurance Fund payers are assessed pro rata for the FICO bond obligations. The FICO is a mixed-ownership government corporation whose sole purpose was to serve as a financing vehicle for the defunct Federal Savings & Loan Insurance Corporation.

        CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2004, the Company's ratio of total capital-to-risk-weighted assets was 11.99%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill of $333,662,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2004 was 6.91%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2004. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2004, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

        In 1995, in accordance with FDICIA, the FDIC modified its risk-based capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank's capital adequacy. In 1996 the bank regulatory agencies introduced risk-based examination procedures. Effective January 1, 1997, the federal banking agencies jointly adopted regulations that amend the risk-based capital standards to incorporate measures for market risk. Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk. Financial institutions are allowed to issue short-term subordinated debt (Tier 3 capital) to meet a part of their market risks. The Company does not have any Tier 3 capital. On December 19, 1996, the Federal Financial Institutions Examination Council (the "FFIEC") revised the Uniform Financial Institutions Rating System commonly referred to as the CAMEL rating system. A sixth component addressing sensitivity to market risk was added. Sensitivity to market risk reflects the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or economic capital.

        The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In June 2004, the BIS released a new capital accord to replace the 1998 capital accord. The new capital accord sets capital requirements for operational risk, and refines the existing capital requirements for credit risk and market risk exposures. The Unites States federal regulatory authorities are currently expected to release proposed rules to implement the BIS's new capital accord in mid-year 2005. It is currently anticipated that these authorities would release final rules in mid-year 2006, and that the final rules would become effective in January 2008. The Company cannot predict the timing or final form of the United States rules implementing the capital accord and their impact on the Company. The new capital requirements under the new BIS capital accord could increase the minimum capital requirements applicable to the Company and its subsidiaries.

        STATE ENFORCEMENT POWERS. The Banking Commissioner of Texas may determine to close a Texas state bank when he finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed. The Texas DOB also has broad enforcement powers over the bank subsidiaries, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

        LENDING RESTRICTIONS. The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company. In February 2005, the banking agencies issued best practices guidelines on overdraft protection programs which state that overdraft protection programs are an extension of credit, but are not subject to Truth-in-Lending disclosure requirements.

        DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. Dividends may not be paid from "certified surplus," which is designated by the Board of Directors of a Texas banking association from undivided profits in connection with the establishment of the bank's lending limit. Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. At December 31, 2004 there was an aggregate of approximately $61,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized," and not including the certified surplus of each bank. Further, the Company could expend the entire $61,000,000 and continue to be classified as "well capitalized". Note 21 of notes to Consolidated Financial Statements of the Company located on page 67 of the 2004 Annual Report is incorporated herein by reference.

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

        INSTABILITY OF REGULATORY STRUCTURE. New legislation could be adopted which would change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways. Such changes could have a material effect on the business of the Company. The Company cannot determine the ultimate effect that GLBA will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in modern buildings owned and completely occupied by the Company and IBC and containing approximately 125,000 square feet. The bank subsidiaries of IBC have over 160 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 18 of the notes to consolidated financial statements located on page 65 of the 2004 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        Since the 2004 Annual Meeting of Shareholders of the Company held on May 17, 2004, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Common Stock and Dividends," "Stock Repurchase Program," "Recent Sales of Unregistered Securities," and "Equity Compensation Plan Information" located on pages 25 through 27, respectively, of Registrant's 2004 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2004 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 27 of Registrant's 2004 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 18 through 21 of Registrant's 2004 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 28 through 75 of Registrant's 2004 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 77 and 78 of Registrant's 2004 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Corporation") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        The management of International Bancshares Corporation. (the "Corporation") is responsible for establishing and maintaining effective internal controls over financial reporting, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Corporation's internal control over financial reporting is a process designed under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with generally accepted accounting principles. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have a materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

        As of December 31, 2004, management assessed the effectiveness of the design and operation of the Corporation's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal controls over financial reporting as of December 31, 2004, based on those criteria.

        KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited management's assessment included in the accompanying Management's Report on Internal Control Over Financial Reporting, that International Bancshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). International Bancshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of International Bancshares Corporation and subsidiaries' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that International Bancshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, International Bancshares Corporation and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of International Bancshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
March 15, 2005

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2005 Annual Meeting of Shareholders entitled "Election of Directors," (ii) the first and second paragraphs of the portion entitled "Meetings and Committees of the Board of Directors," (iii) the portion entitled "Code of Ethics," and (iv) that portion entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2006 Annual Meeting of shareholders and until his successor is duly elected and qualified.

Election of Directors

Nominee for Director	Director Since(1)(3)	Age	Principal Occupation(2)
Lester Avigael	1966	78	Retail Merchant and Director of IBC
Irving Greenblum	1981	75	Investments
R. David Guerra	1993	52	Vice President of the Company since 1986 and President of the IBC Branch in McAllen, Texas and Director of IBC
Daniel B. Hastings Jr.	2000	57	Licensed U.S. Custom Broker and Director of IBC since 2000
Richard E. Haynes	1977	62	Attorney at Law; Real Estate Investments; and Director of IBC
Imelda Navarro	2002	47	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002
Sioma Neiman	1981	77	International entrepreneur
Peggy J. Newman	1997	73	Real Estate Investments; President of Newman Poultry Co. and Director of IBC
Dennis E. Nixon	1975	62	Chairman of the Board of the Company since May 1992 and President of the Company since 1979; President, Chief Executive Officer and Director of IBC
Leonardo Salinas	1976	71	Real Estate Investments and Director of IBC
Antonio R. Sanchez, Jr.	1995	62	Chairman of the Board of Sanchez Oil & Gas Corporation; Investments; and Director of IBC

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

Item 11.    Executive Compensation

        There are incorporated in this Item 11 by reference those portions of the Company's definitive proxy statement relating to the Company's 2005 Annual Meeting of Shareholders entitled "Executive Compensation"; provided, however, that such incorporation by reference shall not include the information referred to in item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2005 Annual Meeting of Shareholders entitled "Principal Shareholders," "Security Ownership of Management," and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions

        There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement relating to the Company's 2005 Annual Meeting of Shareholders entitled "Interest of Management in Certain Transactions."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2005 Annual Meeting of Shareholders entitled "Principal Accounting Fees and Services."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents
1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2004 Annual Report to Shareholders filed as an exhibit hereto and they include:

Report of Independent Registered Public Accounting Firm
Consolidated:
Statements of Condition as of December 31, 2004 and 2003
Statements of Income for the years ended December 31, 2004, 2003 and 2002
Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
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

    (3)(b)*-Amended By-Laws of International Bancshares Corporation

    (3)(c)*-Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference as Exhibit 3(c) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.

    (3)(d)*-Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.

    (10a)*+-The 1987 International Bancshares Corporation Key Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option Plan) incorporated herein as an exhibit by reference to Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-15655.

    (10b)*+-The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 33-15655.

    (10c)*+-Executive Incentive Compensation Plan of the Registrant incorporated herein by reference to exhibit "A" of the Registrant's Proxy Statement filed with the Securities Exchange Commission on April 15, 1997, SEC File No. 09439.

    (10d)*-Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation

    incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.

    (13)**-International Bancshares Corporation 2004 Annual Report

    (21) -List of Subsidiaries of International Bancshares Corporation as of March 5, 2005

    (23) -Consent of Independent Registered Public Accounting Firm

    (31a) -Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (31b) -Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (32a) -Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (32b) -Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
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
Date: March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	March 15, 2005
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer)	March 15, 2005
/s/ LESTER AVIGAEL Lester Avigael	Director	March 15, 2005
/s/ IRVING GREENBLUM Irving Greenblum	Director	March 15, 2005
/s/ R. DAVID GUERRA R. David Guerra	Director	March 15, 2005
/s/ DANIEL B. HASTINGS, JR. Daniel B. Hastings, Jr.	Director	March 15, 2005
/s/ RICHARD E. HAYNES Richard E. Haynes	Director	March 15, 2005

/s/ SIOMA NEIMAN Sioma Neiman	Director	March 15, 2005
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	March 15, 2005
/s/ LEONARDO SALINAS Leonardo Salinas	Director	March 15, 2005
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	March 15, 2005

Exhibit Index

Exhibit 13-		International Bancshares Corporation 2004 Annual Report, Exhibit 13, page 1
Exhibit 21-		List of Subsidiaries of International Bancshares Corporation as of March 7, 2005
Exhibit 23-		Consent of Independent Registered Public Accounting Firm
Exhibit 31(a	)-	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b	)-	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a	)-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b	)-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002