Form 10-Q
period 2005-03-31
INTERNATIONAL BANCSHARES CORP
filed 2005-05-03
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	51,067,201 shares outstanding at April 29, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
Assets

Cash and due from banks	$188,806	$174,770
Federal funds sold	89,000	21,000

Total cash and cash equivalents	277,806	195,770

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,385 on March 31, 2005 and December 31, 2004)	2,385	2,385
Available-for-sale (Amortized cost of $4,078,799 on March 31, 2005 and $3,851,741 on December 31, 2004)	4,052,300	3,874,833

Total investment securities	4,054,685	3,877,218

Loans, net of unearned discounts	4,964,339	4,888,974
Less allowance for possible loan losses	(86,849)	(84,905)

Net loans	4,877,490	4,804,069

Bank premises and equipment, net	309,238	302,230
Accrued interest receivable	43,873	41,140
Other investments	323,962	301,578
Identified intangible assets, net	43,102	44,400
Goodwill, net	289,262	289,262
Other assets	57,580	61,888

Total assets	$10,277,394	$9,917,951

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
Liabilities and Shareholders’ Equity

Deposits:
Demand – non-interest bearing	$1,232,382	$1,150,999
Savings and interest bearing demand	2,230,177	2,232,102
Time	3,136,051	3,188,003

Total deposits	6,598,610	6,571,104

Securities sold under repurchase agreements	806,014	619,806
Other borrowed funds	1,810,196	1,670,199
Junior subordinated deferrable interest debentures	235,651	235,395
Other liabilities	66,965	68,357

Total liabilities	9,517,436	9,164,861

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 75,000,000 shares; issued 68,559,810 shares on March 31, 2005 and 68,431,225 shares on December 31, 2004	68,560	68,431
Surplus	132,015	130,597
Retained earnings	743,302	705,642
Accumulated other comprehensive (loss) income	(17,225)	15,010
	926,652	919,680

Less cost of shares in treasury, 17,612,998 shares on March 31, 2005 and 17,610,126 shares on December 31, 2004	(166,694)	(166,590)

Total shareholders’ equity	759,958	753,090

Total liabilities and shareholders’ equity	$10,277,394	$9,917,951

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans, including fees	$79,825	$43,426
Federal funds sold	567	469
Investment securities:
Taxable	36,513	25,623
Tax-exempt	1,217	1,284
Other interest income	197	168

Total interest income	118,319	70,970

Interest expense:
Savings deposits	5,474	2,217
Time deposits	14,480	9,051
Federal funds purchased and securities sold under repurchase agreements	5,448	4,757
Other borrowings	11,604	2,207
Junior subordinated deferrable interest debentures	4,200	2,487

Total interest expense	41,206	20,719

Net interest income	77,113	50,251

Provision for possible loan losses	2,610	1,342

Net interest income after provision for possible loan losses	74,503	48,909

Non-interest income:
Service charges on deposit accounts	20,045	14,409
Other service charges, commissions and fees
Banking	6,045	3,843
Non-banking	1,632	896
Investment securities transactions, net	(26)	4,772
Other investments, net	4,417	2,512
Other income	10,310	1,881

Total non-interest income	42,423	28,313

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Non-interest expense:
Employee compensation and benefits	$27,475	$16,441
Occupancy	5,448	3,273
Depreciation of bank premises and equipment	5,710	4,051
Professional fees	3,208	1,574
Stationery and supplies	1,367	979
Amortization of identified intangible assets	1,298	246
Advertising	2,786	1,856
Other	12,732	9,268

Total non-interest expense	60,024	37,688

Income before income taxes	56,902	39,534

Provision for income taxes	19,242	13,015

Net income	$37,660	$26,519

Basic earnings per common share:

Weighted average number of shares outstanding:	50,882,971	48,433,898

Net income	$.74	$.55

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	51,659,784	49,517,524

Net income	$.73	$.54

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004

Net income	$37,660	$26,519

Other comprehensive income (loss), net of tax

Unrealized holding (losses) gains on securities arising during period, net of reclassification adjustment for (gains) losses included in net income	(32,235)	5,569

Comprehensive income	$5,425	$32,088

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:

Net income	$37,660	$26,519

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,610	1,342
Depreciation of bank premises and equipment	5,710	4,051
Gain on sale of bank premises and equipment	(73)	(17)
Depreciation and amortization of leased assets	422	422
Accretion of investment securities discounts	(176)	(123)
Amortization of investment securities premiums	7,474	7,973
Investment securities transactions, net	26	(4,772)
Accretion of junior subordinated debenture discounts	256	256
Amortization of identified intangible assets	1,298	246
Earnings from affiliates and other investments	(3,374)	(2,343)
Deferred tax expense (benefit)	568	(203)
(Increase) decrease in accrued interest receivable	(2,733)	1,430
Net decrease in other assets	3,885	1,504
Net increase in other liabilities	15,396	12,878

Net cash provided by operating activities	68,949	49,163

Investing activities:

Proceeds from maturities of securities	500	2,293
Proceeds from sales of available-for-sale securities	75,960	279,535
Purchases of available for sale securities	(474,819)	(268,930)
Principal collected on mortgage-backed securities	163,977	145,883
Net increase in loans	(76,031)	(44,999)
(Purchases) distributions of other investments	(19,010)	43,310
Purchases of bank premises and equipment	(13,052)	(7,827)
Proceeds from sale of bank premises and equipment	407	17

Net cash (used in) provided by investing activities	(342,068)	149,282

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004
Financing activities:

Net increase in non-interest bearing demand deposits	$81,383	$20,357
Net decrease in savings and interest bearing demand deposits	(1,925)	(8,553)
Net (decrease) increase in time deposits	(51,952)	40,738
Net increase in securities sold under repurchase agreements	186,208	2,640
Proceeds from issuance of other borrowed funds	1,145,000	90,000
Principal payments on other borrowed funds	(1,005,003)	(185,064)
Purchase of treasury stock	(104)	(332)
Proceeds from stock transactions	1,548	1,458

Net provided by (used in) financing activities	355,155	(38,756)

Increase in cash and cash equivalents	82,036	159,689

Cash and cash equivalents at beginning of period	195,770	215,729

Cash and cash equivalents at end of period	$277,806	$375,418

Supplemental cash flow information:
Interest paid	$39,353	$20,400
Income taxes paid	4,443	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K.  The consolidated statement of condition at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

All per share data presented has been restated to reflect the stock splits effected through stock dividends, Note 8.

Note 2 – Loans

A summary of net loans, by loan type at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)

Commercial, financial and agricultural	$2,689,096	$2,710,270
Real estate-mortgage	958,641	960,599
Real estate – construction	826,679	749,689
Consumer	240,701	229,302
Foreign	249,557	239,622

Total loans	4,964,674	4,889,482

Unearned discount	(335)	(508)

Loans, net of unearned discount	$4,964,339	$4,888,974

Note 3 – Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment (Revised 2004).” SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the consolidated statement of income based on their fair values on the date of the grant.  The Company will be required to adopt the provisions of SFAS No. 123R on January 1, 2006.

At March 31, 2005, the Company had one stock-based employee compensation plan and certain options granted outside the plan.  The Company accounts for options under the recognition and measurement principles of APB 25, and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by SFAS No. 148, illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands, except per share data)

Net income, as reported	$37,660	$26,519

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(91)	(142)

Pro forma net income	$37,569	$26,377

Earnings per share:
Basic earnings
As reported	$.74	$.55
Pro forma	.74	.54

Diluted earnings
As reported	$.73	$.54
Pro forma	.73	.53

Note 4 - Investment Securities

The Company classifies debt and equity securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such classifications are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading”, while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized.

A summary of the investment securities held for investment and securities available-for-sale as reflected on the books of the Company is as follows:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available-for-sale	$3,931,010	$3,752,501
States and political subdivisions
Available-for-sale	103,839	104,317
Other
Held-to-maturity	2,385	2,385
Available-for-sale	17,451	18,015

Total investment securities	$4,054,685	$3,877,218

Note 5 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	March 31, 2005	March 31, 2004
	(Dollars in Thousands)

Balance at December 31,	$84,905	$48,646

Losses charged to allowance	(1,231)	(702)
Recoveries credited to allowance	565	560
Net losses charged to allowance	(666)	(142)

Provisions charged to operations	2,610	1,342

Balance at March 31,	$86,849	$49,846

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures.  Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following table details key information regarding the Company’s impaired loans:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$33,811	$37,037
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$33,811	$37,037

Allowance allocated to impaired loans	$15,192	$15,666

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $37,653,000 and $34,226,000 for March 31, 2005 and December 31, 2004, respectively.  The increase in impaired loans can be attributed to the Local Financial Corporation (“LFIN”) acquisition.  The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be un-collectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2005 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 6 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2005, other borrowed funds totaled $1,810,196,000, an increase of 8.4% from $1,670,199,000 at December 31, 2004.  The increase in other borrowed funds can be attributed to the additional funding requirements of the Company.

Note 7 – Junior Subordinated Deferrable Interest Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the LFIN acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $62,115,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of March 31, 2005, the principal amount of debentures outstanding totaled $235,651,000.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  The Company believes that substantially all of the $235,651,000 will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2005:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,190	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,641	Semi-Annually	6.71%	LIBOR + 3.75	July 2031	July 2006
Trust III	$33,855	Semi-Annually	6.44%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,445	Semi-Annually	6.00%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,349	Quarterly	6.31%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,399	Quarterly	6.24%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	5.99%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,347	Quarterly	5.71%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	6.57%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	6.24%	LIBOR + 3.45	November 2032	November 2007
	$235,651

Note 8 – Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 3, 2004 and were paid on May 28, 2004.  Cash dividends of $.40 per share were paid on April 29, 2005 to all holders of record on April 15, 2005. A stock dividend of 25% will be paid on May 31, 2005 to all holders of record on May 2, 2005.

The pro forma effect of the May 31, 2005 stock dividend is as follows:

	Three Months Ended March 31,
	2005	2004

Basic earnings per common share:

Weighted average number of shares outstanding:	63,603,714	60,542,373

Net income	$.59	$.44

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	64,574,730	61,896,905

Net income	$.58	$.43

The Company expanded its formal stock repurchase program on December 16, 2004.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2005.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of April 29, 2005, a total of 3,672,964 shares had been repurchased under this program at a cost of $145,978,000, which shares are now reflected as 7,262,843 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of April 29, 2005, the Company has approximately $166,951,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 9 - Commitments, Contingent Liabilities and Other Tax Matters

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at March 31, 2005 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Note 10 – Capital Ratios

The Company had a leverage ratio of 6.80% and 6.91%, risk-weighted Tier 1 capital ratio of 11.34% and 10.74% and risk-weighted total capital ratio of 12.60% and 11.99% at March 31, 2005 and December 31, 2004, respectively.  The identified intangibles and goodwill of $332,364,000 as of March 31, 2005, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

•                  Changes in U.S. – Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the Homeland Security Programs called “US-VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

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

•                  The timing, impact and other uncertainties of the Company’s potential future acquisitions including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 180 facilities and more than 290 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is the one of the largest independent commercial bank holding companys headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

The Company is very active in facilitating trade along the United States border with Mexico.  The Company does a significant amount of business with customers domiciled in Mexico.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries.  The Company also serves the growing Hispanic population through the Company’s facilities located throughout South, Central and Southeast Texas and the State of Oklahoma.

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  The Company’s efficiency ratio has been under 53% for each of the last five years, which the Company believes is better than average compared to its national peer group.  One of the benefits derived from such operating efficiencies is that the Company is not subject to undue pressure to generate interest income from high-risk loans.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2005	December 31, 2004	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,277,394	$9,917,951	3.6%
Net loans	4,877,490	4,804,069	1.5
Deposits	6,598,610	6,571,104.4
Other borrowed funds	1,810,196	1,670,199	8.4
Junior subordinated deferrable interest debentures	235,651	235,395.1
Shareholders’ equity	759,958	753,090.9

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	Percent Increase (Decrease)
	(in Thousands)

Interest income	$118,319	$70,970	66.7%
Interest expense	41,206	20,719	98.9
Net interest income	77,113	50,251	53.5
Provision for possible loan losses	2,610	1,342	94.5
Non-interest income	42,423	28,313	49.8
Non-interest expense	60,024	37,688	59.3
Net income	37,660	26,519	42.0

Per common share:
Basic	$.74	$.55	34.5%
Diluted	.73	.54	35.2

Efficiency Ratio	50.2%	48.0%	4.6%

Net Income

Net income increased by 42.0% for the first quarter of 2005 from the same period in 2004.  Net income was positively impacted by the acquisition of Local Financial Corporation (“LFIN”) in June 2004 and was positively impacted by a $4,786,000 distribution, net of tax, from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Net Interest Income

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$79,825	$43,426	83.8%
Federal funds sold	567	469	20.9
Investment securities:
Taxable	36,513	25,623	42.5
Tax-exempt	1,217	1,284	(5.2)
Other interest income	197	168	17.3

Total interest income	118,319	70,970	66.7

Interest expense:
Savings deposits	5,474	2,217	146.9
Time deposits	14,480	9,051	60.0
Securities sold under repurchase agreements	5,448	4,757	14.5
Other borrowings	11,604	2,207	425.8
Junior subordinated interest deferrable debentures	4,200	2,487	68.9

Total interest expense	41,206	20,719	98.9

Net interest income	$77,113	$50,251	53.5%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  Net interest income was positively impacted by the acquisition of LFIN, as well as increasing portfolio levels and increasing market rates on interest bearing assets and interest bearing liabilities.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 21 for the March 31, 2005 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$20,045	$14,409	39.1%
Other service charges, commissions and fees
Banking	6,045	3,843	57.3
Non-banking	1,632	896	82.1
Investment securities transactions, net	(26)	4,772	(100.5)
Other investments, net	4,417	2,512	75.8
Other income	10,310	1,881	448.1

Total non-interest income	$42,423	$28,313	49.8%

The increase in non-banking service charges, commissions and fees can be attributed to the acquisition of LFIN.  The Company recorded investment securities losses of $26,000 for the quarter ended March 31, 2005 compared to gains of $4,772,000 for the same period of 2004.  The increase in other income can be attributed primarily to a gain of $7,363,000 from a distribution resulting from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Non-Interest Expense

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$27,475	$16,441	67.1%
Occupancy	5,448	3,273	66.5
Depreciation of bank premises and equipment	5,710	4,051	41.0
Professional fees	3,208	1,574	103.8
Stationery and supplies	1,367	979	39.6
Amortization of identified intangible assets	1,298	246	427.6
Advertising	2,786	1,856	50.1
Other	12,732	9,268	37.4

Total non-interest expense	$60,024	$37,688	59.3%

The increase in employee compensation and benefits expense for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 can be attributed primarily to the expanded operations of the Company’s bank subsidiaries (including the acquisition of LFIN in June 2004, which added approximately 700 employees, 52 branches and $42,188,00 in identified intangible assets).

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 2.3% to $86,849,000 at March 31, 2005 from $84,905,000 at December 31, 2004.  The provision for possible loan losses charged to expense increased 94.5% to $2,610,000 for the quarter ended March 31, 2005 from $1,342,000 for the same quarter in 2004.  The increase in the provision for possible loan losses charged to expense can be attributed primarily to the substantial increase in the loan portfolio as part of the LFIN acquisition.  The allowance for possible loan losses was 1.7% of total loans, net of unearned income, at March 31, 2005 and at December 31, 2004.

Investment Securities

Investment securities increased 4.6% to $4,054,685,000 at March 31, 2005, from $3,877,218,000 at December 31, 2004.

Foreign Operations

On March 31, 2005, the Company had $10,277,394,000 of consolidated assets, of which approximately $249,557,000, or 2.4%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $239,622,000, or 2.4%, at December 31, 2004.  Of the $249,557,000, 80.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.7% is secured by Mexican real estate; .5% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; .6% is unsecured; and .5% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles in the preparation of the Company’s consolidated financial statements.  Certain accounting policies involve significant subjective judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

The Company considers its Allowance for Possible Loan Losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for possible loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for possible loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for possible loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans and (ii) allowances based on historical loss experience on the Company’s remaining loan portfolio, which includes general economic conditions and other qualitative risk factors both internal and external to the Company.  See also discussion regarding the allowance for possible loan losses and provision for possible loan losses included in the results of operations and “Provision and Allowance for Possible Loan Losses” included in Notes 1 and 5 of the notes to Consolidated Financial Statements in the Company’s latest Annual Report on Form 10K for further information regarding the Company’s provision and allowance for possible loan losses policy.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a significant and stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2005 and 2004 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and loans.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2005, shareholders’ equity was $759,958,000 compared to $753,090,000 at December 31, 2004, an increase of $6,868,000, or .9%.  The change in shareholders’ equity can be attributed to the retention of earnings offset by a decrease in the unrealized gain on available for sale investments.

The Company had a leverage ratio of 6.80% and 6.91%, risk-weighted Tier 1 capital ratio of 11.34% and 10.74% and risk-weighted total capital ratio of 12.60% and 11.99% at March 31, 2005 and December 31, 2004, respectively.  The identified intangibles and goodwill of $332,364,000 as of March 31, 2005, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2005 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2005	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$89,000	$—	$—	$—	$89,000
Time deposits with banks	396	—	—	—	396
Investment securities	259,363	538,566	1,040,262	2,216,494	4,054,685
Loans, net of non-accruals	3,114,702	390,545	666,660	764,880	4,936,787

Total earning assets	$3,463,461	$929,111	$1,706,922	$2,981,374	$9,080,868

Cumulative earning assets	$3,463,461	$4,392,572	$6,099,494	$9,080,868

Rate sensitive liabilities

Time deposits	$1,375,182	$1,230,163	$529,452	$1,254	$3,136,051
Other interest bearing deposits	2,230,177	—	—	—	2,230,177
Securities sold under repurchase agreements	232,352	268,715	4,946	300,000	806,013
Other borrowed funds	1,810,000	118	—	78	1,810,196
Junior subordinated deferrable interest debentures	148,015	35,951	—	51,685	235,651

Total interest bearing liabilities	$5,795,726	$1,534,947	$534,398	$353,017	$8,218,088

Cumulative sensitive liabilities	$5,795,726	$7,330,673	$7,865,071	$8,218,088

Repricing gap	$(2,332,265)	$(605,836)	$1,172,524	$2,628,357	$862,780
Cumulative repricing gap	(2,332,265)	(2,938,101)	(1,765,577)	862,780
Ratio of interest-sensitive assets to liabilities	.60	.61	3.19	8.45	1.11
Ratio of cumulative, interest - sensitive assets to liabilities	.60	.60	.78	1.11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of 2005, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 21 of the Company’s 2004 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within specified time periods.  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)).  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on December 16, 2004. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2005.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of April 29, 2005, a total of 3,672,964 shares had been repurchased under this program at a cost of $145,978,000, which shares are now reflected as 7,262,843 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of April 29, 2005, the Company has approximately $166,951,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended March 31, 2005.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly-Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 - January 31, 2005	250	38.90	250	$29,373,000
February 1 - February 28, 2005	610	38.68	—	29,350,000
March 1 - March 31, 2005	2,012	35.18	—	29,279,000
	2,872	$36.25	250

(1)  The formal stock repurchase program was initiated in 1999 and has been expanded periodically.  The current program allows for the repurchase of up to $175,000,000 of treasury stock through December 2005 of which $29,279,000 remains.

Item 6.  Exhibits

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 3, 2005	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 3, 2005	/s/ Imelda Navarro
Imelda Navarro
Treasurer