Form 10-Q
period 2005-06-30
INTERNATIONAL BANCSHARES CORP
filed 2005-08-04
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	63,699,061 shares outstanding at August 1, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$184,347	$174,770
Federal funds sold	90,000	21,000

Total cash and cash equivalents	274,347	195,770

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,385 on June 30, 2005 and December 31, 2004)	2,385	2,385
Available-for-sale (Amortized cost of $4,088,153 on June 30, 2005 and $3,851,741 on December 31, 2004)	4,080,066	3,874,833

Total investment securities	4,082,451	3,877,218

Loans, net of unearned discounts	4,924,983	4,888,974
Less allowance for possible loan losses	(82,114)	(81,351)

Net loans	4,842,869	4,807,623

Bank premises and equipment, net	321,901	302,230
Accrued interest receivable	44,703	41,140
Other investments	321,273	301,578
Identified intangible assets, net	41,803	44,400
Goodwill, net	289,262	289,262
Other assets	54,965	61,888

Total assets	$10,273,970	$9,921,505

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,205,474	$1,150,999
Savings and interest bearing demand	2,188,577	2,232,102
Time	3,125,950	3,188,003

Total deposits	6,520,001	6,571,104

Securities sold under repurchase agreements	783,938	619,806
Other borrowed funds	1,885,193	1,670,199
Junior subordinated deferrable interest debentures	235,908	235,395
Other liabilities	68,791	71,911

Total liabilities	9,493,831	9,168,415

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 85,985,257 shares on June 30, 2005 and 68,431,225 shares on December 31, 2004	85,985	68,431
Surplus	134,345	130,597
Retained earnings	739,054	705,642
Accumulated other comprehensive (loss) income	(5,257)	15,010
	954,127	919,680

Less cost of shares in treasury, 22,288,359 shares on June 30, 2005 and 17,610,126 shares on December 31, 2004	(173,988)	(166,590)

Total shareholders’ equity	780,139	753,090

Total liabilities and shareholders’ equity	$10,273,970	$9,921,505

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income:
Loans, including fees	$84,845	$45,596	$164,670	$89,022
Time deposits with banks	2	14	3	20
Federal funds sold	787	433	1,354	902
Investment securities:
Taxable	39,178	25,078	75,691	50,701
Tax-exempt	1,220	1,272	2,437	2,556
Other interest income	128	111	324	273

Total interest income	126,160	72,504	244,479	143,474

Interest expense:
Savings deposits	6,161	2,504	11,635	4,721
Time deposits	16,602	9,835	31,082	18,886
Securities sold under repurchase agreements	7,091	4,783	12,539	9,540
Other borrowings	13,829	2,437	25,433	4,644
Junior subordinated interest deferrable debentures	4,518	2,638	8,718	5,125
Senior notes	—	84	—	84

Total interest expense	48,201	22,281	89,407	43,000

Net interest income	77,959	50,223	155,072	100,474

Provision for possible loan losses	221	1,375	2,831	2,717

Net interest income after provision for possible loan losses	77,738	48,848	152,241	97,757

Non-interest income:
Service charges on deposit accounts	20,859	15,911	40,904	30,320
Other service charges, commissions and fees
Banking	6,233	4,443	12,278	8,286
Non-banking	2,479	1,652	4,111	2,548
Gain (loss) on investment securities transactions, net	(155)	3,689	(181)	8,461
Other investments, net	3,446	3,313	7,863	5,825
Other income	4,445	2,082	14,755	3,963

Total non-interest income	37,307	31,090	79,730	59,403

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Non-interest expense:
Employee compensation and benefits	$28,295	$17,123	$55,770	$33,564
Occupancy	5,938	3,626	11,386	6,899
Depreciation of bank premises and equipment	6,097	4,415	11,807	8,466
Professional fees	3,011	1,309	6,219	2,882
Stationery and supplies	1,384	910	2,751	1,889
Amortization of identified intangible assets	1,299	246	2,597	492
Advertising	2,622	2,237	5,408	4,093
Other	16,343	11,023	29,075	20,291

Total non-interest expense	64,989	40,889	125,013	78,576

Income before income taxes	50,056	39,049	106,958	78,584

Provision for income taxes	16,684	12,820	35,926	25,836

Net income	$33,372	$26,229	$71,032	$52,748

Basic earnings per common share:

Weighted average number of shares outstanding:	63,775,930	61,071,060	63,690,298	60,806,716

Net income	$.52	$.43	$1.12	$.87

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	64,511,916	62,458,789	64,543,799	62,177,846

Net income	$.52	$.42	$1.10	$.85

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$33,372	$26,229	$71,032	$52,748

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for gains included in net income	11,968	(40,794)	(20,267)	(35,226)

Comprehensive income (loss)	$45,340	$(14,565)	$50,765	$17,522

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:

Net income	$71,032	$52,748

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,831	2,717
Depreciation of bank premises and equipment	11,807	8,466
Gain on sale of bank premises and equipment	(87)	(19)
Depreciation and amortization of leased assets	883	843
Accretion of investment securities discounts	(326)	(861)
Amortization of investment securities premiums	14,133	15,892
Investment securities transactions, net	181	(8,461)
Accretion of junior subordinated debenture discounts	513	513
Amortization of identified intangible assets	2,597	492
Earnings from affiliates and other investments	(5,870)	(5,375)
Deferred tax benefit	(4,667)	(9,958)
(Increase) decrease in accrued interest receivable	(3,563)	237
Net decrease in other assets	6,040	26,597
Net increase (decrease) in other liabilities	12,459	(18,153)

Net cash provided by operating activities	107,963	65,678

Investing activities:

Proceeds from maturities of securities	1,400	27,062
Proceeds from sales of available for sale securities	189,187	647,828
Purchases of available for sale securities	(815,995)	(754,979)
Principal collected on mortgage-backed securities	375,008	410,717
Proceeds from matured time deposits with banks	—	63,800
Purchases of time deposits with banks	—	(296)
Net increase in loans	(38,077)	(149,558)
(Purchases) distributions of other investments	(13,825)	50,461
Purchases of bank premises and equipment	(31,827)	(19,979)
Proceeds from sale of bank premises and equipment	436	30
Cash paid in purchase transaction	—	(276,555)
Cash acquired in purchase transaction	—	66,009

Net cash (used in) provided by investing activities	(333,693)	64,540

	Six Months Ended June 30,
	2005	2004

Financing activities:

Net increase in non-interest bearing demand deposits	$54,475	$17,858
Net (decrease) increase in savings and interest bearing demand deposits	(43,525)	6,738
Net (decrease) increase in time deposits	(62,053)	64,029
Net increase in securities sold under repurchase agreements	164,132	6,748
Proceeds from issuance of other borrowed funds	2,070,000	720,000
Principal payments on other borrowed funds	(1,855,006)	(869,449)
Purchase of treasury stock	(7,398)	(384)
Proceeds from stock transactions	4,130	4,504
Payment of cash dividends	(20,423)	(19,419)
Payment of cash dividends in lieu of fractional shares	(25)	(38)

Net cash provided by (used in) financing activities	304,307	(69,413)

Increase in cash and cash equivalents	78,577	60,805

Cash and cash equivalents at beginning of period	195,770	215,729

Cash and cash equivalents at end of period	$274,347	$276,534

Supplemental cash flow information:
Interest paid	$84,754	$42,861
Income taxes paid	38,894	35,239

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

All per share data presented has been restated to reflect the stock splits effected through stock dividends, see Note 8.

Note 2 – Loans

A summary of net loans, by loan type at June 30, 2005 and December 31, 2004 is as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)

Commercial, financial and agricultural	$2,632,115	$2,710,270
Real estate-mortgage	956,817	960,599
Real estate – construction	867,557	749,689
Consumer	208,914	229,302
Foreign	259,841	239,622

Total loans	4,925,244	4,889,482

Unearned discount	(261)	(508)

Loans, net of unearned discount	$4,924,983	$4,888,974

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

At June 30, 2005, the Company had one stock-based employee compensation plan under which options are outstanding and certain options granted outside the plan.  An additional stock-based employee compensation plan has been adopted by the Company, but no options have been granted under such plan.  The Company accounts for options under the recognition and measurement principles of APB 25, and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by SFAS No. 148, illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, except per share data)

Net income, as reported	$33,372	$26,229	$71,032	$52,748

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(88)	(143)	(179)	(286)

Pro forma net income	$33,284	$26,086	$70,853	$52,462

Earnings per share:
Basic earnings
As reported	$.52	$.43	$1.12	$.87
Pro forma	.52	.43	1.11	.86

Diluted earnings
As reported	$.52	$.42	$1.10	$.85
Pro forma	.52	.42	1.10	.84

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available for sale	$3,958,444	$3,752,501
States and political subdivisions
Available for sale	105,026	104,317
Other
Held to maturity	2,385	2,385
Available for sale	16,596	18,015

Total investment securities	$4,082,451	$3,877,218

Note 5 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30,	June 30,
	2005	2004
	(Dollars in Thousands)

Balance at December 31,	$81,351	$48,646

Losses charged to allowance	(3,573)	(1,391)
Recoveries credited to allowance	1,505	715
Net losses charged to allowance	(2,068)	(676)

Provision charged to operations	2,831	2,717

Net allowance acquired in purchase transaction	—	33,884

Balance at June 30,	$82,114	$84,571

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

The following table details key information regarding the Company’s impaired loans:

	June 30,	December 31,
	2005	2004
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$26,218	$37,037
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$26,218	$37,037

Allowance allocated to impaired loans	$16,265	$15,666

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $39,008,000 and $34,226,000 for June 30, 2005 and December 31, 2004, respectively.  The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be un-collectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2005 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 6 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2005, other borrowed funds totaled $1,885,193,000 an increase of 12.9% from $1,670,199,000 at December 31, 2004.  The increase in other borrowed funds can be attributed to the additional funding needs of the Company.

Note 7 – Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the LFIN acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $62,115,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of June 30, 2005, the principal amount of debentures outstanding totaled $235,908,000.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  The Company believes that substantially all of the $235,908,000 will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2005:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,200	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,686	Semi-Annually	6.71%	LIBOR + 3.75	July 2031	July 2006
Trust III	$33,920	Semi-Annually	7.37%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,484	Semi-Annually	7.11%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,379	Quarterly	7.25%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,436	Quarterly	6.72%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	6.46%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,378	Quarterly	6.19%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	6.57%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	6.72%	LIBOR + 3.45	November 2032	November 2007
	$235,908

Note 8 – Common Stock and Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 2, 2005 and May 3, 2004 and were paid on May 31, 2005 and May 28, 2004, respectively.  Cash dividends of $.32 per share, adjusted for stock dividends, were paid on April 29, 2005 to all holders of record on April 15, 2005.

The Company expanded its formal stock repurchase program on December 16, 2004.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2005.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2005, a total of 3,934,393 shares had been repurchased under this program at a cost of $153,020,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of August 1, 2005, the Company has approximately $173,994,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

On May 16, 2005, the Corporation’s shareholders adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan became effective on April 1, 2005, the date it was approved and adopted by the Corporation’s Board of Directors, upon such shareholder approval.  The Plan replaces the 1996 International Bancshares Corporation Stock Option Plan (the “1996 Plan”), which will be terminated for purposes of granting further options.  The 2005 Plan provides for the grant of incentive stock options and non-statutory stock options.  The Stock Option Plan committee of the Board of Directors administers the 2005 Plan and determines the terms and conditions under with options to purchase shares of common stock of the Corporation may be awarded.  The aggregate number of shares of common stock of the Corporation that may be issued pursuant to the 2005 Plan is 380,000 shares, subject to adjustment as provided in the 2005 Plan.  Further, the maximum number of shares of common stock covered by options which may be granted to any one person in any fiscal year is 75,000, also subject to adjustment as provided in the 2005 Plan.  Neither the 380,000 aggregate shares limitation nor the 75,000 individual annual limitation described above reflects the appropriate adjustment for the May 2, 2005 stock dividend.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at June 30, 2005 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Note 10 – Capital Ratios

The Company had a leverage ratio of 6.80% and 6.91%, risk-weighted Tier 1 capital ratio of 11.69% and 10.74% and risk-weighted total capital ratio of 12.94% and 11.99% at June 30, 2005 and December 31, 2004, respectively.  The net identified intangibles and goodwill of $331,065,000 as of June 30, 2005, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition andResults of Operations

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 180 facilities and more than 300 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is the one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  The Company’s efficiency ratio has been under 54% for each of the last five years, which the Company believes is better than average compared to its national peer group.  One of the benefits derived from such operating efficiencies is that the Company is not subject to undue pressure to generate interest income from high-risk loans.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2005	December 31, 2004	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,273,970	$9,921,505	3.6%
Net loans	4,842,869	4,807,623.7
Deposits	6,520,001	6,571,104	(.8)
Other borrowed funds	1,885,193	1,670,199	12.9
Junior subordinated deferrable interest debentures	235,908	235,395.2
Shareholders’ equity	780,139	753,090	3.6

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Interest income	$126,160	$72,504	74.0%	$244,479	$143,474	70.4%
Interest expense	48,201	22,281	116.3	89,407	43,000	107.9
Net interest income	77,959	50,223	55.2	155,072	100,474	54.3
Provision for possible loan losses	221	1,375	(83.9)	2,831	2,717	4.2
Non-interest income	37,307	31,090	20.0	79,730	59,403	34.2
Non-interest expense	64,989	40,889	58.9	125,013	78,576	59.1
Net income	33,372	26,229	27.2	71,032	52,748	34.7

Per common share (adjusted for stock dividends):
Basic	$.52	$.43	20.9%	$1.12	$.87	28.7%
Diluted	.52	.42	23.8	1.10	.85	29.4

Efficiency Ratio	56.4%	50.3%	12.1	53.2%	49.1%	8.4

Net Income

Net income increased by 27.2% for the three months ended June 30, 2005 and 34.7% for the six months ended June 30, 2005 from the same periods in 2004.   Net income was positively impacted by the acquisition of Local Financial Corporation (“LFIN”) in June 2004.  Net income was also positively impacted by $5,613,000, net of tax, distributions from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley received in the first and second quarter 2005.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Interest income:
Loans, including fees	$84,845	$45,596	86.1%	$164,670	$89,022	85.0%
Time deposits with banks	2	14	(85.7)	3	20	(85.0)
Federal funds sold	787	433	81.8	1,354	902	50.1
Investment securities:
Taxable	39,178	25,078	56.2	75,691	50,701	49.3
Tax-exempt	1,220	1,272	(4.1)	2,437	2,556	(4.7)
Other interest income	128	111	15.3	324	273	18.7

Total interest income	126,160	72,504	74.0	244,479	143,474	70.4

Interest expense:
Savings deposits	6,161	2,504	146.0	11,635	4,721	146.5
Time deposits	16,602	9,835	68.8	31,082	18,886	64.6
Securities sold under repurchase agreements	7,091	4,783	48.3	12,539	9,540	31.4
Other borrowings	13,829	2,437	467.5	25,433	4,644	447.7
Junior subordinated interest deferrable debentures	4,518	2,638	71.3	8,718	5,125	70.1
Senior notes	—	84	(100.0)	—	84	(100.0)

Total interest expense	48,201	22,281	116.3	89,407	43,000	107.9

Net interest income	$77,959	$50,223	55.2%	$155,072	$100,474	54.3%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  Net interest income was positively impacted by the acquisition of LFIN, as well as increasing portfolio levels and increasing market rates on interest bearing asset and interest bearing liabilities.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 21 for the June 30, 2005 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Service charges on deposit accounts	$20,859	$15,911	31.1%	$40,904	$30,320	34.9%
Other service charges, commissions and fees
Banking	6,233	4,443	40.3	12,278	8,286	48.2
Non-banking	2,479	1,652	50.1	4,111	2,548	61.3
Investment securities transactions, net	(155)	3,689	(104.2)	(181)	8,461	(102.1)
Other investments, net	3,446	3,313	4.0	7,863	5,825	35.0
Other income	4,445	2,082	113.5	14,755	3,963	272.3

Total non-interest income	$37,307	$31,090	20.00%	$79,730	$59,403	34.2%

The increase in non-banking service charges, commissions and fees can be attributed to the acquisition of LFIN.  The Company recorded investment securities losses of $181,000 for the six months ended June 30, 2005 compared to gains of $8,461,000 for the same period of 2004.  The increase in other income can be attributed primarily to a gain of $8,636,000 from a distribution resulting from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley, of which $7,363,000 was received in the first quarter 2005 and $1,273,000 was received in the second quarter.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2005	2004	(Decrease)	(Decrease)	2004	(Decrease)

Employee compensation and benefits	$28,295	$17,123	65.2%	$55,770	$33,564	66.2%
Occupancy	5,938	3,626	63.8	11,386	6,899	65.0
Depreciation of bank premises and equipment	6,097	4,415	38.1	11,807	8,466	39.5
Professional fees	3,011	1,309	130.0	6,219	2,882	115.8
Stationery and supplies	1,384	910	52.1	2,751	1,889	45.6
Amortization of identified intangible assets	1,299	246	428.0	2,597	492	427.8
Advertising	2,622	2,237	17.2	5,408	4,093	32.1
Other	16,343	11,023	48.3	29,075	20,291	43.3

Total non-interest expense	$64,989	$40,889	58.9%	$125,013	$78,576	59.1%

The increase in employee compensation and benefits expense for the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004 can be attributed primarily to the expanded operations of the Company’s bank subsidiaries (including the acquisition of LFIN in June 2004, which added approximately 700 employees, 52 branches and $42,188,000 in identified intangible assets).

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased .9% to $82,114,000 at June 30, 2005 from $81,351,000 at December 31, 2004.  The provision for possible loan losses charged to expense increased 4.2% to $2,831,000 for the six months ended June 30, 2005 from $2,717,000 for the same period in 2004.  The increase in the provision for possible loan losses charged to expense can be attributed primarily to the substantial increase in the loan portfolio as part of the LFIN acquisition.  The allowance for possible loan losses was 1.7% of total loans, net of unearned income, at June 30, 2005 and at December 31, 2004.

Investment Securities

Investment securities increased 5.3% to $4,082,451,000 at June 30, 2005, from $3,877,218,000 at December 31, 2004.

Foreign Operations

On June 30, 2005, the Company had $10,273,970,000 of consolidated assets, of which approximately $259,841,000, or 2.5%, was related to loans outstanding to borrowers domiciled in Mexico, compared to $239,622,000, or 2.4%, at December 31, 2004.  Of the $259,841,000, 77.0% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.7% is secured by Mexican real estate; .4% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 4.3% is unsecured; and .6% represents accrued interest receivable on the portfolio.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2005, shareholders’ equity was $780,139,000 compared to $753,090,000 at December 31, 2004, an increase of $27,049,000, or 3.6%.  The change in shareholders’ equity can be attributed to the retention of earnings offset by a decrease in the unrealized gain on available for sale investments.

The Company had a leverage ratio of 6.80% and 6.91%, risk-weighted Tier 1 capital ratio of 11.69% and 10.74% and risk-weighted total capital ratio of 12.94% and 11.99% at June 30, 2005 and December 31, 2004, respectively.  The identified intangibles and goodwill of $331,065,000 as of June 30, 2005, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2005 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2005	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$90,000	$—	$—	$—	$90,000
Time deposits with banks	396	—	—	—	396
Investment securities	23,580	946,201	1,201,144	1,911,526	4,082,451
Loans, net of non-accruals	3,127,182	382,270	602,438	792,752	4,904,642

Total earning assets	$3,241,158	$1,328,471	$1,803,582	$2,704,278	$9,077,489

Cumulative earning assets	$3,241,158	$4,569,629	$6,373,211	$9,077,489

Rate sensitive liabilities

Time deposits	$1,409,995	$1,180,926	$533,663	$1,366	$3,125,950
Other interest bearing deposits	2,188,577	—	—	—	2,188,577
Securities sold under repurchase agreements	390,652	86,917	6,369	300,000	783,938
Other borrowed funds	1,885,116	—	—	77	1,885,193
Junior subordinated deferrable interest debentures	127,809	56,404	—	51,695	235,908

Total interest bearing liabilities	$6,002,149	$1,324,247	$540,032	$353,138	$8,219,566

Cumulative sensitive liabilities	$6,002,149	$7,326,396	$7,866,428	$8,219,566

Repricing gap	$(2,760,991)	$4,224	$1,263,550	$2,351,140	$857,923
Cumulative repricing gap	(2,760,991)	(2,756,767)	(1,493,217)	857,923
Ratio of interest-sensitive assets to liabilities	.54	1.00	3.34	7.66	1.10
Ratio of cumulative, interest- sensitive assets to liabilities	.54	.62	.81	1.10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2005, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity & Capital Resources” located on pages 18 through 21 of the Company’s 2004 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at June 30, 2005 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on December 16, 2004. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2005.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2005, a total of 3,934,393 shares had been repurchased under this program at a cost of $153,020,000, which shares are now reflected as 10,805,090 shares of treasury stock as adjusted for stock dividends.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of August 1, 2005, the Company has approximately $173,994,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended June 30, 2005.

	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1) (2)
April 1 – April 30, 2005	6,556	27.76	—	$29,051,000
May 1 – May 31, 2005	261,458	28.45	250,000	22,002,000
June 1 – June 30, 2005	595	28.00	—	21,985,000
	268,609	$28.43	250,000

(1)         The formal stock repurchase program was initiated in 1999 and has been expanded periodically.  The current program allows for the repurchase of up to $175,000,000 of treasury stock through December 2005 of which $21,985,000 remains.

(2)         The average price paid per share reflects the Company stock dividend paid on May 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 19, 2005 for the consideration of the following items, each of which was approved by the number of votes set forth below:

			Votes	Votes
			For	Withheld

1.

To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Lester Avigael		43,007,985	1,132,594
	Irving Greenblum		43,895,176	245,403
	R. David Guerra		43,066,519	1,074,060
	Daniel B. Hastings, Jr.		43,272,925	867,654
	Richard E. Haynes		43,949,349	191,230
	Imelda Navarro		43,065,891	1,074,688
	Sioma Neiman		41,435,785	2,704,797
	Peggy J. Newman		41,437,331	2,703,248
	Dennis E. Nixon		42,791,335	1,349,244
	Leonardo Salinas		43,881,648	258,931
	A.R. Sanchez, Jr.		41,230,966	2,909,613
		Broker Non-Votes: 575,886

			Votes	Votes
			For	Against

2.	To approve the appointment of KPMG LLP as independent auditors for the 2005 fiscal year		44,408,586	98,651

	Abstentions : 5,718,841	Broker Non-Votes: 575,887

			Votes	Votes
			For	Against

3.	To approve the proposal to Amend Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company.		38,854,675	5,577,323

	Abstentions: 58,434	Broker Non-Votes: 575,888

			Votes	Votes
			For	Against

4.	To approve the amendment of the 2005 International Bancshares Corporation Stock Option plan adopted by the Board of Directors on April 1, 2005		31,091,210	3,176,506

	Abstentions: 173,537	Broker Non-Votes: 10,507,264

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 4, 2005	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 4, 2005	/s/ Imelda Navarro
Imelda Navarro
Treasurer