Form 10-Q
period 2005-09-30
INTERNATIONAL BANCSHARES CORP
filed 2005-11-03
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes ☒    No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).   Yes ☒    No ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐    No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	63,704,232 shares outstanding at
October 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$209,387	$174,770
Federal funds sold	143,000	21,000

Total cash and cash equivalents	352,387	195,770

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,385 on September 30, 2005 and December 31, 2004)	2,385	2,385
Available-for-sale (Amortized cost of $4,245,842 on September 30, 2005 and $3,851,741 on December 31, 2004)	4,225,196	3,874,833

Total investment securities	4,227,581	3,877,218

Loans, net of unearned discounts	4,714,117	4,888,974
Less allowance for possible loan losses	(80,799)	(81,351)

Net loans	4,633,318	4,807,623

Bank premises and equipment, net	339,299	302,230
Accrued interest receivable	46,325	41,140
Other investments	326,173	301,578
Identified intangible assets, net	40,505	44,400
Goodwill, net	289,262	289,262
Other assets	55,190	61,888

Total assets	$10,310,436	$9,921,505

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2005	2004
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$1,298,250	$1,150,999
Savings and interest bearing demand	2,123,076	2,232,102
Time	3,069,301	3,188,003

Total deposits	6,490,627	6,571,104

Securities sold under repurchase agreements	764,550	619,806
Other borrowed funds	1,925,076	1,670,199
Junior subordinated deferrable interest debentures	236,164	235,395
Other liabilities	87,224	71,911

Total liabilities	9,503,641	9,168,415

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 86,024,758 shares on September 30, 2005 and 68,431,225 shares on December 31, 2004	86,025	68,431
Surplus	134,845	130,597
Retained earnings	774,522	705,642
Accumulated other comprehensive income (loss)	(13,423)	15,010
	981,969	919,680

Less cost of shares in treasury, 22,327,658 shares on September 30, 2005 and 17,610,126 shares on December 31, 2004	(175,174)	(166,590)

Total shareholders’ equity	806,795	753,090

Total liabilities and shareholders’ equity	$10,310,436	$9,921,505

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income:
Loans, including fees	$86,304	$72,486	$250,974	$161,508
Time deposits with banks	2	67	5	87
Federal funds sold	1,079	249	2,433	1,151
Investment securities:
Taxable	41,274	27,616	116,965	78,317
Tax-exempt	1,209	1,278	3,646	3,834
Other interest income	100	91	424	364

Total interest income	129,968	101,787	374,447	245,261

Interest expense:
Savings deposits	7,335	4,284	18,970	9,005
Time deposits	18,959	12,463	50,041	31,349
Securities sold under repurchase agreements	7,219	4,989	19,758	14,529
Other borrowings	16,403	4,546	41,836	9,190
Junior subordinated interest deferrable debentures	4,829	3,781	13,547	8,906
Senior notes	—	299	—	384

Total interest expense	54,745	30,362	144,152	73,363

Net interest income	75,223	71,425	230,295	171,898

Provision (credit) for possible loan losses	(196)	2,066	2,635	4,783

Net interest income after provision (credit) for possible loan losses	75,419	69,359	227,660	167,115

Non-interest income:
Service charges on deposit accounts	21,857	21,611	62,761	51,931
Other service charges, commissions and fees
Banking	6,094	5,313	18,372	13,599
Non-banking	3,241	1,797	7,352	4,345
Gain (loss) on investment securities transactions, net	—	383	(181)	8,844
Other investments, net	3,802	4,133	11,665	9,958
Other income	5,889	2,714	20,644	6,678

Total non-interest income	40,883	35,951	120,613	95,355

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income — continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Non-interest expense:
Employee compensation and benefits	$28,518	$23,562	$84,288	$57,126
Occupancy	6,269	5,000	17,655	11,899
Depreciation of bank premises and equipment	6,657	5,184	18,464	13,650
Professional fees	2,869	2,000	9,088	4,882
Stationery and supplies	1,297	1,534	4,048	3,423
Amortization of identified intangible assets	1,298	1,595	3,895	2,087
Advertising	2,996	2,796	8,404	6,889
Other	14,716	15,242	43,791	35,533

Total non-interest expense	64,620	56,913	189,633	135,489

Income before income taxes	51,682	48,397	158,640	126,981

Provision for income taxes	16,214	15,226	52,140	41,062

Net income	$35,468	$33,171	$106,500	$85,919

Basic earnings per common share:

Weighted average number of shares outstanding:	63,689,160	63,402,184	63,689,914	61,678,187

Net income	$.56	$.52	$1.67	$1.39

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	64,419,413	64,538,370	64,502,333	62,971,003

Net income	$.55	$.51	$1.65	$1.36

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$35,468	$33,171	$106,500	$85,919

Other comprehensive gain (loss), net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for gains and losses included in net income	(8,166)	32,296	(28,433)	(2,929)

Comprehensive income	$27,302	$65,467	$78,067	$82,990

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:

Net income	$106,500	$85,919

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,635	4,783
Depreciation of bank premises and equipment	18,464	13,650
Gain on sale of bank premises and equipment	(158)	(94)
Depreciation and amortization of leased assets	1,425	1,265
Accretion of investment securities discounts	(461)	(996)
Amortization of investment securities premiums	19,307	22,383
Investment securities transactions, net	181	(8,844)
Accretion of junior subordinated debenture discounts	769	769
Amortization of identified intangible assets	3,895	2,087
Earnings from affiliates and other investments	(8,733)	(9,529)
Deferred tax expense	5,341	5,202
(Increase) decrease in accrued interest receivable	(5,185)	376
Net decrease in other assets	5,270	20,531
Net increase (decrease) in other liabilities	25,280	(17,246)

Net cash provided by operating activities	174,530	120,256

Investing activities:

Proceeds from maturities of securities	4,366	28,346
Proceeds from sales of available for sale securities	189,187	877,658
Purchases of available for sale securities	(1,273,486)	(1,308,676)
Principal collected on mortgage-backed securities	666,805	598,930
Proceeds from matured time deposits with banks	—	87,400
Purchases of time deposits with banks	—	(296)
Net decrease (increase) in loans	171,670	(68,792)
Purchases of other investments	(24,870)	(703)
Distributions from other investments	9,008	62,617
Purchases of bank premises and equipment	(55,879)	(34,990)
Proceeds from sale of bank premises and equipment	504	173
Cash paid in purchase transaction	—	(276,555)
Cash acquired in purchase transaction	—	66,009

Net cash (used in) provided by investing activities	(312,695)	31,121

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2005	2004

Financing activities:

Net increase in non-interest bearing demand deposits	$147,251	$81,201
Net (decrease) increase in savings and interest bearing demand deposits	(109,026)	24,594
Net (decrease) increase in time deposits	(118,702)	22,099
Net increase in securities sold under repurchase agreements	144,744	38,193
Proceeds from issuance of other borrowed funds	3,105,000	1,150,000
Principal payments on other borrowed funds	(2,850,123)	(1,304,452)
Principal payments on senior notes	—	(21,295)
Purchase of treasury stock	(8,584)	(682)
Proceeds from stock transactions	4,670	5,388
Payment of cash dividends	(20,423)	(19,419)
Payment of cash dividends in lieu of fractional shares	(25)	(38)

Net cash provided by (used in) financing activities	294,782	(24,411)

Increase in cash and cash equivalents	156,617	126,966

Cash and cash equivalents at beginning of period	195,770	215,729

Cash and cash equivalents at end of period	$352,387	$342,695

Supplemental cash flow information:
Interest paid	$136,742	$63,756
Income taxes paid	39,017	27,578

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

                All per share data presented has been restated to reflect the stock splits effected through stock dividends, see Note 8.

Note 2 — Loans

A summary of net loans, by loan type at September 30, 2005 and December 31, 2004 is as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Commercial, financial and agricultural	$2,485,271	$2,710,270
Real estate-mortgage	835,578	960,599
Real estate — construction	905,895	749,689
Consumer	220,203	229,302
Foreign	267,382	239,622

Total loans	4,714,329	4,889,482

Unearned discount	(212)	(508)

Loans, net of unearned discount	$4,714,117	$4,888,974

Note 3 — Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment (Revised 2004).” SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the consolidated statement of income based on their fair values on the date of the grant.  The Company will be required to adopt the provisions of SFAS No. 123R on January 1, 2006.

At September 30, 2005, the Company had one stock-based employee compensation plan under which options are outstanding and certain options granted outside the plan.  An additional stock-based employee compensation plan has been adopted by the Company, but no options have been granted under such plan.  The Company accounts for options under the recognition and measurement principles of APB 25, and related interpretations.  No stock-based employee cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table, as prescribed by SFAS No. 148, illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands, except per share data)

Net income, as reported	$35,468	$33,171	$106,500	$85,919

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(68)	(109)	(247)	(395)

Pro forma net income	$35,400	$33,062	$106,253	$85,524

Earnings per share:
Basic earnings
As reported	$.56	$.52	$1.67	$1.39
Pro forma	.56	.52	1.67	1.39

Diluted earnings
As reported	$.55	$.51	$1.65	$1.36
Pro forma	.55	.51	1.65	1.36

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

                A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)

U.S. Treasury and federal agencies
Available for sale	$4,104,838	$3,752,501
States and political subdivisions
Available for sale	102,745	104,317
Other
Held to maturity	2,385	2,385
Available for sale	17,613	18,015

Total investment securities	$4,227,581	$3,877,218

Note 5 — Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30,	September 30,
	2005	2004
	(Dollars in Thousands)

Balance at December 31,	$81,351	$48,646

Losses charged to allowance	(5,062)	(3,513)
Recoveries credited to allowance	1,875	1,654
Net losses charged to allowance	(3,187)	(1,859)

Provision charged to operations	2,635	4,783

Net allowance acquired in purchase transaction	—	33,865

Balance at September 30,	$80,799	$85,435

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

The following table details key information regarding the Company’s impaired loans:

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$24,705	$37,037
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$24,705	$37,037

Allowance allocated to impaired loans	$15,696	$15,666

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off. The average recorded investment in impaired loans was $30,469,000 and $34,226,000 for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively. The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be un-collectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis. It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2005 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 6 — Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2005, other borrowed funds totaled $1,925,076,000, an increase of 15.3% from $1,670,199,000 at December 31, 2004.  The increase in other borrowed funds can be attributed to the additional funding requirements of the combined Company.

Note 7 — Junior Subordinated Deferrable Interest Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $62,115,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of September 30, 2005, the principal amount of debentures outstanding totaled $236,164,000.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  The Company believes that substantially all of the $236,164,000 will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2005:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,209	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,730	Semi-Annually	7.67%	LIBOR + 3.75	July 2031	July 2006
Trust III	$33,985	Semi-Annually	7.37%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,523	Semi-Annually	7.11%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,409	Quarterly	7.25%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,474	Quarterly	7.24%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	6.94%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,409	Quarterly	6.65%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	7.55%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	7.24%	LIBOR + 3.45	November 2032	November 2007
	$236,164

Note 8 — Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 2, 2005 and May 3, 2004 and were paid on May 31, 2005 and May 28, 2004, respectively.  Cash dividends of $.32 per share, adjusted for stock dividends, were paid on April 29, 2005 to all holders of record on April 15, 2005.  Cash dividends of $.32 per share, were paid on November 1, 2005 to all holders of record on October 14, 2005.

The Company expanded its formal stock repurchase program on December 16, 2004.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2005.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2005, a total of 3,974,327 shares had been repurchased under this program at a cost of $154,231,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future.  As of October 31, 2005, the Company has approximately $175,204,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

On May 16, 2005, the Corporation’s shareholders adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan became effective on April 1, 2005, the date it was approved and adopted by the Corporation’s Board of Directors, upon such shareholder approval.  The Plan replaces the 1996 International Bancshares Corporation Stock Option Plan (the “1996 Plan”), which will be terminated for purposes of granting further options.  The 2005 Plan provides for the grant of incentive stock options and non-statutory stock options.  The Stock Option Plan committee of the Board of Directors administers the 2005 Plan and determines the terms and conditions under which the options of common stock of the Corporation may be awarded.  The aggregate number of shares of common stock of the Corporation that may be issued pursuant to the 2005 Plan is 380,000 shares, subject to adjustment as provided in the 2005 Plan.  Further, the maximum number of shares of common stock covered by options which may be granted to any one person in any fiscal year is 75,000, also subject to adjustment as provided in the 2005 Plan.  Neither the 380,000 aggregate shares limitation nor the 75,000 individual annual limitation described above reflects the adjustment for the May 2, 2005 stock dividend.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at September 30, 2005 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Note 10 — Capital Ratios

The Company had a leverage ratio of 7.14% and 6.91%, risk-weighted Tier 1 capital ratio of 12.60% and 10.74% and risk-weighted total capital ratio of 13.86% and 11.99% at September 30, 2005 and December 31, 2004, respectively.  The net identified intangibles and goodwill of $329,767,000 as of September 30, 2005, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 195 facilities and more than 300 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is the one of the largest independent commercial bank holding companies headquartered in

Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products and services offered to commercial, consumer and international customers.

The Company is very active in facilitating trade along the United States border with Mexico.  The Company does a large amount of business with customers domiciled in Mexico.  Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company’s bank subsidiaries.  The Company also serves the growing Hispanic population through the Company’s facilities located throughout South, Central and Southeast Texas and the State of Oklahoma.

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  The Company’s efficiency ratio has been under 55% for each of the last five years, which the Company believes is better than average compared to its national peer group.  One of the benefits derived from such operating efficiencies is that the Company is not subject to undue pressure to generate interest income from high-risk loans.

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2005	December 31, 2004	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,310,436	$9,921,505	3.9%
Net loans	4,633,318	4,807,623	(3.6)
Deposits	6,490,627	6,571,104	(1.2)
Other borrowed funds	1,925,076	1,670,199	15.3
Junior subordinated deferrable interest debentures	236,164	235,395.3
Shareholders’ equity	806,795	753,090	7.1

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(Dollars in Thousands)			(Dollars in Thousands)

	2005	2004		2005	2004
Interest income	$129,968	$101,787	27.7%	$374,447	$245,261	52.7%
Interest expense	54,745	30,362	80.3	144,152	73,363	96.5
Net interest income	75,223	71,425	5.3	230,295	171,898	34.0
Provision for possible loan losses	(196)	2,066	(109.5)	2,635	4,783	(44.9)
Non-interest income	40,883	35,951	13.7	120,613	95,355	26.5
Non-interest expense	64,620	56,913	13.5	189,633	135,489	40.0
Net income	35,468	33,171	6.9	106,500	85,919	24.0

Per common share:
Basic	$.56	$.52	7.7%	$1.67	$1.39	20.1%
Diluted	.55	.51	7.8	1.65	1.36	21.3

Net Income

Net income increased by 6.9% for the three months ended September 30, 2005 and 24.0% for the nine months ended September 30, 2005 from the same periods in 2004.   Net income was positively impacted by the acquisition of Local Financial Corporation (“LFIN”) in June 2004.  Net income was also positively impacted by $5,613,000, net of tax, of distributions from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley received in the first and second quarter 2005.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Net Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)

	2005	2004		2005	2004
Interest income:
Loans, including fees	$86,304	$72,486	19.1%	$250,974	$161,508	55.4%
Time deposits with banks	2	67	(97.0)	5	87	(94.3)
Federal funds sold	1,079	249	333.3	2,433	1,151	111.4
Investment securities:
Taxable	41,274	27,616	49.5	116,965	78,317	49.3
Tax-exempt	1,209	1,278	(5.4)	3,646%	3,834	(4.9)
Other interest income	100	91	9.9	424	364	16.5

Total interest income	129,968	101,787	27.7	374,447	245,261	52.7

Interest expense:
Savings deposits	7,335	4,284	71.2	18,970	9,005	110.7
Time deposits	18,959	12,463	52.1	50,041	31,349	59.6
Securities sold under repurchase agreements	7,219	4,989	44.7	19,758	14,529	36.0
Other borrowings	16,403	4,546	260.8	41,836	9,190	355.2
Junior subordinated interest deferrable debentures	4,829	3,781	27.7	13,547	8,906	52.1
Senior notes	—	299	(100.0)	—	384	(100.0)

Total interest expense	54,745	30,362	80.3	144,152	73,363	96.5

Net interest income	$75,223	$71,425	5.3%	$230,295	$171,898	34.0%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  Net interest income was positively impacted by the acquisition of LFIN, as well as stable portfolio levels and increasing market rates on interest bearing asset and interest bearing liabilities.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 20 for the September 30, 2005 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)

	2005	2004		2005	2004

Service charges on deposit accounts	$21,857	$21,611	1.1%	$62,761	$51,931	20.9%
Other service charges, commissions and fees
Banking	6,094	5,313	14.7	18,372	13,599	35.1
Non-banking	3,241	1,797	80.4	7,352	4,345	69.2
Investment securities transactions, net	—	383	(100.0)	(181)	8,844	(102.0)
Other investments, net	3,802	4,133	(8.0)	11,665	9,958	17.1
Other income	5,889	2,714	117.0	20,644	6,678	209.1

Total non-interest income	$40,883	$35,951	13.7%	$120,613	$95,355	26.5%

The increase in non-banking service charges, commissions and fees can be attributed to the acquisition of LFIN.  The Company recorded investment securities losses of $181,000 for the nine months ended September 30, 2005 compared to gains of $8,844,000 for the same period of 2004.  The increase in other income can be attributed primarily to a gain of $8,636,000 from a distribution resulting from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley, of which $7,363,000 was received in the first quarter 2005 and $1,273,000 was received in the second quarter.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Non-Interest Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)

	2005	2004		2005	2004

Employee compensation and benefits	$28,518	$23,562	21.0%	$84,288	$57,126	47.5%
Occupancy	6,269	5,000	25.4	17,655	11,899	48.4
Depreciation of bank premises and equipment	6,657	5,184	28.4	18,464	13,650	35.3
Professional fees	2,869	2,000	43.5	9,088	4,882	86.2
Stationery and supplies	1,297	1,534	(15.4)	4,048	3,423	18.3
Amortization of identified intangible assets	1,298	1,595	(18.6)	3,895	2,087	86.6
Advertising	2,996	2,796	7.2	8,404	6,889	22.0
Other	14,716	15,242	(3.5)	43,791	35,533	23.2

Total non-interest expense	$64,620	$56,913	13.5%	$189,633	$135,489	40.0%

The increase in employee compensation and benefits expense for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 can be attributed primarily to the expanded operations of the Company’s bank subsidiaries (including the acquisition of LFIN in June 2004, which added approximately 700 employees, 52 branches and $42,188,000 in identified intangible assets).

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses decreased .7% to $80,799,000 at September 30, 2005 from $81,351,000 at December 31, 2004. The provision for possible loan losses charged to expense decreased 44.9% to $2,635,000 for the nine months ended September 30, 2005 from $4,783,000 for the same period in 2004. The decrease in allowance for possible loan losses can be attributed to the decrease in the loan portfolio. The allowance for possible loan losses was 1.7% of total loans, net of unearned income, at September 30, 2005 and at December 31, 2004, respectively.

Investment Securities

Investment securities increased 9.0% to $4,227,581,000 at September 30, 2005, from $3,877,218,000 at December 31, 2004.

Foreign Operations

On September 30, 2005, the Company had $10,310,436,000 of consolidated assets, of which approximately $267,382,000, or 2.6%, was related to loans outstanding to borrowers domiciled in foreign countries compared to $239,622,000, or 2.4%, at December 31, 2004.  Of the $267,382,000, 79.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.5% is secured by Mexican real estate; .4% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 1.7% is unsecured; and .6% represents accrued interest receivable on the portfolio.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2005, shareholders’ equity was $806,795,000 compared to $753,090,000 at December 31, 2004, an increase of $53,705,000, or 7.1%.  The change in shareholders’ equity can be attributed to the retention of earnings offset by a decrease in the unrealized gain on available for sale investments.

The Company had a leverage ratio of 7.14% and 6.91%, risk-weighted Tier 1 capital ratio of 12.60% and 10.74% and risk-weighted total capital ratio of 13.86% and 11.99% at September 30, 2005 and December 31, 2004, respectively.  The identified intangibles and goodwill of $329,767,000 as of September 30, 2005, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2005 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2005	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$143,000	$—	$—	$—	$143,000
Time deposits with banks	396	—	—	—	396
Investment securities	136,449	1,140,900	1,127,690	1,822,542	4,227,581
Loans, net of non-accruals	3,081,536	390,234	574,898	647,628	4,694,296

Total earning assets	$3,361,381	$1,531,134	$1,702,588	$2,470,170	$9,065,273

Cumulative earning assets	$3,361,381	$4,892,515	$6,595,103	$9,065,273

Rate sensitive liabilities

Time deposits	$1,347,527	$1,223,987	$496,502	$1,285	$3,069,301
Other interest bearing deposits	2,123,076	—	—	—	2,123,076
Securities sold under repurchase agreements	232,841	227,154	4,555	300,000	764,550
Other borrowed funds	1,925,000	—	—	76	1,925,076
Junior subordinated deferrable interest debentures	148,420	36,040	—	51,704	236,164

Total interest bearing liabilities	$5,776,864	$1,487,181	$501,057	$353,065	$8,118,167

Cumulative sensitive liabilities	$5,776,864	$7,264,045	$7,765,102	$8,118,167

Repricing gap	$(2,415,483)	$43,953	$1,201,531	$2,117,105	$947,106
Cumulative repricing gap	(2,415,483)	(2,371,530)	(1,169,999)	947,106
Ratio of interest-sensitive assets to liabilities	.58	1.03	3.40	7.00	1.12
Ratio of cumulative, interest-sensitive assets to liabilities	.58	.67	.85	1.12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2005, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity & Capital Resources” located on pages 18 through 21 of the Company’s 2004 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

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

No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, all or a portion of the $12 million in tax benefits previously recognized by the Company in connection with the Partnerships’ lease-financing transactions would be in question and penalties and interest could be assessed by the IRS.  The Company has accrued approximately $12 million at September 30, 2005 in connection with the lawsuits.  Management intends to continue to evaluate the merits of each matter and make appropriate revisions to the accrued amount as deemed necessary.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on December 16, 2004. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $175,000,000 of its common stock through December 2005. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of October 31, 2005, a total of 3,974,327 shares had been repurchased under this program at a cost of $154,231,000, which shares are now reflected as 10,845,024 shares of treasury stock as adjusted for stock dividends. Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $195,973,000. In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $195,973,000 cap will occur in the future. As of October 31, 2005, the Company has approximately $175,204,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended September 30, 2005.

	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1) (2)
July 1 — July 31, 2005	195	29.23	—	$21,979,000
August 1 — August 31, 2005	39,104	30.19	39,103	20,798,000
September 1 — September 30, 2005	—	—	—	20,798,000
	39,299	$30.19	39,103

(1)          The formal stock repurchase program was initiated in 1999 and has been expanded periodically.  The current program allows for the repurchase of up to $175,000,000 of treasury stock through December 2005 of which $20,798,000 remains.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 3, 2005	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 3, 2005	/s/ Imelda Navarro
Imelda Navarro
Treasurer