Form 10-Q
period 2006-03-31
INTERNATIONAL BANCSHARES CORP
filed 2006-05-10
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	63,138,882 shares outstanding at
May 1, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31, 2006	December 31, 2005
Assets

Cash and due from banks	$222,056	$216,118
Federal funds sold	125,000	242,000

Total cash and cash equivalents	347,056	458,118

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,375 on March 31, 2006 and December 31, 2005)	2,375	2,375
Available-for-sale (Amortized cost of $4,506,442 on March 31, 2006 and $4,331,517 on December 31, 2005)	4,440,393	4,266,952

Total investment securities	4,442,768	4,269,327

Loans, net of unearned discounts	4,647,153	4,625,692
Less allowance for possible loan losses	(73,095)	(77,796)

Net loans	4,574,058	4,547,896

Bank premises and equipment, net	363,363	351,986
Accrued interest receivable	49,271	48,647
Other investments	331,387	332,675
Identified intangible assets, net	38,007	39,224
Goodwill, net	289,262	289,262
Other assets	46,634	54,322

Total assets	$10,482,202	$10,391,853

	March 31, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,393,203	$1,339,380
Savings and interest bearing demand	2,144,775	2,156,234
Time	3,240,376	3,160,812

Total deposits	6,778,354	6,656,426

Securities sold under repurchase agreements	762,966	760,762
Other borrowed funds	1,815,074	1,870,075
Junior subordinated deferrable interest debentures	236,538	236,391
Other liabilities	87,038	75,332

Total liabilities	9,679,970	9,598,986

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 86,124,719 shares on March 31, 2006 and 86,059,121 shares on December 31, 2005	86,125	86,059
Surplus	136,496	135,619
Retained earnings	812,391	788,416
Accumulated other comprehensive loss	(42,931)	(41,968)
	992,081	968,126

Less cost of shares in treasury, 22,851,952 shares on March 31, 2006 and 22,330,354 shares on December 31, 2005	(189,849)	(175,259)

Total shareholders’ equity	802,232	792,867

Total liabilities and shareholders’ equity	$10,482,202	$10,391,853

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Interest income:
Loans, including fees	$90,402	$79,825
Federal funds sold	1,376	567
Investment securities:
Taxable	49,256	36,513
Tax-exempt	1,172	1,217
Other interest income	111	197

Total interest income	142,317	118,319

Interest expense:
Savings deposits	8,904	5,474
Time deposits	26,199	14,480
Federal funds purchased and securities sold under repurchase agreements	7,872	5,448
Other borrowings	20,005	11,604
Junior subordinated deferrable interest debentures	5,024	4,200

Total interest expense	68,004	41,206

Net interest income	74,313	77,113

Provision for possible loan losses	597	2,610

Net interest income after provision for possible loan losses	73,716	74,503

Non-interest income:
Service charges on deposit accounts	20,998	20,045
Other service charges, commissions and fees
Banking	6,928	6,045
Non-banking	3,989	1,632
Investment securities transactions, net	—	(26)
Other investments, net	4,573	4,417
Other income	4,130	10,310

Total non-interest income	40,618	42,423

	Three Months Ended March 31,
	2006	2005

Non-interest expense:
Employee compensation and benefits	$29,472	$27,475
Occupancy	6,242	5,448
Depreciation of bank premises and equipment	6,744	5,710
Professional fees	2,931	3,208
Stationery and supplies	1,558	1,367
Amortization of identified intangible assets	1,217	1,298
Advertising	2,956	2,786
Other	27,737	12,732

Total non-interest expense	78,857	60,024

Income before income taxes	35,477	56,902

Provision for income taxes	11,502	19,242

Net income	$23,975	$37,660

Basic earnings per common share:

Weighted average number of shares outstanding:	63,492,138	63,603,714

Net income	$.38	$.59

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	64,170,136	64,574,730

Net income	$.37	$.58

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005

Net income	$23,975	$37,660

Other comprehensive loss, net of tax

Unrealized holding losses on securities arising during period, net of reclassification adjustment for losses included in net income	(963)	(32,235)

Comprehensive income	$23,012	$5,425

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:

Net income	$23,975	$37,660

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan premiums	372	348
Provision for possible loan losses	597	2,610
Amortization of time deposit discounts	—	(1,800)
Depreciation of bank premises and equipment	6,744	5,710
Loss (gain) on sale of bank premises and equipment	13	(73)
Depreciation and amortization of leased assets	542	422
Accretion of investment securities discounts	(113)	(176)
Amortization of investment securities premiums	987	7,474
Investment securities transactions, net	—	26
Accretion of junior subordinated debenture discounts	147	256
Amortization of identified intangible assets	1,217	1,298
Earnings from affiliates and other investments	(3,339)	(3,374)
Stock compensation expense	234	—
Deferred tax (benefit) expense	(6,686)	568
Increase in accrued interest receivable	(624)	(2,733)
Net decrease in other assets	7,147	3,885
Net increase in other liabilities	18,911	15,396

Net cash provided by operating activities	50,124	67,497

Investing activities:

Proceeds from maturities of securities	1,810	500
Proceeds from sales of available-for-sale securities	—	75,960
Purchases of available for sale securities	(363,561)	(474,819)
Principal collected on mortgage-backed securities	185,953	163,977
Net increase in loans	(27,131)	(76,379)
Distributions (purchases) of other investments	4,627	(19,010)
Purchases of bank premises and equipment	(18,393)	(13,052)
Proceeds from sale of bank premises and equipment	259	407

Net cash used in investing activities	(216,436)	(342,416)

	Three Months Ended March 31,
	2006	2005

Financing activities:

Net increase in non-interest bearing demand deposits	$53,823	$81,383
Net decrease in savings and interest bearing demand deposits	(11,459)	(1,925)
Net increase (decrease) in time deposits	79,564	(50,152)
Net increase in securities sold under repurchase agreements	2,204	186,208
Proceeds from issuance of other borrowed funds	1,012,000	1,145,000
Principal payments on other borrowed funds	(1,067,001)	(1,005,003)
Purchase of treasury stock	(14,590)	(104)
Proceeds from stock transactions	709	1,548

Net provided by financing activities	55,250	356,955

(Decrease) increase in cash and cash equivalents	(111,062)	82,036

Cash and cash equivalents at beginning of period	458,118	195,770

Cash and cash equivalents at end of period	$347,056	$277,806

Supplemental cash flow information:
Interest paid	$68,940	$39,353
Income taxes paid	—	4,443

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation, as well as the GulfStar Group in which the Company owns a controlling interest. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10K. The consolidated statement of condition at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to make prior periods comparable.

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

All per share data presented has been restated to reflect the stock splits effected through stock dividends, Note 8.

Note 2 – Loans

A summary of net loans, by loan type at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Commercial, financial and agricultural	$2,317,123	$2,376,276
Real estate-mortgage	843,513	847,512
Real estate – construction	992,717	901,518
Consumer	201,182	218,607
Foreign	292,739	281,947

Total loans	4,647,274	4,625,860

Unearned discount	(121)	(168)

Loans, net of unearned discount	$4,647,153	$4,625,692

Note 3 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”). The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”). Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. Through March 31, 2006, 110,950 shares were available for future grants under the 2005 Plan.

Through March 31, 2006, the Company has granted non-qualified stock options exercisable for a total of 167,847 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group. The grants were not made under either the 1996 Plan or the 2005 Plan. The options are exercisable for a period of seven years and vest in equal increments over a period of five years. All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on the date of grant.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS No. 123R”), “Share-Based Payment, (Revised 2004).”  SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

The Company chose the modified-prospective transition alternative in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate the expected dividend yield and employee termination rates within the valuation model. The expected term of options is derived from the “simplified” method as prescribed by SEC Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the options granted in 2005 were estimated using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table. Through March 31, 2006, no new options were granted.

	Three Months Ended March 31,
	2006	2005

Expected term (in years)	—	5.5
Expected stock price volatility	—	25%
Expected dividend yield	—	2.5%
Forfeiture rate	—	10%
Risk free interest rate	—	3.72%

A summary of option activity under the stock option plans for the three months ended March 31, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2005	1,626,155	$16.55
Plus: Options granted	—	—
Less:
Options exercised	65,598	10.81
Options expired	—	—
Options forfeited	10,860	28.63
Options outstanding at March 31, 2006	1,549,697	$16.71	3.42	$18,967,000

Options fully vested and exercisable at March 31, 2006	1,017,706	$11.84	1.76	$17,239,000

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2006 was approximately $234,000. As of March 31, 2006 there was approximately $2,284,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 2.6 years.

A summary of the status of the Company’s non-vested options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Non-vested Options	Options	Weighted average grant- date fair value ($)

Non-vested options at December 31, 2005	546,942	$7.52
Granted	—	—
Vested	4,091	8.84
Forfeited	10,860	7.40
Non-vested options at March 31, 2006	531,991	$7.52

Other information pertaining to option activity during the three month period ending March 31, 2006 and March 31, 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005

Weighted average grant date fair value of stock options granted	—	$8.76
Total fair value of stock options vested	$36,174	$28,280
Total intrinsic value of stock options exercised	$1,202,000	$2,317,000

Awards granted prior to the Company’s adoption of SFAS No. 123R were accounted for under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income in the accompanying unaudited consolidated statements of income for the three months ended March 31, 2005 because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

Pro forma net income and net income per share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the period presented prior to the Company’s adoption of SFAS 123R is as follows:

Three Months Ended 2005
(Dollars in Thousands, except per share data)

Net income, as reported	$37,660

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(70)

Pro forma net income	$37,590

Earnings per share:
Basic earnings
As reported	$.59
Pro forma	.59

Diluted earnings
As reported	$.58
Pro forma	.58

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

A summary of the investment securities held for investment and securities available-for-sale as reflected on the books of the Company is as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,298	$1,298
Mortgage-backed securities
Available-for-sale	4,323,948	4,148,844
States and political subdivisions
Available-for-sale	97,766	99,557
Other
Held-to-maturity	2,375	2,375
Available-for-sale	17,381	17,253

Total investment securities	$4,442,768	$4,269,327

Note 5 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	March 31, 2006	March 31, 2005
	(Dollars in Thousands)

Balance at December 31,	$77,796	$84,905

Losses charged to allowance	(5,631)	(1,231)
Recoveries credited to allowance	333	565
Net losses charged to allowance	(5,298)	(666)

Provisions charged to operations	597	2,610

Balance at March 31,	$73,095	$86,849

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

The following table details key information regarding the Company’s impaired loans:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$32,084	$34,796
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$32,084	$34,796

Allowance allocated to impaired loans	$16,615	$20,014

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off. The average recorded investment in impaired loans was $29,477,000 and $29,909,000 for March 31, 2006 and December 31, 2005, respectively. The interest recognized on impaired loans was not significant. The increases in losses charged to allowance can be attributed to a charge of $5,000,000 related to a loan acquired from the purchase of Local Financial Corporation (“LFIN”).

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be un-collectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis. It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2006 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 6 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding. These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio. At March 31, 2006, other borrowed funds totaled $1,815,074,000, a decrease of 2.9% from $1,870,075,000 at December 31, 2005.

Note 7 – Junior Subordinated Deferrable Interest Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. As part of the LFIN acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities. The eight statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate. The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $62,115,000. The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures. As of March 31, 2006, the principal amount of debentures outstanding totaled $236,538,000.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit. The Company believes that substantially all of the $236,538,000 will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2006:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,226	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,774	Semi-Annually	7.67%	LIBOR + 3.75	July 2031	July 2006
Trust III	$34,021	Semi-Annually	8.42%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,602	Semi-Annually	8.15%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,469	Quarterly	7.80%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,549	Quarterly	7.79%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	7.50%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,472	Quarterly	7.20%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	7.55%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	7.79%	LIBOR + 3.45	November 2032	November 2007
	$236,538

Note 8 – Common Stock and Cash Dividends

All per share data presented has been restated to reflect the stock splits effected through stock dividends, which became effective May 2, 2005 and were paid on May 28, 2005. Cash dividends of $.35 per share were paid on May 1, 2006 to all holders of record on April 17, 2006.

The Company expanded its formal stock repurchase program on March 9, 2006. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $200,000,000 of its common stock through December 2006. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of May 1, 2006, a total of 4,644,272 shares had been repurchased under this program at a cost of $173,029,000. Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $220,973,000. In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $220,973,000 cap will occur in the future. As of May 1, 2006, the Company has approximately $194,002,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

In order to curtail the accrual of additional interest related to the disputed tax benefits and because interest rates were unfavorable, on March 7, 2003, the Company submitted to the IRS a total of approximately $13.7 million which constitutes the interest that would have accrued based on the adjustments proposed in the FPAAs related to both of the lease-financing transactions. If it is determined that the amount of interest due, if any, related to the lease-financing transactions is less than the approximate $13.7 million, the remaining amount of the prepaid interest would be refunded to the Company, plus interest thereon.

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas. On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits. Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, as of March 31, 2006, has expensed an additional $13,700,000, approximately. The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs. Management intends to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, the Company acquired two tax matters. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency, which is also approximately $7,000,000, relates to permanent differences applicable to prior periods taken as deductions in 2002 and received by LFIN during 2003. LFIN had recorded a reserve equal to the amounts received pending final resolution with the IRS. Both reserves are included in the current income taxes payable of the Company. The Company will continue to monitor the IRS reviews.

Note 10 – Capital Ratios

The Company had a leverage ratio of 7.28% and 7.26%, risk-weighted Tier 1 capital ratio of 13.01% and 12.97% and risk-weighted total capital ratio of 14.24% and 14.22% at March 31, 2006 and December 31, 2005, respectively. The identified intangibles and goodwill of $327,269,000 as of March 31, 2006, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company. The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 200 facilities and more than 330 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma. The Company is the one of the largest independent commercial bank holding companys headquartered in Texas. The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return. The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer. The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability. As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income. Except for the current quarter, the Company’s efficiency ratio has been under 55% for each of the last five years, which the Company’s review indicates is better than average compared to its national peer group. The Company’s efficiency ratio has increased over the last few years because of the Company’s aggressive branch expansion which have added 34 branches in 2005 and 2006. The efficiency ratio for the first quarter of 2006 was negatively affected by the $8.9 million, net of tax, expense recognized as part of the tax litigation. During rapid expansion periods, the Company’s efficiency ratio will suffer but the long term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2006	December 31, 2005	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,482,202	$10,391,853.9%
Net loans	4,574,058	4,547,896.6
Deposits	6,778,354	6,656,426	1.8
Other borrowed funds	1,815,074	1,870,075	(2.9)
Junior subordinated deferrable interest debentures	236,538	236,391.1
Shareholders’ equity	802,232	792,867	1.2

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Percent Increase (Decrease)
	(in Thousands)

Interest income	$142,317	$118,319	20.3%
Interest expense	68,004	41,206	65.0
Net interest income	74,313	77,113	(3.6)
Provision for possible loan losses	597	2,610	(77.1)
Non-interest income	40,618	42,423	(4.3)
Non-interest expense	78,857	60,024	31.4
Net income	23,975	37,660	(36.3)

Per common share:
Basic	$.38	$.59	(35.6)%
Diluted	.37	.58	(36.2)

Net Income

Net income for the first quarter of 2006 declined by 36.3% as compared to the first quarter of 2005. Net income for the first quarter 2006 was negatively impacted by a $8,866,000, net of tax, charge to operations as a result of the loss of a IRS tax lawsuit that was litigated during the third quarter of 2005 in the Federal District Court in San Antonio, Texas and that relates to certain leasing transactions previously discussed in Footnote 17 of the Notes to Consolidated Financial Statements set forth in the Company’s 2005 Annual Report. Because of the trial court judgment, uncertainty of the outcome at the appellate level and the similarity between the litigated lawsuit and one that is pending, the Company took the $8,866,000 million charge, net of tax. Net income for the first quarter 2005 was positively impacted by a $4,786,000 million distribution, net of tax, from the January, 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley. The Company, as a member of the PULSE EFT Association, received the distribution based in part upon its volume of transactions through the PULSE network.

Net Interest Income

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$90,402	$79,825	13.3%
Federal funds sold	1,376	567	142.7
Investment securities:
Taxable	49,256	36,513	34.9
Tax-exempt	1,172	1,217	(3.7)
Other interest income	111	197	(43.7)

Total interest income	142,317	118,319	20.3

Interest expense:
Savings deposits	8,904	5,474	62.7
Time deposits	26,199	14,480	80.9
Securities sold under repurchase agreements	7,872	5,448	44.5
Other borrowings	20,005	11,604	72.4
Junior subordinated interest deferrable debentures	5,024	4,200	19.6

Total interest expense	68,004	41,206	65.0

Net interest income	$74,313	$77,113	(3.6)

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

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 24 for the March 31, 2006 gap analysis). Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$20,998	$20,045	4.8%
Other service charges, commissions and fees
Banking	6,928	6,045	14.6
Non-banking	3,989	1,632	144.4
Investment securities transactions, net	—	(26)	(100.0)
Other investments, net	4,573	4,417	3.5
Other income	4,130	10,310	(59.9)

Total non-interest income	$40,618	$42,423	(4.3)

The increase in non-banking service charges, commissions and fees in the first quarter 2006 can be attributed to additional income recognized by the Company’s investment services unit. Other income for the first quarter of 2005 reflects a gain of $7,363,000 from a distribution resulting from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley. Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Non-Interest Expense

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$29,472	$27,475	7.3%
Occupancy	6,242	5,448	14.6
Depreciation of bank premises and equipment	6,744	5,710	18.1
Professional fees	2,931	3,208	(8.6)
Stationery and supplies	1,558	1,367	14.0
Amortization of identified intangible assets	1,217	1,298	(6.2)
Advertising	2,956	2,786	6.1
Other	27,737	12,732	117.9

Total non-interest expense	$78,857	$60,024	31.4

The increase in other expense for the first quarter of 2006 can be attributed to $13,640,000 paid to the IRS in connection with the tax lawsuits (See Note 9 to the consolidated financial statements). Non-interest expense was also negatively affected by the aggressive de novo branching activity that has added 34 new branches in 2005 and 2006 and because of a flattened yield curve.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses decreased 6.0% to $73,096,000 at March 31, 2006 from $77,796,000 at December 31, 2005. The provision for possible loan losses charged to expense decreased 77.1% to $597,000 for the quarter ended March 31, 2006 from $2,610,000 for the same quarter in 2005. The decrease in the provision for possible loan losses charged to expense can be attributed to the lack of substantial growth in the loan portfolio. The allowance for possible loan losses was 1.6% of total loans, net of unearned income, at March 31, 2006 and 1.7% at December 31, 2005.

Investment Securities

Investment securities increased 4.1% to $4,442,768,000 at March 31, 2006, from $4,269,327,000 at December 31, 2005.

Loans

Loans, net of unearned discounts increased .5% to $4,647,153 at March 31, 2006, from $4,625,692 at December 31, 2005. The increase occurred despite the decline of loans as a result of the Company’s strategy to reduce the exposure to certain loan categories that Local Financial Corporation (“LFIN”) employed prior to the acquisition by the Company. LFIN had a national real estate group that loaned funds throughout the United States and after extensive review by the Company, the Company concluded the national real estate group goals were not consistent with the Company’s loan origination goals that emphasize risk, pricing and the desire to lend primarily in the markets that the company occupies.

Deposits

Deposits increased 1.8% to $6,778,354 at March 31, 2006, from $6,656,426 at December 31, 2005. The increase in deposits is primarily the result of the Company’s internal sales programs to organically grow deposits. As a result of the LFIN acquisition, the Company strategically reduced certain deposit categories of LFIN such as brokered deposits and certain public fund deposits because of the high expense associated with those types of funding. The Company has not traditionally sought brokered deposits as a funding source and the Company has not aggressively pursued public fund deposits because of the lack of relationships those deposits carry.

Foreign Operations

On March 31, 2006, the Company had $10,482,202,000 of consolidated assets, of which approximately $292,739,000, or 2.8%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $281,947,000, or 2.7%, at December 31, 2005. Of the $292,739,000, 80.0% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.0% is secured by Mexican real estate; .3% is secured by Mexican real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; 2.5% is unsecured; and .2% represents accrued interest receivable on the portfolio.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles in the preparation of the Company’s consolidated financial statements. The significant accounting policies are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant subjective judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

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

Through December 31, 2005, the Company accounted for stock-based employee compensation plans based on the intrinsic value method provided in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the measurement date, which is generally the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the service period of the award.

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 1 in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated as the measurement date, which is generally the date of grant, using the Black-Sholes-Merton option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Sholes-Merton option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment (Revised 2004).”  Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was adopted by the Company on January 1, 2006.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2006 and 2005 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution. Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders. At March 31, 2006, shareholders’ equity was $802,232,000 compared to $792,867,000 at December 31, 2005, an increase of $9,365,000, or 1.2%. The change in shareholders’ equity can be attributed to the retention of earnings offset by an increase in the amount of treasury stock recorded throughout the quarter.

The Company had a leverage ratio of 7.28% and 7.26%, risk-weighted Tier 1 capital ratio of 13.01% and 12.97% and risk-weighted total capital ratio of 14.24% and 14.22% at March 31, 2006 and December 31, 2005, respectively. The identified intangibles and goodwill of $327,269,000 as of March 31, 2006, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2006 is illustrated in the table on the following page. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2006	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$125,000	$—	$—	$—	$125,000
Time deposits with banks	396	—	—	—	396
Investment securities	25,560	1,481,502	1,764,500	1,171,206	4,442,768
Loans, net of non-accruals	3,200,659	296,500	492,267	631,444	4,620,870

Total earning assets	$3,351,615	$1,778,002	$2,256,767	$1,802,650	$9,189,034

Cumulative earning assets	$3,351,615	$5,129,617	$7,386,384	$9,189,034

Rate sensitive liabilities

Time deposits	$1,357,136	$1,465,903	$416,483	$854	$3,240,376
Other interest bearing deposits	2,144,775	—	—	—	2,144,775
Securities sold under repurchase agreements	292,855	164,252	5,859	300,000	762,966
Other borrowed funds	1,815,000	—	—	74	1,815,074
Junior subordinated deferrable interest debentures	128,194	56,623	—	51,721	236,538

Total interest bearing liabilities	$5,737,960	$1,686,778	$422,342	$352,649	$8,199,729

Cumulative sensitive liabilities	$5,737,960	$7,424,738	$7,847,080	$8,199,729

Repricing gap	$(2,386,345)	$91,224	$1,834,425	$1,450,001	$989,305
Cumulative repricing gap	(2,386,345)	(2,295,121)	(460,696)	989,305
Ratio of interest-sensitive assets to liabilities	.58	1.05	5.34	5.11	1.12
Ratio of cumulative, interest-sensitive assets to liabilities	.58	.69	.94	1.12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of 2006, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 20 of the Company’s 2005 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within specified time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In order to curtail the accrual of additional interest related to the disputed tax benefits and because interest rates were unfavorable, on March 7, 2003, the Company submitted to the IRS a total of approximately $13.7 million, which constitutes the interest that would have accrued based on the adjustments proposed in the FPAAs related to both of the lease-financing transactions. If it is determined that the amount of interest due, if any, related to the lease-financing transactions is less than the approximate $13.7 million, the remaining amount of the prepaid interest would be refunded to the Company, plus interest thereon.

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas. On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits. Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, as of March 31, 2006, has expensed an additional $13,700,000, approximately. The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs. Management intends to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, the Company acquired two tax matters. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency, which is also approximately $7,000,000, relates to permanent differences applicable to prior periods taken as deductions in 2002 and received by LFIN during 2003. LFIN had recorded a reserve equal to the amounts received pending final resolution with the IRS. Both reserves are included in the current income taxes payable of the Company. The Company will continue to monitor the IRS reviews.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on March 9, 2006. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $200,000,000 of its common stock through December 2006. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of May 1, 2006, a total of 4,644,272 shares had been repurchased under this program at a cost of $173,029,000. Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $220,973,000. In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $220,973,000 cap will occur in the future. As of May 1, 2006, the Company has approximately $194,002,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about share repurchases for the quarter ended March 31, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 – January 31, 2006	12,790	29.39	7,200	$20,338,000
February 1 – February 28, 2006	400,000	27.77	400,000	9,229,000
March 1 – March 31, 2006	108,808	28.53	107,260	31,124,000
	521,598	$27.97	514,460

(1)  The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring on March 9, 2006. The current program allows for the repurchase of up to $200,000,000 of treasury stock through December 2006 of which $31,124,000 remains.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 10, 2006	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 10, 2006	/s/ Imelda Navarro
Imelda Navarro
Treasurer