Form 10-Q
period 2006-06-30
INTERNATIONAL BANCSHARES CORP
filed 2006-08-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer   ☒                              Accelerated Filer   ☐                          Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,980,060 shares outstanding at
August 1, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$259,588	$216,118
Federal funds sold	105,000	242,000

Total cash and cash equivalents	364,588	458,118

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,375 on June 30, 2006 and December 31, 2005)	2,375	2,375
Available-for-sale (Amortized cost of $4,493,619 on June 30, 2006 and $4,331,517 on December 31, 2005)	4,393,646	4,266,952

Total investment securities	4,396,021	4,269,327

Loans, net of unearned discounts	4,819,328	4,625,692
Less allowance for possible loan losses	(67,536)	(77,796)

Net loans	4,751,792	4,547,896

Bank premises and equipment, net	369,660	351,986
Accrued interest receivable	51,780	48,647
Other investments	337,579	332,675
Identified intangible assets, net	36,791	39,224
Goodwill, net	289,262	289,262
Other assets	51,252	54,322

Total assets	$10,649,121	$10,391,853

	June 30,	December 31,
	2006	2005
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$1,355,048	$1,339,380
Savings and interest bearing demand	2,060,338	2,156,234
Time	3,234,970	3,160,812

Total deposits	6,650,356	6,656,426

Securities sold under repurchase agreements	667,965	760,762
Other borrowed funds	2,232,073	1,870,075
Junior subordinated deferrable interest debentures	236,685	236,391
Other liabilities	77,336	75,332

Total liabilities	9,864,415	9,598,986

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 86,153,968 shares on June 30, 2006 and 86,059,121 shares on December 31, 2005	86,154	86,059
Surplus	137,029	135,619
Retained earnings	824,936	788,416
Accumulated other comprehensive loss	(64,983)	(41,968)
	983,136	968,126

Less cost of shares in treasury, 23,152,572 shares on June 30, 2006 and 22,330,354 shares on December 31, 2005	(198,430)	(175,259)

Total shareholders’ equity	784,706	792,867

Total liabilities and shareholders’ equity	$10,649,121	$10,391,853

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$97,202	$84,845	$187,604	$164,670
Federal funds sold	817	787	2,194	1,354
Investment securities:
Taxable	50,110	39,178	99,366	75,691
Tax-exempt	1,144	1,220	2,316	2,437
Other interest income	101	130	212	327

Total interest income	149,374	126,160	291,692	244,479

Interest expense:
Savings deposits	10,139	6,161	19,043	11,635
Time deposits	29,421	16,602	55,620	31,082
Securities sold under repurchase agreements	7,676	7,091	15,548	12,539
Other borrowings	24,728	13,829	44,733	25,433
Junior subordinated interest deferrable debentures	5,361	4,518	10,385	8,718

Total interest expense	77,325	48,201	145,329	89,407

Net interest income	72,049	77,959	146,363	155,072

Provision for possible loan losses	82	221	679	2,831

Net interest income after provision for possible loan losses	71,967	77,738	145,684	152,241

Non-interest income:
Service charges on deposit accounts	21,517	20,859	42,515	40,904
Other service charges, commissions and fees
Banking	7,301	6,233	14,229	12,278
Non-banking	4,022	2,479	8,011	4,111
Gain (loss) on investment securities transactions, net	410	(155)	410	(181)
Other investments, net	7,384	3,446	11,957	7,863
Other income	6,388	4,445	10,517	14,755

Total non-interest income	47,022	37,307	87,639	79,730

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Non-interest expense:
Employee compensation and benefits	$30,152	$28,295	$59,624	$55,770
Occupancy	6,506	5,938	12,748	11,386
Depreciation of bank premises and equipment	7,061	6,097	13,805	11,807
Professional fees	2,539	3,011	5,470	6,219
Stationery and supplies	1,343	1,384	2,901	2,751
Amortization of identified intangible assets	1,216	1,299	2,433	2,597
Advertising	3,088	2,622	6,044	5,408
Other	15,816	16,343	43,553	29,075

Total non-interest expense	67,721	64,989	146,578	125,013

Income before income taxes	51,268	50,056	86,745	106,958

Provision for income taxes	16,610	16,684	28,112	35,926

Net income	$34,658	$33,372	$58,633	$71,032

Basic earnings per common share:

Weighted average number of shares outstanding:	63,090,380	63,775,930	63,290,149	63,690,298

Net income	$.55	$.52	$.93	$1.12

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	63,742,959	64,511,916	63,955,437	64,543,799

Net income	$.54	$.52	$.92	$1.10

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$34,658	$33,372	$58,633	$71,032

Other comprehensive income (loss), net of tax

Unrealized holding (losses) gains on securities arising during period, net of reclassification adjustment for gains included in net income	(22,052)	11,968	(23,015)	(20,267)

Comprehensive income	$12,606	$45,340	$35,618	$50,765

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:

Net income	$58,633	$71,032

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	679	2,831
Amortization of loan premiums	692	696
Accretion of time deposit discounts	—	(3,600)
Depreciation of bank premises and equipment	13,805	11,807
Gain on sale of bank premises and equipment	(522)	(87)
Depreciation and amortization of leased assets	1,083	883
Accretion of investment securities discounts	(222)	(326)
Amortization of investment securities premiums	2,022	14,133
Investment securities transactions, net	(410)	181
Accretion of junior subordinated debenture discounts	294	513
Amortization of identified intangible assets	2,433	2,597
Stock compensation expense	467	—
Earnings from affiliates and other investments	(7,809)	(5,870)
Deferred tax benefit	(2,823)	(4,667)
Increase in accrued interest receivable	(3,133)	(3,563)
Net decrease in other assets	1,987	6,040
Net increase in other liabilities	17,220	12,459

Net cash provided by operating activities	84,396	105,059

Investing activities:

Proceeds from maturities of securities	5,270	1,400
Proceeds from sales of available for sale securities	410	189,187
Purchases of available for sale securities	(575,121)	(815,995)
Principal collected on mortgage-backed securities	405,949	375,008
Net increase in loans	(205,267)	(38,773)
Distributions (purchases) of other investments	2,905	(13,825)
Purchases of bank premises and equipment	(40,378)	(31,827)
Proceeds from sale of bank premises and equipment	9,421	436

Net cash used in investing activities	(396,811)	(334,389)

	Six Months Ended June 30,
	2006	2005

Financing activities:

Net increase in non-interest bearing demand deposits	$15,668	$54,475
Net decrease in savings and interest bearing demand deposits	(95,896)	(43,525)
Net increase (decrease) in time deposits	74,158	(58,453)
Net (decrease) increase in securities sold under repurchase agreements	(92,797)	164,132
Proceeds from issuance of other borrowed funds	2,666,522	2,070,000
Principal payments on other borrowed funds	(2,304,524)	(1,855,006)
Purchase of treasury stock	(23,171)	(7,398)
Proceeds from stock transactions	1,038	4,130
Payment of cash dividends	(22,113)	(20,423)
Payment of cash dividends in lieu of fractional shares	—	(25)

Net cash provided by financing activities	218,885	307,907

(Decrease) increase in cash and cash equivalents	(93,530)	78,577

Cash and cash equivalents at beginning of period	458,118	195,770

Cash and cash equivalents at end of period	$364,588	$274,347

Supplemental cash flow information:
Interest paid	$143,500	$84,754
Income taxes paid	32,975	38,894

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

All per share data presented has been restated to reflect the stock splits effected through stock dividends, Note 8.

Note 2 — Loans

A summary of net loans, by loan type at June 30, 2006 and December 31, 2005 is as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)

Commercial, financial and agricultural	$2,390,648	$2,376,276
Real estate-mortgage	804,127	847,512
Real estate — construction	1,143,341	901,518
Consumer	187,803	218,607
Foreign	293,505	281,947

Total loans	4,819,424	4,625,860

Unearned discount	(96)	(168)

Loans, net of unearned discount	$4,819,328	$4,625,692

Note 3 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of June 30, 2006, 95,950 shares were available for future grants under the 2005 Plan.

Through June 30, 2006, the Company has granted non-qualified stock options exercisable for a total of 167,847 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group.  The grants were not made under either the 1996 Plan or the 2005 Plan.  The options are exercisable for a period of seven years and vest in equal increments over a period of five years.  All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on the date of grant.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The Company uses historical data to estimate the expected dividend yield and employee termination rates within the valuation model.  The expected term of options is derived from the “simplified” method as prescribed by SEC Staff Accounting Bulletin No. 107.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair value of the options granted in 2005 and 2006 were estimated using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table.  For the six months ended June 30, 2006, 15,000 new options were granted.

	Six Months Ended
	June 30,
	2006	2005

Expected term (in years)	6.13	5.5
Expected stock price volatility	21%	25%
Expected dividend yield	2.25%	2.5%
Forfeiture rate	10%	10%
Risk free interest rate	5.13%	3.72%

A summary of option activity under the stock option plans for the six months ended June 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2005	1,626,155	$16.55
Plus: Options granted	15,000	29.40
Less:
Options exercised	94,847	10.94
Options expired	—	—
Options forfeited	28,385	26.63
Options outstanding at June 30, 2006	1,517,923	$16.84	3.25	$16,955,000

Options fully vested and exercisable at June 30, 2006	986,980	$11.84	1.56	$15,481,000

Stock-based compensation expense included in the consolidated statements of income for the six months ended June 30, 2006 was approximately $467,000.  As of June 30, 2006 there was approximately $2,148,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

A summary of the status of the Company’s non-vested options as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Non-vested Options	Options	Weighted average grant- date fair value ($)

Non-vested options at December 31, 2005	546,845	$7.52
Granted	15,000	7.12
Vested	2,517	8.73
Forfeited	28,385	7.46
Non-vested options at June 30, 2006	530,943	$7.51

Other information pertaining to option activity during the six month period ending June 30, 2006 and June 30, 2005 is as follows:

	Six Months Ended
	June 30,
	2006	2005

Weighted average grant date fair value of stock options granted	$7.12	$8.76
Total fair value of stock options vested	$21,979	$61,580
Total intrinsic value of stock options exercised	$1,714,848	$6,750,760

Awards granted prior to the Company’s adoption of SFAS No. 123R were accounted for under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no stock-based employee compensation cost is reflected in net income in the accompanying unaudited consolidated statements of income for the three and six months ended June 30, 2005 because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

Pro forma net income and net income per share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the period presented prior to the Company’s adoption of SFAS 123R is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Dollars in Thousands, except per share data)

Net income, as reported	$33,372	$71,032

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(68)	(139)

Pro forma net income	$33,304	$70,893

Earnings per share:
Basic earnings
As reported	$.52	$1.12
Pro forma	.52	1.11

Diluted earnings
As reported	$.52	$1.10
Pro forma	.52	1.10

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,281	$1,298
Mortgage-backed securities
Available-for-sale	4,280,767	4,148,844
States and political subdivisions
Available-for-sale	94,832	99,557
Other
Held-to-maturity	2,375	2,375
Available-for-sale	16,766	17,253

Total investment securities	$4,396,021	$4,269,327

Note 5 — Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30,	June 30,
	2006	2005
	(Dollars in Thousands)

Balance at December 31,	$77,796	$81,351

Losses charged to allowance	(11,607)	(3,573)
Recoveries credited to allowance	668	1,505
Net losses charged to allowance	(10,939)	(2,068)

Provision charged to operations	679	2,831

Net allowance acquired in purchase transaction	—	—

Balance at June 30,	$67,536	$82,114

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

The following table details key information regarding the Company’s impaired loans:

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$25,933	$34,796
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$25,933	$34,796

Allowance allocated to impaired loans	$11,124	$20,014

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $29,379,000 and $29,909,000 for June 30, 2006 and December 31, 2005, respectively.  The interest recognized on impaired loans was not significant.  The increase in losses charged to the allowance can be attributed to charges related to loans acquired from the purchase of Local Financial Corporation (“LFIN”).

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be un-collectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2006 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 6 — Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2006, other borrowed funds totaled $2,232,073,000, an increase of 19.4% from $1,870,075,000 at December 31, 2005.

Note 7 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the LFIN acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $62,115,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of June 30, 2006, the principal amount of debentures outstanding totaled $236,685,000.

On July 25, 2006, pursuant to the Indenture dated as of July 16, 2001, between the Company and The Bank of New York, as Trustee, the Company redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to International Bancshares Capital Trust II (“Trust II”) at a redemption price equal to approximately $27,998,000, which includes accrued interest to but not including the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of July 16, 2001 between the Company and The Bank of New York as Institutional Trustee, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of Trust II Floating Capital Securities and the Trust II Floating Rate Common Securities issued by Trust II.

On June 9, 2006, the Company formed International Bancshares Corporation Capital Trust IX (“Trust IX”), its ninth statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On July 27, 2006, Trust IX issued $40,000,000 of Capital Securities.  The Capital Securities accrue interest for the first five years at a fixed rate of 7.10%, and subsequently at a floating rate of 1.62% over the London Interbank Offered Rate (“LIBOR”), and interest is payable quarterly beginning October 1, 2006.  The Trust IX Capital Securities will mature on October 1, 2036; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after October 1, 2011, or (b) in whole or within 90 days upon the occurrence of any certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust IX with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

After taking into account the redemption of the Trust II Capital Securities on July 25, 2006 and the $41,238,000 in Capital and Common Securities issued on July 27, 2006, as of August 1, 2006, the Company has a total of approximately $252,149,000 of trust preferred securities issued by statutory business trusts formed by the Company.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2006:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,235	Fixed	10.18%	Fixed	June 2031	June 2011
Trust II	$25,774	Semi-Annually	7.69%	LIBOR + 3.75	July 2031	July 2006
Trust III	$34,021	Semi-Annually	8.42%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,642	Semi-Annually	8.99%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,499	Quarterly	8.72%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,586	Quarterly	8.62%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	8.40%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,503	Quarterly	8.12%	LIBOR + 3.05	October 2033	October 2008
LFIN Trust I	$41,495	Fixed	9.00%	Fixed	September 2031	September 2006
LFIN Trust II	$10,310	Semi-Annually	8.40%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	8.62%	LIBOR + 3.45	November 2032	November 2007
	$236,685

Note 8 — Common Stock and Dividends

All per share data presented has been restated to reflect the stock split effected through a stock dividend, which became effective May 2, 2005 and was paid on May 28, 2005.  A cash dividend of $.35 per share was paid on May 1, 2006 to all holders of record on April 17, 2006.

The Company expanded its formal stock repurchase program on March 9, 2006.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $200,000,000 of its common stock through December 2006.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2006, a total of 4,824,411 shares had been repurchased under this program at a cost of $178,201,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $220,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $220,973,000 cap will occur in the future.  As of August 1, 2006, the Company has approximately $199,174,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 9 — Commitments and Contingent Liabilities

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

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, as of June 30, 2006, has expensed an additional $13,700,000, approximately.  The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

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

Note 10 — Capital Ratios

The Company had a leverage ratio of 7.33% and 7.26%, risk-weighted Tier 1 capital ratio of 12.79% and 12.97% and risk-weighted total capital ratio of 14.03% and 14.22% at June 30, 2006 and December 31, 2005, respectively.  The identified intangibles and goodwill of $326,053,000 as of June 30, 2006, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•                  Natural disasters.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 200 facilities and more than 300 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  Except for the six months ended June 30, 2006, the Company’s efficiency ratio has been under 55% for each of the last five years, which the Company believes is better than average compared to its national peer group.  The Company’s efficiency ratio has increased over the last few years because of the Company’s aggressive branch expansion which has added 38 branches in 2005 and 2006.  The efficiency ratio for the first six months of 2006 was negatively affected by the $8.9 million, net of tax, expense recognized in connection with the tax litigation.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2006	December 31, 2005	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,649,121	$10,391,853	2.5%
Net loans	4,751,792	4,547,896	4.5
Deposits	6,650,356	6,656,426	(.1)
Other borrowed funds	2,232,073	1,870,075	19.4
Junior subordinated deferrable interest debentures	236,685	236,391.1
Shareholders’ equity	784,706	792,867	(1.0)

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
	(Dollars in Thousands)			(Dollars in Thousands)
Interest income	$149,374	$126,160	18.4%	$291,692	$244,479	19.3%
Interest expense	77,325	48,201	60.4%	145,329	89,407	62.5
Net interest income	72,049	77,959	(7.6)%	146,363	155,072	(5.6)
Provision for possible loan losses	82	221	(62.9)%	679	2,831	(76.0)
Non-interest income	47,022	37,307	26.0%	87,639	79,730	9.9
Non-interest expense	67,721	64,989	4.2%	146,578	125,013	17.3
Net income	34,658	33,372	3.9%	58,633	71,032	(17.5)

Per common share (adjusted for stock dividends):
Basic	$.55	$.52	5.8%	$.93	$1.12	(17.0)%
Diluted	.54	.52	3.8%	.92	1.10	(16.4)

Net Income

Net income increased by 3.9% for the three months ended June 30, 2006 and decreased 17.5% for the six months ended June 30, 2006 from the same periods in 2005.   Net income for the six months ended June 30, 2006 was negatively impacted by a $8,866,000, net of tax, charge to operations as a result of the loss of a IRS tax lawsuit that was litigated during the third quarter of 2005 in the Federal District Court in San Antonio, Texas and that relates to certain leasing transactions previously discussed in Footnote 17 of the Notes to Consolidated Financial Statements set forth in the Company’s 2005 Annual Report.  Because of the trial court judgment, uncertainty of the outcome at the appellate level and the similarity between the litigated lawsuit and one that is pending, the Company took an $8,866,000 million charge, net of tax.  Net income for the six months ended June 30, 2005 was positively impacted by $5,613,000, net of tax, distributions from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley received in the first and second quarter 2005.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Net Interest Income

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
	(in Thousands)			(in Thousands)
Interest income:
Loans, including fees	$97,202	$84,845	14.6%	$187,604	$164,670	13.9%
Federal funds sold	817	787	3.8	2,194	1,354	62.0
Investment securities:
Taxable	50,110	39,178	27.9	99,366	75,691	31.3
Tax-exempt	1,144	1,220	(6.2)	2,316	2,437	(5.0)
Other interest income	101	130	(22.3)	212	327	(35.2)

Total interest income	149,374	126,160	18.4	291,692	244,479	19.3

Interest expense:
Savings deposits	10,139	6,161	64.6	19,043	11,635	63.7
Time deposits	29,421	16,602	77.2	55,620	31,082	78.9
Securities sold under repurchase agreements	7,676	7,091	8.2	15,548	12,539	24.0
Other borrowings	24,728	13,829	78.8	44,733	25,433	75.9
Junior subordinated interest deferrable debentures	5,361	4,518	18.7	10,385	8,718	19.1

Total interest expense	77,325	48,201	60.4	145,329	89,407	62.5

Net interest income	$72,049	$77,959	(7.6)%	$146,363	$155,072	(5.6)%

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

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 25 for the June 30, 2006 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
	(in Thousands)			(in Thousands)

Service charges on deposit accounts	$21,517	$20,859	3.2%	$42,515	$40,904	3.9%
Other service charges, commissions and fees
Banking	7,301	6,233	17.1	14,229	12,278	15.9
Non-banking	4,022	2,479	62.2	8,011	4,111	94.9
Investment securities transactions, net	410	(155)	364.5	410	(181)	326.5
Other investments, net	7,384	3,446	114.3	11,957	7,863	52.1
Other income	6,388	4,445	43.7	10,517	14,755	(28.7)

Total non-interest income	$47,022	$37,307	26.00%	$87,639	$79,730	9.9%

The increase in non-banking service charges, commissions and fees for the three months ended and six months ended June 30, 2006 can be attributed to additional income recognized by the Company’s investment services unit.  The increase in other investments can be attributed to fair value adjustments recorded by the Company’s investment services unit and an increase in income recognized on an equity investment held by the lead bank subsidiary.  Other income for the first six months of 2005 reflects a gain of $8,636,000 from a distribution resulting from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley, of which $7,363,000 was received in the first quarter 2005 and $1,273,000 was received in the second quarter.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Non-Interest Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2006	2005		2006	2005
	(in Thousands)			(in Thousands)

Employee compensation and benefits	$30,152	$28,295	6.6%	$59,624	$55,770	6.9%
Occupancy	6,506	5,938	9.6	12,748	11,386	12.0
Depreciation of bank premises and equipment	7,061	6,097	15.8	13,805	11,807	16.9
Professional fees	2,539	3,011	(15.7)	5,470	6,219	(12.0)
Stationery and supplies	1,343	1,384	(3.0)	2,901	2,751	5.5
Amortization of identified intangible assets	1,216	1,299	(6.4)	2,433	2,597	(6.3)
Advertising	3,088	2,622	17.8	6,044	5,408	11.8
Other	15,816	16,343	(3.2)	43,553	29,075	49.8

Total non-interest expense	$67,721	$64,989	4.2%	$146,578	$125,013	17.3%

The increase in other expense for the six months ended June 30, 2006 can be attributed to the $13,640,000 in connection with the tax lawsuits (See Note 9 to the consolidated financial statements) expensed in the first quarter 2006.  Non-interest expense was also negatively affected by the aggressive de novo branching activity that has added 38 new branches in 2005 and 2006.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses decreased 13.2% to $67,536,000 at June 30, 2006 from $77,796,000 at December 31, 2005.  The provision for possible loan losses charged to expense decreased 76.0% to $679,000 for the six months ended June 30, 2006 from $2,831,000 for the same period in 2005.  The decrease in the allowance for possible loan losses can be attributed to the charge off of loans acquired as part of the Local Financial Corporation (“LFIN”) acquisition.  The decrease in the provision for possible loan losses charged to expense can be attributed to the lack of substantial growth in the loan portfolio.  The allowance for possible loan losses was 1.4% of total loans, net of unearned income at June 30, 2006 and 1.7% at December 31, 2005.

Investment Securities

Investment securities increased 3.0% to $4,396,021,000 at June 30, 2006, from $4,269,327,000 at December 31, 2005.

Loans

Loans, net of unearned discounts increased 4.2% to $4,819,328 at June 30, 2006, from $4,625,692 at December 31, 2005.  The increase occurred despite the decline of loans as a result of the Company’s strategy to reduce the exposure to certain loan categories that LFIN employed prior to the acquisition by the Company.  LFIN had a national real estate group that loaned funds throughout the United States and after extensive review by the Company, the Company concluded the national real estate group goals were not consistent with the Company’s loan origination goals that emphasize risk, pricing and the desire to lend primarily in the markets that the Company occupies.

Deposits

Deposits decreased .1% to $6,650,356 at June 30, 2006, from $6,656,426 at December 31, 2005.  The decrease in deposits is primarily the result of the LFIN acquisition in which the Company strategically reduced certain deposit categories of LFIN such as brokered deposits and certain public fund deposits because of the high expense associated with those types of funding.  The Company has managed the slight decrease in deposits with the Company’s internal sales program to organically grow deposits.  The Company has not traditionally sought brokered deposits as a funding source and the Company has not aggressively pursued public fund deposits because of the lack of relationships those deposits carry.

Foreign Operations

On June 30, 2006, the Company had $10,649,121,000 of consolidated assets, of which approximately $293,505,000, or 2.8%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $281,947,000, or 2.7%, at December 31, 2005.  Of the $293,505,000, 81.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.6% is secured by foreign real estate; .3% is secured by foreign real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; and .7% is unsecured.

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

Through December 31, 2005, the Company accounted for stock-based employee compensation plans based on the intrinsic value method provided in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations.  Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the measurement date, which is generally the date of grant, no compensation expense was recognized on options granted.  Compensation expense for stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the service period of the award.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2006, shareholders’ equity was $784,706,000 compared to $792,867,000 at December 31, 2005, a decrease of $8,161,000, or 1.0%.  The slight decrease in shareholders’ equity can be attributed to the retention of earnings despite the increase in the amount of treasury stock recorded throughout the quarter, an increase in comprehensive loss for the quarter, and the cash dividend paid to shareholders on May 1, 2006.

The Company had a leverage ratio of 7.33% and 7.26%, risk-weighted Tier 1 capital ratio of 12.79% and 12.97% and risk-weighted total capital ratio of 14.03% and 14.22% at June 30, 2006 and December 31, 2005, respectively.  The identified intangibles and goodwill of $326,053,000 as of June 30, 2006, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2006 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity
(Dollars in Thousands)

	Rate/Maturity
June 30, 2006	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$105,000	$—	$—	$—	$105,000
Time deposits with banks	396	—	—	—	396
Investment securities	27,565	1,453,699	1,201,404	1,713,353	4,396,021
Loans, net of non-accruals	3,388,118	310,976	478,682	620,956	4,798,732

Total earning assets	$3,521,079	$1,764,675	$1,680,086	$2,334,309	$9,300,149

Cumulative earning assets	$3,521,079	$5,285,754	$6,965,840	$9,300,149

Rate sensitive liabilities

Time deposits	$1,435,800	$1,426,325	$372,286	$559	$3,234,970
Other interest bearing deposits	2,060,338	—	—	—	2,060,338
Securities sold under repurchase agreements	272,325	90,220	305,420	—	667,965
Other borrowed funds	2,232,000	—	—	73	2,232,073
Junior subordinated deferrable interest debentures	128,292	56,663	—	51,730	236,685

Total interest bearing liabilities	$6,125,755	$1,573,208	$677,706	$52,362	$8,432,031

Cumulative sensitive liabilities	$6,128,755	$7,701,963	$8,379,669	$8,432,031

Repricing gap	$(2,607,676)	$191,467	$1,002,380	$2,281,947	$868,118
Cumulative repricing gap	(2,607,676)	(2,416,209)	(1,413,829)	868,118
Ratio of interest-sensitive assets to liabilities	.58	1.12	2.48	44.58	1.10
Ratio of cumulative, interest- sensitive assets to liabilities	.58	.69	.83	1.10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2006, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity & Capital Resources” located on pages 17 through 20 of the Company’s 2005 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

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

PART II — OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on March 9, 2006. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $200,000,000 of its common stock through December 2006.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2006, a total of 4,824,411 shares had been repurchased under this program at a cost of $178,201,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $220,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $220,973,000 cap will occur in the future.  As of August 1, 2006, the Company has approximately $199,174,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended June 30, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase(1)(2)
April 1 — April 30, 2006	146,481	28.35	145,060	$26,971,000
May 1 — May 31, 2006	100,667	28.32	100,065	24,120,000
June 1 — June 30, 2006	53,472	29.49	53,472	22,543,000
	300,620	$28.54	298,597

(1)             The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring on March 9, 2006.  The current program allows for the repurchase of up to $200,000,000 of treasury stock through December 2006 of which $22,543,000 remains.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 15, 2006 for the consideration of the following items, each of which was approved by the number of votes set forth below:

			Votes	Votes
			For	Withheld

1.

To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Lester Avigael		53,496,380	759,267
	Irving Greenblum		53,902,973	352,674
	R. David Guerra		52,076,022	2,179,625
	Daniel B. Hastings, Jr.		54,154,008	101,639
	Richard E. Haynes		53,905,753	349,894
	Imelda Navarro		51,877,821	2,377,826
	Sioma Neiman		48,416,951	5,838,696
	Peggy J. Newman		54,157,911	97,736
	Dennis E. Nixon		51,883,635	2,372,012
	Leonardo Salinas		53,787,026	468,621
	A.R. Sanchez, Jr.		52,067,262	2,188,385
	Broker Non-Votes:	97,804

					Votes	Votes
					For	Against

2.	To approve the appointment of KPMG LLP as independent auditors for the 2006 fiscal year				53,856,758	256,764

	Abstentions :	20,720	Broker Non-Votes	1,960,476

					Votes	Votes
					For	Against

3.	To consider and vote upon a proposal to approve the International Bancshares Corporation 2006 Executive Incentive Compensation Plan.				37,060,237	1,345,261

	Abstentions:	125,132	Broker Non-Votes	16,932,155

Item 6.  Exhibits

The following exhibits are filed as a part of this Report:

10(a) —International Bancshares Corporation 2006 Executive Incentive Compensation Plan

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

INTERNATIONAL BANCSHARES CORPORATION

Date: August 8, 2006	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date: August 8, 2006	/s/ Imelda Navarro
Imelda Navarro
Treasurer