Form 10-Q
period 2006-09-30
INTERNATIONAL BANCSHARES CORP
filed 2006-11-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	63,011,003 shares outstanding at October 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$219,785	$216,118
Federal funds sold	42,000	242,000

Total cash and cash equivalents	261,785	458,118

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,375 on September 30, 2006 and December 31, 2005)	2,375	2,375
Available-for-sale (Amortized cost of $4,458,507 on September 30, 2006 and $4,331,517 on December 31, 2005)	4,380,154	4,266,952

Total investment securities	4,382,529	4,269,327

Loans, net of unearned discounts	4,910,827	4,625,692
Less allowance for possible loan losses	(64,933)	(77,796)

Net loans	4,845,894	4,547,896

Bank premises and equipment, net	387,135	351,986
Accrued interest receivable	54,999	48,647
Other investments	339,436	332,675
Identified intangible assets, net	35,574	39,224
Goodwill, net	282,246	289,262
Other assets	100,332	54,322

Total assets	$10,690,326	$10,391,853

	September 30,	December 31,
	2006	2005
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,372,642	$1,339,380
Savings and interest bearing demand	2,062,305	2,156,234
Time	3,280,215	3,160,812

Total deposits	6,715,162	6,656,426

Securities sold under repurchase agreements	620,914	760,762
Other borrowed funds	2,166,872	1,870,075
Junior subordinated deferrable interest debentures	210,801	236,391
Other liabilities	151,716	75,332

Total liabilities	9,865,465	9,598,986

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 86,188,907 shares on September 30, 2006 and 86,059,121 shares on December 31, 2005	86,189	86,059
Surplus	137,666	135,619
Retained earnings	851,529	788,416
Accumulated other comprehensive loss	(50,929)	(41,968)
	1,024,455	968,126

Less cost of shares in treasury, 23,193,366 shares on September 30, 2006 and 22,330,354 shares on December 31, 2005	(199,594)	(175,259)

Total shareholders’ equity	824,861	792,867

Total liabilities and shareholders’ equity	$10,690,326	$10,391,853

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$104,837	$86,304	$292,441	$250,974
Federal funds sold	748	1,079	2,942	2,433
Investment securities:
Taxable	49,728	41,274	149,094	116,965
Tax-exempt	1,136	1,209	3,452	3,646
Other interest income	103	102	315	429

Total interest income	156,552	129,968	448,244	374,447

Interest expense:
Savings deposits	9,743	7,335	28,786	18,970
Time deposits	32,759	18,959	88,379	50,041
Securities sold under repurchase agreements	7,319	7,219	22,867	19,758
Other borrowings	29,423	16,403	74,157	41,836
Junior subordinated interest deferrable debentures	7,356	4,829	17,741	13,547

Total interest expense	86,600	54,745	231,930	144,152

Net interest income	69,952	75,223	216,314	230,295

Provision for possible loan losses	1,954	(196)	2,633	2,635

Net interest income after provision for possible loan losses	67,998	75,419	213,681	227,660

Non-interest income:
Service charges on deposit accounts	21,324	21,857	63,839	62,761
Other service charges, commissions and fees
Banking	7,451	6,094	21,680	18,372
Non-banking	6,000	3,241	14,011	7,352
Loss on investment securities transactions, net	(1,353)	—	(943)	(181)
Other investments, net	3,389	3,802	15,346	11,665
Other income	3,247	5,889	13,764	20,644

Total non-interest income	40,058	40,883	127,697	120,613

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Non-interest expense:
Employee compensation and benefits	$31,418	$28,518	$91,042	$84,288
Occupancy	6,919	6,269	19,667	17,655
Depreciation of bank premises and equipment	7,201	6,657	21,006	18,464
Professional fees	2,819	2,869	8,289	9,088
Stationery and supplies	1,568	1,297	4,469	4,048
Amortization of identified intangible assets	1,217	1,298	3,650	3,895
Advertising	2,891	2,996	8,935	8,404
Other	14,995	14,716	58,547	43,791

Total non-interest expense	69,028	64,620	215,605	189,633

Income before income taxes	39,028	51,682	125,773	158,640

Provision for income taxes	12,435	16,214	40,547	52,140

Net income	$26,593	$35,468	$85,226	$106,500

Basic earnings per common share:

Weighted average number of shares outstanding:	62,988,619	63,689,160	63,188,534	63,689,914

Net income	$.42	$.56	$1.35	$1.67

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	63,616,264	64,419,413	63,841,275	64,502,333

Net income	$.42	$.55	$1.33	$1.65

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$26,593	$35,468	$85,226	$106,500

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) on securities arising during period, net of reclassification adjustment for gains included in net income	14,054	(8,166)	(8,961)	(28,433)

Comprehensive income	$40,647	$27,302	$76,265	$78,067

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:

Net income	$85,226	$106,500

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,633	2,635
Amortization of loan premiums	965	1,034
Accretion of time deposit discounts	—	(5,391)
Depreciation of bank premises and equipment	21,006	18,464
Gain on sale of bank premises and equipment	(487)	(158)
Depreciation and amortization of leased assets	1,625	1,425
Accretion of investment securities discounts	(334)	(461)
Amortization of investment securities premiums	3,075	19,307
Investment securities transactions, net	943	181
Amortization of junior subordinated debenture discounts	441	769
Amortization of identified intangible assets	3,650	3,895
Stock based compensation expense	689	—
Earnings from affiliates and other investments	(8,772)	(8,733)
Deferred tax expense	616	5,341
Increase in accrued interest receivable	(6,352)	(5,185)
Net (increase) decrease in other assets	(47,635)	5,270
Net increase in other liabilities	87,610	25,280

Net cash provided by operating activities	144,899	170,173

Investing activities:

Proceeds from maturities of securities	5,270	4,366
Proceeds from sales of available for sale securities	61,360	189,187
Purchases of available for sale securities	(851,186)	(1,273,486)
Principal collected on mortgage-backed securities	653,314	666,805
Principal collected on other securities	568	—
Net (increase) decrease in loans	(301,596)	170,636
Distributions (purchases) of other investments	2,012	(15,862)
Purchases of bank premises and equipment	(65,165)	(55,879)
Proceeds from sale of bank premises and equipment	9,497	504

Net cash used in investing activities	(485,926)	(313,729)

	Nine Months Ended September 30,
	2006	2005

Financing activities:

Net increase in non-interest bearing demand deposits	$33,262	$147,251
Net decrease in savings and interest bearing demand deposits	(93,929)	(109,026)
Net increase (decrease) in time deposits	119,403	(113,311)
Net (decrease) increase in securities sold under repurchase agreements	(139,848)	144,744
Proceeds from issuance of other borrowed funds	4,538,687	3,105,000
Principal payments on other borrowed funds	(4,241,890)	(2,850,123)
Proceeds of issuance of long-term debt	41,238	—
Principal payments of long term-debt	(67,269)	—
Purchase of treasury stock	(24,335)	(8,584)
Proceeds from stock transactions	1,488	4,670
Payment of cash dividends	(22,113)	(20,423)
Payment of cash dividends in lieu of fractional shares	—	(25)

Net cash provided by financing activities	144,694	300,173

(Decrease) increase in cash and cash equivalents	(196,333)	156,617

Cash and cash equivalents at beginning of period	458,118	195,770

Cash and cash equivalents at end of period	$261,785	$352,387

Supplemental cash flow information:
Interest paid	$226,301	$136,742
Income taxes paid	38,231	39,017
Adjustment to goodwill arising from acquisition	7,016	—

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

All per share data presented has been restated to reflect the stock splits effected through stock dividends, Note 8.

Note 2 – Loans

A summary of net loans, by loan type at September 30, 2006 and December 31, 2005 is as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Commercial, financial and agricultural	$2,360,216	$2,376,276
Real estate-mortgage	781,950	847,512
Real estate – construction	1,260,454	901,518
Consumer	197,161	218,607
Foreign	311,128	281,947

Total loans	4,910,909	4,625,860

Unearned discount	(82)	(168)

Loans, net of unearned discount	$4,910,827	$4,625,692

Note 3 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of September 30, 2006, 95,950 shares were available for future grants under the 2005 Plan.

Through September 30, 2006, the Company has granted non-qualified stock options exercisable for a total of 167,847 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group.  The grants were not made under either the 1996 Plan or the 2005 Plan.  The options are exercisable for a period of seven years and vest in equal increments over a period of five years.  All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on the date of grant.

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

	Nine Months Ended
	September 30,
	2006	2005

Expected term (in years)	6.13	5.5
Expected stock price volatility	21%	25%
Expected dividend yield	2.25%	2.5%
Forfeiture rate	10%	10%
Risk free interest rate	5.13%	3.72%

A summary of option activity under the stock option plans for the nine months ended September 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2005	1,626,155	$16.55
Plus: Options granted	15,000	29.40
Less:
Options exercised	129,786	11.46
Options expired	—	—
Options forfeited	45,008	26.69
Options outstanding at September 30, 2006	1,466,361	$16.82	3.06	$18,918,000

Options fully vested and exercisable at September 30, 2006	1,047,223	$12.22	1.60	$18,331,000

Stock-based compensation expense included in the consolidated statements of income for the nine months ended September 30, 2006 was approximately $689,000.  As of September 30, 2006 there was approximately $1,927,000, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

A summary of the status of the Company’s non-vested options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Non-vested Options	Options	Weighted average grant- date fair value ($)

Non-vested options at December 31, 2005	546,845	$7.52
Granted	15,000	7.12
Vested	97,699	8.18
Forfeited	45,008	7.58
Non-vested options at September 30, 2006	419,138	$7.41

Other information pertaining to option activity during the nine month period ending September 30, 2006 and September 30, 2005 is as follows:

	Nine Months Ended
	September 30,
	2006	2005

Weighted average grant date fair value of stock options granted	$7.12	$8.76
Total fair value of stock options vested	$799,500	$980,518
Total intrinsic value of stock options exercised	$2,270,000	$7,459,000

Awards granted prior to the Company’s adoption of SFAS No. 123R were accounted for under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no stock-based employee compensation cost is reflected in net income in the accompanying unaudited consolidated statements of income for the three and nine months ended September 30, 2005 because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

Pro forma net income and net income per share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the period presented prior to the Company’s adoption of SFAS 123R is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in Thousands, except per share data)

Net income, as reported	$35,468	$106,500

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax related tax effects	(52)	(191)

Pro forma net income	$35,416	$106,309

Earnings per share:
Basic earnings
As reported	$.56	$1.67
Pro forma	.56	1.67

Diluted earnings
As reported	$.55	$1.65
Pro forma	.55	1.65

Note 4 – Investment Securities

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,278	$1,298
Mortgage-backed securities
Available-for-sale	4,267,014	4,148,844
States and political subdivisions
Available-for-sale	95,565	99,557
Other
Held-to-maturity	2,375	2,375
Available-for-sale	16,297	17,253

Total investment securities	$4,382,529	$4,269,327

Note 5 – Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30,	September 30,
	2006	2005
	(Dollars in Thousands)

Balance at December 31,	$77,796	$81,351

Losses charged to allowance	(16,387)	(5,062)
Recoveries credited to allowance	891	1,875
Net losses charged to allowance	(15,496)	(3,187)

Provision charged to operations	2,633	2,635

Balance at September 30,	$64,933	$80,799

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures.    Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following table details key information regarding the Company’s impaired loans:

	September 30,	December 31,
	2006	2005
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$21,544	$34,796
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$21,544	$34,796

Allowance allocated to impaired loans	$7,482	$20,014

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $28,589,000 and $29,909,000 for September 30, 2006 and December 31, 2005, respectively.  The interest recognized on impaired loans was not significant.  The majority in losses charged to the allowance can be attributed to charges related to loans acquired from the purchase of Local Financial Corporation (“LFIN”).

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2006 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 6 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2006, other borrowed funds totaled $2,166,872,000, an increase of 15.9% from $1,870,075,000 at December 31, 2005.

Note 7 – Junior Subordinated Interest Deferrable Debentures

The Company has formed nine statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the LFIN acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The nine statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $20,620,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of September 30, 2006, the principal amount of debentures outstanding totaled $210,801,000.

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

On September 30, 2006, pursuant to the Indenture dated as of September 20, 2001, between Local Financial Corporation and The Bank of New York, as Trustee, the Company redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to Local Financial Capital Trust I (“LFIN Trust I”) at a redemption price equal to approximately $41,155,625, which includes accrued interest to but not including the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of September 20, 2001 between Local Financial Capital Corporation and The Bank of New York as Institutional Trustee, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of LFIN Trust I Fixed Rate Capital Securities and the LFIN Trust I Fixed Rate Common Securities issued by LFIN Trust I.

On June 9, 2006, the Company formed International Bancshares Corporation Capital Trust IX (“Trust IX”), its ninth statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On July 27, 2006, Trust IX issued $40,000,000 of Capital Securities.  The Capital Securities accrue interest for the first five years at a fixed rate of 7.10%, and subsequently at a floating rate of 1.62% over the London Interbank Offered Rate (“LIBOR”), and interest is payable quarterly beginning October 1, 2006.  The Trust IX Capital Securities will mature on October 1, 2036; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after October 1, 2011, or (b) in whole or within 90 days upon the occurrence of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust IX with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2006:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,243	Fixed	10.18%	Fixed	June 2031	June 2011
Trust III	$34,021	Semi-Annually	9.17%	LIBOR + 3.75	December 2031	December 2006
Trust IV	$22,682	Semi-Annually	8.99%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,529	Quarterly	9.16%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,624	Quarterly	8.86%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	8.74%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,534	Quarterly	8.56%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Quarterly	7.10%	Fixed	October 2036	October 2011
LFIN Trust II	$10,310	Semi-Annually	9.17%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	8.86%	LIBOR + 3.45	November 2032	November 2007
	$210,801

Note 8 – Common Stock and Dividends

All per share data presented has been restated to reflect the stock split effected through a stock dividend, which became effective May 2, 2005 and was paid on May 28, 2005.  Cash dividends of $.35 per share were paid on May 1, 2006 and on November 1, 2006 to all holders of record on April 17, 2006 and October 16, 2006, respectively.

The Company expanded its formal stock repurchase program on March 9, 2006.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $200,000,000 of its common stock through December 2006.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2006, a total of 4,824,411 shares had been repurchased under this program at a cost of $178,201,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $220,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $220,973,000 cap will occur in the future.  As of October 31, 2006, the Company has approximately $199,174,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 9 – Commitments and Contingent Liabilities

The Company is involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim actual and punitive damages.  The Company has determined, based on discussions with its counsel that any loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

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

Prior to filing the lawsuits the Company was required to deposit the estimated tax due of approximately $4,083,000 with respect to the first FPAA and $7,710,606 with respect to the second FPAA with the IRS pursuant to the Internal Revenue Code.  If it is determined that the amount of tax due, if any, related to the lease-financing transactions is less than the amount of the deposits, the remaining amount of the deposits would be returned to the Company.

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

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, as of September 30, 2006, has expensed an additional $13,700,000, approximately.  The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, two tax matters were transferred to the Company. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency, of $7,000,000 was resolved with the IRS in September 2006 and as a result, the reserve is no longer required.  The reserve was applied to the goodwill acquired as part of the LFIN acquisition.  The Company will continue to monitor the IRS review of the remaining tax matter.

Note 10 – Capital Ratios

The Company had a leverage ratio of 7.37% and 7.26%, risk-weighted Tier 1 capital ratio of 12.60% and 12.97% and risk-weighted total capital ratio of 13.76% and 14.22% at September 30, 2006 and December 31, 2005, respectively.  The identified intangibles and goodwill of $317,820,000 as of September 30, 2006, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 205 facilities and more than 340 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  Except for the nine months ended September 30, 2006, the Company’s efficiency ratio has been under 55% for each of the last five years, which the Company believes is better than average compared to its national peer group considering the Company’s aggressive de novo branch expansion.  The Company’s efficiency ratio has increased over the last few years because of the Company’s aggressive branch expansion which has added 52 branches in 2005 and 2006.  The efficiency ratio for the first nine months of 2006 was negatively affected by the $8.9 million, net of tax, expense recognized in connection with the tax litigation.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2006	December 31, 2005	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,690,326	$10,391,853	2.9%
Net loans	4,845,894	4,547,896	6.6
Deposits	6,715,162	6,656,426.9
Other borrowed funds	2,166,872	1,870,075	15.9
Junior subordinated deferrable interest debentures	210,801	236,391	(10.8)
Shareholders’ equity	824,861	792,867	4.0

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Interest income	$156,552	$129,968	20.5%	$448,244	$374,447	19.7%
Interest expense	86,600	54,745	58.2	231,930	144,152	60.9
Net interest income	69,952	75,223	(7.0)	216,314	230,295	(6.1)
Provision for possible loan losses	1,954	(196)	(1,096.9)	2,633	2,635	(.1)
Non-interest income	40,058	40,883	(2.0)	127,697	120,613	5.9
Non-interest expense	69,028	64,620	6.8	215,605	189,633	13.7
Net income	26,593	35,468	(25.0)	85,226	106,500	(20.0)

Per common share (adjusted for stock dividends):
Basic	$.42	$.56	(25.0)%	$1.35	$1.67	(19.2)%
Diluted	.42	.55	(23.6)	1.33	1.65	(19.4)

Net Income

Net income for the first nine months of 2006 was negatively impacted by a $8.9 million, net of tax, charge to operations as a result of the loss of a IRS tax lawsuit that was litigated during the third quarter of 2005 in the Federal District Court in San Antonio, Texas and that relates to certain leasing transactions previously discussed in Footnote 17 of the Notes to Consolidated Financial Statements set forth in the Company’s 2005 Annual Report.  Because of the trial court judgment issued on March 31, 2006, the uncertainty of the outcome at the appellate level and the similarity between the litigated lawsuit and the other tax case that is pending, the Company took the $8.9 million charge, net of tax. Net income for the first nine months of 2005 was positively impacted by a $5.6 million distribution, net of tax, from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley, received in the first and second quarter 2005.  The Company, as a member of the PULSE EFT Association received the cash distributions based in part upon its volume of transactions through the PULSE network.

In the third quarter 2006, the Company incurred a securities loss of $880,000, after tax, to reposition a portion of its securities portfolio.  Additionally, a loss of $836,000, after tax, was recorded to reflect the Company’s share of losses on an equity investment held by its lead bank.  Net income for the third quarter of 2006 and 2005 was positively affected by gains of sales of loans of $763,000 and $1.9 million, after tax, respectively.  Additionally, net income has been negatively impacted by the inverted yield curve and increasing competition for deposits.  The Company has also been negatively impacted by the increasing de novo branching activity by the Company in its markets resulting in 20 new branches in 2006 and 32 new branches in 2005.  The Company believes that the de novo branching will help in attracting new low cost deposits and loans and also help with the retention of current customers as more out of market banks expand their branching activities in Texas; however, the Company realizes that there is a certain amount of time before each branch becomes profitable and thus negatively impacts earnings in the short term.  The Company has continued to foster the growth of loans to improve net interest income; however, this process of expanding quality loan balances takes a certain amount of time and also increases the provision for loan losses in periods of expansion.

Net Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Interest income:
Loans, including fees	$104,837	$86,304	21.5%	$292,441	$250,974	16.5%
Federal funds sold	748	1,079	(30.7)	2,942	2,433	20.9
Investment securities:
Taxable	49,728	41,274	20.5	149,094	116,965	27.5
Tax-exempt	1,136	1,209	(6.0)	3,452	3,646	(5.3)
Other interest income	103	102	1.0	315	429	(26.6)

Total interest income	156,552	129,968	20.5	448,244	374,447	19.7

Interest expense:
Savings deposits	9,743	7,335	32.8	28,786	18,970	51.7
Time deposits	32,759	18,959	72.8	88,379	50,041	76.6
Securities sold under repurchase agreements	7,319	7,219	1.4	22,867	19,758	15.7
Other borrowings	29,423	16,403	79.4	74,157	41,836	77.3
Junior subordinated interest deferrable debentures	7,356	4,829	52.3	17,741	13,547	31.0

Total interest expense	86,600	54,745	58.2	231,930	144,152	60.9

Net interest income	$69,952	$75,223	(7.0)%	$216,314	$230,295	(6.1)%

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

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 25 for the September 30, 2006 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Service charges on deposit accounts	$21,324	$21,857	(2.4)%	$63,839	$62,761	1.7%
Other service charges, commissions and fees
Banking	7,451	6,094	22.3	21,680	18,372	18.0
Non-banking	6,000	3,241	85.1	14,011	7,352	90.6
Investment securities transactions, net	(1,353)	—	100.0	(943)	(181)	421.0
Other investments, net	3,389	3,802	(10.9)	15,346	11,665	31.6
Other income	3,247	5,889	(44.9)	13,764	20,644	(33.3)

Total non-interest income	$40,058	$40,883	(2.0)%	$127,697	$120,613	5.9%

The increase in non-banking service charges, commissions and fees for the three months ended and nine months ended September 30, 2006 can be attributed to additional income recognized by the Company’s investment services unit.  Other income for the first nine months of 2005 reflects a gain of $8,636,000 from a distribution resulting from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley, of which $7,363,000 was received in the first quarter 2005 and $1,273,000 was received in the second quarter.  Members of the PULSE EFT Association received these distributions based in part upon their volume of transactions through the PULSE network.

Non-Interest Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Employee compensation and benefits	$31,418	$28,518	10.2%	$91,042	$84,288	8.0%
Occupancy	6,919	6,269	10.4	19,667	17,655	11.4
Depreciation of bank premises and equipment	7,201	6,657	8.2	21,006	18,464	13.8
Professional fees	2,819	2,869	(1.7)	8,289	9,088	(8.8)
Stationery and supplies	1,568	1,297	20.9	4,469	4,048	10.4
Amortization of identified intangible assets	1,217	1,298	(6.2)	3,650	3,895	(6.3)
Advertising	2,891	2,996	(3.5)	8,935	8,404	6.3
Other	14,995	14,716	1.9	58,547	43,791	33.7

Total non-interest expense	$69,028	$64,620	6.8%	$215,605	$189,633	13.7%

The increase in other expense for the nine months ended September 30, 2006 can be attributed to the $13,640,000 in connection with the tax lawsuits (See Note 9 to the consolidated financial statements) expensed in the first quarter 2006.  Non-interest expense was also negatively affected by the aggressive de novo branching activity that has added 52 new branches in 2005 and 2006.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses decreased 16.5% to $64,933,000 at September 30, 2006 from $77,796,000 at December 31, 2005.  The provision for possible loan losses charged to expense decreased .1% to $2,633,000 for the nine months ended September 30, 2006 from $2,635,000 for the same period in 2005.  The decrease in the allowance for possible loan losses can be attributed to the charge off of loans acquired as part of the Local Financial Corporation (“LFIN”) acquisition.  The decrease in the provision for possible loan losses charged to expense can be attributed to the lack of substantial growth in the loan portfolio.  The allowance for possible loan losses was 1.3% of total loans, net of unearned income at September 30, 2006 and 1.7% at December 31, 2005.

Investment Securities

Investment securities increased 2.7% to $4,382,529,000 at September 30, 2006, from $4,269,327,000 at December 31, 2005.

Loans

Loans, net of unearned discounts increased 6.2% to $4,910,827,000 at September 30, 2006, from $4,625,692,000 at December 31, 2005.  The increase occurred despite the decline of loans as a result of the Company’s strategy to reduce the exposure to certain loan categories that LFIN employed prior to the acquisition by the Company.  LFIN had a national real estate group that loaned funds throughout the United States and after extensive review by the Company, the Company concluded the national real estate group goals were not consistent with the Company’s loan origination goals that emphasize risk, pricing and the desire to lend primarily in the markets that the Company occupies.

Deposits

Deposits increased .9% to $6,715,162, at September 30, 2006, from $6,656,426 at December 31, 2005.  The change in deposits is primarily the result of the Company’s internal sales program despite the Company strategically reducing certain deposit categories of LFIN such as brokered deposits and certain public fund deposits.  The Company decided not to continue the recruitment of brokered deposits and certain public funds because of the high expense associated with those types of funding sources and the lack of relationships those deposits carry.

Foreign Operations

On September 30, 2006, the Company had $10,690,326,000 of consolidated assets, of which approximately $311,128,000, or 2.9%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $281,947,000, or 2.7%, at December 31, 2005.  Of the $311,128,000, 77.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 21.5% is secured by foreign real estate; .3% is secured by foreign real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; and 1.0% is unsecured.

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

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.  The pro forma disclosures presented in Note 3 in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.  The fair value of stock options granted was estimated as the measurement date, which is generally the date of grant, using the Black-Sholes-Merton option-pricing model.  This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable.  Additionally, the model requires the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Sholes-Merton option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2006, shareholders’ equity was $824,861,000 compared to $792,867,000 at December 31, 2005, an increase of $31,994,000, or 4.0%.  The increase in shareholders’ equity can be attributed to the retention of earnings despite the increase in the amount of treasury stock recorded throughout the quarter, and the cash dividend paid to shareholders on May 1, 2006.

The Company had a leverage ratio of 7.37% and 7.26%, risk-weighted Tier 1 capital ratio of 12.60% and 12.97% and risk-weighted total capital ratio of 13.76% and 14.22% at September 30, 2006 and December 31, 2005, respectively.  The identified intangibles and goodwill of $317,820,000 as of September 30, 2006, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2006 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2006	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$42,000	$—	$—	$—	$42,000
Time deposits with banks	396	—	—	—	396
Investment securities	26,922	1,585,561	1,199,066	1,570,980	4,382,529
Loans, net of non-accruals	3,530,800	317,346	465,701	580,795	4,894,642

Total earning assets	$3,600,118	$1,902,907	$1,664,767	$2,151,775	$9,319,567

Cumulative earning assets	$3,600,118	$5,503,025	$7,167,792	$9,319,567

Rate sensitive liabilities

Time deposits	$1,490,899	$1,411,960	$376,096	$1,260	$3,280,215
Other interest bearing deposits	2,062,305	—	—	—	2,062,305
Securities sold under repurchase agreements	353,576	64,085	203,253	—	620,914
Other borrowed funds	2,166,800	—	—	72	2,166,872
Junior subordinated deferrable interest debentures	190,248	10,310	—	10,243	210,801

Total interest bearing liabilities	$6,263,828	$1,486,355	$579,349	$11,575	$8,341,107

Cumulative sensitive liabilities	$6,263,828	$7,750,183	$8,329,532	$8,341,107

Repricing gap	$(2,663,710)	$416,552	$1,085,418	$2,140,200	$978,460
Cumulative repricing gap	(2,663,710)	(2,247,158)	(1,161,740)	978,460
Ratio of interest-sensitive assets to liabilities	.58	1.28	2.87	185.90	1.12
Ratio of cumulative, interest-sensitive assets to liabilities	.58	.71	.86	1.12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2006, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity & Capital Resources” located on pages 17 through 20 of the Company’s 2005 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within specified time periods.  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)).  Based on the evaluation, which disclosed no material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, as of September 30, 2006, has expensed an additional $13,700,000, approximately.  The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, two tax matters were transferred to the Company. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency, of $7,000,000 was resolved with the IRS and as a result, the reserve is no longer required. The reserve was applied to the goodwill acquired as part of the LFIN acquisition. The Company will continue to monitor the IRS review of the remaining tax matter.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s 2005 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on March 9, 2006. Under the expanded stock repurchase program, the Company is authorized to repurchase up to $200,000,000 of its common stock through December 2006.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2006, a total of 4,824,411 shares had been repurchased under this program at a cost of $178,201,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $220,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $220,973,000 cap will occur in the future.  As of October 31, 2006, the Company has approximately $199,174,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended September 30, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 – July 31, 2006	26,000	28.60	26,000	$21,799,000
August 1 – August 31, 2006	8,698	28.64	6,812	21,550,000
September 1 – September 30, 2006	5,931	28.92	3,108	21,379,000
	40,629	$28.65	35,920

(1)          The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring on March 9, 2006.  The current program allows for the repurchase of up to $200,000,000 of treasury stock through December 2006 of which $21,379,000 remains.

Item 6.  Exhibits

  The following exhibits are filed as a part of this Report:

10(a) –International Bancshares Corporation 2006 Executive Incentive Compensation Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10 therein, under the Securities Exchange Act of 1934, filed by Registrant on From 8-K with the Securities and Exchange Commission on May 16, 2006, SEC File No. 09439.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 8, 2006	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 8, 2006	/s/ Imelda Navarro
Imelda Navarro
Treasurer