Form 10-K
period 2006-12-31
INTERNATIONAL BANCSHARES CORP
filed 2007-03-01
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number:  0-9439

INTERNATIONAL BANCSHARES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Texas	74-2157138
(State or other jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
organization)

1200 San Bernardo Avenue
Laredo, Texas 78042 - 1359
(Address of principal executive office and Zip Code)

(956) 722-7611
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $1,728,814,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 22, 2007, there were 63,015,435 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2006 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders (in Part III).

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

•                  Political instability in the United States or Mexico.

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

Item 1. Business

General

The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through more than 230 main banking and branch facilities located in more than 90 communities in South, Central and Southeast Texas and the State of Oklahoma.  The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979.  Effective June 7, 1995, the Company’s state of incorporation was changed from Delaware to Texas.  The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”).  As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB.  Effective March 13, 2000, the Company became certified as a financial holding company.  As a financial holding company, the Company may engage in a broad list of financial and non-financial activities.  The Company’s principal assets at December 31, 2006 consisted of all the outstanding capital stock of four Texas state banking associations (the “Banks” or “bank subsidiaries”).  All of the Company’s bank subsidiaries are members of the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Company’s philosophy focuses on customer service as represented by its motto, “We Do More.”  The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks’ branches are located to local advisory boards (the “local boards”). The local boards direct the operations of the branches, with the supervision of the lead Bank’s board of directors, and assist in introducing prospective customers to the Banks as well as developing or modifying products and services to meet customer needs.  The Banks function largely on a decentralized basis and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located.  In contrast to many of their principal competitors, the credit decisions of the Banks are made locally and promptly.  The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions.  Expense control is an essential element in the Company’s profitability.  The Company has centralized virtually all of the Banks’ back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services.

On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce (“IBC”), which is today the flagship bank of the Company, representing the majority of the Company’s banking assets.  IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas.  It is a wholly-owned subsidiary of the Company.  Since the acquisition of the flagship bank in 1980, the Company has formed three banks: (i) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas (“Commerce Bank”); (ii) International Bank of Commerce, Brownsville, a Texas state banking association which commenced operations in 1984, located in Brownsville, Texas (“IBC-Brownsville”); and (iii) International Bank of Commerce, Zapata, a Texas state banking association which commenced operations in 1984, located in Zapata, Texas (“IBC-Zapata”).

During the last several years, the Company has acquired various financial institutions and banking assets in its trade area and expanded its trade area to the State of Oklahoma.  The community-focus of the subsidiary banks and the involvement of the local boards has resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business and in many instances before other potential purchasers.  The Company’s decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market.

On December 1, 2006, the Company signed a definitive agreement pursuant to which the Company will acquire Southwest First Community, Inc. (“Southwest Community”), a bank holding company with approximately $129 million in assets that owns State Bank & Trust in Beeville, Texas and Commercial State Bank in Sinton, Texas.  The transaction is expected to close in the spring of 2007 and is subject to various closing conditions, including receipt of all requisite regulatory approvals.  The Board of Directors of both the Company and Southwest Community and the shareholders of Southwest Community have approved the transaction.

On June 18, 2004, the Company acquired Local Financial Corporation (“LFIN”), an Oklahoma based bank holding company with approximately $3.0 billion in assets.  The acquisition was effected pursuant to the Agreement and Plan of Merger dated as of January 22, 2004 (the “Merger Agreement”).  The Company paid consideration totaling approximately $276.6 million in cash and 2.11 million shares of Company common stock. The aggregate purchase price was $367.4 million.  Under the terms of the Merger Agreement, LFIN shareholders were entitled to elect to receive either cash or Company shares in the merger, subject to the requirement that 75% of LFIN’s shares be exchanged for cash and 25% be exchanged for Company stock.  Based on the elections of LFIN shareholders and the terms of the Merger Agreement, LFIN shares held by LFIN shareholders who elected to receive shares of Company common stock in the Merger and LFIN shareholders who did not timely make a cash/stock election were exchanged entirely for shares of Company common stock.  As to those LFIN shares for which an election to receive cash was timely made, each such share was exchanged for approximately $20.59 in cash and 0.033 shares of Company common stock.  The exchange rate for those LFIN shareholders receiving Company shares in the Merger was 0.5170 shares of Company common stock for each share of LFIN.

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

Website Access to Reports

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company’s internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company’s chief executive officer and financial officer).  The Company’s website also includes the charter for its Audit Committee.

Services and Employees

The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans.  Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere.  The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange.  Each bank subsidiary also offers other related services, such as credit cards, travelers’ checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services.  Additionally, each bank subsidiary makes available certain securities products through third party providers.  The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 360 automated teller machines, and through their over 230 branches situated in retail locations and shopping malls.  Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

The Company owns U.S. service mark registrations for “INTERNATIONAL BANK OF COMMERCE,” “WALL STREET INTERNATIONAL,” “INTERNATIONAL BANK OF COMMERCE CENTRE,” “OVERDRAFT COURTESY,” “IBC,” “IBC CONNECTION,” “IBC ELITE,” “IBC ELITE ADVANTAGE,” “IBC BANK,” “IBC OVERDRAFT COURTESY,” “BIZ RITE CHECKING,” “GOT YOU COVERED,” “OVERDRAFT COURTESY GOT YOU COVERED,” “FREEBEE” and a design mark depicting a bee character and “IT’S A BRIGHTER CHRISTMAS” as well as a design mark depicting the United States and Mexico and a design mark depicting “WALL STREET INTERNATIONAL.” In addition, the Company owns Texas service mark registrations for “RITE CHECK,” “THE CLUB,” “WALL STREET INTERNATIONAL,” “INTERNATIONAL BANK OF COMMERCE,” “WE DO MORE,” and design marks depicting “CHECK’N SAVE” and “WALL STREET INTERNATIONAL,” as well as a design mark depicting the United States and Mexico.  The Company also owns Oklahoma service mark registrations for “CHECK ‘N SAVE,” “RITE CHECKING,” “THE CLUB,” and “WE DO MORE.”  Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company’s bank subsidiaries is diverse in nature. There has been no material effect upon the Company’s capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

As of December 31, 2006, the Company and its subsidiaries employed approximately 2,737 persons full-time and 690 persons part-time.

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

The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company’s bank subsidiaries.  Such deposits comprised approximately 30%, 28% and 28% of the bank subsidiaries’ total deposits as of December 31, 2006, 2005 and 2004, respectively.

Under the Gramm-Leach-Bliley Act (“GLBA”), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company which may then serve its customers’ varied financial needs through a single corporate structure.  GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

GENERAL-THE COMPANY.  In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions.  These laws comprehensively regulate the operations of the Company’s bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company.  Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures.  These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

FRB APPROVALS.  The Company is a registered bank holding company within the meaning of the BHCA, and is subject to supervision by the FRB and to a certain extent the Texas Department of Banking (the “DOB”).  The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries.  It is also subject to examination by the FRB.  Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks.  One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership.  Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

The BHCA and the Change in Bank Control Act of 1978 require that, depending on the circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring “control” of a bank holding company, such as the Company, subject to certain exceptions for certain transactions.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities where the bank holding company, such as the Company, has registered Securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

THE USA PATRIOT ACT.  On October 26, 2001, the President signed into law a comprehensive anti-terrorism legislation entitled Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the “Act”).  Title III of the Act constitutes the USA PATRIOT ACT.  The USA PATRIOT ACT and the regulations promulgated thereunder substantially expand and change the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Also, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.  In recent years, money laundering and the Bank Secrecy Act compliance emerged as bank regulatory enforcement priorities.  The Company has a program in place to monitor and enforce its policies on money laundering, corruption and bribery as well as its policies on prohibiting the use of Company assets to finance or otherwise aid alleged terrorist groups.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

OFFICE OF FOREIGN ASSETS CONTROL REGULATION.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others.  These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”).  The OFAC administered sanctions take many forms, including without limitation,  restrictions on trade or investment and the blocking of certain assets related to the designated foreign countries and nationals.  Blocked assets, which may include bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with the OFAC sanctions could have serious legal and reputational consequences.

FINANCIAL MODERNIZATION.  On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) was enacted.  This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers.  GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur.  Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.  In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of banks.

Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”).  The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000.  During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies.  Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Exchange Act.  As part of the LFIN acquisition, the Company acquired another securities firm registered under the Exchange Act, IBC Investments, Inc.  A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments.  As of December 31, 2006, the Company has made seven merchant banking investments.

In January 2001, the FRB and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments.  The investments that may be made under this new authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies, and are referred to as “merchant banking investments” in “portfolio companies.” Before making a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Exchange Act or a qualified insurance affiliate.  The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution.  The regulations place restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies.  The regulation also generally limits the ownership period of merchant banking investments to no more than ten years.

The FRB, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC have adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies.  The final rule was effective April 1, 2002 and applies a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases.

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

FINANCIAL PRIVACY.  Additionally under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.  Pursuant to the rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;  (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.  These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

INTERSTATE BANKING.  In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking Act”), which rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State.  Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State’s deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas.  As allowed by the Interstate Banking Act, the Company acquired LFIN, including its Oklahoma financial institution, during 2004.

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

COMPANY DIVIDENDS.  The FRB’s policy discourages the payment of dividends from borrowed funds and discourages payments that would affect capital adequacy.  The FRB has issued policy statements which generally state that bank holding companies should serve as a source of financial and managerial strength to their bank subsidiaries, generally should not pay dividends except out of current earnings, and should not borrow to pay dividends if the bank holding company is experiencing capital or other financial problems.

CROSS-GUARANTEE PROVISIONS.  The Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

AUDIT REPORTS.  Insured institutions with total assets of $1 billion or more must submit annual audit reports prepared by independent auditors to federal and state regulators, as well as certain certifications.  In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement.  Auditors must receive examination reports and examination related correspondence.  In addition, financial statements prepared in accordance with accounting principles generally accepted in the United States of America, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to federal and state regulators.  For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only.  The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

During 1999, the SEC and the National Association of Securities Dealers adopted new rules, which became effective during 2000, to improve the function of corporate audit committees. The new rules require, among other things, that the audit committee review and assess the adequacy of its charter on an annual basis, that independent auditors review public companies’ interim financial information prior to filing with the SEC and that companies include in their proxy statements certain information about their audit committees.  The bank subsidiaries of the Company satisfy the annual audit requirement by relying on the audit of the Company.  The Company is also subject to the enhanced audit committee requirements set forth in the Sarbanes-Oxley Act of 2002.

GENERAL - BANK SUBSIDIARIES.  All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas DOB and the FDIC.

DEPOSIT INSURANCE.  All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor.  Deposits of each of the bank subsidiaries are insured by the FDIC through the Deposit Insurance Fund (“DIF”) to the extent provided by law.  The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating.  During 2006, the bank subsidiaries of the Company were not required to pay any deposit insurance premiums; however, the bank subsidiaries may be required to pay deposit insurance premiums in the future due to declines in the insurance fund or increases in the amount of insurance coverage.  Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank subsidiaries of the Company received a one-time assessment that can be applied against future premiums, subject to certain limitations.  During 2006, the bank subsidiaries of the Company paid Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as a collection agent.  The FICO is a mixed-ownership government corporation whose sole purpose was to serve as a financing vehicle for the defunct Federal Savings & Loan Insurance Corporation.

CAPITAL ADEQUACY.  The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements.  At December 31, 2006, the Company’s ratio of total capital-to-risk-weighted assets was 13.61%.  The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets.  At least one-half of the minimum total capital must be comprised of Tier 1 Capital elements.  Tier 1 Capital of the Company is comprised of common shareholders’ equity and permissible amounts related to the trust preferred securities.  The deductible core deposit intangibles and goodwill of $316,604,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company’s leverage ratio at December 31, 2006 was 7.36%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the guidelines indicate that the FRB will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.  For a bank holding company to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  After the transition period, the Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital.

Each of the Company’s bank subsidiaries is subject to similar capital requirements adopted by the FDIC.  Each of the Company’s bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2006.  As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA.  The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions.  Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%.  An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively.  The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized.  Based on the Company’s and each of the bank subsidiaries’ capital ratios as of December 31, 2006, the Company and each of the bank subsidiaries were classified as “well capitalized” under the applicable regulations.

In 1995, in accordance with FDICIA, the FDIC modified its risk-based capital adequacy guidelines to explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank’s capital adequacy.  In 1996 the bank regulatory agencies introduced risk-based examination procedures.  Effective January 1, 1997, the federal banking agencies jointly adopted regulations that amend the risk-based capital standards to incorporate measures for market risk.  Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk.  Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks.  The Company does not have any Tier 3 capital.  On December 19, 1996, the Federal Financial Institutions Examination Council (the “FFIEC”) revised the Uniform Financial Institutions Rating System commonly referred to as the CAMEL rating system.  A sixth component addressing sensitivity to market risk was added.  Sensitivity to market risk reflects the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or economic capital.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”).  The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  In June 2004, the BIS released a new capital accord to replace the 1988 capital accord with an update in November 2005 (“BIS II”).  BIS II would set capital requirements for operational risk, and refine the existing capital requirements for credit risk and market risk exposures.  The United States federal banking agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II.  During 2006, the banking agencies issued two notices of proposed rulemaking related to BIS II.  The proposed regulatory changes distinguish between internationally active banking organizations and other banking organizations, although the other organizations may opt to be treated as an internationally active organization.  The Company is not an internationally active organization under the provisions of BIS II and has not determined whether it would opt to apply the BIS II provisions applicable to internationally active organizations.  The Company cannot predict the timing or final form of the United States rules implementing BIS II and their impact on the Company.  The new capital requirements under the new BIS II could increase the minimum capital requirements applicable to the Company and its subsidiaries.

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

DEPOSITOR PREFERENCE.  Because the Company is a legal entity separate and distinct from its bank subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors.  In the event of a liquidation or other resolution of a subsidiary bank, the claims of depositors and other general or subordinated creditors of the bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

CRA.  Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution.  The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating.  The FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  Each bank subsidiary received a “satisfactory” CRA rating in its most recently completed examination.  Further, there are fair lending laws which prohibit discrimination in connection with lending decisions.

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

AFFILIATE TRANSACTIONS.  The Company, IBC and the other bank subsidiaries of the Company are “affiliates” within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate’s stock or other securities, and on acceptance of such stock or other securities as collateral for loans.  Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations.  Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary’s capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary’s capital and surplus.  Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies.  Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions.  On October 31, 2002, the Board of Governors of the Federal Reserve System adopted a final rule (Regulation W) to implement comprehensively sections 23A and 23B of the Federal Reserve Act and provides several new exemptions consistent with the purposes of the statute.  The final rule combines statutory restrictions on transactions between a member bank and its affiliates with numerous Board interpretations and exemptions in an effort to simplify compliance with sections 23A and 23B.  The final rule was effective April 1, 2003.

INSIDER LOANS.  The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies.  These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

DIVIDENDS.  The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries.  The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above.  The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law.  A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  Dividends may not be paid from “certified surplus,” which is designated by the Board of Directors of a Texas banking association from undivided profits in connection with the establishment of the bank’s lending limit.  Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice.  At December 31, 2006, there was an aggregate of approximately $140,250,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as “well capitalized,” excluding the certified surplus of each bank.  Further, the Company could expend the entire $140,250,000 and continue to be classified as “well capitalized”.  Note 20 of Notes to Consolidated Financial Statements of the Company located on page 69 of the 2006 Annual Report is incorporated herein by reference.

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

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks and uncertainties the Company describes below and the other information in this Annual Report or incorporated by reference before deciding to invest in, or retain, shares of the Company’s common stock.  These are not the only risks and uncertainties that the Company faces.  Additional risks and uncertainties that the Company does not know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm the Company’s business operations or adversely affect the Company.  If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be materially harmed.

Risks Related to the Company’s Business

Losses from loan defaults may exceed the allowance the Company establishes for that purpose, which could have an adverse effect on the Company’s business.

Losses from loan defaults may exceed the allowance the Company establishes for that purpose.  Like all financial institutions, the Company maintains an allowance for possible loan losses to provide for losses inherent in the loan portfolio.  The allowance for possible loan losses reflects management’s best estimate of probable loan losses in the loan portfolio at the relevant balance sheet date.  This evaluation is primarily based upon a review of the Company and the Company’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors.  The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  As a result, the Company’s allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company’s earnings.  The Company believes its allowance for possible loan losses is adequate at December 31, 2006.

If real estate values in the Company’s target markets decline, the loan portfolio would be impaired.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate located in the markets served by the Company.  Real estate values and real estate markets are generally affected by, among other things, changes in national, regional, or local economic conditions;  fluctuations in interest rates and the availability of loans to potential purchases, changes in the tax laws and other governmental statutes, regulations, and policies;  and acts of nature.  If real estate prices decline significantly in any of these markets, the value of the real estate collateral securing the Company’s loans would be reduced.  Such a reduction in the value of the Company’s collateral could increase the number of impaired loans and adversely affect the Company’s financial performance.

The Company’s subsidiary banks face strong competition in their market areas, which may limit their asset growth and profitability.

The Company’s primary market areas are South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma.  The banking business in these areas is extremely competitive, and the level of competition facing the Company may increase further, which may limit the growth and profitability of the Company.  Each of the Company’s subsidiary banks experience competition in both lending and attracting funds from other banks, savings institutions, credit unions and non-bank financial institutions located within its market area, many of which are significantly larger institutions.  Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies, and mutual funds.  For loans, the Company encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, and securities firms.

The Company relies, in part, on external financing to fund the Company’s operations and the unavailability of such funds in the future could adversely impact the Company’s growth strategy and prospects.

The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank (“FHLB”) of Dallas and other borrowings to fund its operations.  The subsidiary banks have also historically relied on certificates of deposit.  While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2006.  Jumbo deposits tend to be a more volatile source of funding.  Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect the Company’s financial performance.

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

Changes in the interest rate environment may reduce the Company’s profits.  The Company expects that the bank subsidiaries will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.

The Company is subject to extensive regulation which could adversely affect the Company including changes in U.S.-Mexico trade and travel along the Texas border.

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations.  Because the Company’s business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change.  There can be no assurance that there will be no laws, rules or regulations adopted in the future, which could make compliance more difficult or expensive, or otherwise adversely affect the Company’s business, financial condition or prospects.  Additionally, any reductions in border crossings and commerce resulting from the Homeland Security Programs called “US-VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigration Responsibility Act of 1996 could affect the Company negatively, and any possible negative consequences from an adverse immigration law could also have a negative affect on the Company’s operations.

The effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions could adversely affect the Company.

The Company is currently involved in lawsuits with the IRS relating to two lease-financing transactions that the Company entered into through two subsidiary partnerships.  In 2006, the trial court rendered a judgment against the Company on one of the lawsuits.  The Company has appealed the trial court’s decision.  The Company has expensed approximately $25,700,000 in connection with the lawsuits, which amount is the total of tax adjustments due and the interest due on such adjustments for both lawsuits.  No reliable prediction can be made at this time as to the likely outcome of the lawsuits; however, if the lawsuits are decided adversely to the partnerships, the Company will not be refunded all or a portion of the $25,700,000 that the Company has expensed in connection with the lawsuits.

The Company’s potential future acquisitions could be adversely affected by a number of factors.

Acquisitions of other financial institutions have been a key element of the Company’s growth.  There are a number of factors that may impact the ability of the Company to continue to grow through acquisition transactions, including strong competition from other financial institutions who are active or potential acquirors of financial institutions in the existing or future markets of the Company.

The Company relies heavily on its chief executive officer.

The Company has experienced substantial growth in assets and deposits during the past, particularly since Dennis E. Nixon became our President in 1979.  Although Mr. Nixon is the chief executive officer and one of the substantial shareholders, the Company does not have an employment agreement with Mr. Nixon and the loss of his services could have a material adverse effect on the Company’s business and prospects.

Risks Related to the Company’s Industry

Changes in economic and political conditions could adversely affect the Company’s earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

The Company’s success depends, to a certain extent, upon economic and political conditions, local, national and international with respect to Mexico, as well as governmental monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, changes in capital markets, money supply, political issues, legislative and regulatory changes and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings.  The Company is particularly affected by conditions in its primary market areas of South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma.

The Company depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

If the Company does not adjust to rapid changes in the financial services industry, its financial performance may suffer.

The Company’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers and its ability to stay abreast of technological innovations and evaluate those technologies that will enable it to compete on a cost-effective basis.

In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, the Company’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one-stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past.  The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.  Such changes in the financial industry may result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Further, the costs of new technology, including personnel, can be high in both absolute and relative terms.  There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company and the needs of our customers.

Risks Related to the Company’s Stock

The Company’s stock price may be volatile.

Several factors could cause the Company’s stock price to fluctuate substantially in the future.  These factors include:

•              Actual or anticipated variations in earnings;

•              The Company’s announcements of developments related to its businesses;

•              Operating and stock performance of other companies deemed to be peers;

•              New technology used or services offered by traditional and non-traditional competitors;

•              News reports of trends, concerns and other issues related to the financial services industry; and

•              Changes in the Company’s ability to pay dividends.

The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance.  General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

Item 1B.  Unresolved Staff Comments

N/A

Item 2.  Properties

The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 125,000 square feet.  The bank subsidiaries of IBC have over 230 main banking and branch facilities.  All the facilities are customary to the banking industry.  The bank subsidiaries own most of their banking facilities and the remainder are leased.  The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment.  None of the Company’s bank subsidiaries exceeds such limitation.

Item 3.  Legal Proceedings

The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages.  The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.  Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 66 of the 2006 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

Since the 2006 Annual Meeting of Shareholders of the Company held on May 15, 2006, no matter was submitted to a vote of Registrant’s security holders through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2007 annual Meeting of shareholders and until his successor is duly elected and qualified.

			Officer of
			the
			Company
Name	Age	Position of Office	Since

Dennis E. Nixon	64	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979

R. David Guerra	54	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986

Imelda Navarro	49	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

There are no family relationships among any of the named persons.  Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 26 through 28 of Registrant’s 2006 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of Registrant’s 2006 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 26 of Registrant’s 2006 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of Registrant’s 2006 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 31 through 77 of Registrant’s 2006 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 79 and 80 of Registrant’s 2006 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the “Corporation”) with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f ) of the Securities Exchange Act of 1934.   The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2006, management assessed the effectiveness of the design and operation of the Corporation’s internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that International Bancshares Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that International Bancshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, International Bancshares Corporation and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of International Bancshares Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, TX
February 28, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2007 Annual Meeting of Shareholders entitled “Election of Directors,” (ii) the first and second paragraphs of the portion entitled “Meetings and Committees of the Board of Directors,” (iii) the portion entitled “Code of Ethics,” (iv) that portion entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and (v) Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of the Company’s definitive proxy statement relating to the Company’s 2007 Annual Meeting of Shareholders entitled “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of the Company’s definitive proxy statement relating to the Company’s 2007 Annual Meeting of Shareholders entitled “Principal Shareholders,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of the Company’s definitive proxy statement relating to the Company’s 2007 Annual Meeting of Shareholders entitled “Interest of Management in Certain Transactions.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company’s definitive proxy statement relating to the Company’s 2007 Annual Meeting of Shareholders entitled “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents

1.                                               The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2006 Annual Report to Shareholders filed as an exhibit hereto and they include:

Report of Independent Registered Public Accounting Firm

Consolidated:

Statements of Condition as of December 31, 2006 and 2005

Statements of Income for the years ended December 31, 2006, 2005 and 2004

Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

(3)(b)*-Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference to Exhibit 3(c) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.

(3)(c)* -Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002 incorporated herein by reference to Exhibit 3(d) of the Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.

(3)(d)* - Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 20, 2005, SEC File No. 09439.

(3)(e)* - Restated By-Laws of International Bancshares Corporation incorporated herein by reference to Exhibit 3(b) of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.

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

(10c)*+-2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, under the Securities Exchange Act of 1934, filed by the Company on Form 8-K with the Securities and Exchange Commission on April 1, 2005, SEC File No. 09439.

(10d)* - Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.

(13)**  —International Bancshares Corporation 2006 Annual Report

(21)   —List of Subsidiaries of International Bancshares Corporation as of February x, 2007

(23)   —Consent of Independent Registered Public Accounting Firm

(31a)   —Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31b)  —Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32a)++  —Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32b)++  —Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

+ Executive Compensation Plans and Arrangements

** Deemed filed only with respect to those portions thereof incorporated herein by reference

++ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION
(Registrant)

By:	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon	President and Director	March 1, 2007
Dennis E. Nixon	(Principal Executive Officer)

/s/ Imelda Navarro	Treasurer	March 1, 2007
Imelda Navarro	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Lester Avigael	Director	March 1, 2007
Lester Avigael

/s/ Irving Greenblum	Director	March 1, 2007
Irving Greenblum

/s/ R. David Guerra	Director	March 1, 2007
R. David Guerra

/s/ Daniel B. Hastings, Jr.	Director	March 1, 2007
Daniel B. Hastings, Jr.

/s/ Richard E. Haynes	Director	March 1, 2007
Richard E. Haynes

/s/ Sioma Neiman	Director	March 1, 2007
Sioma Neiman

/s/ Peggy J. Newman	Director	March 1, 2007
Peggy J. Newman

/s/ Leonardo Salinas	Director	March 1, 2007
Leonardo Salinas

/s/ Antonio R. Sanchez, Jr.	Director	March 1, 2007
Antonio R. Sanchez, Jr.

Exhibit Index

Exhibit 13 -	International Bancshares Corporation 2006 Annual Report, Exhibit 13, page 1

Exhibit 21 -	List of Subsidiaries of International Bancshares Corporation as of February 22, 2007

Exhibit 23 -	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a) -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002