Form 10-Q
period 2007-03-31
INTERNATIONAL BANCSHARES CORP
filed 2007-05-10
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  ☒                             Accelerated Filer  ☐                             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	63,105,581 shares outstanding at May 2, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
Assets

Cash and due from banks	$269,969	$268,207
Federal funds sold	85,250	29,000

Total cash and cash equivalents	355,219	297,207

Time deposits with banks	43,602	396

Investment securities:
Held-to-maturity (Market value of $2,375 on March 31, 2007 and December 31, 2006)	2,375	2,375
Available-for-sale (Amortized cost of $4,525,954 on March 31, 2007 and $4,548,236 on December 31, 2006)	4,494,956	4,488,078

Total investment securities	4,497,331	4,490,453

Loans, net of unearned discounts	5,197,225	5,034,810
Less allowance for possible loan losses	(65,941)	(64,537)

Net loans	5,131,284	4,970,273

Bank premises and equipment, net	397,209	390,323
Accrued interest receivable	58,107	57,288
Other investments	344,522	345,988
Identified intangible assets, net	35,424	34,358
Goodwill, net	282,884	282,246
Other assets	80,911	42,922

Total assets	$11,226,493	$10,911,454

	March 31,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,474,239	$1,453,476
Savings and interest bearing demand	2,375,117	2,204,451
Time	3,363,401	3,331,991

Total deposits	7,212,757	6,989,918

Securities sold under repurchase agreements	898,082	706,335
Other borrowed funds	1,927,362	2,095,576
Junior subordinated deferrable interest debentures	211,016	210,908
Other liabilities	96,120	66,661

Total liabilities	10,345,337	10,069,398

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 86,433,970 shares on March 31, 2007 and 86,224,046 shares on December 31, 2006	86,434	86,224
Surplus	140,210	138,247
Retained earnings	879,895	861,251
Accumulated other comprehensive loss	(19,965)	(40,390)
	1,086,574	1,045,332

Less cost of shares in treasury, 23,382,850 shares on March 31, 2007 and 23,312,331 shares on December 31, 2006	(205,418)	(203,276)

Total shareholders’ equity	881,156	842,056

Total liabilities and shareholders’ equity	$11,226,493	$10,911,454

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Interest income:
Loans, including fees	$109,256	$90,402
Federal funds sold	696	1,376
Investment securities:
Taxable	51,656	49,256
Tax-exempt	1,131	1,172
Other interest income	116	111

Total interest income	162,855	142,317

Interest expense:
Savings deposits	13,096	8,904
Time deposits	35,037	26,199
Securities sold under repurchase agreements	8,322	7,872
Other borrowings	27,205	20,005
Junior subordinated interest deferrable debentures	4,419	5,024

Total interest expense	88,079	68,004

Net interest income	74,776	74,313

Provision for possible loan losses	1,361	597

Net interest income after provision for possible loan losses	73,415	73,716

Non-interest income:
Service charges on deposit accounts	20,225	20,998
Other service charges, commissions and fees
Banking	8,118	6,928
Non-banking	4,944	3,989
Investment securities transactions, net	(17,167)	—
Other investments, net	5,783	4,573
Other income	4,337	4,130

Total non-interest income	26,240	40,618

	Three Months Ended
	March 31,
	2007	2006

Non-interest expense:
Employee compensation and benefits	$31,193	$29,472
Occupancy	7,040	6,242
Depreciation of bank premises and equipment	7,556	6,744
Professional fees	2,678	2,931
Stationery and supplies	1,481	1,558
Amortization of identified intangible assets	1,209	1,217
Advertising	3,251	2,956
Other	17,660	27,737

Total non-interest expense	72,068	78,857

Income before income taxes	27,587	35,477

Minority interest in consolidated subsidiaries	78	—
Provision for income taxes	8,865	11,502

Net income	$18,644	$23,975

Basic earnings per common share:

Weighted average number of shares outstanding:	63,014,050	63,492,138

Net income	$.30	$.38

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	63,524,892	64,170,136

Net income	$.29	$.37

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2007	2006

Net income	$18,644	$23,975

Other comprehensive income, net of tax

Net unrealized holding gains (losses) on securities available for sale arising during period	43,022	(963)
Reclassification adjustment for loss on equity investment included in net income	(2,551)	—
Reclassification adjustment for losses on securities available for sale included in net income	(20,046)	—

Comprehensive income	$39,069	$23,012

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:

Net income	$18,644	$23,975

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	1,361	597
Amortization of loan premiums	175	372
Depreciation of bank premises and equipment	7,556	6,744
(Gain) loss on sale of bank premises and equipment	(214)	13
Depreciation and amortization of leased assets	542	542
Accretion of investment securities discounts	(162)	(113)
Amortization of investment securities premiums	1,068	987
Investment securities transactions, net	153	—
Impairment on investment securities	17,014	—
Amortization of junior subordinated debenture discounts	108	147
Amortization of identified intangible assets	1,209	1,217
Stock based compensation expense	179	234
Earnings from affiliates and other investments	(1,394)	(3,339)
Deferred tax benefit	(6,297)	(6,686)
Increase in accrued interest receivable	(301)	(624)
Net (increase) decrease in other assets	(38,446)	7,147
Net increase in other liabilities	25,331	18,911

Net cash provided by operating activities	26,526	50,124

Investing activities:

Proceeds from maturities of securities	3,250	1,810
Proceeds from sales of available for sale securities	39,538	—
Purchases of available for sale securities	(243,902)	(363,561)
Principal collected on mortgage-backed securities	225,074	185,953
Maturities of time deposits with banks	3,465	—
Net increase in loans	(129,609)	(27,131)
Purchases of other investments	(1,278)	(1,620)
Distributions of other investments	6,688	6,247
Purchases of bank premises and equipment	(13,723)	(18,393)
Proceeds from sale of bank premises and equipment	820	259
Adjustment to goodwill related to prior acquisition (Note 10)	5,885	—
Cash paid in purchase transaction	(23,470)	—
Cash acquired in purchase transaction	30,772	—

Net cash used in investing activities	(96,490)	(216,436)

	Three Months Ended
	March 31,
	2007	2006

Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(8,575)	$53,823
Net increase (decrease) in savings and interest bearing demand deposits	114,045	(11,459)
Net (decrease) increase in time deposits	(632)	79,564
Net increase in securities sold under repurchase agreements	191,747	2,204
Net change in other borrowed funds	(168,461)	(55,001)
Purchase of treasury stock	(2,142)	(14,590)
Proceeds from stock transactions	1,994	709

Net cash provided by financing activities	127,976	55,250

Increase (decrease) in cash and cash equivalents	58,012	(111,062)

Cash and cash equivalents at beginning of period	297,207	458,118

Cash and cash equivalents at end of period	$355,219	$347,056

Supplemental cash flow information:
Interest paid	$85,580	$68,940
Income taxes paid	506	—
Adjustment to goodwill arising from acquisition (Note 10)	2,076	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation, as well as the GulfStar Group in which the Company owns a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

All per share data presented has been restated to reflect the stock splits effected through stock dividends, Note 9.

On January 1, 2007, the Company changed its accounting policy related to accounting for contingencies in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  See Note 10 – Commitments, Contingent Liabilities and Other Tax Matters.

Note 2 –Acquisition

On March 16, 2007, the Company completed its acquisition of Southwest First Community, Inc. (“Southwest Community”), a bank holding company with approximately $133 million in assets that owned State Bank & Trust in Beeville, Texas and Commercial State Bank in Sinton, Texas.  The transaction was pursuant to the Agreement and Plan of Merger dated  December 1, 2006 (the “Merger Agreement”).  The Company paid consideration totaling $23.5 million in cash.

Note 3 – Loans

A summary of net loans, by loan type at March 31, 2007 and December 31, 2006 is as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, financial and agricultural	$2,400,348	$2,337,573
Real estate – mortgage	761,209	785,401
Real estate – construction	1,526,265	1,404,186
Consumer	198,476	198,580
Foreign	310,996	309,144

Total loans	5,197,294	5,034,884

Unearned discount	(69)	(74)

Loans, net of unearned discount	$5,197,225	$5,034,810

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	2007	2006
	(Dollars in Thousands)

Balance at December 31,	$64,537	$77,796

Losses charged to allowance	(1,249)	(5,631)
Recoveries credited to allowance	238	333
Net losses charged to allowance	(1,011)	(5,298)

Provision charged to operations	1,361	597
Allowance acquired in acquisition (Note 2)	1,054	—

Balance at March 31,	$65,941	$73,095

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

The following table details key information regarding the Company’s impaired loans:

	March 31,	December 31,
	2007	2006
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$19,878	$22,909
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$19,878	$22,909

Allowance allocated to impaired loans	$6,446	$7,171

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $22,633,000 and $25,684,000 for March 31, 2007 and December 31, 2006, respectively.  The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2007 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of March 31, 2007, 114,863 shares were available for future grants under the 2005 Plan.

Through March 31, 2007, the Company has granted non-qualified stock options exercisable for a total of 140,382 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group.  The grants were not made under either the 1996 Plan or the 2005 Plan.  The options are exercisable for a period of seven years and vest in equal increments over a period of five years.  All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on the date of grant.

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

A summary of option activity under the stock option plans for the three months ended March 31, 2007 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2006	1,378,150	$17.22
Plus: Options granted	27,750	29.55
Less:
Options exercised	209,924	9.48
Options expired	—	—
Options forfeited	19,320	25.26
Options outstanding at March 31, 2007	1,176,656	$18.76	3.37	$12,906,000

Options fully vested and exercisable at March 31, 2007	768,740	$13.52	1.76	$12,460,000

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2007 was approximately $179,000.  As of March 31, 2007 there was approximately $1,773,000, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.8 years.

Note 6 - Investment Securities

The Company classifies debt and equity securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such classifications are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading”, while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary.

At March 31, 2007, the Company wrote down approximately $732.0 million of investment securities to fair value, which resulted in an impairment charge of approximately $17.0 million. The write down is a result of the Company’s strategic identification of certain investment securities to be sold in 2007 with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings. The investments identified for sale were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short term-rate. The sale of the securities will facilitate a repositioning of the balance sheet to a more neutral position in terms of interest rate risk and improve operating ratios.

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$15,209	$1,268
Mortgage-backed securities
Available-for-sale	4,369,476	4,376,284
States and political subdivisions
Available-for-sale	94,659	95,897
Other securities
Held to maturity	2,375	2,375
Available for sale	15,612	14,629

Total investment securities	$4,497,331	$4,490,453

Note 7 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2007, other borrowed funds totaled $1,927,362,000, a decrease of 8.0% from $2,095,576,000 at December 31, 2006.

Note 8 – Junior Subordinated Interest Deferrable Debentures

The Company has formed ten statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the LFIN acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The ten statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $20,620,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of March 31, 2007, the principal amount of debentures outstanding totaled $211,016,000.

On July 25, 2006, pursuant to the Indenture dated as of July 16, 2001, between the Company and The Bank of New York, as Trustee, the Company redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to International Bancshares Capital Trust II (“Trust II”) at a redemption price equal to approximately $27,998,000, which includes accrued interest to, but not including, the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of July 16, 2001 between the Company and The Bank of New York as Institutional Trustee, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of Trust II Floating Capital Securities and the Trust II Floating Rate Common Securities issued by Trust II.

On September 30, 2006, pursuant to the Indenture dated as of September 20, 2001, between Local Financial Corporation and The Bank of New York, as Trustee, the Company redeemed all of its Fixed Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to Local Financial Capital Trust I (“LFIN Trust I”) at a redemption price equal to approximately $41,155,625, which includes accrued interest to, but not including, the redemption date.

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

On December 8, 2006, pursuant to the Indenture dated as of November 28, 2001, between the Company and Wilmington Trust company, as Trustee, the Company redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”) issued to International Bancshares Capital Trust III (“Trust III”) at a redemption price equal to approximately $34,538,000, which includes accrued interest to, but not including, the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of November 28, 2001, between the Company and Wilmington Trust Company, as the Institutional Trustee and Delaware Trustee and the Administrators named therein, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of Trust III floating rate Capital Securities and the Trust III floating rate Common Securities issued by Trust III.

On June 9, 2006, the Company formed International Bancshares Corporation Capital Trust IX (“Trust IX”), its ninth statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On July 27, 2006, Trust IX issued $40,000,000 of Capital Securities.  The Capital Securities accrue interest for the first five years at a fixed rate of 7.10%, and subsequently at a floating rate of 1.62% over the London Interbank Offered Rate (“LIBOR”), and interest is payable quarterly beginning October 1, 2006.  The Trust IX Capital Securities will mature on October 1, 2036; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after October 1, 2011, or (b) in whole or in part within 90 days upon the occurrence of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust IX with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

On November 8, 2006, the Company formed International Bancshares Corporation Capital Trust X (“Trust X”), its tenth statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On November 15, 2006, Trust X issued $33,000,000 of Capital Securities.  The Capital Securities accrue interest for the first five years at a fixed rate of 6.66% and subsequently at a floating rate of 1.65% over the three month LIBOR, and interest is payable quarterly beginning February 1, 2007.  The Trust X Capital Securities will mature on February 1, 2037; however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after February 1, 2012, or (b) in whole or in part within 90 days upon the occurrence of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust X with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) of the Company, and are pari passu with one another.  The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts.  The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities.  The Company has the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to ten consecutive semi-annual periods on Trusts I, IV and LFIN Trust II and for up to twenty consecutive quarterly periods on Trusts V, VI, VII, VIII, IX and X and LFIN Trust III.  If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred.  The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For March 31, 2007, the total $211,016,000 of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2007:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,261	Fixed	10.18%	Fixed	June 2031	June 2011
Trust IV	$22,681	Semi-Annually	9.09%	LIBOR + 3.70	April 2032	April 2007
Trust V	$20,589	Quarterly	9.01%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,699	Quarterly	8.81%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	8.61%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,597	Quarterly	8.41%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Quarterly	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Quarterly	6.66%	Fixed	February 2037	February 2012
LFIN Trust II	$10,310	Semi-Annually	9.03%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	8.81%	LIBOR + 3.45	November 2032	November 2007
	$211,016

(1)          Trust IV was redeemed in April 2007 pursuant to the Indenture

(2)          Trust IX and Trust X accrue interest at a fixed rate for the first five years, then floating at LIBOR +1.62 and LIBOR +1.65 thereafter, respectively.

Note 9 – Common Stock and Dividends

Cash dividends of $.35 per share were paid on May 1, 2007 and May 1, 2006 to all holders of record on April 16, 2007 and April 17, 2006, respectively.  A 10% stock dividend will be paid on June 8, 2007 to all holders of record on May 21, 2007.

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 2, 2007, a total of 5,040,432 shares had been repurchased under this program at a cost of $184,796,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of May 2, 2007, the Company has approximately $205,769,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 10 – Commitments, Contingent Liabilities and Other Tax Matters

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  All appellate briefs have been filed and the parties are awaiting a decision on oral argument.  The other partnership tax case has been stayed by the same Court during the pendency of the appeal.

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, through December 31, 2006, has expensed an additional $13,700,000, approximately.  The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to continue to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, two tax matters were transferred to the Company. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency reserve of $7,000,000 was resolved with the IRS in September 2006 and as a result, the second tax contingency reserve is no longer required.  The reserve was applied to the goodwill acquired as part of the LFIN acquisition.  During the first quarter of 2007, the Company favorably resolved the issues with the IRS on the first tax contingency for approximately $7,000,000 plus interest accrued thereon.  The Company has applied the refund, including interest accrued prior to the LFIN acquisition, to the goodwill that resulted from the LFIN acquisition.  The Company has booked the remaining portion of the interest accrued on the tax matter subsequent to the LFIN acquisition to earnings.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits, thus, there was no change to the January 1, 2007 retained earnings balance.  The total amount of unrecognized tax benefits at January 1, 2007 is $32.5 million, of which $11.8 million would impact the Company’s effective tax rate, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007 the Company recorded no additional reserve to the existing $13.6 million liability for the payment of interest and penalties on issues under litigation.  The IRS has assessed approximately $11.8 million plus interest of $13.6 million on the issues under litigation.  The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.  The Company files income tax returns in the US federal jurisdiction and the State of Oklahoma.  The Company is not subject to examination by any taxing authority for any tax years prior to 2003.

Note 11 – Capital Ratios

The Company had a leverage ratio of 7.42% and 7.36%, risk-weighted Tier 1 capital ratio of 12.18% and 12.49% and risk-weighted total capital ratio of 13.28% and 13.61% at March 31, 2007 and December 31, 2006, respectively.  The identified intangibles and goodwill of $318,308,000 as of March 31, 2007, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

•                  Political instability in the United States and Mexico.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 230 facilities and more than 380 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net-interest income plus non-interest income.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers and whether the Company is being productive with its long term goals of providing superior returns to the Company’s shareholders.  The first quarter of 2007 was negatively affected by an impairment charge of $13.1 million, after tax, arising from a charge on certain investment securities.  This impairment charge negatively affected the efficiency ratio but does not necessarily reflect a long-term negative trend.  The first quarter of 2006 was negatively affected by a $8.9 million, net of tax expense recognized as part of the tax litigation.  Additionally, the Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added 41 branches in 2006 and the first quarter of 2007.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2007	December 31, 2006	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,226,493	$10,911,454	2.9%
Net loans	5,131,284	4,970,273	3.2
Deposits	7,212,757	6,989,918	3.2
Other borrowed funds	1,927,362	2,095,576	(8.0)
Junior subordinated deferrable interest debentures	211,016	210,908	0.1
Shareholders’ equity	881,156	842,056	4.6

Consolidated Statements of Income Information

	Quarter Ended	Quarter Ended	Percent Increas
	March 31, 2007	March 31, 2006	(Decrease)
	(Dollars in Thousands)

Interest income	$162,855	$142,317	14.4%
Interest expense	88,079	68,004	29.5
Net interest income	74,776	74,313.6
Provision for possible loan losses	1,361	597	128.0
Non-interest income	26,240	40,618	(35.4)
Non-interest expense	72,068	78,857	(8.6)
Net income	18,644	23,975	(22.2)

Per common share (adjusted for stock dividends):
Basic	$.30	$.38	(21.1)%
Diluted	.29	.37	(21.6)

Net Income

Net income for the first quarter of 2007 declined by 22.2% as compared to the first quarter of 2006.  Net income was negatively impacted by an impairment charge of $13.1 million, after tax, on certain investments.  A significant portion of the impairment charge is a result of the Company’s strategic identification of certain investment securities to be sold in 2007 with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified for sale were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities will facilitate a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improve operating ratios.  As a result of this decision, the Company marked the securities to market.

Net income for the first quarter of 2006 was negatively impacted by a $8.9 million, net of tax, charge to operations as a result of the loss of a IRS tax lawsuit that was litigated during the third quarter of 2005 in the Federal District Court in San Antonio, Texas and relates to certain leasing transactions previously discussed in Footnote 17 of the Notes to Consolidated Financial Statements set forth in the Company’s 2006 Annual Report.  Because of the trial court judgment, uncertainty of the outcome at the appellate level and the similarity between the litigated lawsuit and one that is pending, the Company took the $8.9 million charge, net of tax.

Net Interest Income

	Quarter Ended	Quarter Ended	Percent Increase
	March 31, 2007	March 31, 2006	(Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$109,256	$90,402	20.9%
Federal funds sold	696	1,376	(49.4)
Investment securities:
Taxable	51,656	49,256	4.9
Tax-exempt	1,131	1,172	(3.5)
Other interest income	116	111	4.5

Total interest income	162,855	142,317	14.4

Interest expense:
Savings deposits	13,096	8,904	47.1
Time deposits	35,037	26,199	33.7
Securities sold under repurchase agreements	8,322	7,872	5.7
Other borrowings	27,205	20,005	36.0
Junior subordinated interest deferrable debentures	4,419	5,024	(12.0)

Total interest expense	88,079	68,004	29.5

Net interest income	$74,776	$74,313	0.6

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

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 24 for the March 31, 2007 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$20,225	$20,998	(3.7)%
Other service charges, commissions and fees
Banking	8,118	6,928	17.2
Non-banking	4,944	3,989	23.9
Investment securities transactions, net	(17,167)	—	(100.0)
Other investments, net	5,783	4,573	26.5
Other income	4,337	4,130	5.0

Total non-interest income	$26,240	$40,618	(35.4)

The decrease in investment securities transactions can be attributed to a $17.0 million impairment charge recorded in connection with certain investment securities. The impairment charge is a result of the Company’s strategic identification of certain investment securities to be sold in 2007 with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified for sale were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities will facilitate a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improve operating ratios.  As a result of this decision, the Company marked the securities to market. The increase in non-banking service charges, commissions and fees in the first quarter 2007 can be attributed to additional income recognized by the Company’s investment services unit.  The increase in other investments can be attributed to the Company’s share of income on an equity method investee.  The increase in banking service charges, commissions and fees can be attributed to surcharge and interchange income for use of automated teller machines (ATM) and increased debit card usage by customers.

Non-Interest Expense

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$31,193	$29,472	5.8%
Occupancy	7,040	6,242	12.8
Depreciation of bank premises and equipment	7,556	6,744	12.0
Professional fees	2,678	2,931	(8.6)
Stationery and supplies	1,481	1,558	(4.9)
Amortization of identified intangible assets	1,209	1,217	(0.7)
Advertising	3,251	2,956	10.0
Other	17,660	27,737	25.0

Total non-interest expense	$72,068	$78,857	(8.6)

The increase in employee compensation and benefits can be attributed to increased fee income by its investment banking group and the de novo branching activity at the bank subsidiaries.  Other expense for the first quarter of 2006 reflects $13,640,000 paid to the IRS in connection with the tax lawsuits (See Note 10 to the consolidated financial statements).  Non-interest expense was also negatively affected by the aggressive de novo branching activity that has added 32 new branches in 2006 and nine branches in 2007, including three acquired in the Southwest First Community acquisition.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 2.2% to $65,941,000 at March 31, 2007 from $64,537,000 at December 31, 2006.  The provision for possible loan losses charged to expense increased 128.0% to $1,361,000 for the three months ended March 31, 2007 from $597,000 for the same period in 2006.  The increase in the provision for possible loan losses charged to expense can be attributed to the growth in the loan portfolio.  The allowance for possible loan losses was 1.3% of total loans, net of unearned income at March 31, 2007 and at December 31, 2006, respectively.

Investment Securities

Investment securities increased .2% to $4,497,331,000 at March 31, 2007, from $4,490,453,000 at December 31, 2006.  The Company recorded an impairment charge of $17,000,000 million in the first quarter 2007 related to certain identified investment securities.  The impairment charge is a result of the Company’s strategic identification of certain investment securities to be sold in 2007 with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified for sale were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities will facilitate a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improve operating ratios.  As a result of this decision, the Company marked the securities to market.

Loans

Loans, net of unearned discounts increased 3.2% to $5,197,225,000 at March 31, 2007, from $5,034,810,000 at December 31, 2006.  The increase in loans can be attributed to the Company’s expanded efforts to grow its loan balances.

Deposits

Deposits increased  3.2% to $7,212,757,000 at March 31, 2007, from $6,989,918,000 at December 31, 2006.  The change in deposits is primarily the result of the Company’s internal sales program and the acquisition of Southwest First Community, Inc.

Foreign Operations

On March 31, 2007, the Company had $11,226,493,000 of consolidated assets, of which approximately $310,997,000, or 2.8%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $309,144,000, or 2.8%, at December 31, 2006.  Of the $310,997,000, 76.6% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 22.5% is secured by foreign real estate; .2% is secured by foreign real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; and 0.7% is unsecured.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles in the preparation of the Company’s consolidated financial statements.  The significant accounting policies are described in the notes to the consolidated financial statements.  Certain accounting policies involve significant subjective judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R.  Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS No. 123R was adopted by the Company on January 1, 2006.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2007 and 2006 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2007, shareholders’ equity was $881,156,000 compared to $842,056,000 at December 31, 2006, an increase of $39,100,000, or 4.6%.

The Company had a leverage ratio of 7.42% and 7.36%, risk-weighted Tier 1 capital ratio of 12.18% and 12.49% and risk-weighted total capital ratio of 13.28% and 13.61% at March 31, 2007 and December 31, 2006, respectively.  The identified intangibles and goodwill of $318,308,000 as of March 31, 2007, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2007 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2007	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$85,250	$—	$—	$—	$85,250
Time deposits with banks	1,048	42,554	—	—	43,602
Investment securities	88,555	497,825	3,738,589	172,362	4,497,331
Loans, net of non-accruals	3,847,646	320,352	443,563	571,330	5,182,891

Total earning assets	$4,022,499	$860,731	$4,182,152	$743,692	$9,809,074

Cumulative earning assets	$4,022,499	$4,883,230	$9,065,382	$9,809,074

Rate sensitive liabilities

Time deposits	$1,465,413	$1,522,838	$373,439	$1,711	$3,363,401
Other interest bearing deposits	2,375,117	—	—	—	2,375,117
Securities sold under repurchase agreements	342,658	66,996	3,428	485,000	898,082
Other borrowed funds	1,927,292	—	—	70	1,927,362
Junior subordinated deferrable interest debentures	190,445	10,310	—	10,261	211,016

Total interest bearing liabilities	$6,300,925	$1,600,144	$376,867	$497,042	$8,774,978

Cumulative sensitive liabilities	$6,300,925	$7,901,069	$8,277,936	$8,774,978

Repricing gap	$(2,278,426)	$(739,413)	$3,805,285	$246,650	$1,034,096
Cumulative repricing gap	(2,278,426)	(3,017,839)	787,446	1,034,096
Ratio of interest-sensitive assets to liabilities	.64	.54	11.10	1.50	1.12
Ratio of cumulative, interest- sensitive assets to liabilities	.64	.62	1.10	1.12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of 2007, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 23 of the Company’s 2006 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within specified time periods.  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)).  Based on the evaluation, which disclosed no material weaknesses, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  All appellate briefs have been filed and the parties are awaiting a decision on oral argument.  The other partnership tax case has been stayed by the same Court during the pendency of the appeal.

The Company, through December 31, 2005, had previously expensed approximately $12,000,000 in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, through December 31, 2006, has expensed an additional $13,700,000, approximately.  The resultant approximately $25,700,000 expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to continue to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, two tax matters were transferred to the Company. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7,000,000. At December 31, 2003, LFIN had received approximately $2,000,000 of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2,000,000 received and did not recognize any benefit for the remaining $5,000,000. The second tax contingency reserve of $7,000,000 was resolved with the IRS in September 2006 and as a result, the second tax contingency reserve is no longer required.  The reserve was applied to the goodwill acquired as part of the LFIN acquisition.  During the first quarter of 2007, the Company favorably resolved the issues with the IRS on the first tax contingency for approximately $7,000,000 plus interest accrued thereon.  The Company has applied the refund, including interest accrued prior to the LFIN acquisition, to the goodwill that resulted from the LFIN acquisition.  The Company has booked the remaining portion of the interest accrued on the tax matter subsequent to the LFIN acquisition to earnings.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits, thus, there was no change to the January 1, 2007 retained earnings balance.  The total amount of unrecognized tax benefits at January 1, 2007 is $32.5 million, of which $11.8 million would impact the Company’s effective tax rate, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007 the Company recorded no additional reserve to the existing $13.6 million liability for the payment of interest and penalties on issues under litigation.  The IRS has assessed approximately $11.8 million plus interest of $13.6 million on the issues under litigation.  The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.  The Company files income tax returns in the US federal jurisdiction and the State of Oklahoma.  The Company is not subject to examination by any taxing authority for any tax years prior to 2003.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 2, 2007, a total of 5,040,432 shares had been repurchased under this program at a cost of $184,796,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of May 2, 2007, the Company has approximately $205,769,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended March 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January1 – January 31, 2007	51,535	30.63	16,310	$16,118,000
February 1 – February 28, 2007	6,144	30.35	2,988	15,932,000
March 1 – March 31, 2007	12,840	29.35	6,358	15,555,000
	70,519	$30.37	25,656

(1) The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring in May 2007.  The current program allows for the repurchase of up to $225,000,000 of treasury stock through December 2008 of which $40,204,000 remains.

Item 6.  Exhibits

The following exhibits are filed as a part of this Report:

3(f) – Amended and Restated By-Laws of International Bancshares Corporation as of April 2, 2007

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 10, 2007	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 10, 2007	/s/ Imelda Navarro
Imelda Navarro
Treasurer