Form 10-Q
period 2007-06-30
INTERNATIONAL BANCSHARES CORP
filed 2007-08-08
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	69,056,925 shares outstanding at
August 1, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
Assets

Cash and due from banks	$256,219	$268,207
Federal funds sold	124,000	29,000

Total cash and cash equivalents	380,219	297,207

Time deposits with banks	21,951	396

Investment securities:
Held-to-maturity (Market value of $2,325 on June 30, 2007 and $2,375 on December 31, 2006)	2,325	2,375
Available-for-sale (Amortized cost of $3,810,573 on June 30, 2007 and $4,548,236 on December 31, 2006)	3,768,993	4,488,078

Total investment securities	3,771,318	4,490,453

Loans, net of unearned discounts	5,127,584	5,034,810
Less allowance for possible loan losses	(66,938)	(64,537)

Net loans	5,060,646	4,970,273

Bank premises and equipment, net	411,340	390,323
Accrued interest receivable	54,518	57,288
Other investments	309,801	345,988
Identified intangible assets, net	34,166	34,358
Goodwill, net	283,198	282,246
Other assets	39,581	42,922

Total assets	$10,366,738	$10,911,454

	June 30,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand—non-interest bearing	$1,459,623	$1,453,476
Savings and interest bearing demand	2,353,327	2,204,451
Time	3,326,379	3,331,991

Total deposits	7,139,329	6,989,918

Securities sold under repurchase agreements	968,396	706,335
Other borrowed funds	1,066,414	2,095,576
Junior subordinated deferrable interest debentures	242,051	210,908
Other liabilities	76,311	66,661

Total liabilities	9,492,501	10,069,398

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,279,649 shares on June 30, 2007 and 94,846,451 shares on December 31, 2006	95,280	86,224
Surplus	142,205	138,247
Retained earnings	883,720	861,251
Accumulated other comprehensive loss	(26,780)	(40,390)
	1,094,425	1,045,332

Less cost of shares in treasury, 26,290,228 shares on June 30, 2007 and 25,643,564 shares on December 31, 2006	(220,188)	(203,276)

Total shareholders’ equity	874,237	842,056

Total liabilities and shareholders’ equity	$10,366,738	$10,911,454

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:
Loans, including fees	$112,723	$97,202	$221,979	$187,604
Federal funds sold	821	817	1,517	2,194
Investment securities:
Taxable	45,782	50,110	97,438	99,366
Tax-exempt	1,078	1,144	2,209	2,316
Other interest income	2,004	101	2,120	212

Total interest income	162,408	149,374	325,263	291,692

Interest expense:
Savings deposits	13,695	10,139	26,791	19,043
Time deposits	36,236	29,421	71,273	55,620
Securities sold under repurchase agreements	10,213	7,676	18,535	15,548
Other borrowings	18,177	24,728	45,382	44,733
Junior subordinated interest deferrable debentures	4,526	5,361	8,945	10,385

Total interest expense	82,847	77,325	170,926	145,329

Net interest income	79,561	72,049	154,337	146,363

Provision for possible loan losses	1,198	82	2,559	679

Net interest income after provision for possible loan losses	78,363	71,967	151,778	145,684

Non-interest income:
Service charges on deposit accounts	21,058	21,517	41,283	42,515
Other service charges, commissions and fees
Banking	8,843	7,301	16,961	14,229
Non-banking	3,887	4,022	8,831	8,011
Gain (loss) on investment securities transactions, net	2,257	410	(14,910)	410
Other investments, net	4,785	7,384	10,568	11,957
Other income	6,436	6,388	10,774	10,517

Total non-interest income	47,266	47,022	73,507	87,639

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Non-interest expense:
Employee compensation and benefits	$31,962	$30,152	$63,155	$59,624
Occupancy	8,303	6,506	15,343	12,748
Depreciation of bank premises and equipment	7,813	7,061	15,369	13,805
Professional fees	2,791	2,539	5,469	5,470
Stationery and supplies	1,490	1,343	2,971	2,901
Amortization of identified intangible assets	1,320	1,216	2,529	2,433
Advertising	3,169	3,088	6,420	6,044
Other	16,581	15,816	34,242	43,553

Total non-interest expense	73,429	67,721	145,498	146,578

Income before income taxes	52,200	51,268	79,787	86,745

Minority interest in consolidated subsidiaries	(78)	—	—	—
Provision for income taxes	17,688	16,610	26,553	28,112

Net income	$34,590	$34,658	$53,234	$58,633

Basic earnings per common share:

Weighted average number of shares outstanding:	69,313,121	69,399,418	69,314,282	69,619,164

Net income	$.50	$.50	$.77	$.84

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	69,686,149	70,117,255	69,820,072	70,350,981

Net income	$.50	$.49	$.76	$.83

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$34,590	$34,658	$53,234	$58,633

Other comprehensive income (loss), net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period	(6,815)	(22,090)	36,207	(23,053)
Reclassification adjustment for gains (losses) on securities available for sale included in net income	—	38	(22,597)	38

Comprehensive income	$27,775	$12,606	$66,844	$35,618

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:

Net income	$53,234	$58,633

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	2,559	679
Amortization of loan premiums	233	692
Accretion of time deposits with banks	(32)	—
(Increase) decrease in loans held for sale	(9,801)	12,462
Depreciation of bank premises and equipment	15,369	13,805
Gain on sale of bank premises and equipment	(2,431)	(522)
Depreciation and amortization of leased assets	1,083	1,083
Accretion of investment securities discounts	(321)	(222)
Amortization of investment securities premiums	2,076	2,022
Investment securities transactions, net	14,910	(410)
Amortization of junior subordinated debenture discounts	215	294
Amortization of identified intangible assets	2,529	2,433
Stock based compensation expense	369	467
Earnings from affiliates and other investments	(5,038)	(7,809)
Deferred tax benefit	(349)	(2,823)
Decrease (increase) in accrued interest receivable	3,288	(3,133)
Net decrease in other assets	2,347	1,987
Net increase in other liabilities	3,360	17,220

Net cash provided by operating activities	83,600	96,858

Investing activities:

Proceeds from maturities of securities	16,015	5,270
Proceeds from sales of available for sale securities	739,069	410
Purchases of available for sale securities	(484,958)	(575,121)
Principal collected on mortgage-backed securities	470,673	405,949
Maturities of time deposits with banks	25,084	—
Net increase in loans	(50,760)	(217,729)
Purchases of other investments	(5,412)	(1,866)
Distributions of other investments	49,187	4,771
Purchases of bank premises and equipment	(38,596)	(40,378)
Proceeds from sale of bank premises and equipment	5,966	9,421
Adjustment to goodwill related to prior acquisition (Note 10)	5,885	—
Cash paid in purchase transaction	(23,470)	—
Cash acquired in purchase transaction	30,772	—

Net provided by (used in) investing activities	739,455	(409,273)

	Six Months Ended June 30,
	2007	2006

Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(23,191)	$15,668
Net increase (decrease) in savings and interest bearing demand deposits	92,255	(95,896)
Net (decrease) increase in time deposits	(37,654)	74,158
Net increase (decrease) in securities sold under repurchase agreements	262,061	(92,797)
Net (decrease) increase in other borrowed funds	(1,029,409)	361,998
Proceeds of issuance of long-term debt	53,609	—
Principal payments of long term-debt	(22,681)	—
Purchase of treasury stock	(16,912)	(23,171)
Proceeds from stock transactions	3,992	1,038
Payment of cash dividends	(22,086)	(22,113)
Payment of cash dividends in lieu of fractional shares	(27)	—

Net cash (used in) provided by financing activities	(740,043)	218,885

Increase (decrease) in cash and cash equivalents	83,012	(93,530)

Cash and cash equivalents at beginning of period	297,207	458,118

Cash and cash equivalents at end of period	$380,219	$364,588

Supplemental cash flow information:
Interest paid	$176,295	$143,500
Income taxes paid	29,981	32,975
Adjustment to goodwill arising from prior acquisition (Note 10)	2,076	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

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

On January 1, 2007, the Company changed its accounting policy related to accounting for contingencies in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.”  See Note 10 — Commitments, Contingent Liabilities and Other Tax Matters.

Note 2—Acquisition

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

Note 3—Loans

A summary of net loans, by loan type at June 30, 2007 and December 31, 2006 is as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, financial and agricultural	$2,305,427	$2,337,573
Real estate-mortgage	751,812	785,401
Real estate-construction	1,599,838	1,404,186
Consumer	174,546	198,580
Foreign	295,965	309,144

Total loans	5,127,588	5,034,884

Unearned discount	(4)	(74)

Loans, net of unearned discount	$5,127,584	$5,034,810

Note 4—Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30,	June 30,
	2007	2006
	(Dollars in Thousands)

Balance at December 31,	$64,537	$77,796

Losses charged to allowance	(1,947)	(11,607)
Recoveries credited to allowance	735	668
Net losses charged to allowance	(1,212)	(10,939)

Provision charged to operations	2,559	679
Allowance acquired in acquisition (Note 2)	1,054	—

Balance at June 30,	$66,938	$67,536

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

The following table details key information regarding the Company’s impaired loans:

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$19,724	$22,909
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$19,724	$22,909

Allowance allocated to impaired loans	$7,206	$7,171

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $21,081,000 and $25,684,000 for June 30, 2007 and December 31, 2006, respectively.  The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2007 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5—Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of June 30, 2007, 108,999 shares were available for future grants under the 2005 Plan.

Through June 30, 2007, the Company has granted non-qualified stock options exercisable for a total of 154,420 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group.  The grants were not made under either the 1996 Plan or the 2005 Plan.  The options are exercisable for a period of seven years and vest in equal increments over a period of five years.  All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on the date of grant.  All options granted to the GulfStar Group employees have been exercised as of July 2007.

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

A summary of option activity under the stock option plans for the three months ended June 30, 2007 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2006	1,515,965	$15.65
Plus: Options granted	62,525	26.57
Less:
Options exercised	433,356	9.18
Options expired	—	—
Options forfeited	121,100	14.68
Options outstanding at June 30, 2007	1,024,034	$19.21	4.03	$7,115,000

Options fully vested and exercisable at June 30, 2007	582,952	$13.83	2.23	$6,946,000

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2007 was approximately $190,000 and $369,000, respectively.  As of June 30, 2007 there was approximately $1,755,000, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.8 years.

Note 6—Investment Securities

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

In the first quarter 2007, the Company wrote down approximately $732.0 million of investment securities to fair value, which resulted in an impairment charge of approximately $17.0 million.  The write down was a result of the Company’s strategic identification of certain investment securities that were sold in the second quarter of 2007 with the proceeds used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short term-rate.  The sale of the securities facilitated a repositioning of the balance sheet to a more neutral position in terms of interest rate risk and improved the Company’s operating ratios.

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,308	$1,268
Mortgage-backed securities
Available-for-sale	3,662,070	4,376,284
States and political subdivisions
Available-for-sale	90,062	95,897
Other
Held-to-maturity	2,325	2,375
Available-for-sale	15,553	14,629

Total investment securities	$3,771,318	$4,490,453

Note 7—Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2007, other borrowed funds totaled $1,066,414,000, a decrease of 49.1% from $2,095,576,000 at December 31, 2006.  The decrease is attributable to the pay-down of borrowings due to the Company’s sale of certain identified investment securities in the second quarter 2007.

Note 8—Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $20,620,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of August 1, 2007, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by two of the trusts formed by LFIN have been redeemed by the Company.  As of June 30, 2007, the principal amount of debentures outstanding totaled $242,051,000.

On April 22, 2007, pursuant to the Indenture dated as of April 10, 2002, between the Company and Wilmington Trust Company, as Trustee, the Company redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to International Bancshares Capital Trust IV (“Trust IV”) at a redemption price equal to approximately $22,681,000, which includes accrued interest to, but not including, the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of April 10, 2002 between the Company and Wilmington Trust Company, as Institutional Trustee, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of Trust IV Floating Rate Capital Securities and Floating Rate Common Securities issued by Trust IV.

On April 13, 2007, the Company formed International Bancshares Corporation Trust XI (“Trust XI”), its eleventh statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On April 19, 2007, Trust XI issued $32,000,000 of Capital Securities.  The Capital Securities accrue interest for the first five years at a fixed rate of 6.82% and subsequently at a floating rate of 1.62% over the three month LIBOR, and interest is payable quarterly beginning July 1, 2007.  The Trust XI Capital Securities will mature on July 1, 2037, however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after July 1, 2012, or (b) in whole or in part within 90 days upon the occurrence of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust XI with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

On June 11, 2007, the Company formed International Bancshares Corporation Trust XII (“Trust XII”), its twelfth statutory business trust formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  On June 26, 2007, Trust XII issued $20,000,000 of Capital Securities.  The Capital Securities accrue interest for the first five years at a fixed rate of 6.851% and subsequently at a floating rate of 1.45% over the three month LIBOR, and interest is payable quarterly beginning September 1, 2007.  The Trust XII Capital Securities will mature on September 1, 2037;  however, the Capital Securities may be redeemed at specified prepayment prices (a) in whole or in part on any interest payment date on or after September 1, 2012, or (b) in whole or in part within 90 days upon the occurrence of certain legal, regulatory, or tax events.  The Capital Securities are subordinated and junior in right of payment to all present and future senior indebtedness of the Company.  The Company has fully and unconditionally guaranteed the obligation of Trust XII with respect to the Capital Securities.  The Company has the right, unless an Event of Default has occurred and is continuing, to defer payment of interest on the Capital Securities for up to twenty consecutive quarterly periods.  The redemption prior to maturity of any of the Capital Securities may require the prior approval of the Federal Reserve and/or other regulatory agencies.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) of the Company, and are pari passu with one another.  The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts.  The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities.  The Company has the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to ten consecutive semi-annual periods on Trusts I, IV and LFIN Trust II and for up to twenty consecutive quarterly periods on Trusts V, VI, VII, VIII, IX, X, XI and XII and LFIN Trust III.  If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred.  The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For June 30, 2007, the total $242,051,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2007:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,269	Fixed	10.18%	Fixed	June 2031	June 2011
Trust V	$20,619	Semi-Annually	9.01%	LIBOR + 3.65	July 2032	July 2007
Trust VI	$25,737	Semi-Annually	8.81%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	8.61%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,628	Quarterly	8.41%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
LFIN Trust II	$10,310	Semi-Annually	9.03%	LIBOR + 3.625	July 2032	July 2007
LFIN Trust III	$10,310	Quarterly	8.81%	LIBOR + 3.45	November 2032	November 2007
	$242,051

(1)             LFIN Trust II was redeemed in July 2007, pursuant to the Indenture

(2)             Trust V was redeemed in July 2007, pursuant to the Indenture

(3)             Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9—Common Stock and Dividends

Cash dividends of $.35 per share were paid on May 1, 2007 and May 1, 2006 to all holders of record on April 16, 2007 and April 17, 2006, respectively.  A 10% stock dividend was paid on June 8, 2007 to all holders of record on May 21, 2007.

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2007, a total of 5,680,022 shares had been repurchased under this program at a cost of $201,292,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of August 1, 2007, the Company has approximately $222,265,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 10—Commitments and Contingent Liabilities and Other Tax Matters

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  All appellate briefs have been filed the appeal will be argued on August 8, 2007.  The other partnership tax case has been stayed by the same Court during the pendency of the appeal.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, through December 31, 2006, has expensed an additional $13.7 million, approximately.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to continue to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, two tax matters were transferred to the Company. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7.0 million. At December 31, 2003, LFIN had received approximately $2.0 million of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2.0 million received and did not recognize any benefit for the remaining $5.0 million. The second tax contingency reserve of $7.0 million was resolved with the IRS in September 2006 and as a result, the second tax contingency reserve is no longer required.  The reserve was applied to the goodwill acquired as part of the LFIN acquisition.  During the first quarter of 2007, the Company favorably resolved the issues with the IRS on the first tax contingency for approximately $7.0 million plus interest accrued thereon.  The Company has applied the refund, including interest accrued prior to the LFIN acquisition, to the goodwill that resulted from the LFIN acquisition.  The Company has booked the remaining portion of the interest accrued on the tax matter subsequent to the LFIN acquisition to earnings.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits, thus, there was no change to the January 1, 2007 retained earnings balance.  The total amount of unrecognized tax benefits at January 1, 2007 was $32.5 million, of which $11.8 million would impact the Company’s effective tax rate, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007 the Company recorded no additional reserve to the existing $13.6 million liability for the payment of interest and penalties on issues under litigation.  The IRS has assessed approximately $11.8 million plus interest of $13.6 million on the issues under litigation.  The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Oklahoma.  The Company is not subject to examination by any taxing authority for any tax years prior to 2003.

Note 11—Capital Ratios

The Company had a leverage ratio of 7.99% and 7.36%, risk-weighted Tier 1 capital ratio of 12.99% and 12.49% and risk-weighted total capital ratio of 14.14% and 13.61% at June 30, 2007 and December 31, 2006, respectively.  The identified intangibles and goodwill of $317,364,000 as of June 30, 2007, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers and whether the Company is being productive with its long term goals of providing superior returns to the Company’s shareholders.  The first quarter of 2007 was negatively affected by an impairment charge of $13.1 million, after tax, arising from a charge on certain investment securities.  This impairment charge negatively affected the efficiency ratio but does not necessarily reflect a long-term negative trend.  The first quarter of 2006 was negatively affected by a $8.9 million, net of tax expense recognized as part of the tax litigation.  Additionally, the Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added 57 branches in 2006 and the first half of 2007.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2007	December 31, 2006	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,366,738	$10,911,454	(5.0)%
Net loans	5,060,646	4,970,273	1.8
Deposits	7,139,329	6,989,918	2.1
Other borrowed funds	1,066,414	2,095,576	(49.1)
Junior subordinated deferrable interest debentures	242,051	210,908	14.8
Shareholders’ equity	874,237	842,056	3.8

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	(Dollars in Thousands)			(Dollars in Thousands)
	2007	2006		2007	2006

Interest income	$162,408	$149,374	8.7%	$325,263	$291,692	11.5%
Interest expense	82,847	77,325	7.1	170,926	145,329	17.6
Net interest income	79,561	72,049	10.4	154,337	146,363	5.4
Provision for possible loan losses	1,198	82	1,361.0	2,559	679	276.9
Non-interest income	47,266	47,022	0.5	73,507	87,639	(16.1)
Non-interest expense	73,429	67,721	8.4	145,498	146,578	(0.7)
Net income	34,590	34,658	(0.2)	53,234	58,633	(9.2)

Per common share (adjusted for stock dividends):
Basic	$.50	$.50	0%	$.77	$.84	(8.3)%
Diluted	.50	.49	2.0	.76	.83	(8.4)

Net Income

Net income for the first and second quarter of 2007 declined by 0.2% as compared to the same period in 2006.  Net income for the first six months of 2007 was negatively impacted by an impairment charge of $13.1 million, after tax, on certain investments.  A significant portion of the impairment charge is a result of the Company’s strategic identification of certain investment securities that were sold in the second quarter of 2007 with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  Net income for the same period was positively affected by the sale of the securities, which generated gains of $1.5 million, after tax.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improved operating ratios.

Net income for the first six months of 2006 was negatively impacted by a $8.9 million, net of tax, charge to operations as a result of the loss of a IRS tax lawsuit that was litigated during the third quarter of 2005 in the Federal District Court in San Antonio, Texas and relates to certain leasing transactions previously discussed in Note 17 of the Notes to Consolidated Financial Statements set forth in the Company’s 2006 Annual Report.  Because of the trial court judgment, uncertainty of the outcome at the appellate level and the similarity between the litigated lawsuit and one that is pending, the Company took the $8.9 million charge, net of tax.

Net Interest Income

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2007	2006		2007	2006
Interest income:
Loans, including fees	$112,723	$97,202	16.0%	$221,979	$187,604	18.3%
Federal funds sold	821	817	0.5	1,517	2,194	(30.9)
Investment securities:
Taxable	45,782	50,110	(8.6)	97,438	99,366	(1.9)
Tax-exempt	1,078	1,144	(5.8)	2,209	2,316	(4.6)
Other interest income	2,004	101	1,884.2	2,120	212	900.0

Total interest income	162,408	149,374	8.7	325,263	291,692	11.5

Interest expense:
Savings deposits	13,695	10,139	35.1	26,791	19,043	40.7
Time deposits	36,236	29,421	23.2	71,273	55,620	28.1
Securities sold under repurchase agreements	10,213	7,676	33.1	18,535	15,548	19.2
Other borrowings	18,177	24,728	(26.5)	45,382	44,733	1.5
Junior subordinated interest deferrable debentures	4,526	5,361	(15.6)	8,945	10,385	(13.9)

Total interest expense	82,847	77,325	7.1	170,926	145,329	17.6

Net interest income	$79,561	$72,049	(10.4)%	$154,337	$146,363	5.4%

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

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 25 for the June 30, 2007 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2007	2006		2007	2006

Service charges on deposit accounts	$21,058	$21,517	(2.1)%	$41,283	$42,515	(2.9)%
Other service charges, commissions and fees
Banking	8,843	7,301	21.1	16,961	14,229	19.2
Non-banking	3,887	4,022	(3.4)	8,831	8,011	10.2
Investment securities transactions, net	2,257	410	450.5	(14,910)	410	(3,736.6)
Other investments, net	4,785	7,384	(35.2)	10,568	11,957	(11.6)
Other income	6,436	6,388	0.8	10,774	10,517	2.4

Total non-interest income	$47,266	$47,022	0.5%	$73,507	$87,639	(16.1)%

The decrease in investment securities transactions can be attributed to a $17.0 million impairment charge recorded in connection with certain investment securities identified for sale in the first quarter 2007, offset by gains of $2.3 million in the second quarter 2007, when the securities were sold.  The impairment charge is a result of the Company’s strategic identification of certain investment securities sold in the second quarter 2007 with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and improved the Company’s operating ratios.  As a result of this decision, the Company marked the securities to market.   The increase in banking service charges, commissions and fees can be attributed to surcharge and interchange income for use of automated teller machines (ATM) and increased debit card usage by customers.

Non-Interest Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2007	2006		2007	2006

Employee compensation and benefits	$31,962	$30,152	6.0%	$63,155	$59,624	5.9%
Occupancy	8,303	6,506	27.6	15,343	12,748	20.4
Depreciation of bank premises and equipment	7,813	7,061	10.7	15,369	13,805	11.3
Professional fees	2,791	2,539	9.9	5,469	5,470	—
Stationery and supplies	1,490	1,343	10.9	2,971	2,901	2.4
Amortization of identified intangible assets	1,320	1,216	8.6	2,529	2,433	3.9
Advertising	3,169	3,088	2.6	6,420	6,044	6.2
Other	16,581	15,816	4.8	34,242	43,553	(21.4)

Total non-interest expense	$73,429	$67,721	8.4%	$145,498	$146,578	(0.7)%

The increase in employee compensation and benefits for the three and six months ended June 30, 2007 can be attributed to increased fee income by its investment banking group and an increase in total employees as the result of the bank acquisitions and de novo branching activity at the bank subsidiaries.  Other expense for the six months ended June 30, 2006 reflects $13,640,000 paid to the IRS in connection with the tax lawsuits (See Note 10 to the consolidated financial statements).  Non-interest expense was also affected by the aggressive de novo branching activity that has added 32 new branches in 2006 and 25 branches in 2007, including three acquired in the Southwest First Community acquisition.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 3.7% to $66,938,000 at June 30, 2007 from $64,537,000 at December 31, 2006.  The provision for possible loan losses charged to expense increased 276.9% to $2,559,000 for the six months ended June 30, 2007 from $679,000 for the same period in 2006.  The increase in the provision for possible loan losses charged to expense can be attributed to the growth in the loan portfolio and the lack of growth in the provision in 2006.  The allowance for possible loan losses was 1.3% of total loans, net of unearned income at June 30, 2007 and at December 31, 2006, respectively.

Investment Securities

Investment securities decreased 16.0% to $3,771,318,000 at June 30, 2007, from $4,490,453,000 at December 31, 2006.  The Company recorded an impairment charge of $17.0 million in the first quarter 2007 related to certain identified investment securities.  The impairment charge is a result of the Company’s strategic identification of certain investment securities that were sold in the second quarter 2007 with the proceeds from the sales used to reduce FHLB borrowings.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improved operating ratios.  As a result of this decision, the Company marked the securities to market in the first quarter 2007.

Loans

Loans, net of unearned discounts increased 1.8% to $5,127,584,000 at June 30, 2007, from $5,034,810,000 at December 31, 2006.  The increase in loans can be attributed to the Company’s expanded efforts to grow its loan balances.

Deposits

Deposits increased 2.1% to $7,139,329,000 at June 30, 2007, from $6,989,918,000 at December 31, 2006.  The change in deposits is primarily the result of the Company’s internal sales program and the acquisition of Southwest First Community, Inc.

Foreign Operations

On June 30, 2007, the Company had $10,366,738,000 of consolidated assets, of which approximately $295,965,000, or 2.9%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $309,144,000, or 2.8%, at December 31, 2006.  Of the $295,965,000, 78.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.5% is secured by foreign real estate; .2% is secured by foreign real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; and 0.6% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2007, shareholders’ equity was $874,237,000 compared to $842,056,000 at December 31, 2006, an increase of $32,181,000, or 3.8%.

The Company had a leverage ratio of 7.99% and 7.36%, risk-weighted Tier 1 capital ratio of 12.99% and 12.49% and risk-weighted total capital ratio of 14.14% and 13.61% at June 30, 2007 and December 31, 2006, respectively.  The identified intangibles and goodwill of $317,364,000 as of June 30, 2007, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2007 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2007	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$124,000	$—	$—	$—	$124,000
Time deposits with banks	11,753	10,198	—	—	21,951
Investment securities	145,744	798,815	2,659,919	166,840	3,771,318
Loans, net of non-accruals	3,853,765	295,067	424,253	539,792	5,112,877

Total earning assets	$4,135,262	$1,104,080	$3,084,172	$706,632	$9,030,146

Cumulative earning assets	$4,135,262	$5,239,342	$8,823,514	$9,030,146

Rate sensitive liabilities

Time deposits	$1,432,544	$1,529,064	$363,487	$1,284	$3,326,379
Other interest bearing deposits	2,353,327	—	—	—	2,353,327
Securities sold under repurchase agreements	319,024	148,022	201,350	300,000	968,396
Other borrowed funds	1,066,345	—	—	69	1,066,414
Junior subordinated deferrable interest debentures	231,782	—	—	10,269	242,051

Total interest bearing liabilities	$5,403,022	$1,677,086	$564,837	$311,622	$7,956,567

Cumulative sensitive liabilities	$5,403,022	$7,080,108	$7,644,945	$7,956,567

Repricing gap	$(1,267,760)	$(573,006)	$2,519,335	$395,010	$1,073,579
Cumulative repricing gap	(1,267,760)	(1,840,766)	678,569	1,073,579
Ratio of interest-sensitive assets to liabilities	.77	.66	5.46	2.269	1.14
Ratio of cumulative, interest- sensitive assets to liabilities	.77	.74	1.09	1.14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2007, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 23 of the Company’s 2006 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.

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

PART II—OTHER INFORMATION

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  All appellate briefs have been filed and the appeal will be argued on August 8, 2007.  The other partnership tax case has been stayed by the same Court during the pendency of the appeal.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, through December 31, 2006, has expensed an additional $13.7 million, approximately.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management intends to continue to appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

As part of the LFIN acquisition, two tax matters were transferred to the Company. The first relates to deductions taken on amended returns filed by LFIN during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on the amended returns amounted to approximately $7.0 million. At December 31, 2003, LFIN had received approximately $2.0 million of the total refund requested. Because all the refunds are under review by the IRS, LFIN had established a reserve equal to the $2.0 million received and did not recognize any benefit for the remaining $5.0 million. The second tax contingency reserve of $7.0 million was resolved with the IRS in September 2006 and as a result, the second tax contingency reserve is no longer required.  The reserve was applied to the goodwill acquired as part of the LFIN acquisition.  During the first quarter of 2007, the Company favorably resolved the issues with the IRS on the first tax contingency for approximately $7.0 million, plus interest accrued thereon.  The Company has applied the refund, including interest accrued prior to the LFIN acquisition, to the goodwill that resulted from the LFIN acquisition.  The Company has booked the remaining portion of the interest accrued on the tax matter subsequent to the LFIN acquisition to earnings.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2007, a total of 5,680,022 shares had been repurchased under this program at a cost of $201,292,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of August 1, 2007, the Company has approximately $222,265,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended June 30, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase(1)
April 1 - April 31, 2007	11,143	26.88	1,100	$15,256,000
May 1 - May 31, 2007	5,968	26.16	—	40,099,000
June 1 - June 30, 2007	552,050	25.93	542,612	25,785,000
	569,161	$25.95	543,612

(1)             The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring in May 2007.  The current program allows for the repurchase of up to $225,000,000 of treasury stock through December 2008 of which $25,785,000 remains.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 21, 2007 for the consideration of the following items, each of which was approved by the number of votes set forth below:

		Votes	Votes
		For	Withheld

1.

To elect eleven (11) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Lester Avigael	51,959,476	773,327
	Irving Greenblum	52,404,500	440,045
	R. David Guerra	50,874,636	1,969,909
	Daniel B. Hastings, Jr.	52,565,699	278,846
	Richard E. Haynes	52,526,300	318,245
	Imelda Navarro	50,321,527	2,525,018
	Sioma Neiman	46,584,229	6,260,316
	Peggy J. Newman	46,648,943	6,195,602
	Dennis E. Nixon	50,594,823	2,249,722
	Leonardo Salinas	52,654,484	190,061
	A.R. Sanchez, Jr.	50,805,873	2,038,672
	Broker Non-Votes: 111,742

			Votes	Votes
			For	Against

2.	To ratify the appointment of KPMG LLP as independent auditors for the 2007 fiscal year		51,410,482	160,300

	Abstentions : 74,946	Broker Non-Votes: 5,847

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 8, 2007	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 8, 2007	/s/ Imelda Navarro
Imelda Navarro
Treasurer