Form 10-Q
period 2007-09-30
INTERNATIONAL BANCSHARES CORP
filed 2007-11-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☒     Accelerated Filer ☐     Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	68,647,437 shares outstanding at
November 1, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
Assets

Cash and due from banks	$233,119	$268,207
Federal funds sold	18,000	29,000

Total cash and cash equivalents	251,119	297,207

Time deposits with banks	11,375	396

Investment securities:
Held-to-maturity (Market value of $2,300 on September 30, 2007 and $2,375 on December 31, 2006)	2,300	2,375
Available-for-sale (Amortized cost of $4,050,691 on September 30, 2007 and $4,548,236 on December 31, 2006)	4,028,436	4,488,078

Total investment securities	4,030,736	4,490,453

Loans, net of unearned discounts	5,235,303	5,034,810
Less allowance for possible loan losses	(63,075)	(64,537)

Net loans	5,172,228	4,970,273

Bank premises and equipment, net	420,106	390,323
Accrued interest receivable	55,036	57,288
Other investments	314,050	345,988
Identified intangible assets, net	32,833	34,358
Goodwill, net	283,198	282,246
Other assets	46,189	42,922

Total assets	$10,616,870	$10,911,454

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand - non-interest bearing	$1,420,527	$1,453,476
Savings and interest bearing demand	2,316,113	2,204,451
Time	3,284,956	3,331,991

Total deposits	7,021,596	6,989,918

Securities sold under repurchase agreements	1,241,260	706,335
Other borrowed funds	1,141,333	2,095,576
Junior subordinated deferrable interest debentures	211,199	210,908
Other liabilities	91,762	66,661

Total liabilities	9,707,150	10,069,398

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,437,489 shares on September 30, 2007 and 86,224,046 shares on December 31, 2006	95,437	86,224
Surplus	143,908	138,247
Retained earnings	916,383	861,251
Accumulated other comprehensive loss	(14,339)	(40,390)
	1,141,389	1,045,332

Less cost of shares in treasury, 26,785,619 shares on September 30, 2007 and 25,643,564 shares on December 31, 2006	(231,669)	(203,276)

Total shareholders’ equity	909,720	842,056

Total liabilities and shareholders’ equity	$10,616,870	$10,911,454

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$112,214	$104,837	$334,193	$292,441
Federal funds sold	700	748	2,217	2,942
Investment securities:
Taxable	44,862	49,728	142,300	149,094
Tax-exempt	1,046	1,136	3,255	3,452
Other interest income	336	103	2,456	315

Total interest income	159,158	156,552	484,421	448,244

Interest expense:
Savings deposits	14,233	9,743	41,024	28,786
Time deposits	36,297	32,759	107,570	88,379
Securities sold under repurchase agreements	11,718	7,319	30,253	22,867
Other borrowings	14,821	29,423	60,203	74,157
Junior subordinated interest deferrable debentures	4,281	7,356	13,226	17,741

Total interest expense	81,350	86,600	252,276	231,930

Net interest income	77,808	69,952	232,145	216,314

Provision (credit) for possible loan losses	(3,916)	1,954	(1,357)	2,633

Net interest income after provision (credit) for possible loan losses	81,724	67,998	233,502	213,681

Non-interest income:
Service charges on deposit accounts	23,318	21,324	64,602	63,839
Other service charges, commissions and fees
Banking	8,800	7,451	25,761	21,680
Non-banking	5,061	6,000	13,892	14,011
Investment securities transactions, net	(1,031)	(1,353)	(15,941)	(943)
Other investments, net	4,226	3,389	14,794	15,346
Other income	5,243	3,247	16,017	13,764

Total non-interest income	45,617	40,058	119,125	127,697

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Non-interest expense:
Employee compensation and benefits	$34,645	$31,418	$97,800	$91,042
Occupancy	8,172	6,919	23,515	19,667
Depreciation of bank premises and equipment	8,178	7,201	23,547	21,006
Professional fees	3,014	2,819	8,483	8,289
Stationery and supplies	1,466	1,568	4,437	4,469
Amortization of identified intangible assets	1,332	1,217	3,861	3,650
Advertising	3,391	2,891	9,811	8,935
Other	18,154	14,995	52,397	58,547

Total non-interest expense	78,352	69,028	223,851	215,605

Income before income taxes	48,989	39,028	128,776	125,773

Provision for income taxes	16,327	12,435	42,880	40,547

Net income	$32,662	$26,593	$85,896	$85,226

Basic earnings per common share:

Weighted average number of shares outstanding:	68,898,059	69,287,481	69,174,016	69,507,388

Net income	$.47	$.38	$1.24	$1.23

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	69,090,549	69,977,891	69,575,373	70,225,403

Net income	$.47	$.38	$1.23	$1.21

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$32,662	$26,593	$85,896	$85,226

Other comprehensive income (loss), net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period	13,110	14,933	36,413	(8,348)
Reclassification adjustment for (losses) gains on securities available for sale included in net income	(670)	(879)	(10,362)	(613)

Comprehensive income	$45,102	$40,647	$111,947	$76,265

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:

Net income	$85,896	$85,226

Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for possible loan losses	(1,357)	2,633
Amortization of loan premiums	239	965
Accretion of time deposit discounts	(9)	—
Accretion of time deposits with banks	(49)	—
Decrease in loans held for sale	19,251	3,554
Depreciation of bank premises and equipment	23,547	21,006
Gain on sale of bank premises and equipment	(3,409)	(487)
Depreciation and amortization of leased assets	1,625	1,625
Accretion of investment securities discounts	(439)	(334)
Amortization of investment securities premiums	3,173	3,075
Investment securities transactions, net	15,941	943
Amortization of junior subordinated debenture discounts	292	441
Amortization of identified intangible assets	3,861	3,650
Stock based compensation expense	581	689
Earnings from affiliates and other investments	(7,852)	(8,772)
Deferred tax (benefit) expense	(2,261)	616
Decrease (increase) in accrued interest receivable	2,770	(6,352)
Net decrease in other assets	(5,015)	(47,635)
Net increase in other liabilities	14,087	87,610

Net cash provided by operating activities	150,872	148,453

Investing activities:

Proceeds from maturities of securities	21,903	5,270
Proceeds from sales of available for sale securities	841,081	61,360
Purchases of available for sale securities	(1,103,277)	(851,186)
Principal collected on mortgage-backed securities	738,989	653,314
Maturities of time deposits with banks	35,643	568
Net increase in loans	(187,484)	(305,150)
Purchases of other investments	(54,922)	(8,002)
Distributions of other investments	97,262	10,014
Purchases of bank premises and equipment	(56,513)	(65,165)
Proceeds from sale of bank premises and equipment	7,917	9,497
Adjustment to goodwill related to prior acquisition (Note 10)	5,885	—
Cash paid in purchase transaction	(23,470)	—
Cash acquired in purchase transaction	30,772	—

Net cash provided by (used in) investing activities	353,786	(489,480)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2006

Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(62,287)	$33,262
Net increase (decrease) in savings and interest bearing demand deposits	55,041	(93,929)
Net (decrease) increase in time deposits	(79,068)	119,403
Net increase (decrease) in securities sold under repurchase agreements	534,925	(139,848)
Net (decrease) increase in other borrowed funds	(954,490)	296,797
Proceeds of issuance of long-term debt	53,609	41,238
Principal payments of long term-debt	(53,610)	(67,269)
Purchase of treasury stock	(28,393)	(24,335)
Proceeds from stock transactions	5,640	1,488
Payment of cash dividends	(22,086)	(22,113)
Payment of cash dividends in lieu of fractional shares	(27)	—

Net cash (used in) provided by financing activities	(550,746)	144,694

Decrease in cash and cash equivalents	(46,088)	(196,333)

Cash and cash equivalents at beginning of period	297,207	458,118

Cash and cash equivalents at end of period	$251,119	$261,785

Supplemental cash flow information:
Interest paid	$250,212	$226,301
Income taxes paid	51,508	38,231
Adjustment to goodwill arising from prior acquisition (Note 10)	2,076	7,016

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

Note 2 —Acquisition

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

Note 3— Loans

A summary of net loans, by loan type at September 30, 2007 and December 31, 2006 is as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,341,448	$2,337,573
Real estate — mortgage	742,205	785,401
Real estate — construction	1,691,382	1,404,186
Consumer	182,622	198,580
Foreign	277,648	309,144

Total loans	5,235,305	5,034,884

Unearned discount	(2)	(74)

Loans, net of unearned discount	$5,235,303	$5,034,810

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Balance at December 31,	$64,537	$77,796

Losses charged to allowance	(5,297)	(16,387)
Recoveries credited to allowance	4,138	891
Net losses charged to allowance	(1,159)	(15,496)

Provision (credit) charged to operations	(1,357)	2,633
Allowance acquired in acquisition (Note 2)	1,054	—

Balance at September 30,	$63,075	$64,933

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

The following table details key information regarding the Company’s impaired loans:

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)
Balance of impaired loans where there is a related allowance for loan loss	$11,142	$22,909
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$11,142	$22,909

Allowance allocated to impaired loans	$2,205	$7,171

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $18,413,000 and $25,684,000 for the nine months and year ended September 30, 2007 and December 31, 2006, respectively.  The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2007 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of September 30, 2007, 36,247 shares were available for future grants under the 2005 Plan.

                Prior to September 30, 2007, the Company had granted non-qualified stock options exercisable for a total of 154,420 shares, adjusted for stock dividends, of Common Stock to certain employees of the GulfStar Group.  All options were exercised in 2007.  The grants were not made under either the 1996 Plan or the 2005 Plan.  The options are exercisable for a period of seven years and vested in equal increments over a period of five years.  All options granted to the GulfStar Group employees had an option price of not less than the fair market value of the Common Stock on the date of grant.

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

                A summary of option activity under the stock option plans for the nine months ended September 30, 2007 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2006	1,515,965	$15.65
Plus: Options granted	152,275	23.83
Less:
Options exercised	591,199	9.33
Options expired	—	—
Options forfeited	138,182	15.59
Options outstanding at September 30, 2007	938,859	$20.98	4.74	$2,910,000

Options fully vested and exercisable at September 30, 2007	426,562	$15.41	2.69	$2,864,000

                Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2007 was approximately $211,000 and $581,000, respectively.  As of September 30, 2007 there was approximately $1,945,000, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.8 years.

Note 6 - Investment Securities

The Company classifies debt and equity securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such securities are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading”, while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary.

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

                    In the third quarter 2007, the Company sold approximately $96.0 million of investment securities, which resulted in a loss of approximately $1 million.  The sale of the securities was a result of the Company’s strategic identification of certain investment securities, with the proceeds used to reduce FHLB borrowings.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that was 15 — 30 months and a weighted average yield coupon re-set that was approximately 60 basis points below the FHLB short-term advance rate.  The sale of the securities will continue the Company’s move to re-position the balance sheet to a more neutral position in terms of interest rate risk and will also improve operating ratios in the short term.

                A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)
U.S. Treasury securities
Available-for-sale	$5,323	$1,268
Mortgage-backed securities
Available-for-sale	3,923,295	4,376,284
States and political subdivisions
Available-for-sale	84,497	95,897
Other
Held-to-maturity	2,300	2,375
Available-for-sale	15,321	14,629

Total investment securities	$4,030,736	$4,490,453

Note 7 — Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short or long term, variable or fixed rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2007, other borrowed funds totaled $1,141,333,000, a decrease of 45.5% from $2,095,576,000 at December 31, 2006.  The decrease is attributable to the pay-down of borrowings due to the Company’s sale of certain identified investment securities in the second and third quarters of 2007.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  The Company has succeeded to the obligations of LFIN under the LFIN Debentures, which have an outstanding principal balance of $10,310,000.  The Debentures will mature on various dates; however the Debentures may be redeemed at specified prepayment prices, in whole or in part after the optional redemption dates specified in the respective indentures or in whole upon the occurrence of any one of certain legal, regulatory or tax events specified in respective indentures.  As of November 7, 2007, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of September 30, 2007, the principal amount of debentures outstanding totaled $211,199,000.

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

On July 7, 2007, pursuant to the Indenture dated as of July 11, 2002, between the Company and Wilmington Trust Company, as Trustee, the Company redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to International Bancshares Capital Trust V (“Trust V”) at a redemption price equal to approximately $20,619,000, which includes accrued interest to, but not including, the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of July 11, 2002 between the Company and Wilmington Trust Company, as Institutional Trustee, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of Trust V Floating Rate Capital Securities and Floating Rate Common Securities issued by Trust V.

On July 30, 2007, pursuant to the Indenture dated as of July 30, 2002, between Local Financial Corporation and The Bank of New York, as Trustee, the Company, as successor issuer, redeemed all of its Floating Rate Junior Subordinated Debt Securities (the “Debt Securities”), issued to Local Financial Capital Trust II (“LFIN Trust II”) at a redemption price equal to approximately $10,310,000, which includes accrued interest to, but not including, the redemption date.

In accordance with the Amended and Restated Declaration of Trust dated as of July 30, 2002 between the Local Financial Corporation and The Bank of New York, as Institutional Trustee, the proceeds from the redemption of the Debt Securities were used to simultaneously redeem an equal amount of LFIN Trust II Floating Rate Capital Securities and Floating Rate Common Securities issued by LFIN Trust II.

                The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) of the Company, and are pari passu with one another.  The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts.  The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities.  The Company has the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to ten consecutive semi-annual periods on Trusts I and IV and for up to twenty consecutive quarterly periods on Trusts VI, VII, VIII, IX, X, XI and XII and LFIN Trust III.  If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred.  The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

                For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For September 30, 2007, the total $211,199,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2007:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)
Trust I	$10,278	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	9.01%	LIBOR + 3.45	November 2032	November 2007
Trust VII	$10,310	Quarterly	8.61%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	$25,659	Quarterly	8.41%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
LFIN Trust III	$10,310	Quarterly	9.01%	LIBOR + 3.45	November 2032	November 2007
	$211,199

(1) LFIN Trust III was redeemed in November 2007, pursuant to the Indenture

(2) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Common Stock and Dividends

All per share data presented has been restated to reflect the stock split effected through a stock dividend, which became effective May 21, 2007 and was paid on June 8, 2007.  Cash dividends of $.32 and $.33 per share were paid on May 1, 2007 and on November 1, 2007 to all holders of record on April 16, 2007 and October 15, 2007, respectively.

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 1, 2007, a total of 6,091,735 shares had been repurchased under this program at a cost of $210,696,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of November 1, 2007, the Company has approximately $231,669,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Note 10 - Commitments and Contingent Liabilities and Other Tax Matters

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  Unless further appealed, the judgment will be come non-appealable on November 21, 2007.  The other partnership tax case was and continues to be stayed by the same Trial Court.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, through December 31, 2006, has expensed an additional $13.7 million, approximately.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management is determining whether to further appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

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

Note 11 — Capital Ratios

The Company had a leverage ratio of 8.09% and 7.36%, risk-weighted Tier 1 capital ratio of 12.48% and 12.49% and risk-weighted total capital ratio of 13.54% and 13.61% at September 30, 2007 and December 31, 2006, respectively.  The identified intangibles and goodwill of $316,031,000 as of September 30, 2007, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 250 facilities and more than 390 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers and whether the Company is being productive with its long term goals of providing superior returns to the Company’s shareholders.  The first quarter of 2007 was negatively affected by an impairment charge of $13.1 million, after tax, arising from a charge on certain investment securities.  This impairment charge negatively affected the efficiency ratio but does not necessarily reflect a long-term negative trend.  The first quarter of 2006 was negatively affected by a $8.9 million, net of tax expense recognized as part of the tax litigation.  Additionally, the Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added 66 branches in 2006 and the first nine months of 2007.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2007	December 31, 2006	Percent Increase (Decrease)
	(Dollars in Thousands )

Assets	$10,616,870	$10,911,454	(2.7)%
Net loans	5,172,228	4,970,273	4.1
Deposits	7,021,596	6,989,918	0.5
Other borrowed funds	1,141,333	2,095,576	(45.5)
Junior subordinated deferrable interest debentures	211,199	210,908	0.1
Shareholders’ equity	909,720	842,056	8.0

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
	(Dollars in Thousands)			(Dollars in Thousands)
Interest income	$159,158	$156,552	1.7%	$484,421	$448,244	8.1%
Interest expense	81,350	86,600	(6.1)	252,276	231,930	8.8

Net interest income	77,808	69,952	11.2	232,145	216,314	7.3
Provision for (credit) possible loan losses	(3,916)	1,954	(300.4)	(1,357)	2,633	(151.5)
Non-interest income	45,617	40,058	13.9	119,125	127,697	(6.7)
Non-interest expense	78,352	69,028	13.5	223,851	215,605	3.8
Net income	32,662	26,593	22.8	85,896	85,226	0.8

Per common share (adjusted for stock dividends):
Basic	$.47	$.38	23.7%	$1.24	$1.23	0.8%
Diluted	.47	.38	23.7	1.23	1.21	1.7

Net Income

Net income for the third quarter of 2007 increased by 22.8% as compared to the same period in 2006.  A portion of the increase is due to the credit for possible loan losses recorded in 2007.  Net income for the nine months ended September 30, 2007 increased by 0.8% as compared to the same period in 2006.  Net income for the first nine months of 2007 was negatively impacted by an impairment charge of $13.1 million, after tax, on certain investments.  A significant portion of the impairment charge was the result of the Company’s strategic identification of certain investment securities that were sold in the second quarter of 2007 with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  Net income for the same period was positively affected by the sale of the securities, which generated gains of $1.5 million, after tax.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improved operating ratios.

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

Net Interest Income

	Three Months Ended September 30,		Percent (Decrease) Increase	Nine Months Ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
	(in Thousands)			(in Thousands)
Interest income:
Loans, including fees	$112,214	$104,837	7.0%	$334,193	$292,441	14.3%
Federal funds sold	700	748	(6.4)	2,217	2,942	(24.6)
Investment securities:
Taxable	44,862	49,728	(9.8)	142,300	149,094	(4.6)
Tax-exempt	1,046	1,136	(7.9)	3,255	3,452	(5.7)
Other interest income	336	103	226.2	2,456	315	679.7

Total interest income	159,158	156,552	1.7	484,421	448,244	8.1

Interest expense:
Savings deposits	14,233	9,743	46.1	41,024	28,786	42.5
Time deposits	36,297	32,759	10.8	107,570	88,379	21.7
Securities sold under repurchase agreements	11,718	7,319	60.1	30,253	22,867	32.3
Other borrowings	14,821	29,423	(49.6)	60,203	74,157	(18.8)
Junior subordinated interest deferrable debentures	4,281	7,356	(41.8)	13,226	17,741	(25.4)

Total interest expense	81,350	86,600	(6.1)	252,276	231,930	8.8

Net interest income	$77,808	$69,952	11.2%	$232,145	$216,314	7.3%

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

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 25 for the September 30, 2007 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
	(in Thousands)			(in Thousands)
Service charges on deposit accounts	$23,318	$21,324	9.4%	$64,602	$63,839	1.2%
Other service charges, commissions and fees
Banking	8,800	7,451	18.1	25,761	21,680	18.8
Non-banking	5,061	6,000	(15.7)	13,892	14,011	(0.8)
Investment securities transactions, net	(1,031)	(1,353)	(23.8)	(15,941)	(943)	1,590.5
Other investments, net	4,226	3,389	24.7	14,794	15,346	(3.6)
Other income	5,243	3,247	61.5	16,017	13,764	16.4

Total non-interest income	$45,617	$40,058	13.9%	$119,125	$127,697	(6.7)%

The decrease in investment securities transactions for the nine months ended September 30, 2007 can be attributed to a $17.0 million impairment charge recorded in connection with certain investment securities identified for sale in the first quarter 2007, offset by gains of $2.3 million in the second quarter 2007, when the securities were sold.  Additionally, a loss of $1.0 million was recorded on sales of securities in the third quarter of 2007.  The impairment charge in the first quarter is a result of the Company’s strategic identification of certain investment securities sold in the second quarter 2007 with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and improved the Company’s operating ratios.  As a result of this decision, the Company marked the securities to market.   The increase in banking service charges, commissions and fees can be attributed to surcharge and interchange income for use of automated teller machines (ATM) and increased debit card usage by customers.

Non-Interest Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
	(in Thousands)			(in Thousands)
Employee compensation and benefits	$34,645	$31,418	10.3%	$97,800	$91,042	7.4%
Occupancy	8,172	6,919	18.1	23,515	19,667	19.6
Depreciation of bank premises and equipment	8,178	7,201	13.6	23,547	21,006	12.1
Professional fees	3,014	2,819	6.9	8,483	8,289	2.3
Stationery and supplies	1,466	1,568	(6.5)	4,437	4,469	(0.7)
Amortization of identified intangible assets	1,332	1,217	9.4	3,861	3,650	5.8
Advertising	3,391	2,891	17.3	9,811	8,935	9.8
Other	18,154	14,995	21.1	52,397	58,547	(10.5)

Total non-interest expense	$78,352	$69,028	13.5%	$223,851	$215,605	3.8%

The increase in employee compensation and benefits for the three and nine months ended September 30, 2007 can be attributed to increased commissions paid on increased fee income by its investment banking group and an increase in total employees as the result of the bank acquisitions and de novo branching activity at the bank subsidiaries.  Other expense for the nine months ended September 30, 2006 reflects $13,640,000 paid to the IRS in connection with the tax lawsuits (See Note 10 to the consolidated financial statements).  Non-interest expense was also affected by the aggressive de novo branching activity that has added 32 new branches in 2006 and 34 branches in 2007, including three acquired in the Southwest First Community acquisition.

Financial Condition

Allowance for Possible Loan Losses

                The allowance for possible loan losses decreased 2.3% to $63,075,000 at September 30, 2007 from $64,537,000 at December 31, 2006.  The provision for possible loan losses charged to expense decreased 151.5% to $(1,357,000) for the nine months ended September 30, 2007 from $2,633,000 for the same period in 2006.  The decrease can be attributed to the recovery of a loan that was charged off in prior years and was acquired in the LFIN acquisition.  The allowance for possible loan losses was 1.2% of total loans, net of unearned income at September 30, 2007 and at December 31, 2006, respectively.  The Company is not involved in sub-prime mortgage lending and the allowance for possible loan losses does not reflect any reserve for such lending.

Investment Securities

                Investment securities decreased 10.2% to $4,030,736,000 at September 30, 2007, from $4,490,453,000 at December 31, 2006.  The Company recorded an impairment charge of $17.0 million in the first quarter 2007 related to certain identified investment securities.  The impairment charge is a result of the Company’s strategic identification of certain investment securities that were sold in the second quarter 2007 with the proceeds from the sales used to reduce FHLB borrowings.  The investments sold were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and also improved operating ratios.  As a result of this decision, the Company marked the securities to market in the first quarter 2007.  The Company recorded additional losses on sales of securities of approximately $1 million in the third quarter 2007.  The sale of securities was a result of the Company’s continued re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and will also improve operating ratios in the short term.  The securities sold were hybrid mortgage backed securities with a coupon re-set date that was 15 — 30 months and a weighted average yield to coupon re-set that was approximately 60 basis points below the FHLB short-term advance rate.  All of the mortgage-backed securities held by the Company are either fully guaranteed by the U.S. Government or issued by an agency of the Federal Government and are rated AAA.

Loans

                Loans, net of unearned discounts increased 4.0% to $5,235,303,000 at September 30, 2007, from $5,034,810,000 at December 31, 2006.  The increase in loans can be attributed to the Company’s expanded efforts to grow its loan balances.

Deposits

                Deposits increased 0.5% to $7,021,596,000 at September 30, 2007, from $6,989,918,000 at December 31, 2006.  The change in deposits is primarily the result of the Company’s internal sales program and the acquisition of Southwest First Community, Inc.

Foreign Operations

On September 30, 2007, the Company had $10,616,870,000 of consolidated assets, of which approximately $277,648,000, or 2.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $309,144,000, or 2.8%, at December 31, 2006.  Of the $277,648,000, 78.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.4% is secured by foreign real estate; .2% is secured by foreign real estate related to maquiladora plants and guaranteed under lease obligations primarily by U.S. companies, many of which are on the Fortune 500 list of companies; and 0.7% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2007, shareholders’ equity was $909,720,000 compared to $842,056,000 at December 31, 2006, an increase of $67,664,000, or 8.0%.

The Company had a leverage ratio of 8.09% and 7.36%, risk-weighted Tier 1 capital ratio of 12.48% and 12.49% and risk-weighted total capital ratio of 13.54% and 13.61% at September 30, 2007 and December 31, 2006, respectively.  The identified intangibles and goodwill of $316,031,000 as of September 30, 2007, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2007 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2007	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$18,000	$—	$—	$—	$18,000
Time deposits with banks	6,920	4,455	—	—	11,375
Investment securities	244,975	1,384.240	2,242,261	159,260	4,030,736
Loans, net of non-accruals	3,941,426	332,552	379,111	575,243	5,228,332

Total earning assets	$4,211,321	$1,721,247	$2,621,372	$734,503	$9,288,443

Cumulative earning assets	$4,211,321	$5,932,568	$8,553,940	$9,288,443

Rate sensitive liabilities

Time deposits	$1,459,852	$1,487,406	$336,829	$869	$3,284,956
Other interest bearing deposits	2,316,113	—	—	—	2,316,113
Securities sold under repurchase agreements	367,136	70,174	203,950	600,000	1,241,260
Other borrowed funds	1,141,265	—	—	68	1,141,333
Junior subordinated deferrable interest debentures	200,921	—	—	10,278	211,199

Total interest bearing liabilities	$5,485,287	$1,557,580	$540,779	$611,215	$8,194,861

Cumulative sensitive liabilities	$5,485,287	$7,042,867	$7,583,646	$8,194,861

Repricing gap	$(1,273,966)	$163,667	$2,080,593	$123,288	$1,093,582
Cumulative repricing gap	(1,273,966)	(1,110,299)	970,294	1,093,582
Ratio of interest-sensitive assets to liabilities	.77	1.11	4.85	1.20	1.13
Ratio of cumulative, interest-sensitive assets to liabilities	.77	.84	1.13	1.13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2007, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 23 of the Company’s 2006 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  Unless further appealed, the judgment will be come non-appealable on November 21, 2007.  The other partnership tax case was and continues to be stayed by the same Trial Court.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company, through December 31, 2006, has expensed an additional $13.7 million, approximately.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management is determining whether to further appeal the judgment in the first case and will continue to evaluate the merits of each lawsuit and make any appropriate revisions to the amounts, as deemed necessary.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 1, 2007, a total of 6,091,735 shares had been repurchased under this program at a cost of $210,696,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of November 1, 2007, the Company has approximately $231,669,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

                Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended September 30, 2007.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of a Publicly-Announced Program	Approximate Dollar Value of Shares Available for Repurchase (2)
July 1 — July 31, 2007	84,105	24.77	—	$23,702,000
August 1 — August 31, 2007	289,526	22.86	289,526	17,082,000
September 1 — September 30, 2007	121,972	22.78	121,972	14,304,000
	495,603	$23.17	411,498

(1) During the third quarter of 2007, the Company repurchased 83,893 shares for a total purchase price of $2,077,000 from employees of the GulfStar Group, who exercised non-qualified stock options.

(2) The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring in May 2007.  The current program allows for the repurchase of up to $225,000,000 of treasury stock through December 2008 of which $14,304,000 remains.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:November 8, 2007	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date: November 8, 2007	/s/ Imelda Navarro
Imelda Navarro
Treasurer