Form 10-K
period 2007-12-31
INTERNATIONAL BANCSHARES CORP
filed 2008-02-29
CIK 315709

Use these links to rapidly review the document
CONTENTS PART I

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-9439

INTERNATIONAL BANCSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other jurisdiction of Incorporation or organization)	74-2157138 (I.R.S. Employer Identification No.)
1200 San Bernardo Avenue Laredo, Texas 78042-1359 (Address of principal executive office and Zip Code)	(956) 722-7611 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $1,758,861,000 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

         As of February 22, 2008, there were 68,588,465 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2007 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2008 Annual Meeting of Shareholders (in Part III).

CONTENTS

PART I

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

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through more than 255 main banking and branch facilities located in 100 communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2007 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

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

        On March 16, 2007, the Company completed its acquisition of Southwest First Community, Inc. ("Southwest Community"), a bank holding company with approximately $133 million in assets that owned State Bank & Trust in Beeville, Texas and Commercial State Bank in Sinton, Texas. The transaction was pursuant to the Agreement and Plan of Merger dated December 1, 2006 (the "Merger Agreement"). The Company paid consideration totaling $23.5 million in cash.

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

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee. The Company's website will also include the Proxy Statement relating to the Company's 2008 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 400 automated teller machines, and through their over 255 branches situated in retail locations and shopping malls. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "IBC OVERDRAFT COURTESY," "BIZ RITE CHECKING," "GOT YOU COVERED," "OVERDRAFT COURTESY GOT YOU COVERED," "FREEBEE" and a design mark depicting a bee character and "IT'S A BRIGHTER CHRISTMAS" as well as a design mark depicting the United States and Mexico and a design mark depicting "WALL STREET INTERNATIONAL." In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," and design marks depicting "CHECK'N SAVE" and "WALL STREET INTERNATIONAL," as well as a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2007, the Company and its subsidiaries employed approximately 2,965 persons full-time and 775 persons part-time.

Competition

        The Company is the third largest independent Texas bank holding company. The primary market area of the Company is South, Central and Southeast Texas, an area bordered on the east by the Galveston area, to the northwest by Roundrock, to the southwest by Del Rio and to the southeast by Brownsville, as well as the State of Oklahoma. The Company has increased its market share in its primary market area over the last several years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank-related services being provided by non-bank entities has increased dramatically during the last several years.

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 30%, 30% and 28% of the bank subsidiaries' total deposits as of December 31, 2007, 2006 and 2005, respectively.

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

        OFFICE OF FOREIGN ASSETS CONTROL REGULATION. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC administered sanctions take many forms, including without limitation, restrictions on trade or investment and the blocking of certain assets related to the designated foreign countries and nationals. Blocked assets, which may include bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with the OFAC sanctions could have serious legal and reputational consequences.

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

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. Effective October 2, 2000, the Company acquired a controlling interest in GulfStar Group, a Houston-based investment banking firm with a securities affiliate registered under the Exchange Act. As part of the Local Financial Corporation ("LFIN") acquisition, the Company acquired another securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2007, the Company has made ten merchant banking investments.

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

        FINANCIAL PRIVACY. Additionally under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to non-affiliated third parties. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. The Fair and Accurate Credit Transactions Act amended the Fair Credit Reporting Act and provided limitations on information sharing among affiliates. In order to share transaction and experience information, affiliates must provide consumers with a notice and opt out opportunity.

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

        NASDAQ LISTING STANDARDS. The Company is traded on the NASDAQ Stock Market. On November 4, 2003, the SEC approved the revised listing standards of the NASDAQ Stock Market. The new listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters. The standards relating to board independence were slightly revised during 2007.

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

        AUDIT REPORTS. Insured institutions with total assets of $1 billion or more must submit annual audit reports prepared by independent auditors to federal and state regulators, as well as certain internal control assessments. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports and examination related correspondence. In addition, financial statements prepared in accordance with accounting principles generally accepted in the United States of America, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an audit by the independent auditor regarding the internal controls must be submitted to federal and state regulators. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

        DEPOSIT INSURANCE. All of the bank subsidiaries of the Company are members of the FDIC, which currently insures the deposits of each member bank up to applicable limits. Deposits of each of the bank subsidiaries are insured by the FDIC through the Deposit Insurance Fund ("DIF") to the extent provided by law. The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory rating. During 2007, the bank subsidiaries of the Company were required to pay deposit insurance premiums. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank subsidiaries of the Company received a one-time assessment credit that can be applied against future premiums, subject to certain limitations. During 2007, the credit was used to offset all the deposit insurance premiums owed by the bank subsidiaries of the Company and the remaining amount of the offset credit will be used against future deposit insurance premiums. During 2007, the bank subsidiaries of the Company paid Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as a collection agent. The FICO is a mixed-ownership government corporation whose sole purpose was to serve as a financing vehicle for the defunct Federal Savings & Loan Insurance Corporation.

        CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2007, the Company's ratio of total capital-to-risk-weighted assets was 12.99%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Core Capital or Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill of $314,705,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2007 was 7.76%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions. Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit. After the transition period, the Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2007. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2007, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

        The risk-based standards that apply to bank holding companies and banks incorporate market and interest rate risk components. Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities. Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks. The Company does not have any Tier 3 capital and did not need Tier 3 capital to offset market risks.

        The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In June 2004, the BIS released a new capital accord to replace the 1988 capital accord with an update in November 2005 ("BIS II"). BIS II would set capital requirements for operational risk, and refine the existing capital requirements for credit risk and market risk exposures. The United States federal banking agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or "core banks"—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization's primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank's asset size, level of complexity, risk profile, or scope of operations. The Company is not an internationally active organization under the provisions of BIS II and has not determined whether it would opt to apply the BIS II provisions applicable to internationally active organizations when they become effective.

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

        CRA. Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. Each bank subsidiary received a "satisfactory" CRA rating in its most recently completed examination. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions.

        CONSUMER LAWS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Real Estate Settlement Procedures Act and the Fair Credit Reporting Act, among others. In the residential real estate lending area, each subsidiary bank is required to comply with the Home Ownership Equity and Protection Act, which is implemented by Regulation Z, as well as certain state laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

        INSIDER LOANS. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower, prohibition on preferential terms, and other conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

        DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. At December 31, 2007, there was an aggregate of approximately $135,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $135,000,000 and continue to be classified as "well capitalized". Note 20 of Notes to Consolidated Financial Statements of the Company in the 2007 Annual Report is incorporated herein by reference.

        POWERS. As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The new Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity. Also, the Texas Finance Code includes, a super parity provision established procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States. The Banking Commissioner has thirty (30) days to prohibit the activity.

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

        Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for possible loan losses to provide for losses inherent in the loan portfolio. The allowance for possible loan losses reflects management's best estimate of probable loan losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of the Company and the Company's historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for possible loan losses is adequate at December 31, 2007.

If real estate values in the Company's target markets decline, the loan portfolio would be impaired.

        A significant portion of the Company's loan portfolio consists of loans secured by real estate located in the markets served by the Company. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional, or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchases, changes in the tax laws and other governmental statutes, regulations, and policies; and acts of nature. If real estate prices decline significantly in any of these markets, the value of the real estate collateral securing the Company's loans would be reduced. Such a reduction in the value of the Company's collateral could increase the number of impaired loans and adversely affect the Company's financial performance.

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

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2007. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time.

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

The effects of the litigation and proceedings pending with the Internal Revenue Service regarding the Company's lease financing transactions could adversely affect the Company.

        The Company has been involved in lawsuits with the IRS relating to two lease-financing transactions that the Company entered into through two subsidiary partnerships. In 2006, the trial court rendered a judgment against the Company on one of the lawsuits, which judgment was affirmed by the appellate court in the third quarter of 2007 and became non-appealable in the third quarter of 2007. The other partnership tax case was stayed by the same trial court pending the appeal. Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008. The Company has expensed approximately $25,700,000 in connection with the lawsuits, which amount is the total of tax adjustments due and the interest due on such adjustments for both lawsuits. No reliable prediction can be made at this time as to the likely outcome of the second lawsuit; however, in view of the affirmed trial court decision against the Company in the first case, the Company will not be refunded all or a portion of the $25,700,000 that the Company has expensed in connection with the lawsuits.

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

  •
  Changes in the Company's ability to pay dividends.

        The Company's stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have over 255 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its capital and certified surplus in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 69 of the 2007 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        Since the 2007 Annual Meeting of Shareholders of the Company held on May 21, 2007, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	65	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	55	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	50	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 27 through 29 of Registrant's 2007 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2007 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 30 of Registrant's 2007 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 18 through 26 of Registrant's 2007 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 33 through 81 of Registrant's 2007 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 82 and 83 of Registrant's 2007 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        As noted in the form 8-K filed on August 30, 2007, the Board of Directors of International Bancshares Corporation issued a press release stating that on August 24, 2007, the Audit Committee, with the approval of the Board of Directors, dismissed KPMG LLP ("KPMG") as the principal accountants for the Company and engaged the accounting firm of McGladrey & Pullen, LLP as the Company's independent registered accounting firm. The reports of KPMG on the Company's financial statements as of and for the years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

  KPMG's report on the consolidated financial statements of the Company as of and for the year ended December 31, 2006, contained a separate paragraph stating that "As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment, to account for stock-based compensation."

  KPMG's report on the consolidated financial statements of the Company as of and for the year ended December 31, 2005, contained a separate paragraph stating that "As discussed in Note 1 to the consolidated financial statements, effective December 31, 2003, the Company changed the method of accounting for its investment in its statutory business trusts."

        The audit reports of KPMG on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2006 and 2005, and the subsequent interim period through August 24, 2007, there were no: (1) disagreements with KPMG on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in paragraphs (A) through (D) of Regulation S-K Item 304(a)(1)(v)).

        The Company has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on the Company's past financial statements included (or incorporated by reference) in this Form 10-K.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Corporation") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

        As of December 31, 2007, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

        McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the 2007 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Their report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited International Bancshares Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of International Bancshares Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ McGladrey & Pullen, LLP

Dallas, TX
February 29, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2008 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the first and second paragraphs of the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," (v) Item 4A of this report entitled "Executive Officers of the Registrant," and (vi) the portion entitled "CORPORATE GOVERNANCE."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2008 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," (ii) that portion entitled "Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," and (iii) that portion entitled "AMENDMENT OF THE 2005 INTERNATIONAL BANCSHARES CORPORATION STOCK OPTION PLAN."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2008 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2008 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2008 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents
1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2007 Annual Report to Shareholders filed as an exhibit hereto and they include:
Reports of Independent Registered Public Accounting Firms
Consolidated:
Statements of Condition as of December 31, 2007 and 2006
Statements of Income for the years ended December 31, 2007, 2006 and 2005
Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
	2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	3.	The following exhibits have previously been filed by the Registrant or are included in this report following the Index to Exhibits:
		(3)(a)*	—
Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.
		(3)(b)*	—
Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference to Exhibit 3(c) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.
		(3)(c)*	—
Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002 incorporated herein by reference to Exhibit 3(d) of the Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.
		(3)(d)*	—
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
		(3)(e)*	—
Restated By-Laws of International Bancshares Corporation incorporated herein by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.
		(10a)*+	—
The 1987 International Bancshares Corporation Key Contributor Stock Option Plan as amended and restated (formerly the International Bancshares Corporation 1981 Incentive Stock Option Plan) incorporated herein as an exhibit by reference to Exhibit 28 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 1987, SEC File No. 33-79154.

(10b)*+	—
The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 333-11689.
(10c)*+	—
2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, under the Securities Exchange Act of 1934, filed by the Company on Form 8-K with the Securities and Exchange Commission on April 1, 2005, SEC File No. 09439.
(10d)*	—
Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.
(13)**	—	International Bancshares Corporation 2007 Annual Report
(21)	—	List of Subsidiaries of International Bancshares Corporation as of February 22, 2008
(23)	—	Consents of Independent Registered Public Accounting Firms
(31a)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)++	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)++	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed
+
Executive Compensation Plans and Arrangements
**
Deemed filed only with respect to those portions thereof incorporated herein by reference
++
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION
(Registrant)
By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date:	February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	February 29, 2008
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008
/s/ IRVING GREENBLUM Irving Greenblum	Director	February 29, 2008
/s/ R. DAVID GUERRA R. David Guerra	Director	February 29, 2008
/s/ DANIEL B. HASTINGS, JR. Daniel B. Hastings, Jr.	Director	February 29, 2008
/s/ RICHARD E. HAYNES Richard E. Haynes	Director	February 29, 2008
/s/ SIOMA NEIMAN Sioma Neiman	Director	February 29, 2008
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	February 29, 2008
/s/ LEONARDO SALINAS Leonardo Salinas	Director	February 29, 2008
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	February 29, 2008

Exhibit Index

Exhibit 13	—	International Bancshares Corporation 2007 Annual Report, Exhibit 13, page 1
Exhibit 21	—	List of Subsidiaries of International Bancshares Corporation as of February 22, 2008
Exhibit 23	—	Consents of Independent Registered Public Accounting Firms
Exhibit 31(a)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002