Form 10-Q
period 2008-03-31
INTERNATIONAL BANCSHARES CORP
filed 2008-05-09
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	68,558,810 shares outstanding at May 5, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
Assets

Cash and due from banks	$272,745	$329,052
Federal funds sold	86,000	17,000

Total cash and cash equivalents	358,745	346,052

Time deposits with banks	495	4,852

Investment securities:
Held-to-maturity (Market value of $2,300 on March 31, 2008 and $2,300 on December 31, 2007)	2,300	2,300
Available-for-sale (Amortized cost of $3,908,655 on March 31, 2008 and $4,167,624 on December 31, 2007)	3,941,721	4,167,888

Total investment securities	3,944,021	4,170,188

Loans, net of unearned discounts	5,601,432	5,536,628
Less allowance for possible loan losses	(62,109)	(61,726)

Net loans	5,539,323	5,474,902

Bank premises and equipment, net	443,592	435,654
Accrued interest receivable	50,767	54,301
Other investments	327,198	323,565
Identified intangible assets, net	30,208	31,507
Goodwill, net	282,357	283,198
Other assets	40,080	42,942

Total assets	$11,016,786	$11,167,161

	March 31,	December 31,
	2008	2007
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,516,350	$1,512,627
Savings and interest bearing demand	2,328,333	2,292,589
Time	3,361,883	3,352,390

Total deposits	7,206,566	7,157,606

Securities sold under repurchase agreements	1,455,878	1,328,983
Other borrowed funds	1,049,779	1,456,936
Junior subordinated deferrable interest debentures	200,969	200,929
Other liabilities	136,231	86,802

Total liabilities	10,049,423	10,231,256

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,446,857 shares on March 31, 2008 and 95,440,983 shares on December 31, 2007	95,447	95,441
Surplus	144,403	144,140
Retained earnings	940,002	929,145
Accumulated other comprehensive income	21,305	165
	1,201,157	1,168,891

Less cost of shares in treasury, 26,886,822 shares on March 31, 2008 and 26,848,880 shares on December 31, 2007	(233,794)	(232,986)

Total shareholders’ equity	967,363	935,905

Total liabilities and shareholders’ equity	$11,016,786	$11,167,161

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Interest income:
Loans, including fees	$99,521	$109,256
Federal funds sold	369	696
Investment securities:
Taxable	47,640	51,656
Tax-exempt	954	1,131
Other interest income	177	116

Total interest income	148,661	162,855

Interest expense:
Savings deposits	8,910	13,096
Time deposits	33,181	35,037
Securities sold under repurchase agreements	13,641	8,322
Other borrowings	11,600	27,205
Junior subordinated interest deferrable debentures	3,652	4,419
Other interest expense	46	—

Total interest expense	71,030	88,079

Net interest income	77,631	74,776

Provision for possible loan losses	1,552	1,361

Net interest income after provision for possible loan losses	76,079	73,415

Non-interest income:
Service charges on deposit accounts	23,754	20,225
Other service charges, commissions and fees
Banking	10,012	8,118
Non-banking	1,498	4,944
Investment securities transactions, net	146	(17,167)
Other investments, net	4,425	5,783
Other income	6,459	4,337

Total non-interest income	46,294	26,240

	Three Months Ended March 31,
	2008	2007

Non-interest expense:
Employee compensation and benefits	$31,040	$31,193
Occupancy	8,076	7,040
Depreciation of bank premises and equipment	8,546	7,556
Professional fees	2,715	2,678
Stationery and supplies	1,328	1,481
Amortization of identified intangible assets	1,299	1,209
Advertising	3,183	3,251
Other	14,810	17,660

Total non-interest expense	70,997	72,068

Income before income taxes	51,376	27,587

Minority interest in consolidated subsidiaries	—	78
Provision for income taxes	17,896	8,865

Net income	$33,480	$18,644

Basic earnings per common share:

Weighted average number of shares outstanding:	68,583,274	69,315,455

Net income	$.49	$.27

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,701,105	69,877,381

Net income	$.49	$.27

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007

Net income	$33,480	$18,644

Other comprehensive income, net of tax:

Net unrealized holding gains on securities available for sale arising during period	20,994	37,592
Reclassification adjustment for gains (losses) on securities available for sale included in net income	146	(17,167)

Comprehensive income	$54,620	$39,069

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:

Net income	$33,480	$18,644

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	1,552	1,361
Amortization of loan premiums	67	175
Amortization of time deposits with banks	1	––
Accretion of time deposit discounts	(9)	––
Depreciation of bank premises and equipment	8,546	7,556
Loss (gain) on sale of bank premises and equipment	19	(214)
Depreciation and amortization of leased assets	358	542
Accretion of investment securities discounts	(117)	(162)
Amortization of investment securities premiums	1,619	1,068
Investment securities transactions, net	(146)	153
Impairment on investment securities	––	17,014
Amortization of junior subordinated debenture discounts	40	108
Amortization of identified intangible assets	1,299	1,209
Stock based compensation expense	190	179
Earnings from affiliates and other investments	(3,142)	(1,394)
Deferred tax expense (benefit)	298	(6,297)
Decrease (increase) in accrued interest receivable	3,534	(301)
Net decrease (increase) in other assets	2,505	(38,446)
Net increase in other liabilities	14,843	25,331

Net cash provided by operating activities	64,937	26,526

Investing activities:

Proceeds from maturities of securities	8,619	3,250
Proceeds from sales of available for sale securities	1,110	39,538
Purchases of available for sale securities	(109,924)	(243,902)
Principal collected on mortgage-backed securities	357,808	225,074
Maturities of time deposits with banks	4,358	3,465
Net increase in loans	(66,040)	(129,609)
Purchases of other investments	(3,918)	(1,278)
Distributions of other investments	4,268	6,688
Purchases of bank premises and equipment	(16,538)	(13,723)
Proceeds from sale of bank premises and equipment	35	820
Adjustment to goodwill related to prior acquisition	––	5,885
Cash paid in purchase transaction	––	(23,470)
Cash acquired in purchase transaction	––	30,772

Net cash provided by (used in) investing activities	179,778	(96,490)

	Three Months Ended March 31,
	2008	2007

Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$3,723	$(8,575)
Net increase in savings and interest bearing demand deposits	35,744	114,045
Net increase (decrease) in time deposits	9,502	(632)
Net increase in securities sold under repurchase agreements	126,895	191,747
Net change in other borrowed funds	(407,157)	(168,461)
Purchase of treasury stock	(808)	(2,142)
Proceeds from stock transactions	79	1,994

Net cash (used in) provided by financing activities	(232,022)	127,976

Increase in cash and cash equivalents	12,693	58,012

Cash and cash equivalents at beginning of period	346,052	297,207

Cash and cash equivalents at end of period	$358,745	$355,219

Supplemental cash flow information:
Interest paid	$74,016	$85,580
Income taxes paid	4,363	506
Dividends declared, not yet paid	22,623	––
Adjustment to goodwill arising from acquisition	––	2,076

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, (“FSP No. 157-2”), “Effective date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009, except  for those that are recognized or disclosed at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•      Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•      Level 2 Inputs – Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•      Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
			(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Investment securities available-for-sale	$3,941,721	$647	$3,941 074	$—

Measured on a non-recurring basis:
Assets:
Impaired Loans	44,184	—	44,184	—

Investment securities available-for-sale are classified within level 2 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  The Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Impaired loans are classified within level 2 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process.  Impaired loans are primarily comprised of collateral-dependent commercial loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

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

Note 3– Loans

A summary of net loans, by loan type at March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Commercial, financial and agricultural	$2,425,903	$2,426,064
Real estate – mortgage	816,517	798,708
Real estate – construction	1,883,011	1,835,950
Consumer	194,790	190,899
Foreign	281,212	285,008

Total loans	5,601,433	5,536,629

Unearned discount	(1)	(1)

Loans, net of unearned discount	$5,601,432	$5,536,628

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	2008	2007
	(Dollars in Thousands)

Balance at December 31,	$61,726	$64,537

Losses charged to allowance	(1,347)	(1,249)
Recoveries credited to allowance	178	238
Net losses charged to allowance	(1,169)	(1,011)

Provision charged to operations	1,552	1,361
Allowance acquired in acquisition (Note 2)	—	1,054

Balance at March 31,	$62,109	$65,941

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

The following table details key information regarding the Company’s impaired loans:

	March 31,	December 31,
	2008	2007
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$48,897	$39,618
Balance of impaired loans where there is no related allowance for loan loss	—	—

Total impaired loans	$48,897	$39,618

Allowance allocated to impaired loans	$4,713	$4,903

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $44,257,000 and $22,590,000 for the three months and year ended March 31, 2008 and December 31, 2007, respectively.  The interest recognized on impaired loans was not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis. It is the judgment of the Company’s management that the allowance for possible loan losses at March 31, 2008 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of March 31, 2008, 51,622 shares were available for future grants under the 2005 Plan.

                A summary of option activity under the stock option plans for the three months ended March 31, 2008 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2007	924,486	$21.00
Plus: Options granted	—	—
Less:
Options exercised	5,877	13.51
Options expired	—	—
Options forfeited	10,881	25.02
Options outstanding at March 31, 2008	907,728	$21.00	4.26	$3,173,000

Options fully vested and exercisable at March 31, 2008	431,293	$15.96	2.35	$3,085,000

Stock-based compensation expense included in the consolidated statement of income for the three months ended March 31, 2008 was approximately $190,000.  As of March 31, 2008, there was approximately $1,580,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,323	$1,308
Mortgage-backed securities
Available-for-sale	3,850,207	4,066,829
States and political subdivisions
Available-for-sale	75,042	84,633
Other
Held-to-maturity	2,300	2,300
Available-for-sale	15,149	15,118

Total investment securities	$3,944,021	$4,170,188

Included in mortgage-backed securities in the table above are $2,157,753 of mortgage-backed securities issued by either the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Corporation (“Fannie Mae”), and $1,692,454 of mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”).  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but are rated AAA.

Note 7 – Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term, variable-rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2008, other borrowed funds totaled $1,049,779,000, a decrease of 27.9% from $1,456,936,000 at December 31, 2007.

Note 8 – Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  As of March 31, 2008, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of March 31, 2008, the principal amount of debentures outstanding totaled $200,969,000.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) of the Company, and are pari passu with one another.  The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts.  The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities.  The Company has the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to ten consecutive semi-annual periods on Trust I and for up to twenty consecutive quarterly periods on Trusts VI, VII, VIII, IX, X, XI and XII.  If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred.  The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For March 31, 2008, the total $200,969,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the debentures and their interest rate at March 31, 2008:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)
Trust I	$10,295	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	6.52%	LIBOR + 3.45	November 2032	May 2008
Trust VII	$10,310	Quarterly	6.49%	LIBOR + 3.25	April 2033	July 2008
Trust VIII	$25,722	Quarterly	7.31%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
	$200,969

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 – Common Stock and Dividends

All per share data presented has been restated to reflect the stock split effected through a stock dividend, which became effective May 21, 2007 and was paid on June 8, 2007.  Cash dividends of $.33 were paid on April 18, 2008 to all holders of record on March 31, 2008.

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 5, 2008, a total of 6,195,133 shares had been repurchased under this program at a cost of $212,872,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of May 5, 2008, the Company has approximately $233,845,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

Prior to filing the lawsuits, the Company was required to deposit the estimated tax due of approximately $4,083,000 with respect to the first FPAA and $7,710,606 with respect to the second FPAA with the IRS pursuant to the Internal Revenue Code.  If it is determined that the amount of tax due, if any, related to the lease-financing transactions is less than the amount of the deposits, the remaining amount of the deposits would be returned to the Company.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  The judgment became non-appealable on November 21, 2007.  The other partnership case was stayed by the same Trial Court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company has engaged in settlement negotiations with the Department of Justice, and has agreed to settle the second case.  Under the terms of the settlement, the Company has conceded the entire amount in dispute based upon the similarity of the facts of that case to the first case and the likelihood of an unfavorable outcome if litigated based upon the Court rulings in the first case.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company additionally expensed an approximate $13.7 million in the first quarter of 2006.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management will continue to evaluate the correspondence with the IRS on the FPAAs and make any appropriate revisions to the amounts as deemed necessary.

Note 11 – Capital Ratios

The Company had a leverage ratio of 7.74% and 7.76%, risk-weighted Tier 1 capital ratio of 12.01% and 11.98% and risk-weighted total capital ratio of 13.01% and 12.99% at March 31, 2008 and December 31, 2007, respectively.  The identified intangibles and goodwill of $312,565,000 as of March 31, 2008, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 260 facilities and more than 405 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  The first quarter of 2007 was negatively affected by an impairment charge of $13.1 million, after tax, arising from a charge on certain investment securities.  This impairment charge negatively affected the efficiency ratio but does not necessarily reflect a long-term negative trend.  Additionally, the Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added 46 branches in 2007 and the first three months of 2008.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2008	December 31, 2007	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,016,786	$11,167,161	(1.3)%
Net loans	5,539,323	5,474,902	1.2
Deposits	7,206,566	7,157,606	0.7
Other borrowed funds	1,049,779	1,456,936	(27.9)
Junior subordinated deferrable interest debentures	200,969	200,929	—
Shareholders’ equity	967,363	935,905	3.4

Consolidated Statements of Income Information

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$148,661	$162,855	(8.7)%
Interest expense	71,030	88,079	(19.4)
Net interest income	77,631	74,776	3.8
Provision for possible loan losses	1,552	1,361	14.0
Non-interest income	46,294	26,240	76.4
Non-interest expense	70,997	72,068	(1.5)
Net income	33,480	18,644	79.6

Per common share (adjusted for stock dividends):
Basic	$.49	$.27	81.5%
Diluted	.49	.27	81.5

Net Income

Net income for the first quarter of 2008 increased by 79.6% as compared to the same period in 2007.  During the first quarter of 2007, net income was negatively impacted by an impairment charge of $13.1 million, after tax, on certain investments.  A significant portion of the impairment charge is a result of the Company’s strategic identification in 2007 of certain investment securities that were sold with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified for sale were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated the Company’s re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and was done to improve operating ratios.  As a result of this decision, the Company marked the securities to market.

Net Interest Income

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$99,521	$109,256	(8.9)%
Federal funds sold	369	696	(47.0)
Investment securities:
Taxable	47,640	51,656	(7.8)
Tax-exempt	954	1,131	(15.6)
Other interest income	177	116	52.6

Total interest income	148,661	162,855	(8.7)

Interest expense:
Savings deposits	8,910	13,096	(32.0)
Time deposits	33,181	35,037	(5.3)
Securities sold under repurchase agreements	13,641	8,322	63.9
Other borrowings	11,600	27,205	(57.4)
Junior subordinated interest deferrable debentures	3,652	4,419	(17.4)
Other interest expense	46	—	—

Total interest expense	71,030	88,079	(19.5)

Net interest income	$77,631	$74,776	3.8

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2006 at 8.25%.  During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  During the first quarter of 2008, the prime interest rate decreased by 200 basis points to end the quarter at 5.25%.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income increased 3.8% from the first quarter of 2007 as compared to the same period in 2008 despite the decreases in the prime interest rate.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 24 for the March 31, 2008 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$23,754	$20,225	17.4%
Other service charges, commissions and fees
Banking	10,012	8,118	23.3
Non-banking	1,498	4,944	(69.7)
Investment securities transactions, net	146	(17,167)	(100.9)
Other investments, net	4,425	5,783	(23.5)
Other income	6,459	4,337	48.9

Total non-interest income	$46,294	$26,240	76.4

The increase in investment securities transactions for the three months ended March 31, 2008 can be attributed to a $17.0 million impairment charge recorded in connection with certain investment securities identified for sale in the first quarter 2007.  The impairment charge in 2007 was the result of the Company’s strategic identification of certain investment securities that were identified for sale with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and was done to improve the Company’s operating ratios.  As a result of this decision, the Company marked the securities to market.   The increase in the first quarter 2008 in banking service charges, commissions and fees can be attributed to surcharge and interchange income for use of automated teller machines (ATM) and increased debit card usage by customers.

Non-Interest Expense

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$31,040	$31,193	(0.5)%
Occupancy	8,076	7,040	14.7
Depreciation of bank premises and equipment	8,546	7,556	13.1
Professional fees	2,715	2,678	1.4
Stationery and supplies	1,328	1,481	(10.3)
Amortization of identified intangible assets	1,299	1,209	7.4
Advertising	3,183	3,251	(2.1)
Other	14,810	17,660	(16.1)

Total non-interest expense	$70,997	$72,068	(1.5)

Non-interest expense was affected by the aggressive de novo branching activity that has added 8 new branches in 2008 and 38 branches in 2007, including three acquired in the Southwest First Community acquisition.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 0.6% to $62,109,000 at March 31, 2008 from $61,726,000 at December 31, 2007.  The provision for possible loan losses charged to expense increased 14.0% to $1,552,000 for the quarter ended March 31, 2008 from $1,361,000 for the same period in 2007.  The allowance for possible loan losses was 1.1% of total loans, net of unearned income at March 31, 2008 and at December 31, 2007, respectively.  The Company is not involved in sub-prime mortgage lending and the allowance for possible loan losses does not reflect any reserve for such lending.

Investment Securities

Investment securities decreased 5.4% to $3,944,021,000 at March 31, 2008, from $4,170,188,000 at December 31, 2007. The decrease in investment securities can be attributed to principal pay downs on mortgage-backed securities in the investment portfolio.  All of the mortgage-backed securities held by the Company are either fully guaranteed by the U.S. Government or issued by an agency of the Federal Government and are rated AAA.

Loans

Loans, net of unearned discounts increased 1.2% to $5,601,432,000 at March 31, 2008, from $5,536,628,000 at December 31, 2007.  The increase in loans can be attributed to the Company’s internal efforts to grow its loan balances.

Deposits

Deposits increased 0.7% to $7,206,566,000 at March 31, 2008, from $7,157,606,000 at December 31, 2007.  The change in deposits is primarily the result of the Company’s internal sales program.

Foreign Operations

On March 31, 2008, the Company had $11,016,786,000 of consolidated assets, of which approximately $281,212,000, or 2.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $285,008,000, or 2.6%, at December 31, 2007.  Of the $281,212,000, 80.3% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 18.9% is secured by foreign real estate; and 0.8% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2008 and 2007 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2008, shareholders’ equity was $967,363,000 compared to $935,905,000 at December 31, 2007, an increase of $31,458,000, or 3.4%.  The increase is primarily due to the retention of earnings offset by dividends to be paid to shareholders.

The Company had a leverage ratio of 7.74% and 7.76%, risk-weighted Tier 1 capital ratio of 12.01% and 11.98% and risk-weighted total capital ratio of 13.01% and 12.99% at March 31, 2008 and December 31, 2007, respectively.  The identified intangibles and goodwill of $312,565,000 as of March 31, 2008, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2008 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2008	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$86,000	$—	$—	$—	$86,000
Time deposits with banks	495	—	—	—	495
Investment securities	571,882	1,650,841	1,616,814	104,484	3,944,021
Loans, net of non-accruals	4,141,516	311,498	455,213	648,395	5,556,622

Total earning assets	$4,799,893	$1,962,339	$2,072,027	$752,879	$9,587,138

Cumulative earning assets	$4,799,893	$6,762,232	$8,834,259	$9,587,138

Rate sensitive liabilities

Time deposits	$1,421,408	$1,572,975	$366,887	$613	$3,361,883
Other interest bearing deposits	2,328,333	—	—	—	2,328,333
Securities sold under repurchase agreements	401,334	49,947	104,597	900,000	1,455,878
Other borrowed funds	1,049,779	—	—	—	1,049,779
Junior subordinated deferrable interest debentures	61,806	—	128,868	10,295	200,969

Total interest bearing liabilities	$5,262,660	$1,622,922	$600,352	$910,908	$8,396,842

Cumulative sensitive liabilities	$5,262,660	$6,885,582	$7,485,934	$8,396,842

Repricing gap	$(462,767)	$339,417	$1,471,675	$(158,029)	$1,190,296
Cumulative repricing gap	(462,767)	(123,350)	1,348,325	1,190,296
Ratio of interest-sensitive assets to liabilities	.91	1.21	3.45	.83	1.14
Ratio of cumulative, interest- sensitive assets to liabilities	.91	.98	1.18	1.14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2008, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of the Company’s 2007 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

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

Prior to filing the lawsuits, the Company was required to deposit the estimated tax due of approximately $4,083,000 with respect to the first FPAA and $7,710,606 with respect to the second FPAA with the IRS pursuant to the Internal Revenue Code.  If it is determined that the amount of tax due, if any, related to the lease-financing transactions is less than the amount of the deposits, the remaining amount of the deposits would be returned to the Company.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  The judgment became non-appealable on November 21, 2007.  The other partnership case was stayed by the same Trial Court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company has engaged in settlement negotiations with the Department of Justice, and has agreed to settle the second case.  Under the terms of the settlement, the Company has conceded the entire amount in dispute based upon the similarity of the facts of that case to the first case and the likelihood of an unfavorable outcome if litigated based upon the Court rulings in the first case.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA, the uncertainty of the outcome at the appellate level, and the similarity between the two FPAAs, the Company additionally expensed an approximate $13.7 million in the first quarter of 2006.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management will continue to evaluate the correspondence with the IRS on the FPAAs and make any appropriate revisions to the amounts as deemed necessary.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 5, 2008, a total of 6,195,133 shares had been repurchased under this program at a cost of $212,872,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of May 5, 2008, the Company has approximately $233,845,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

                Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended March 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 – January 31, 2008	2,564	20.50	2,564	$12,935,000
February 1 – February 29, 2008	—	—	—	12,935,000
March 1 – March 31, 2008	35,378	21.37	35,378	12,179,000
	37,942	$21.31	37,942

(1) The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring in May 2007.  The current program allows for the repurchase of up to $225,000,000 of treasury stock through December 2008 of which $12,179,000 remains.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 9, 2008	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 9, 2008	/s/ Imelda Navarro
Imelda Navarro
Treasurer