Form 10-Q
period 2008-06-30
INTERNATIONAL BANCSHARES CORP
filed 2008-08-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒         No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	68,562,906 shares outstanding at
August 1, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
Assets

Cash and due from banks	$256,754	$329,052
Federal funds sold	6,000	17,000

Total cash and cash equivalents	262,754	346,052

Time deposits with banks	396	4,852

Investment securities:
Held-to-maturity (Market value of $2,300 on June 30, 2008 and $2,300 on December 31, 2007)	2,300	2,300
Available-for-sale (Amortized cost of $3,944,716 on June 30, 2008 and $4,167,624 on December 31, 2007)	3,960,388	4,167,888

Total investment securities	3,962,688	4,170,188

Loans, net of unearned discounts	5,690,075	5,536,628
Less allowance for possible loan losses	(65,407)	(61,726)

Net loans	5,624,668	5,474,902

Bank premises and equipment, net	445,327	435,654
Accrued interest receivable	48,501	54,301
Other investments	315,150	323,565
Identified intangible assets, net	28,909	31,507
Goodwill, net	282,357	283,198
Other assets	39,799	42,942

Total assets	$11,010,549	$11,167,161

	June 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,532,668	$1,512,627
Savings and interest bearing demand	2,315,771	2,292,589
Time	3,352,924	3,352,390

Total deposits	7,201,363	7,157,606

Securities sold under repurchase agreements	1,475,147	1,328,983
Other borrowed funds	1,048,089	1,456,936
Junior subordinated deferrable interest debentures	201,009	200,929
Other liabilities	95,497	86,802

Total liabilities	10,021,105	10,231,256

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,458,437 shares on June 30, 2008 and 95,440,983 shares on December 31, 2007	95,458	95,441
Surplus	144,734	144,140
Retained earnings	973,050	929,145
Accumulated other comprehensive income	10,098	165
	1,223,340	1,168,891

Less cost of shares in treasury, 26,891,101 shares on June 30, 2008 and 26,848,880 shares on December 31, 2007	(233,896)	(232,986)

Total shareholders’ equity	989,444	935,905

Total liabilities and shareholders’ equity	$11,010,549	$11,167,161

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$91,028	$112,723	$190,549	$221,979
Federal funds sold	312	821	681	1,517
Investment securities:
Taxable	44,610	45,782	92,250	97,438
Tax-exempt	881	1,078	1,835	2,209
Other interest income	100	2,004	277	2,120

Total interest income	136,931	162,408	285,592	325,263

Interest expense:
Savings deposits	6,892	13,695	15,802	26,791
Time deposits	28,086	36,236	61,267	71,273
Securities sold under repurchase agreements	12,484	10,213	26,125	18,535
Other borrowings	5,813	18,177	17,413	45,382
Junior subordinated interest deferrable debentures	3,473	4,526	7,125	8,945
Other interest expense	42	—	88	—

Total interest expense	56,790	82,847	127,820	170,926

Net interest income	80,141	79,561	157,772	154,337

Provision for possible loan losses	4,101	1,198	5,653	2,559

Net interest income after provision for possible loan losses	76,040	78,363	152,119	151,778

Non-interest income:
Service charges on deposit accounts	25,488	21,058	49,242	41,283
Other service charges, commissions and fees
Banking	10,150	8,843	20,162	16,961
Non-banking	1,647	3,887	3,145	8,831
Gain (loss) on investment securities transactions, net	6,264	2,257	6,410	(14,910)
Other investments, net	3,685	4,785	8,110	10,568
Other income	3,783	6,436	10,242	10,774

Total non-interest income	51,017	47,266	97,311	73,507

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Non-interest expense:
Employee compensation and benefits	$31,420	$31,962	$62,460	$63,155
Occupancy	9,022	8,303	17,098	15,343
Depreciation of bank premises and equipment	9,092	7,813	17,638	15,369
Professional fees	3,170	2,791	5,885	5,469
Stationery and supplies	1,266	1,490	2,594	2,971
Amortization of identified intangible assets	1,299	1,320	2,598	2,529
Advertising	3,479	3,169	6,662	6,420
Other	17,636	16,581	32,446	34,242

Total non-interest expense	76,384	73,429	147,381	145,498

Income before income taxes	50,673	52,200	102,049	79,787

Minority interest in consolidated subsidiaries	—	(78)	—	—
Provision for income taxes	17,624	17,688	35,520	26,553

Net income	$33,049	$34,590	$66,529	$53,234

Basic earnings per common share:

Weighted average number of shares outstanding:	68,565,037	69,313,121	68,574,155	69,314,282

Net income	$.48	$.50	$.97	$.77

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,716,210	69,686,149	68,708,657	69,820,072

Net income	$.48	$.50	$.97	$.76

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$33,049	$34,590	$66,529	$53,234

Other comprehensive income, net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period	(17,472)	(9,072)	3,523	28,520
Reclassification adjustment for gains (losses) on securities available for sale included in net income	6,264	2,257	6,410	(14,910)

Comprehensive income	$21,841	$27,775	$76,462	$66,844

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:

Net income	$66,529	$53,234

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	5,653	2,559
Amortization of loan premiums	122	233
Accretion of time deposits with banks	1	(32)
Accretion of time deposit discounts	(19)	—
Depreciation of bank premises and equipment	17,638	15,369
Gain on sale of bank premises and equipment	(85)	(2,431)
Depreciation and amortization of leased assets	640	1,083
Accretion of investment securities discounts	(338)	(321)
Amortization of investment securities premiums	3,288	2,076
Investment securities transactions, net	(6,410)	14,910
Amortization of junior subordinated debenture discounts	80	215
Amortization of identified intangible assets	2,598	2,529
Stock based compensation expense	376	369
Earnings from affiliates and other investments	(5,936)	(5,038)
Deferred tax benefit	(3,535)	(349)
Decrease in accrued interest receivable	5,800	3,288
Net decrease in other assets	3,443	2,347
Net increase in other liabilities	6,653	3,360

Net cash provided by operating activities	96,498	93,401

Investing activities:

Proceeds from maturities of securities	13,938	16,015
Proceeds from sales of available for sale securities	8,359	739,069
Purchases of available for sale securities	(518,958)	(484,958)
Principal collected on mortgage-backed securities	723,029	470,673
Maturities of time deposits with banks	4,457	25,084
Net increase in loans	(155,541)	(60,561)
Purchases of other investments	(4,006)	(5,412)
Distributions of other investments	18,357	49,187
Purchases of bank premises and equipment	(27,856)	(38,596)
Proceeds from sale of bank premises and equipment	630	5,966
Adjustment to goodwill related to prior acquisition	—	5,885
Cash paid in purchase transaction	—	(23,470)
Cash acquired in purchase transaction	—	30,772

Net cash provided by investing activities	62,409	729,654

	Six Months Ended June 30,
	2008	2007
Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$20,041	$(23,191)
Net increase in savings and interest bearing demand deposits	23,182	92,255
Net increase (decrease) in time deposits	553	(37,654)
Net increase in securities sold under repurchase agreements	146,164	262,061
Net decrease in other borrowed funds	(408,847)	(1,029,409)
Proceeds of issuance of long-term debt	—	53,609
Principal payments of long term-debt	—	(22,681)
Purchase of treasury stock	(910)	(16,912)
Proceeds from stock transactions	235	3,992
Payment of cash dividends	(22,623)	(22,086)
Payment of cash dividends in lieu of fractional shares	—	(27)

Net cash used in financing activities	(242,205)	(740,043)

(Decrease) increase in cash and cash equivalents	(83,298)	83,012

Cash and cash equivalents at beginning of period	346,052	297,207

Cash and cash equivalents at end of period	$262,754	$380,219

Supplemental cash flow information:
Interest paid	$135,514	$176,295
Income taxes paid	34,208	29,981
Adjustment to goodwill arising from prior acquisition	—	2,076

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

•                  Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of June 30, 2008 by level within the SFAS No. 157 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using (Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Measured on a recurring basis:
Assets:
Investment securities available-for-sale	$3,960,388	$627	$3,959,761	$—

Measured on a non-recurring basis:
Assets:
Impaired Loans	64,031	—	64,031	—

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

Note 3– Loans

A summary of net loans, by loan type at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)

Commercial, financial and agricultural	$2,468,094	$2,426,064
Real estate – mortgage	837,187	798,708
Real estate – construction	1,928,399	1,835,950
Consumer	176,654	190,899
Foreign	279,741	285,008

Total loans	5,690,075	5,536,629

Unearned discount	—	(1)

Loans, net of unearned discount	$5,690,075	$5,536,628

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	June 30, 2008	June 30, 2007
	(Dollars in Thousands)

Balance at December 31,	$61,726	$64,537

Losses charged to allowance	(2,320)	(1,947)
Recoveries credited to allowance	348	735
Net losses charged to allowance	(1,972)	(1,212)

Provision charged to operations	5,653	2,559
Allowance acquired in acquisition (Note 2)	—	1,054

Balance at June 30,	$65,407	$66,938

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

The following table details key information regarding the Company’s impaired loans:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$55,231	$39,618
Balance of impaired loans where there is no related allowance for loan loss	17,863	—

Total impaired loans	$73,094	$39,618

Allowance allocated to impaired loans	$9,063	$4,903

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $53,870,000 and $22,590,000 for the six months and year ended June 30, 2008 and December 31, 2007, respectively.  The interest recognized on impaired loans was not significant.  The balance of impaired loans increased because of a certain energy related loan that filed for bankruptcy protection.  As a result of some recent collateral improvements and collateral enhancements of two impaired loans, the Company determined that the allowance allocated to the two credits was no longer justified; however the Company still deems the credits impaired as of June 30, 2008.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at June 30, 2008 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of June 30, 2008, 357,047 shares were available for future grants under the 2005 Plan.

                A summary of option activity under the stock option plans for the six months ended June 30, 2008 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2007	924,483	$21.00
Plus: Options granted	1,500	24.61
Less:
Options exercised	17,454	13.52
Options expired	—	—
Options forfeited	17,806	25.45
Options outstanding at June 30, 2008	890,723	$21.06	4.04	$2,568,000

Options fully vested and exercisable at June 30, 2008	442,902	$16.28	2.18	$2,567,000

                Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2008 was approximately $186,000 and $376,000, respectively.  As of June 30, 2008 there was approximately $1,400,000, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.6 years.

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,319	$1,308
Mortgage-backed securities
Available-for-sale	3,874,275	4,066,828
States and political subdivisions
Available-for-sale	70,667	84,633
Other
Held-to-maturity	2,300	2,300
Available-for-sale	14,127	15,119

Total investment securities	$3,962,688	$4,170,188

Included in mortgage-backed securities in the table above are $2,240,428 of mortgage-backed securities issued by either the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Corporation (“Fannie Mae”), $1,535,508 of mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) and $98,339 issued by non-government entities.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but are rated AAA.  Investments in mortgage-backed securities issued by non-governmental entities are rated AAA.

Note 7 – Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term, variable-rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2008, other borrowed funds totaled $1,048,089,000, a decrease of 28.1% from $1,456,936,000 at December 31, 2007.

Note 8 – Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  As of June 30, 2008, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of June 30, 2008, the principal amount of debentures outstanding totaled $201,009,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For June 30, 2008, the total $201,009,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2008:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,304	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	6.13%	LIBOR + 3.45	November 2032	August 2008
Trust VII	$10,310	Quarterly	6.12%	LIBOR + 3.25	April 2033	October 2008
Trust VIII	$25,753	Quarterly	5.76%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
	$201,009

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

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2008, a total of 6,197,214 shares had been repurchased under this program at a cost of $212,923,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of August 1, 2008, the Company has approximately $233,896,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions.  The lease-financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary was the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS issued a separate Notice of Final Partnership Administrative Adjustments (“FPAA”) to the partnerships and on September 25, 2001, and January 10, 2003, the Company filed lawsuits contesting the adjustments asserted in the FPAAs.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  The judgment became non-appealable on November 21, 2007.  The other partnership case was stayed by the same Trial Court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company engaged in settlement negotiations with the Department of Justice, and agreed to settle the second case.  Under the terms of the settlement, the Company has conceded the entire amount in dispute based upon the similarity of the facts of that case to the first case and the likelihood of an unfavorable outcome if litigated based upon the Court rulings in the first case.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA and the similarity between the two FPAAs, the Company additionally expensed an approximate $13.7 million in the first quarter of 2006.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management will continue to evaluate the correspondence with the IRS on the FPAAs and make any appropriate revisions to the amounts as deemed necessary.

Note 11 – Capital Ratios

The Company had a leverage ratio of 8.29% and 7.76%, risk-weighted Tier 1 capital ratio of 12.11% and 11.98% and risk-weighted total capital ratio of 13.13% and 12.99% at June 30, 2008 and December 31, 2007, respectively.  The identified intangibles and goodwill of $311,266,000 as of June 30, 2008, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

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

•                  The effects of the proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions.

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

Overview

The Company, which is headquartered in Laredo, Texas, with more than 260 facilities and more than 415 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  The first six months of 2007 was negatively affected by an impairment charge of $13.1 million, after tax, arising from a charge on certain investment securities.  This impairment charge negatively affected the efficiency ratio but does not necessarily reflect a long-term negative trend.  Additionally, the Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added 50 branches in 2007 and the first six months of 2008.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2008	December 31, 2007	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,010,549	$11,167,161	(1.4)%
Net loans	5,624,668	5,474,902	2.7
Deposits	7,201,363	7,157,606.6
Other borrowed funds	1,048,089	1,456,936	(28.1)
Junior subordinated deferrable interest debentures	201,009	200,929	—
Shareholders’ equity	989,444	935,905	5.7

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Interest income	$136,931	$162,408	(15.7)%	$285,592	$325,263	(12.2)%
Interest expense	56,790	82,847	(31.5)	127,820	170,926	(25.2)
Net interest income	80,141	79,561.7		157,772	154,337	2.2
Provision for possible loan losses	4,101	1,198	242.3	5,653	2,559	120.9
Non-interest income	51,017	47,266	7.9	97,311	73,507	32.4
Non-interest expense	76,384	73,429	4.0	147,381	145,498	1.3
Net income	33,049	34,590	(4.5)	66,529	53,234	25.0

Per common share (adjusted for stock dividends):
Basic	$.48	$.50	(4.0)%	$.97	$.77	26.0%
Diluted	.48	.50	(4.0)	.97	.76	27.6

Net Income

Net income for the first and second quarter of 2008 increased by 25.0% as compared to the same period in 2007.  Net income for the second quarter of 2008 was negatively impacted by a pre-tax increase in the provision for possible loan losses of $3.0 million in connection with an energy-related commercial borrower.  The energy-related borrower filed for bankruptcy protection on July 22, 2008.  The total allowance allocated to the credit was derived from a range of values using information currently available.  The provision for possible loan losses considers both the value of the borrower as a going concern and its liquidation value.  The Company will continue to monitor the credit and adjust the allowance allocated to the credit as needed.  Net income for the first six months of 2007 was negatively impacted by an impairment charge of $13.1 million, after tax, on certain investments.  A significant portion of the impairment charge is a result of the Company’s strategic identification in 2007 of certain investment securities that were sold with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Interest income:
Loans, including fees	$91,028	$112,723	(19.2)%	$190,549	$221,979	(14.2)%
Federal funds sold	312	821	(62.0)	681	1,517	(55.1)
Investment securities:
Taxable	44,610	45,782	(2.6)	92,250	97,438	(5.3)
Tax-exempt	881	1,078	(18.3)	1,835	2,209	(16.9)
Other interest income	100	2,004	(95.0)	277	2,120	(86.9)

Total interest income	136,931	162,408	(15.7)	285,592	325,263	(12.2)

Interest expense:
Savings deposits	6,892	13,695	(49.7)	15,802	26,791	(41.0)
Time deposits	28,086	36,236	(22.5)	61,267	71,273	(14.0)
Securities sold under repurchase agreements	12,484	10,213	22.2	26,125	18,535	40.9
Other borrowings	5,813	18,177	(68.0)	17,413	45,382	(61.6)
Junior subordinated interest deferrable debentures	3,473	4,526	(23.3)	7,125	8,945	(20.3)
Other interest expense	42	—	(100.0)	88	—	(100.0)

Total interest expense	56,790	82,847	(31.5)	127,820	170,926	(25.2)

Net interest income	$80,141	$79,561.7%		$157,772	$154,337	2.2%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2006 at 8.25%.  During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  During the first and second quarters of 2008, the prime interest rate decreased by 250 basis points to end the quarter at 5.00%.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income increased 2.2% for the first six months of 2008 as compared to the same period in 2007 despite the decreases in the prime interest rate.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 24 for the June 30, 2008 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Service charges on deposit accounts	$25,488	$21,058	21.0%	$49,242	$41,283	19.3%
Other service charges, commissions and fees
Banking	10,150	8,843	14.8	20,162	16,961	18.9
Non-banking	1,647	3,887	(57.6)	3,145	8,831	(64.4)
Investment securities transactions, net	6,264	2,257	177.5	6,410	(14,910)	(143.0)
Other investments, net	3,685	4,785	(23.0)	8,110	10,568	(23.3)
Other income	3,783	6,436	(41.2)	10,242	10,774	(4.9)

Total non-interest income	$51,017	$47,266	7.9%	$97,311	$73,507	32.4%

The increase in investment securities transactions for the three and six months ended June 30, 2008 can be attributed to a $17.0 million impairment charge recorded in connection with certain investment securities identified for sale in the first quarter 2007 and the sale of certain equity investments.  The impairment charge in 2007 was the result of the Company’s strategic identification of certain investment securities that were identified for sale with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and was done to improve the Company’s operating ratios.  As a result of this decision, the Company marked the securities to market.   The sale of certain equity securities resulted in a gain of $6.2 million, before taxes for the three and six months ended June 30, 2008.  The increase in banking service charges, commissions and fees for the first six months of 2008 can be attributed to surcharge and interchange income from customers using the IBC debit card and automated teller machines (ATM).

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Employee compensation and benefits	$31,420	$31,962	(1.7)%	$62,460	$63,155	(1.1)%
Occupancy	9,022	8,303	8.7	17,098	15,343	11.4
Depreciation of bank premises and equipment	9,092	7,813	16.4	17,638	15,369	14.8
Professional fees	3,170	2,791	13.6	5,885	5,469	7.6
Stationery and supplies	1,266	1,490	(15.0)	2,594	2,971	(12.7)
Amortization of identified intangible assets	1,299	1,320	(1.6)	2,598	2,529	2.7
Advertising	3,479	3,169	9.8	6,662	6,420	3.8
Other	17,636	16,581	6.4	32,446	34,242	(5.2)

Total non-interest expense	$76,384	$73,429	4.0%	$147,381	$145,498	1.3%

Non-interest expense was affected by the aggressive de novo branching activity that has added 12 new branches in 2008 and 38 branches in 2007, including three acquired in the Southwest First Community acquisition.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 6.0% to $65,407,000 at June 30, 2008 from $61,726,000 at December 31, 2007.  The provision for possible loan losses charged to expense increased 120.9% to $5,653,000 for the six months ended June 30, 2008 from $2,559,000 for the same period in 2007.  The increase in the provision for possible loan losses charged to expense can be attributed to an energy-related commercial borrower.  The energy-related borrower filed for bankruptcy protection on July 22, 2008.  The increase in the provision for possible loan losses charged to expense considers both the value of the borrower as a going concern and its liquidation value.  The Company will continue to monitor the credit in future periods.  The allowance for possible loan losses was 1.1% of total loans, net of unearned income at June 30, 2008 and at December 31, 2007, respectively.  The Company is not involved in sub-prime mortgage lending and the allowance for possible loan losses does not reflect any reserve for such lending.

Investment Securities

Investment securities decreased 5.0% to $3,962,688,000 at June 30, 2008, from $4,170,188,000 at December 31, 2007.  The decrease in investment securities can be attributed to principal pay downs on mortgage-backed securities in the investment portfolio.  All of the mortgage-backed securities held by the Company are either fully guaranteed by the U.S. Government or issued by an agency of the Federal Government or non-governmental entities and are rated AAA.

Loans

Loans, net of unearned discounts increased 2.8% to $5,690,075,000 at June 30, 2008, from $5,536,628,000 at December 31, 2007.  The increase in loans can be attributed to the Company’s internal efforts to grow its loan balances.

Deposits

Deposits increased 0.6% to $7,201,363,000 at June 30, 2008, from $7,157,606,000 at December 31, 2007.  The change in deposits is primarily the result of the Company’s internal sales program.

Foreign Operations

On June 30, 2008, the Company had $11,010,549,000 of consolidated assets, of which approximately $279,741,000, or 2.5%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $285,008,000, or 2.6%, at December 31, 2007.  Of the $279,741,000, 78.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.5% is secured by foreign real estate; and 0.7% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2008 and 2007 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2008, shareholders’ equity was $989,444,000 compared to $935,905,000 at December 31, 2007, an increase of $53,539,000, or 5.7%.  The increase is primarily due to the retention of earnings offset by dividends to be paid to shareholders.

The Company had a leverage ratio of 8.29% and 7.76%, risk-weighted Tier 1 capital ratio of 12.11% and 11.98% and risk-weighted total capital ratio of 13.13% and 12.99% at June 30, 2008 and December 31, 2007, respectively.  The identified intangibles and goodwill of $311,266,000 as of June 30, 2008, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2008 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2008	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$6,000	$—	$—	$—	$6,000
Time deposits with banks	396	—	—	—	396
Investment securities	350,041	1,926,644	1,674,173	11,830	3,962,688
Loans, net of non-accruals	4,215,994	269,930	464,805	671,316	5,622,045

Total earning assets	$4,572,431	$2,196,574	$2,138,978	$683,146	$9,591,129

Cumulative earning assets	$4,572,431	$6,769,005	$8,907,983	$9,591,129

Rate sensitive liabilities

Time deposits	$1,428,507	$1,579,061	$344,758	$598	$3,352,924
Other interest bearing deposits	2,315,771	—	—	—	2,315,771
Securities sold under repurchase agreements	333,315	136,286	205,546	800,000	1,475,147
Other borrowed funds	1,048,089	—	—	—	1,048,089
Junior subordinated deferrable interest debentures	61,837	—	128,868	10,304	201,009

Total interest bearing liabilities	$5,187,519	$1,715,347	$679,172	$810,902	$8,392,940

Cumulative sensitive liabilities	$5,187,519	$6,902,866	$7,582,038	$8,392,940

Repricing gap	$(615,088)	$481,227	$1,459,806	$(127,756)	$1,198,189
Cumulative repricing gap	(615,088)	(133,861)	1,325,945	1,198,189
Ratio of interest-sensitive assets to liabilities	.88	1.28	3.15	.84	1.14
Ratio of cumulative, interest-sensitive assets to liabilities	.88	.98	1.17	1.14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2008, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of the Company’s 2007 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions.  The lease-financing transactions in two of the partnerships have been examined by the Internal Revenue Service (“IRS”).  In both partnerships, the lead bank subsidiary was the owner of a ninety-nine percent (99%) limited partnership interest.  The IRS issued a separate Notice of Final Partnership Administrative Adjustments (“FPAA”) to the partnerships and on September 25, 2001, and January 10, 2003, the Company filed lawsuits contesting the adjustments asserted in the FPAAs.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  The judgment became non-appealable on November 21, 2007.  The other partnership case was stayed by the same Trial Court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company engaged in settlement negotiations with the Department of Justice, and agreed to settle the second case.  Under the terms of the settlement, the Company has conceded the entire amount in dispute based upon the similarity of the facts of that case to the first case and the likelihood of an unfavorable outcome if litigated based upon the Court rulings in the first case.

The Company, through December 31, 2005, had previously expensed approximately $12.0 million in connection with the lawsuits.  Because of the above-referenced trial court judgment against the Company on the first FPAA and the similarity between the two FPAAs, the Company additionally expensed an approximate $13.7 million in the first quarter of 2006.  The resultant approximately $25.7 million expensed is the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management will continue to evaluate the correspondence with the IRS on the FPAAs and make any appropriate revisions to the amounts as deemed necessary.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2008, a total of 6,197,214 shares had been repurchased under this program at a cost of $212,923,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of August 1, 2008, the Company has approximately $233,896,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended June 30, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April 1 – April 30, 2008	2,198	23.20	—	$12,127,800
May 1 – May 31, 2008	2,081	24.51	—	12,076,800
June 1 – June 30, 2008	—	—	—	12,076,800
	4,279	$23.88	—

(1) The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring in May 2007.  The current program allows for the repurchase of up to $225,000,000 of treasury stock through December 2008 of which $12,076,800 remains.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 19, 2008 for the consideration of the following items, each of which was approved by the number of votes set forth below:

Votes	Votes
For	Withheld

1.

To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

Irving Greenblum	59,901,225	358,051
R. David Guerra	56,922,274	3,337,002
Daniel B. Hastings, Jr.	59,946,937	312,339
Richard E. Haynes	54,125,016	6,134,260
Imelda Navarro	56,707,364	3,551,912
Sioma Neiman	52,564,252	7,695,024
Peggy J. Newman	59,931,945	327,331
Dennis E. Nixon	56,959,466	3,299,810
Leonardo Salinas	59,852,801	406,475
A.R. Sanchez, Jr.	57,029,654	3,229,662

Broker Non-Votes:	954,973

Votes	Votes
For	Against

2.	To ratify the appointment of McGladrey & Pullen LLP as independent auditors for the 2008 fiscal year	60,104,711	138,619

Abstentions :	15,944	Broker Non-Votes:	954,975

Votes	Votes
For	Against

3.	To amend the 2005 International Bancshares Stock Option Plan	42,621,912	2,208,689

Abstentions :	135,384	Broker Non-Votes:	16,248,264

Item 6.  Exhibits

The following exhibits are filed as a part of this Report:

31(a) –Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) –Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) –Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) –Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 – Amendment One 2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Form S-8.  Exhibit 99.1 therein under the Securities Exchange Act of 1934, filed by Registrant on Form S-8 with the Securities Exchange Commission on June 30, 2008, SEC File No. 09439.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 8, 2008	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 8, 2008	/s/ Imelda Navarro
Imelda Navarro
Treasurer