Form 10-Q
period 2008-09-30
INTERNATIONAL BANCSHARES CORP
filed 2008-11-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding

Common Stock, $1.00 par value	68,579,446 shares outstanding at November 3, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Assets

Cash and due from banks	$287,087	$329,052
Federal funds sold	60,000	17,000

Total cash and cash equivalents	347,087	346,052

Time deposits with banks	396	4,852

Investment securities:
Held-to-maturity (Market value of $2,300 on September 30, 2008 and $2,300 on December 31, 2007)	2,300	2,300
Available-for-sale (Amortized cost of $4,315,996 on September 30, 2008 and $4,167,624 on December 31, 2007)	4,322,219	4,167,888

Total investment securities	4,324,519	4,170,188

Loans, net of unearned discounts	5,740,914	5,536,628
Less allowance for possible loan losses	(68,963)	(61,726)

Net loans	5,671,951	5,474,902

Bank premises and equipment, net	455,194	435,654
Accrued interest receivable	46,444	54,301
Other investments	341,620	323,565
Identified intangible assets, net	27,610	31,507
Goodwill, net	282,532	283,198
Other assets	47,243	42,942

Total assets	$11,544,596	$11,167,161

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,460,564	$1,512,627
Savings and interest bearing demand	2,227,956	2,292,589
Time	3,312,836	3,352,390

Total deposits	7,001,356	7,157,606

Securities sold under repurchase agreements	1,468,006	1,328,983
Other borrowed funds	1,624,750	1,456,936
Junior subordinated deferrable interest debentures	201,039	200,929
Other liabilities	254,372	86,802

Total liabilities	10,549,523	10,231,256

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,472,886 shares on September 30, 2008 and 95,440,983 shares on December 31, 2007	95,473	95,441
Surplus	145,218	144,140
Retained earnings	984,301	929,145
Accumulated other comprehensive income	4,025	165
	1,229,017	1,168,891

Less cost of shares in treasury, 26,892,726 shares on September 30, 2008 and 26,848,880 shares on December 31, 2007	(233,944)	(232,986)

Total shareholders’ equity	995,073	935,905

Total liabilities and shareholders’ equity	$11,544,596	$11,167,161

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$91,020	$112,214	$281,569	$334,193
Federal funds sold	226	700	907	2,217
Investment securities:
Taxable	45,996	44,862	138,246	142,300
Tax-exempt	846	1,046	2,680	3,255
Other interest income	106	336	383	2,456

Total interest income	138,194	159,158	423,785	484,421

Interest expense:
Savings deposits	6,807	14,233	22,609	41,024
Time deposits	24,093	36,297	85,360	107,570
Securities sold under repurchase agreements	12,486	11,718	38,612	30,253
Other borrowings	7,133	14,821	24,546	60,203
Junior subordinated interest deferrable debentures	3,461	4,281	10,586	13,226
Other interest expense	96	—	184	—

Total interest expense	54,076	81,350	181,897	252,276

Net interest income	84,118	77,808	241,888	232,145

Provision for possible loan losses	7,037	(3,916)	12,690	(1,357)

Net interest income after provision for possible loan losses	77,081	81,724	229,198	233,502

Non-interest income:
Service charges on deposit accounts	25,354	23,318	74,596	64,602
Other service charges, commissions and fees
Banking	10,437	8,800	30,599	25,761
Non-banking	2,267	5,061	5,412	13,892
Gain (loss) on investment securities transactions, net	—	(1,031)	6,410	(15,941)
Other investments, net	5,785	4,226	13,895	14,794
Other income	6,980	5,243	17,222	16,017

Total non-interest income	50,823	45,617	148,134	119,125

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Non-interest expense:
Employee compensation and benefits	$32,854	$34,645	$95,314	$97,800
Occupancy	9,955	8,172	27,053	23,515
Depreciation of bank premises and equipment	9,481	8,178	27,119	23,547
Professional fees	2,557	3,014	8,442	8,483
Stationery and supplies	1,540	1,466	4,134	4,437
Amortization of identified intangible assets	1,299	1,332	3,897	3,861
Advertising	3,667	3,391	10,329	9,811
Other	15,238	18,154	47,682	52,397

Total non-interest expense	76,591	78,352	223,970	223,851

Income before income taxes	51,313	48,989	153,362	128,776

Provision for income taxes	17,433	16,327	52,953	42,880

Net income	$33,880	$32,662	$100,409	$85,896

Basic earnings per common share:

Weighted average number of shares outstanding:	68,571,661	68,898,059	68,573,318	69,174,016

Net income	$.49	$.47	$1.46	$1.24

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,727,949	69,090,549	68,715,082	69,575,373

Net income	$.49	$.47	$1.46	$1.23

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$33,880	$32,662	$100,409	$85,896

Other comprehensive income, net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period	(6,074)	13,471	(2,550)	41,992
Reclassification adjustment for (losses) gains on securities available for sale included in net income	—	(1,031)	6,410	(15,941)

Comprehensive income	$27,806	$45,102	$104,269	$111,947

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:

Net income	$100, 409	$85,896

Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for possible loan losses	12,690	(1,357)
Amortization of loan premiums	134	239
Accretion of time deposits with banks	1	(49)
Accretion of time deposit discounts	(28)	(9)
Depreciation of bank premises and equipment	27,119	23,547
Gain on sale of bank premises and equipment	(44)	(3,409)
Depreciation and amortization of leased assets	760	1,625
Accretion of investment securities discounts	(858)	(439)
Amortization of investment securities premiums	4,787	3,173
Investment securities transactions, net	(6,410)	15,941
Amortization of junior subordinated debenture discounts	110	292
Amortization of identified intangible assets	3,897	3,861
Stock based compensation expense	550	581
Earnings from affiliates and other investments	(9,773)	(7,852)
Deferred tax benefit	(7,727)	(2,261)
Decrease in accrued interest receivable	7,857	2,770
Net decrease in other assets	(4,226)	(5,015)
Net increase in other liabilities	150,397	14,087

Net cash provided by operating activities	279,645	131,621

Investing activities:

Proceeds from maturities of securities	16,261	21,903
Proceeds from sales of available for sale securities	8,359	841,081
Purchases of available for sale securities	(1,152,190)	(1,103,277)
Principal collected on mortgage-backed securities	981,679	738,989
Maturities of time deposits with banks	4,457	35,643
Net increase in loans	(209,873)	(168,233)
Purchases of other investments	(8,315)	(54,922)
Distributions of other investments	33	97,262
Purchases of bank premises and equipment	(47,415)	(56,513)
Proceeds from sale of bank premises and equipment	800	7,917
Adjustment to goodwill related to prior acquisition	—	5,885
Cash paid in purchase transaction	—	(23,470)
Cash acquired in purchase transaction	—	30,772

Net cash (used in) provided by investing activities	(406,204)	373,037

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007

Financing activities:

Net decrease in non-interest bearing demand deposits	$(52,063)	$(62,287)
Net (decrease) increase in savings and interest bearing demand deposits	(64,633)	55,041
Net decrease in time deposits	(39,526)	(79,068)
Net increase in securities sold under repurchase agreements	139,023	534,925
Net increase (decrease) in other borrowed funds	167,814	(954,490)
Proceeds of issuance of long-term debt	—	53,609
Principal payments of long term-debt	—	(53,610)
Purchase of treasury stock	(958)	(28,393)
Proceeds from stock transactions	560	5,640
Payment of cash dividends	(22,623)	(22,086)
Payment of cash dividends in lieu of fractional shares	—	(27)

Net cash provided by (used in) financing activities	127,594	(550,746)

Increase (decrease) in cash and cash equivalents	1,035	(46,088)

Cash and cash equivalents at beginning of period	346,052	297,207

Cash and cash equivalents at end of period	$347,087	$251,119

Supplemental cash flow information:
Interest paid	$191,610	$250,212
Income taxes paid	51,711	51,508
Dividends declared, not yet paid	22,630	—
Adjustment to goodwill arising from prior acquisition	—	2,076

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

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” in determining its reportable segments and related disclosures.  None of the Company’s other subsidiaries meets the 10% threshold for disclosure under SFAS No. 131.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of September 30, 2008 by level within the SFAS No. 157 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Investment securities available-for-sale	$4,322,219	$727	$4,321,492	$—

Measured on a non-recurring basis:
Assets:
Impaired Loans	78,543	—	78,543	—

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

Note 3– Loans

A summary of net loans, by loan type at September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,521,270	$2,426,064
Real estate – mortgage	867,097	798,708
Real estate – construction	1,896,091	1,835,950
Consumer	172,055	190,899
Foreign	284,401	285,008

Total loans	5,740,914	5,536,629

Unearned discount	—	(1)

Loans, net of unearned discount	$5,740,914	$5,536,628

Note 4 - Allowance for Possible Loan Losses

A summary of the transactions in the allowance for possible loan losses is as follows:

	September 30,	September 30,
	2008	2007
	(Dollars in Thousands)

Balance at December 31,	$61,726	$64,537

Losses charged to allowance	(6,345)	(5,297)
Recoveries credited to allowance	892	4,138
Net losses charged to allowance	(5,453)	(1,159)

Provision charged to operations	12,690	(1,357)
Allowance acquired in acquisition (Note 2)	—	1,054

Balance at September 30,	$68,963	$63,075

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

The following table details key information regarding the Company’s impaired loans:

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$40,243	$39,618
Balance of impaired loans where there is no related allowance for loan loss	47,443	—

Total impaired loans	$87,686	$39,618

Allowance allocated to impaired loans	$9,143	$4,903

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $62,324,000 and $22,590,000 for the nine months and year ended September 30, 2008 and December 31, 2007, respectively.  The interest recognized on impaired loans was not significant.  The increase in the balance of impaired loans can be partially attributed to a certain energy related loan that filed for bankruptcy protection and certain other loans that deteriorated during the last nine months; however, a substantial amount of the impaired loans have adequate collateral and credit enhancements to justify not allocating a related allowance for loan loss.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for possible loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for possible loan losses at September 30, 2008 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of September 30, 2008, 370,572 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the nine months ended September 30, 2008 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2007	924,483	$21.00
Plus: Options granted	1,500	24.61
Less:
Options exercised	31,903	13.76
Options expired	—	—
Options forfeited	36,405	23.68
Options outstanding at September 30, 2008	857,675	$21.17	3.80	$5,063,900

Options fully vested and exercisable at September 30, 2008	431,180	$16.48	2.01	$4,589,200

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2008, was approximately $174,000 and $550,000, respectively.  As of September 30, 2008, there was approximately $1,225,900, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.5 years.

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,326	$1,308
Mortgage-backed securities
Available-for-sale	4,236,989	4,066,828
States and political subdivisions
Available-for-sale	69,677	84,633
Other
Held-to-maturity	2,300	2,300
Available-for-sale	14,227	15,119

Total investment securities	$4,324,519	$4,170,188

Included in mortgage-backed securities in the table above are $2,379,222 of mortgage-backed securities issued by either the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Corporation (“Fannie Mae”), $1,775,103 of mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) and $82,664 issued by non-government entities.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  Investments in mortgage-backed securities issued by non-governmental entities are investment grade.

Note 7 – Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term, variable-rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2008, other borrowed funds totaled $1,624,750,000, an increase of 11.5% from $1,456,936,000 at December 31, 2007.

Note 8 – Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  As of September 30, 2008, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of September 30, 2008, the principal amount of debentures outstanding totaled $201,039,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  As of September 30, 2008, the total $201,039,000, of the Capital Securities outstanding qualified as Tier 1 capital.

In March 2005, the Federal Reserve Board issued a final rule that allowed the inclusion of trust preferred securities in Tier 1 capital, but placed stricter quantitative limits.  Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the five-year transition period ending March 31, 2009.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2008:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,313	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	6.25%	LIBOR + 3.45	November 2032	November 2008
Trust VII	$10,310	Quarterly	6.05%	LIBOR + 3.25	April 2033	October 2008
Trust VIII	$25,774	Quarterly	5.84%	LIBOR + 3.05	October 2033	October 2008
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
	$201,039

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 – Common Stock and Dividends

All per share data presented has been restated to reflect the stock split effected through a stock dividend, which became effective May 21, 2007 and was paid on June 8, 2007.  Cash dividends of $.33 were paid on April 18, 2008 and October 15, 2008, to all holders of record on March 31, 2008 and September 30, 2008, respectively.

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 3, 2008, a total of 6,200,226 shares had been repurchased under this program at a cost of $213,005,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of November 3, 2008, the Company has approximately $233,978,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  The judgment became non-appealable on November 21, 2007.  The other partnership case was stayed by the same Trial Court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company engaged in settlement negotiations with the Department of Justice, and agreed to settle the second case.  Under the terms of the settlement, the Company has conceded the entire amount in dispute based upon the similarity of the facts of the second case to the first case and the likelihood of an unfavorable outcome if litigated based upon the Court rulings in the first case.  On August 13, 2008, the Company filed a lawsuit in the Texas State District Court in Laredo, Texas against KPMG, LLP and a number of other third parties asserting claims against the defendants related to the underlying transactions of the two partnership tax cases.

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

Note 11 – Capital Ratios

The Company had a leverage ratio of 8.22% and 7.76%, risk-weighted Tier 1 capital ratio of 12.20% and 11.98% and risk-weighted total capital ratio of 13.20% and 12.99% at September 30, 2008 and December 31, 2007, respectively.  The identified intangibles and goodwill of $310,142,000 as of September 30, 2008, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Risk factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:

•                  Local, regional, national and international economic business conditions and the impact they may have on the Company and the Company’s customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral.

•                  Volatility and disruption in national and international financial markets.

•                  Government intervention in the U.S. financial system.

•                  Changes in consumer spending, borrowings and savings habits.

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

•                  Greater than expected costs or difficulties related to the development and integration of new products and lines of business.

•                  Changes in the soundness of other financial institutions with which the Company interacts.

•                  Political instability in the United States and Mexico.

•                  Technological changes.

•                  Acts of war or terrorism.

•                  Natural disasters.

•                  Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolio following a determination that the securities are other-than-temporarily impaired.

•                  The effect of changes in accounting policies and practices as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.

•                  The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made.  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

The Company, which is headquartered in Laredo, Texas, with 263 facilities and 420 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

The Company is very active in facilitating trade along the United States border with Mexico.  The Company does a large amount of business with customers domiciled in Mexico.  Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company’s bank subsidiaries.  The Company also serves the growing Hispanic population with the Company’s extensive branch and ATM network located throughout South, Central and Southeast Texas and the State of Oklahoma.

Expense control is an essential element in the Company’s long-term profitability.  As a result, one of the key ratios the Company monitors is the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  The first nine months of 2007 was negatively affected by an impairment charge of $13.1 million, after tax, arising from a charge on certain investment securities.  This impairment charge negatively affected the efficiency ratio but does not necessarily reflect a long-term negative trend.  Additionally, the Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added 55 branches in 2007 and the first nine months of 2008.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2008	December 31, 2007	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$11,544,596	$11,167,161	3.4%
Net loans	5,671,951	5,474,902	3.6
Deposits	7,001,356	7,157,606	(2.2)
Other borrowed funds	1,624,750	1,456,936	11.5
Junior subordinated deferrable interest debentures	201,039	200,929.1
Shareholders’ equity	995,073	935,905	6.3

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Interest income	$138,194	$159,158	(13.2)%	$423,785	$484,421	(12.5)%
Interest expense	54,076	81,350	(33.5)	181,897	252,276	(27.9)
Net interest income	84,118	77,808	8.1	241,888	232,145	4.2
Provision for possible loan losses	7,037	(3,916)	279.7	12,690	(1,357)	1,035.2
Non-interest income	50,823	45,617	11.4	148,134	119,125	24.4
Non-interest expense	76,591	78,352	(2.2)	223,970	223,851	(.1)
Net income	33,880	32,662	3.7	100,409	85,896	16.9

Per common share (adjusted for stock dividends):
Basic	$.49	$.47	4.3%	$1.46	$1.24	17.7%
Diluted	.49	.47	4.3	1.46	1.23	18.7

Net Income

Net income for the nine months ended September 30, 2008 increased by 16.9% as compared to the same period in 2007.  Net income for the first nine months of 2008 was negatively impacted by increases in the provision for possible loan losses charged to expense because of the economic turmoil currently being experienced in the United States.  Net income for the first nine months of 2007 was negatively impacted by an impairment charge of $13.1 million, after tax, on certain investments.  A significant portion of the impairment charge is a result of the Company’s strategic identification in 2007 of certain investment securities that were sold with the proceeds from the sales to be used to reduce Federal Home Loan Bank (“FHLB”) borrowings.

Net Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Interest income:
Loans, including fees	$91,020	$112,214	(18.9)%	$281,569	$334,193	(15.7)%
Federal funds sold	226	700	(67.7)	907	2,217	(59.1)
Investment securities:
Taxable	45,996	44,862	2.5	138,246	142,300	(2.8)
Tax-exempt	846	1,046	(19.1)	2,680	3,255	(17.7)
Other interest income	106	336	(68.5)	383	2,456	(84.4)

Total interest income	138,194	159,158	(13.2)	423,785	484,421	(12.5)

Interest expense:
Savings deposits	6,807	14,233	(52.2)	22,609	41,024	(44.9)
Time deposits	24,093	36,297	(33.6)	85,360	107,570	(20.6)
Securities sold under repurchase agreements	12,486	11,718	6.6	38,612	30,253	27.6
Other borrowings	7,133	14,821	(51.9)	24,546	60,203	(59.2)
Junior subordinated interest deferrable debentures	3,461	4,281	(19.2)	10,586	13,226	(20.0)
Other interest expense	96	—	(100.0)	184	—	(100.0)

Total interest expense	54,076	81,350	(33.5)	181,897	252,276	(27.9)

Net interest income	$84,118	$77,808	8.1%	$241,888	$232,145	4.2%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2006 at 8.25%.  During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%.  During the first nine months of 2008, the prime interest rate decreased by 225 basis points to end the quarter at 5.00%.  On October 8 and October 30, 2008, the prime interest rate decreased an additional 50 basis points on each day to end at 4.0% on October 31, 2008.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income increased 4.2% for the first nine months of 2008 as compared to the same period in 2007 despite the decreases in the prime interest rate.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 25 for the September 30, 2008 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Service charges on deposit accounts	$25,354	$23,318	8.7%	$74,596	$64,602	15.5%
Other service charges, commissions and fees
Banking	10,437	8,800	18.6	30,599	25,761	18.8
Non-banking	2,267	5,061	(55.2)	5,412	13,892	(61.0)
Investment securities transactions, net	—	(1,031)	(100.0)	6,410	(15,941)	(140.2)
Other investments, net	5,785	4,226	36.9	13,895	14,794	(6.1)
Other income	6,980	5,243	33.1	17,222	16,017	7.5

Total non-interest income	$50,823	$45,617	11.4%	$148,134	$119,125	24.4%

The increase in investment securities transactions for the nine months ended September 30, 2008 can be attributed to a $17.0 million impairment charge recorded in connection with certain investment securities identified for sale in the first quarter 2007 and the sale of certain equity investments.  The impairment charge in 2007 was the result of the Company’s strategic identification of certain investment securities that were identified for sale with the proceeds from the sales used to reduce Federal Home Loan Bank (“FHLB”) borrowings.  The investments identified were certain hybrid mortgage backed securities with a coupon re-set date that exceeded 30 months and a weighted average yield to coupon re-set that was approximately 100 basis points less than the FHLB certificate of indebtedness short-term rate.  The sale of the securities facilitated a re-positioning of the balance sheet to a more neutral position in terms of interest rate risk and was done to improve the Company’s operating ratios.  As a result of this decision, the Company marked the securities to market.   The sale of certain equity securities resulted in a gain of $6.2 million, before taxes for the nine months ended September 30, 2008.  The increase in banking service charges, commissions and fees for the first nine months of 2008 can be attributed to increased surcharge and interchange income from customers using the IBC debit card and automated teller machines (ATM).

Non-Interest Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Employee compensation and benefits	$32,854	$34,645	(5.2)%	$95,314	$97,800	(2.5)%
Occupancy	9,955	8,172	21.8	27,053	23,515	15.0
Depreciation of bank premises and equipment	9,481	8,178	15.9	27,119	23,547	15.2
Professional fees	2,557	3,014	(15.2)	8,442	8,483	(.5)
Stationery and supplies	1,540	1,466	5.0	4,134	4,437	(6.8)
Amortization of identified intangible assets	1,299	1,332	(2.5)	3,897	3,861.9
Advertising	3,667	3,391	8.1	10,329	9,811	5.3
Other	15,238	18,154	(16.1)	47,682	52,397	(9.0)

Total non-interest expense	76,591	$78,352	(2.2)%	223,970	$223,851	(.1)%

Non-interest expense was affected by the aggressive de novo branching activity that has added 17 new branches in 2008 and 38 branches in 2007, including two acquired in the Southwest First Community acquisition.

Financial Condition

Allowance for Possible Loan Losses

The allowance for possible loan losses increased 11.7% to $68,963,000 at September 30, 2008 from $61,726,000 at December 31, 2007.  The provision for possible loan losses charged to expense increased 1,035.2% to $12,690,000 for the nine months ended September 30, 2008 from $(1,357,000) for the same period in 2007.  The Company’s provision for possible loan losses increased for the nine months ended September 30, 2008 because of the economic turmoil currently being experienced in the United States.  As a result of this turmoil, the Company has continued to re-evaluate certain areas of its allowance for possible loan losses to reflect the appropriate amount needed as an allowance.  The allowance for possible loan losses was 1.2% of total loans, net of unearned income at September 30, 2008 and 1.1% at December 31, 2007, respectively.  The Company is not involved in sub-prime mortgage lending and the allowance for possible loan losses does not reflect any reserve for such lending.

Investment Securities

Investment securities increased 3.7% to $4,324,519,000 at September 30, 2008, from $4,170,188,000 at December 31, 2007.  All of the mortgage-backed securities held by the Company are either fully guaranteed by the U.S. Government or issued by an agency of the Federal Government or non-governmental entities.  The securities issued by Fannie Mae and Freddie Mac have an implied rating of AAA because on September 7, 2008, the two agencies were placed in conservatorship by the Federal Housing Finance Agency (“FHFA”) and, under the conservatorship of the FHFA, the federal government has provided Fannie Mae and Freddie Mac with substantial backing in the form of secured lending facilities and preferred equity capital.  The actual or perceived credit quality of these agency securities may be negatively impacted by market uncertainty over any regulatory or legislative initiatives that may affect the financial backing of these securities or other matters related to these agency securities.  The securities issued by non-governmental entities are investment grade.

Loans

Loans, net of unearned discounts increased 3.7% to $5,740,914,000 at September 30, 2008, from $5,536,628,000 at December 31, 2007.  The increase in loans can be attributed to the Company’s internal efforts to grow its loan balances.

Deposits

Deposits decreased 2.2% to $7,001,356,000 at September 30, 2008, from $7,157,606,000 at December 31, 2007.

Foreign Operations

On September 30, 2008, the Company had $11,544,596,000 of consolidated assets, of which approximately $284,401,000, or 2.5%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $285,008,000, or 2.6%, at December 31, 2007.  Of the $284,401,000, 76.9% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 22.3% is secured by foreign real estate; and 0.8% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2008, shareholders’ equity was $995,073,000 compared to $935,905,000 at December 31, 2007, an increase of $59,168,000, or 6.3%.  The increase is primarily due to the retention of earnings offset by dividends paid to shareholders.

The Company had a leverage ratio of 8.22% and 7.76%, risk-weighted Tier 1 capital ratio of 12.20% and 11.98% and risk-weighted total capital ratio of 13.20% and 12.99% at September 30, 2008 and December 31, 2007, respectively.  The identified intangibles and goodwill of $310,142,000 as of September 30, 2008, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As of September 30, 2008, the Company had capital ratios in excess of those required to be considered well-capitalized under current banking regulations; however, given the substantial ongoing economic uncertainties and the lack of liquidity in the market, the Company believes it may be beneficial and prudent to raise capital under the U.S. Treasury’s Capital Purchase Program.  The Company believes that it would be eligible to raise up to approximately $216 million of capital under the program and that the cost and amount of capital being offered under the Treasury’s program may be significantly larger and more attractive than the capital otherwise available to the Company in the current market.  Raising capital under the Treasury’s program would provide the Company with an additional layer of capital to face the challenging economic environment and to participate in the opportunities that it may present.  Participation in the Capital Purchase Program would require the Company to issue shares of preferred stock.  The Company has called a special shareholders meeting in December 2008, for the shareholders to consider and vote on a proposal to authorize preferred stock of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2008 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2008	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Federal funds sold	$60,000	$—	$—	$—	$60,000
Time deposits with banks	396	—	—	—	396
Investment securities	516,265	1,759,953	1,987,997	60,304	4,324,519
Loans, net of non-accruals	4,205,877	309,669	453,480	685,197	5,654,223

Total earning assets	$4,782,538	$2,069,622	$2,441,477	$745,501	$10,039,138

Cumulative earning assets	$4,782,538	$6,852,160	$9,293,637	$10,039,138

Rate sensitive liabilities

Time deposits	$1,436,252	$1,555,069	$320,920	$595	$3,312,836
Other interest bearing deposits	2,227,956	—	—	—	2,227,956
Securities sold under repurchase agreements	376,822	85,054	6,130	1,000,000	1,468,006
Other borrowed funds	1,624,750	—	—	—	1,624,750
Junior subordinated deferrable interest debentures	61,858	—	128,868	10,313	201,039

Total interest bearing liabilities	$5,727,638	$1,640,123	$455,918	$1,010,908	$8,834,587

Cumulative sensitive liabilities	$5,727,638	$7,367,761	$7,823,679	$8,834,587

Repricing gap	$(945,100)	$429,499	$1,985,559	$(265,407)	$1,204,551
Cumulative repricing gap	(945,100)	(515,601)	1,469,958	1,204,551
Ratio of interest-sensitive assets to liabilities	.83	1.26	5.36	.74	1.14
Ratio of cumulative, interest- sensitive assets to liabilities	.83	.93	1.19	1.14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2008, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of the Company’s 2007 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

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

Beginning August 29, 2005, IBC proceeded to litigate one of the partnership tax cases in the Federal District Court in San Antonio, Texas.  The case was tried over nine days beginning August 29, 2005.  On March 31, 2006, the trial court rendered a judgment against the Company on the first FPAA.  IBC timely filed its notice of appeal to the Fifth Circuit Court of Appeals.  The appeal was argued on August 8, 2007 and the Trial Court decision was affirmed on August 23, 2007.  The judgment became non-appealable on November 21, 2007.  The other partnership case was stayed by the same Trial Court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company engaged in settlement negotiations with the Department of Justice, and agreed to settle the second case.  Under the terms of the settlement, the Company has conceded the entire amount in dispute based upon the similarity of the facts of that case to the first case and the likelihood of an unfavorable outcome if litigated based upon the Court rulings in the first case.  On August 13, 2008, the Company filed a lawsuit in the Texas State District Court in Laredo, Texas against KPMG, LLP and a number of other third parties asserting claims against the defendants related to the underlying transactions of the two partnership tax cases.

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

1A. Risk Factors

Except for the addition of the risk factor detailed below, there were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Please also see the risk factors set forth under “Special Cautionary Notice Regarding Forward Looking Information” in Part I, Item 2, hereof entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  The Company has exposure to many different industries and counterparties, and routinely engages in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client, including credit risk related to the underlying collateral of such transactions.  Any such losses could have a material adverse affect on the Company’s financial conditions and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company expanded its formal stock repurchase program on May 3, 2007.  Under the expanded stock repurchase program, the Company is authorized to repurchase up to $225,000,000 of its common stock through December 2008.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 3, 2008, a total of 6,200,226 shares had been repurchased under this program at a cost of $213,005,000.  Stock repurchases are reviewed quarterly at the Company’s Board of Directors meetings and the Board of Directors has stated that the aggregate investment in treasury stock should not exceed $245,973,000.  In the past, the Board of Directors has increased previous caps on treasury stock once they were met, but there are no assurances that an increase of the $245,973,000 cap will occur in the future.  As of November 3, 2008, the Company has approximately $233,978,000 invested in treasury shares, which amount has been accumulated since the inception of the Company.

Share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended September 30, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 – July 31, 2008	—	—	—	$12,076,800
August 1 – August 31, 2008	—	—	—	12,076,800
September 1 – September 30, 2008	1,625	29.29	—	12,029,200
	1,625	$29.29	—

(1) The formal stock repurchase program was initiated in 1999 and has been expanded periodically with the most recent expansion occurring in May 2007.  The current program allows for the repurchase of up to $225,000,000 of treasury stock through December 2008 of which $12,029,200 remains.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 7, 2008	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 7, 2008	/s/ Imelda Navarro
Imelda Navarro
Treasurer