Form 10-K
period 2008-12-31
INTERNATIONAL BANCSHARES CORP
filed 2009-02-25
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 0-9439

INTERNATIONAL BANCSHARES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Texas	74-2157138
(State or other jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
organization)

1200 San Bernardo Avenue
Laredo, Texas 78042 - 1359	(956) 722-7611
(Address of principal executive office and Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
None	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $1,465,284,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 20, 2009, there were 68,603,091 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2008 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders (in Part III).

Special Cautionary Notice Regarding Forward Looking Information

Certain matters discussed in this report, excluding historical information, include forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by these sections.  Although the International Bancshares Corporation (the “Company”) believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached.  The words “estimate,” “expect,” “intend,” “believe” and “project,” as well as other words or expressions of a similar meaning are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

Risk factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:

•

Local, regional, national and international economic business conditions and the impact they may have on the Company, the Company’s customers, and such customers’ ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral.

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

•	Changes in the Company’s ability to pay dividends on its Preferred Stock or Common Stock.
•	The effects of the proceedings pending with the Internal Revenue Service regarding the Company’s lease financing transactions.
•	Additions to the Company’s loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company’s customers.
•	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
•	Changes in the soundness of other financial institutions with which the Company interacts.
•	Political instability in the United States and Mexico.

•	Technological changes.
•	Acts of war or terrorism.
•	Natural disasters.
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

Recent Developments

On December 23, 2008, as part of the Capital Purchase Program (the “CPP”) established by the United States Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act (the “EESA”), the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement — Standard Terms (collectively, the “Securities Purchase Agreement”), with the Treasury.  The closing of the transactions contemplated in the Securities Purchase Agreement occurred on December 23, 2008.

Under the Securities Purchase Agreement, the Company agreed to sell 216,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock, Series A, par value $.01 per share (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at the rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Senior Preferred Stock generally is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

Pursuant to the Securities Purchase Agreement, the Company may redeem the Senior Preferred Stock in whole or in part at par after three years from the date of the investment.  Prior to such date, the Company may redeem the Senior Preferred Stock in whole or in part, at par if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Securities Purchase Agreement) in excess of $54 million and (ii) the aggregate redemption is subject to the consent of the Federal Reserve Bank of Dallas, which is the Company’s primary Federal banking regulator.

In conjunction with the purchase of the Senior Preferred Stock, the Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years.  The per share exercise price and the number of shares issuable upon exercise of the Warrant is subject to adjustment pursuant to customary anti-dilutive provisions in certain events, such as stock splits, certain distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below specified prices relative to the initial price per share exercise price of the Warrant.  The Warrant is immediately exercisable.  The number of shares issuable upon exercise of the Warrant is also subject to reduction in certain limited events that involve the Company conducting Qualified Equity Offerings on or prior to December 31, 2009.  Both the Senior Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.

The Company’s intention is to utilize the extra capital provided by the TARP funds to support its efforts to prudently and transparently provide lending and liquidity.

Item 1.  Business

General

The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through 265 main banking and branch facilities located in 101 communities in South, Central and Southeast Texas and the State of Oklahoma.  The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979.  Effective June 7, 1995, the Company’s state of incorporation was changed from Delaware to Texas.  The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”).  As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB.  Effective March 13, 2000, the Company became certified as a financial holding company.  As a financial holding company, the Company may engage in a broad list of financial and non-financial activities.  The Company’s principal assets at December 31, 2008 consisted of all the outstanding capital stock of four Texas state banking associations (the “Banks” or “bank subsidiaries”).  All of the Company’s bank subsidiaries are members of the Federal Deposit Insurance Corporation (the “FDIC”).

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

On December 4, 2008, the Company completed its acquisition of certain rights to InsCorp, Inc. insurance contracts for $1,074,000. InsCorp, Inc. is a multi-line independently owned insurance agency, which insures oil operators, merchants and industrial businesses.

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

The Company also has five direct non-banking subsidiaries.  They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company and (v) Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas.  The Company owns a fifty percent interest in Gulfstar Group I, Ltd. and related entities, which are involved in investment banking activities.  The Company also owns a controlling interest in three merchant banking entities.

Website Access to Reports

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company’s internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company’s chief executive officer and financial officer).  The Company’s website also includes the charter for its Audit Committee.  The Company’s website will also include the Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans.  Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere.  The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange.  Each bank subsidiary also offers other related services, such as credit cards, travelers’ checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services.  Additionally, each bank subsidiary makes available certain securities products through third party providers.  The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 420 automated teller machines, and through their 265 branches situated in retail locations and shopping malls.  Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

The Company owns U.S. service mark registrations for “INTERNATIONAL BANK OF COMMERCE,” “WALL STREET INTERNATIONAL,” “INTERNATIONAL BANK OF COMMERCE CENTRE,” “OVERDRAFT COURTESY,” “IBC,” “IBC CONNECTION,” “IBC ELITE,” “IBC ELITE ADVANTAGE,” “IBC BANK,” “IBC OVERDRAFT COURTESY,” “BIZ RITE CHECKING,” “GOT YOU COVERED,” “OVERDRAFT COURTESY GOT YOU COVERED,” “FREEBEE” and a design mark depicting a bee character and “IT’S A BRIGHTER CHRISTMAS” as well as a design mark depicting the United States and Mexico, a design mark depicting IBC with the United States and Mexico, and a design mark depicting “WALL STREET INTERNATIONAL.” In addition, the Company owns Texas service mark registrations for “RITE CHECK,” “THE CLUB,” “WALL STREET INTERNATIONAL,” “INTERNATIONAL BANK OF COMMERCE,” “WE DO MORE,” and design marks depicting “CHECK’N SAVE” and “WALL STREET INTERNATIONAL,” as well as a design mark depicting the United States and Mexico.  The Company also owns Oklahoma service mark registrations for “CHECK ‘N SAVE,” “RITE CHECKING,” “THE CLUB,” and “WE DO MORE.”  Also, IBC owns certain pending applications for federal registrations of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company’s bank subsidiaries is diverse in nature. There has been no material effect upon the Company’s capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

As of December 31, 2008, the Company and its subsidiaries employed approximately 3,053 persons full-time and 779 persons part-time.

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

The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company’s bank subsidiaries.  Such deposits comprised approximately 30% of the bank subsidiaries’ total deposits for the three years ended December 31, 2008, 2007 and 2006.

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

Supervision and Regulation

GENERAL-THE COMPANY.  In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions.  These laws comprehensively regulate the operations of the Company’s bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. The descriptions are qualified in their entirety by reference to the full text of the applicable statutes, regulations and policies.  With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company.  Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures.  These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

RECENT LEGISLATION.  On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or (“EESA”), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program (“TARP”).  Pursuant to TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  In addition, under TARP, the Treasury created a capital purchase program (“CPP”), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions.  On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”).  ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch.  The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.  The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP Capital Purchase Program.  The restrictions in the new law, which will be further described in rules to be adopted by the Commission and standards to be established by the Treasury Department, include the following:

•      Limits on compensation incentives for risk taking by senior executive officers.

•      Requirement of recovery of any compensation paid based on inaccurate financial information.

•      Prohibition on “Golden Parachute Payments.”

•      Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

•      Publicly registered CPP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

•      Prohibition on bonus, retention award, or incentive compensation, except for limited payments of long term restricted stock.

•      Limitation on luxury expenditures.

•      CPP recipients are required to permit a separate non-binding shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•      The chief executive officer and chief financial officer of each CPP recipient will be required to provide a written certification of compliance with these standards to the SEC.

Pursuant to the ARRA, subject to consultation with the appropriate Federal banking agency, the Treasury Secretary shall permit a CPP participant to repay the CPP funds that they received without regard to whether the financial institution has replaced such funds from any other source, and when such CPP funds are repaid, the Treasury Secretary shall liquidate warrants associated with the CPP funds at the current market price.  The Treasury Secretary has not, yet, promulgated regulations to implement this section.

There can be no assurance as to the actual impact that EESA and ARRA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility currently being experienced.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”).  The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000.  During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies.  As part of the Local Financial Corporation (“LFIN”) acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc.  A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments.  As of December 31, 2008, the Company has made 20 merchant banking investments.

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

DEPOSIT INSURANCE.  All of the bank subsidiaries of the Company are examined by the FDIC, which currently insures the deposits of each member bank up to applicable limits.  Deposits of each of the bank subsidiaries are insured by the FDIC through the Deposit Insurance Fund (“DIF”) to the extent provided by law.  The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating.  As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory rating.  During 2007, the bank subsidiaries of the Company were required to pay deposit insurance premiums.  Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank subsidiaries of the Company received a one-time assessment credit that can be applied against future premiums, subject to certain limitations.  During 2008, the credit was used to offset all the deposit insurance premiums owed by the bank subsidiaries of the Company and the remaining amount of the offset credit will be used against future deposit insurance premiums.  During 2008, the bank subsidiaries of the Company paid Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as a collection agent.  The FICO is a mixed-ownership government corporation whose sole purpose was to serve as a financing vehicle for the defunct Federal Savings & Loan Insurance Corporation.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system, and to revise deposit insurance assessment rates, including base assessment rates.  For Risk Category 1, institutions such as the Company that do not have long-term debt issuer ratings, the FDIC proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings and the financial ratios method assessment rate (as defined), each equally weighted and (ii) to revise the uniform amount and the pricing multipliers.  The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits.  In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points.  The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.  The FDIC also proposed effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 — 14 basis points.  After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points.  A final rule related to this proposal is expected to be issued during the first quarter of 2009.  The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule or order or condition imposed by the FDIC.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts.  Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  The Company elected to participate in the broader FDIC insurance program, but opted out of the debt guarantee program.  On February 2, 2009, the FDIC adopted a final rule clarifying the processing of deposit accounts in the event of an insured depository institution failure, which rule made it clear that Repo sweep account customers are protected because they will receive ownership of the underlying assets in the event of a bank failure.

CAPITAL ADEQUACY.  The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements.  At December 31, 2008, the Company’s ratio of total capital-to-risk-weighted assets was 16.35%.  The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets.  At least one-half of the minimum total capital must be comprised of Core Capital or Tier 1 Capital elements.  Tier 1 Capital of the Company is comprised of common shareholders’ equity and permissible amounts related to the trust preferred securities.  The deductible core deposit intangibles and goodwill of $309,917,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company’s leverage ratio at December 31, 2008 was 9.97%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the guidelines indicate that the FRB will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.  For a bank holding company to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions.  Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  After the transition period, the Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital.

Each of the Company’s bank subsidiaries is subject to similar capital requirements adopted by the FDIC.  Each of the Company’s bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2008.  As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA.  The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions.  Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%.  An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively.  The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized.  Based on the Company’s and each of the bank subsidiaries’ capital ratios as of December 31, 2008, the Company and each of the bank subsidiaries were classified as “well capitalized” under the applicable regulations.

The risk-based standards that apply to bank holding companies and banks incorporate market and interest rate risk components.  Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk.  Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.  Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks.  The Company does not have any Tier 3 capital and did not need Tier 3 capital to offset market risks.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”).  The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  In June 2004, the BIS released a new capital accord to replace the 1988 capital accord with an update in November 2005 (“BIS II”).  BIS II would set capital requirements for operational risk, and refine the existing capital requirements for credit risk and market risk exposures.  The United States federal banking agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II.  A definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more became effective as of April 1, 2008.  Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them.  The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations.  The Company is not required to comply with Basel II at this time.

In July 2008, the banking agencies issued a proposed rule that would give banking organizations that are not required to comply with Basel II the option to implement a new risk-based capital framework.  This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements.  While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures.  Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued.  The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

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

CRA.  Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution.  The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating.  The FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  Each bank subsidiary received a “satisfactory” CRA rating in its most recently completed examination.  The Company’s bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach.  Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions.  The board periodically conducts fair lending evaluations of banks and IBC is currently undergoing such an evaluation.

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

DIVIDENDS.  The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries.  The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above.  The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law.  A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice.  Additionally, as a result of the Company’s participation in the CPP, the Company is restricted in the payment of dividends and may not without the Treasury Department’s consent, declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split.  The restriction ceases to exist only on the earlier to occur of December 23, 2011 or the date on which the Company has redeemed all of the Preferred Stock issued as part of the CPP program or the date on which the Treasury has transferred all of the Preferred Stock to third parties not affiliated with the Treasury.  At December 31, 2008, there was an aggregate of approximately $237,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as “well capitalized.”  Further, the Company could expend the entire $237,000,000 and continue to be classified as “well capitalized”.  Note 20 of Notes to Consolidated Financial Statements of the Company in the 2008 Annual Report is incorporated herein by reference.

POWERS.  As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded.  FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC.  The new Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank.  The Banking Commissioner has thirty (30) days to prohibit the activity.  Also, the Texas Finance Code includes, a super parity provision with procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States.  The Banking Commissioner has thirty (30) days to prohibit the activity.

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

INSTABILITY OF REGULATORY STRUCTURE.  New legislation could be adopted which would change banking statutes and the operating environment of the Company and the bank subsidiaries in substantial and unpredictable ways.  Such changes could have a material effect on the business of the Company.  The Company cannot predict whether any such legislation will be adopted and the Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

Losses from loan defaults may exceed the allowance the Company establishes for that purpose.  Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio.  The allowance for probable loan losses reflects management’s best estimate of probable loan losses in the loan portfolio at the relevant balance sheet date.  This evaluation is primarily based upon a review of the Company and the Company’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors.  The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  As a result, the Company’s allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company’s earnings.  The Company believes its allowance for probable loan losses is adequate at December 31, 2008.

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

The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank (“FHLB”) of Dallas and other borrowings to fund its operations.  The subsidiary banks have also historically relied on certificates of deposit.  While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2008.  Jumbo deposits tend to be a more volatile source of funding.  Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time.

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

The Company is subject to extensive regulation which could adversely affect the Company including changes in U.S. — Mexico trade and travel along the Texas border.

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

The Company was involved in lawsuits with the IRS relating to two lease-financing transactions that the Company entered into through two subsidiary partnerships.  In 2006, the trial court rendered a judgment against the Company on one of the lawsuits, which judgment was affirmed by the appellate court in the third quarter of 2007 and became non-appealable in the third quarter of 2007.  The other partnership tax case was stayed by the same trial court pending the appeal.  Following the resolution of the first case, the trial court reopened the second case and set it for trial on September 2, 2008.  Subsequently, the Company settled the second case.  Under the terms of the settlement, the Company conceded the entire amount in dispute based upon the similarity of the facts of the case to the first case and the likelihood of an unfavorable outcome of the litigation based upon the Court rulings in the first case.  The Company has expensed approximately $25,700,000 in connection with the lawsuits, which amount is the total of tax adjustments due and the interest due on such adjustments for both lawsuits.  Management continues to evaluate the proceedings with the IRS on the Final Partnership Administrative Adjustments.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure our Company uses could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilitized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

As of December 31, 2008, we had $201 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to our shares of common stock and the Senior Preferred Stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 10 consecutive semi-annual periods on one of the trusts and up to 20 consecutive quarters in a deferral period on the other seven trusts, during which time no dividends may be paid to holders of our common stock or preferred stock.

Risks Related to Participation in the CPP

We may be adversely affected as a result of the CPP.

In connection with our sale of Senior Preferred Stock to the Treasury Department under the CPP, the company also issued to the Treasury Department a warrant to purchase 1,326,238 shares of our common stock.  The terms of the transaction with the Treasury will result in limitations on our ability to pay dividends and repurchase our shares.  Until December 23, 2011 or until Treasury no longer holds any shares of the Series A Preferred Stock, the Company will not be able to increase cash dividends above current levels ($.33 per share of common stock on a semi-annual basis) nor repurchase any of our shares without the Treasury’s approval, with limited exceptions, most significantly repurchases in connection with benefit plans.  In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Senior Preferred Stock.  These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

Unless the Company is able to redeem the Senior Preferred Stock prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.00% on the liquidation preference of $1,000 per share of Senior Preferred Stock (approximately $10,800,000 million annually) to 9.00% on the liquidation preference of $1,000 per share of Senior Preferred Stock (approximately $19,440,000 million annually).  Depending on our financial condition at the time, this increase in dividends on the Series A Preferred Stock could have a negative effect on our liquidity.

The programs established or to be established under the EESA and Capital Purchase Program may have adverse effects upon the Company.  The Company may face increased regulation of the financial services industry.  Compliance with such regulation may increase the Company’s costs and limit its ability to pursue business opportunities. The affects of such recently enacted legislation and regulatory programs on the Company cannot reliably be determined at this time.

You may not receive dividends on the common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors.  Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future.  Further, the terms of the Senior Preferred Stock limit our payment of dividends on common stock, as described above.  This could adversely affect the market price of our common stock.

We may experience increases in the cost of compensation programs.

In addition, pursuant to the Securities Purchase Agreement we adopted Treasury’s standards for executive compensation for the period during which the Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock that may be issued pursuant to the warrant.  These standards include an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each applicable senior executive.  This change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods if such compensation exceeds the deductibility limit.

We may lose members of our management team due to compensation restrictions.

The Company’s ability to retain key officers and employees may be negatively impacted by recent legislation and regulation affecting the financial services industry.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law.  While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in the new law, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the Emergency Economic Stabilization Act of 2008.  Such restrictions apply to any entity that has received or will receive funds under the TARP Capital Purchase Program, and shall generally continue to apply for as long as any securities issued under TARP, including preferred stock issued under the Capital Purchase Program, remain outstanding.  These ARRA restrictions shall not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) does not hold any preferred stock or warrants to purchase common stock of such recipient.  As a result of our participation in the TARP Capital Purchase Program, the restrictions and standards set forth in the ARRA shall be applicable to the Company, subject to regulations promulgated by the U.S. Treasury.  Such restrictions and standards may further impact management’s ability to retain key officers and employees as well as the Company’s ability to compete with financial institutions that are not subject to the same limitations as the Company under the ARRA.

Item 1B.  Unresolved Staff Comments

N/A

Item 2.  Properties

The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet.  The bank subsidiaries of IBC have 265 main banking and branch facilities.  All the facilities are customary to the banking industry.  The bank subsidiaries own most of their banking facilities and the remainder are leased.  The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment.  None of the Company’s bank subsidiaries exceeds such limitation.

Item 3.  Legal Proceedings

The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages.  The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.  Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 66 of the 2008 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The Special Meeting of Shareholders of the Company was held on December 19, 2008 for the consideration of the following items, each of which was approved by the number of votes set forth below:

					Votes	Votes
					For	Against

1.	To act on a proposed amendment to the Company’s Articles of Incorporation to authorize issuance of up to 25,000,000 shares of preferred stock.				41,669,485	10,109,698
	Abstentions :	7,913	Broker Non-Votes:	13,322,932

					Votes	Votes
					For	Against

2.	To grant management the authority to adjourn, postpone or continue the special meeting.				43,037,171	8,677,288
	Abstentions :	72,636	Broker Non-Votes:	13,322,933

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since

Dennis E. Nixon	66	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979

R. David Guerra	56	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986

Imelda Navarro	51	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

There are no family relationships among any of the named persons.  Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 27 through 29 of Registrant’s 2008 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of Registrant’s 2008 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 30 of Registrant’s 2008 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 20 through 24 of Registrant’s 2008 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 33 through 80 of Registrant’s 2008 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 81 and 82 of Registrant’s 2008 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As noted in the form 8-K filed on August 30, 2007, the Board of Directors of International Bancshares Corporation issued a press release stating that on August 24, 2007, the Audit Committee, with the approval of the Board of Directors, dismissed KPMG LLP (“KPMG”) as the principal accountants for the Company and engaged the accounting firm of McGladrey & Pullen, LLP as the Company’s independent registered accounting firm.  The reports of KPMG on the Company’s financial statements as of and for the years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

KPMG’s report on the consolidated financial statements of the Company as of and for the year ended December 31, 2006, contained a separate paragraph stating that “As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment, to account for stock-based compensation.”

KPMG’s report on the consolidated financial statements of the Company as of and for the year ended December 31, 2005, contained a separate paragraph stating that “As discussed in note 1 to the consolidated financial statements, effective December 31, 2003, the Company changed the method of accounting for its investment in its statutory business trusts.”

The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

The Company has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion (or incorporation by reference) of its audit report on the Company’s past financial statements included (or incorporated by reference) in this Form 10-K.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the “Corporation”) with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f ) of the Securities Exchange Act of 1934.   The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2008, management assessed the effectiveness of the design and operation of the Company’s internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the 2008 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Their report, which expresses an unqualified opinion, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

We have audited International Bancshares Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of International Bancshares Corporation and subsidiaries as of and for the years ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ McGladrey & Pullen, LLP

Dallas, TX

February 24, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders entitled “ELECTION OF DIRECTORS,” (ii) the portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) the portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” (iv) that portion entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” (v) Item 4A of this report entitled “Executive Officers of the Registrant,” and (vi) the portion entitled “CORPORATE GOVERNANCE.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders entitled “EXECUTIVE COMPENSATION,” which includes, without limitation, the compensation committee certification required under the CPP, and (ii) that portion entitled “Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of the Company’s definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company’s definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents

1.

The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2008 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2008 and 2007
Statements of Income for the years ended December 31, 2008, 2007 and 2006
Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006
Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
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

(3)(f)*  Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(3)(g)*  Certificate of Designations for 216,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of International Bancshares Corporation, filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(3)(h)*  Amended and Restated By-Laws of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.3 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(4)(a)* Warrant, dated December 23, 2008, to purchase shares of common stock of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(4)(b)* Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(10a)*+-Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement – Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

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

(10e)*+-International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.

(13)**	-International Bancshares Corporation 2008 Annual Report

(21)	-List of Subsidiaries of International Bancshares Corporation as of February 20, 2009

(23)	-Consents of Independent Registered Public Accounting Firms

(31a)	-Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31b)	-Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32a)++-Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32b)++-Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INTERNATIONAL BANCSHARES CORPORATION
(Registrant)

By:	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon	President and Director	February 25, 2009
Dennis E. Nixon	(Principal Executive Officer)

/s/ Imelda Navarro	Treasurer	February 25, 2009
Imelda Navarro	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Irving Greenblum	Director	February 25, 2009
Irving Greenblum

/s/ R. David Guerra	Director	February 25, 2009
R. David Guerra

/s/ Daniel B. Hastings, Jr.	Director	February 25, 2009
Daniel B. Hastings, Jr.

/s/ Richard E. Haynes	Director	February 25, 2009
Richard E. Haynes

/s/ Sioma Neiman	Director	February 25, 2009
Sioma Neiman

/s/ Peggy J. Newman	Director	February 25, 2009
Peggy J. Newman

/s/ Leonardo Salinas	Director	February 25, 2009
Leonardo Salinas

/s/ Antonio R. Sanchez, Jr.	Director	February 25, 2009
Antonio R. Sanchez, Jr.

Exhibit Index

Exhibit 13 -	International Bancshares Corporation 2008 Annual Report, Exhibit 13, page 1

Exhibit 21 -	List of Subsidiaries of International Bancshares Corporation as of February 20, 2009

Exhibit 23 -	Consents of Independent Registered Public Accounting Firms

Exhibit 31(a) -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32(b) -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002