Form 10-Q
period 2009-03-31
INTERNATIONAL BANCSHARES CORP
filed 2009-05-04
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐         No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	68,603,091 shares outstanding at April 29, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
Assets

Cash and due from banks	$249,930	$298,720

Total cash and cash equivalents	249,930	298,720

Time deposits with banks	396	396

Investment securities:
Held-to-maturity (Market value of $2,300 on March 31, 2009 and $2,300 on December 31, 2008)	2,300	2,300
Available-for-sale (Amortized cost of $4,816,394 on March 31, 2009 and $5,043,703 on December 31, 2008)	4,887,519	5,071,880

Total investment securities	4,889,819	5,074,180

Loans	5,775,521	5,872,833
Less allowance for probable loan losses	(75,394)	(73,461)

Net loans	5,700,127	5,799,372

Bank premises and equipment, net	474,289	466,371
Accrued interest receivable	44,687	48,712
Other investments	390,426	388,071
Identified intangible assets, net	26,077	27,385
Goodwill, net	282,532	282,532
Other assets	69,769	53,602

Total assets	$12,128,052	$12,439,341

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$1,475,662	$1,459,670
Savings and interest bearing demand	2,085,886	2,081,602
Time	3,296,438	3,317,512

Total deposits	6,857,986	6,858,784

Securities sold under repurchase agreements	1,472,936	1,441,131
Other borrowed funds	2,115,100	2,522,986
Junior subordinated deferrable interest debentures	201,056	201,048
Other liabilities	161,070	158,095

Total liabilities	10,808,148	11,182,044

Commitments, Contingent Liabilities and Other Tax Matters (Note 9)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on March 31, 2009, net of discount of $11,909 and issued 216,000 shares on December 31, 2008, net of discount of $12,442	204,091	203,558
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,504,710 shares on March 31, 2009 and 95,499,339 shares on December 31, 2008	95,505	95,499
Surplus	158,314	158,110
Retained earnings	1,050,299	1,016,004
Accumulated other comprehensive income	45,826	18,189
	1,554,035	1,491,360

Less cost of shares in treasury, 26,901,619 shares on March 31, 2009 and 26,898,219 shares on December 31, 2008	(234,131)	(234,063)

Total shareholders’ equity	1,319,904	1,257,297

Total liabilities and shareholders’ equity	$12,128,052	$12,439,341

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Interest income:
Loans, including fees	$83,626	$99,521
Federal funds sold	—	369
Investment securities:
Taxable	55,432	47,640
Tax-exempt	970	954
Other interest income	188	177

Total interest income	140,216	148,661

Interest expense:
Savings deposits	2,949	8,910
Time deposits	17,851	33,181
Securities sold under repurchase agreements	11,361	13,641
Other borrowings	6,685	11,600
Junior subordinated interest deferrable debentures	3,224	3,652
Other interest expense	—	46

Total interest expense	42,070	71,030

Net interest income	98,146	77,631

Provision for probable loan losses	12,225	1,552

Net interest income after provision for probable loan losses	85,921	76,079

Non-interest income:
Service charges on deposit accounts	24,082	23,754
Other service charges, commissions and fees
Banking	10,397	10,012
Non-banking	1,427	1,498
Investment securities transactions, net	561	146
Other investments, net	3,432	4,425
Other income	2,113	6,459

Total non-interest income	42,012	46,294

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income — continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Non-interest expense:
Employee compensation and benefits	$32,156	$31,040
Occupancy	8,717	8,076
Depreciation of bank premises and equipment	9,036	8,546
Professional fees	2,973	2,715
Stationery and supplies	837	1,328
Amortization of identified intangible assets	1,309	1,299
Advertising	2,613	3,183
Other	12,585	14,810

Total non-interest expense	70,226	70,997

Income before income taxes	57,707	51,376

Provision for income taxes	20,179	17,896

Net income	$37,528	$33,480

Preferred Stock Dividends	3,233	—

Net income available to common shareholders	$34,295	$33,480

Basic earnings per common share:

Weighted average number of shares outstanding:	68,602,478	68,583,274
Net income	$.50	$.49

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,617,573	68,701,105
Net income	$.50	$.49

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008

Net income	$37,528	$33,480

Other comprehensive income, net of tax:

Net unrealized holding gains on securities available for sale arising during Period (tax effects of $15,078 and $11,434)	28,002	21,235
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $196 and $51)	(365)	(95)

Comprehensive income	$65,165	$54,620

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:

Net income	$37,528	$33,480

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	12,225	1,552
Amortization of loan premiums	—	67
Amortization of time deposits with banks	—	1
Accretion of time deposit discounts	(4)	(9)
Depreciation of bank premises and equipment	9,036	8,546
Loss on sale of bank premises and equipment	68	19
Depreciation and amortization of leased assets	120	358
Accretion of investment securities discounts	(505)	(117)
Amortization of investment securities premiums	1,562	1,619
Investment securities transactions, net	(561)	(146)
Amortization of junior subordinated debenture discounts	8	40
Amortization of identified intangible assets	1,309	1,299
Stock based compensation expense	142	190
Earnings from affiliates and other investments	(3,148)	(3,142)
Deferred tax expense	4,403	298
Decrease in accrued interest receivable	4,025	3,534
Net (increase) decrease in other assets	(16,288)	2,505
Net (decrease) increase in other liabilities	(78,298)	14,843

Net cash (used in) provided by operating activities	(28,378)	64,937

Investing activities:

Proceeds from maturities of securities	8,236	8,619
Proceeds from sales of available for sale securities	18,675	1,110
Purchases of available for sale securities	(21,448)	(109,924)
Principal collected on mortgage-backed securities	281,768	357,808
Maturities of time deposits with banks	—	4,358
Net decrease (increase) in loans	87,021	(66,040)
Purchases of other investments	(3,674)	(3,918)
Distributions of other investments	4,467	4,268
Purchases of bank premises and equipment	(17,090)	(16,538)
Proceeds from sale of bank premises and equipment	68	35

Net cash provided by investing activities	358,023	179,778

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008

Financing activities:

Net increase in non-interest bearing demand deposits	$15,992	$3,723
Net increase in savings and interest bearing demand deposits	4,284	35,744
Net (decrease) increase in time deposits	(21,070)	9,502
Net increase in securities sold under repurchase agreements	31,805	126,895
Net change in other borrowed funds	(407,886)	(407,157)
Purchase of treasury stock	(68)	(808)
Payments of dividends on preferred stock	(1,560)	—
Proceeds from stock transactions	68	79

Net cash used in financing activities	(378,435)	(232,022)

(Decrease) increase in cash and cash equivalents	(48,790)	12,693

Cash and cash equivalents at beginning of period	298,720	346,052

Cash and cash equivalents at end of period	$249,930	$358,745

Supplemental cash flow information:
Interest paid	$45,309	$74,016
Income taxes paid	6,100	4,363
Dividends declared, not yet paid	—	22,623
Accrued dividends, preferred shares	1,140	—
Purchases of available-for-sale securities not yet settled	60,417	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, Premier Tierra Holdings, Inc. and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, (“FSP No. 157-2”), “Effective date of FASB Statement No. 157,” the Company delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009, except  for those that are recognized or disclosed at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•      Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities.

•      Level 2 Inputs — Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•      Level 3 Inputs — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2009 by level within the SFAS No. 157 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Investment securities available-for-sale	$4,887,519	$329	$4,887,190	$—

Measured on a non-recurring basis:
Assets:
Impaired Loans	94,674	—	—	94,674

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

As of March 31, 2009, the Company’s financial instruments measured at fair value on a non-recurring basis are limited to impaired loans.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process, discounted based on internal criteria.  Impaired loans are primarily comprised of collateral-dependent commercial loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Note 2— Loans

A summary of net loans, by loan type at March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial, financial and agricultural	$2,500,741	$2,574,247
Real estate – mortgage	892,081	888,095
Real estate – construction	1,929,261	1,911,954
Consumer	169,158	169,589
Foreign	284,280	328,948

Total loans	$5,775,521	$5,872,833

Note 3 - Allowance for Probable Loan Losses

A summary of the transactions in the allowance for probable loan losses is as follows:

	2009	2008
	(Dollars in Thousands)

Balance at December 31,	$73,461	$61,726

Losses charged to allowance	(10,502)	(1,347)
Recoveries credited to allowance	210	178
Net losses charged to allowance	(10,292)	(1,169)

Provision charged to operations	12,225	1,552

Balance at March 31,	$75,394	$62,109

Percentage of allowance to gross loans	1.31%	1.11%

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

The following table details key information regarding the Company’s impaired loans:

	March 31,	December 31,
	2009	2008
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$115,659	$137,153
Balance of impaired loans where there is no related allowance for loan loss	80,383	27,786

Total impaired loans	$196,042	$164,939

Allowance allocated to impaired loans	$20,985	$20,671

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $130,440,000 and $93,654,000 for the three months and year ended March 31, 2009 and December 31, 2008, respectively.  The interest recognized on impaired loans was not significant.  The increase in the balance of impaired loans can be partially attributed to certain loans that filed for bankruptcy protection and a few loan relationships that deteriorated during 2008 and 2009.  A substantial amount of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The increase in impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic down turn.  While non-performing loans increased somewhat since year end, management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.   Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are softening, we believe these markets are stronger and better positioned to recover than many other areas of the country.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2009 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 4 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of March 31, 2009, 370,522 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2009 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ )

Options outstanding at December 31, 2008	833,597	$21.43
Plus: Options granted	—	—
Less:
Options exercised	5,371	12.66
Options expired	—	—
Options forfeited	2,325	26.38
Options outstanding at March 31, 2009	825,901	$21.47	3.43	$—

Options fully vested and exercisable at March 31, 2009	463,446	$18.18	2.01	$—

Stock-based compensation expense included in the consolidated statement of income for the three months ended March 31, 2009 was approximately $142,000.  As of March 31, 2009, there was approximately $971,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.4 years.

Note 5 - Investment Securities

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

A summary of the investment securities held for investment and securities available for sale as reflected on the books of the Company is as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in Thousands)

U.S. Treasury securities
Available-for-sale	$1,325	$1,319
Mortgage-backed securities
Available-for-sale	4,781,446	4,974,317
States and political subdivisions
Available-for-sale	90,919	82,214
Other
Held-to-maturity	2,300	2,300
Available-for-sale	13,829	14,030

Total investment securities	$4,889,819	$5,074,180

Included in mortgage-backed securities in the table above are $2,942,566 of mortgage-backed securities issued by either the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Corporation (“Fannie Mae”), $1,780,215 of mortgage-backed securities issued by the Government National Mortgage Corporation (“Ginnie Mae”) and $58,665 issued by non-government entities.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

Note 6 — Other Borrowed Funds

   Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term, variable-rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2009, other borrowed funds totaled $2,115,100,000, a decrease of 16.2% from $2,522,986,000 at December 31, 2008.

Note 7 — Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  As of March 31, 2009, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of March 31, 2009, the principal amount of debentures outstanding totaled $201,056,000.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For March 31, 2009, the total $201,056,000, of the Capital Securities outstanding qualified as Tier 1 capital.

In March 2005, the Federal Reserve Board issued a final rule that allowed the inclusion of trust preferred securities in Tier 1 capital, but placed stricter quantitative limits.  Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  On March 16, 2009, the Federal Reserve Board extended for two years the transition period.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the transition period ending on March 31, 2011.

The following table illustrates key information about each of the debentures and their interest rate at March 31, 2009:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,330	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	4.68%	LIBOR + 3.45	November 2032	August 2009
Trust VII	$10,310	Quarterly	4.42%	LIBOR + 3.25	April 2033	July 2009
Trust VIII	$25,774	Quarterly	4.14%	LIBOR + 3.05	October 2033	July 2009
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
	$201,056

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 8 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The number of shares issuable upon exercise of the Warrant is also subject to reduction in certain limited events that involve the Company conducting Qualified Equity Offerings on or prior to December 31, 2009.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of March 31, 2009, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16, and will pay dividends on May 15, 2009, in the amounts of $1,560,000 and $2,700,000, respectively.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $533,000 for the first quarter of 2009.

The Company will pay cash dividends to the common shareholders of $.17 per share on May 11, 2009 to all holders of record on April 27, 2009.  Cash dividends to common shareholders were paid on April 18, and October 15, 2008 to all holders of record on March 31, 2008 and September 30, 2008, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Under the new stock repurchase program, the Company is authorized to repurchase up to $40,000,000 of its common stock within twelve months from the adoption of the repurchase program on April 9, 2009.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of April 29, 2009, a total of 6,207,732 shares had been repurchased under all programs at a cost of $213,158,000.

Note 9 - Commitments and Contingent Liabilities and Other Tax Matters

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions. The Internal Revenue Service issued a Notice of Final Partnership Administrative Adjustments (“FPAA”) on two of the partnerships.  In both partnerships, the lead bank subsidiary was the owner of a ninety-nine percent (99%) limited partnership interest. In connection with the two partnerships through the first quarter of 2006, the Company expensed approximately $25.7 million, which amount represents the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management will continue to evaluate the correspondence with the IRS on the FPAAs and make any appropriate revisions to the amounts as deemed necessary.

Note 10 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 9.84% and 9.97%, risk-weighted Tier 1 capital ratio of 16.27% and 15.30% and risk-weighted total capital ratio of 17.36% and 16.35% at March 31, 2009 and December 31, 2008, respectively.  The identified intangibles and goodwill of $308,609,000 as of March 31, 2009, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2009, the total of $201,056,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

In March 2005, the Federal Reserve Board issued a final rule that allowed the inclusion of trust preferred securities in Tier 1 capital, but placed stricter quantitative limits.  Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  On March 16, 2009, the Federal Reserve Board extended for two years the transition period.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the transition period ending on March 31, 2011.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2008, included in the Company’s 2008 Form 10-K.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

Forward-looking statements speak only as of the date on which such statements are made.  It is not probable to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Recent Developments

On April 9, 2009, the Financial Accounting Standards board issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:

FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same.  As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions.  Additionally, FSP No. 157-4 amends FASB Statement No. 157’s required disclosures.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009.  The adoption of FSP No. 157-4 will not have a significant impact on the Company’s consolidated financial statements.

FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

(“FSP No. 107-1 and APB 28-1”), amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP No. 107-1 and APB 28-1 will not have a significant impact on the Company’s consolidated financial statements.

FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements.  FSP No. 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment.  FSP No. 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income.  Additionally, FSP No. 115-2 and 124-2 enhances required disclosures of existing guidelines.  FSP No. 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities.  The adoption of FSP No. 115-2 and 124-2 will not have a significant impact on the Company’s consolidated financial statements.

Overview

The Company, which is headquartered in Laredo, Texas, with more than 270 facilities and more than 440 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a majority interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  The Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added a total of 32 branches during 2008 and 2009.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2009	December 31, 2008	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,128,052	$12,439,341	(2.5)%
Net loans	5,700,127	5,799,372	(1.7)
Deposits	6,857,986	6,858,784	—
Other borrowed funds	2,115,100	2,522,986	(16.2)
Junior subordinated deferrable interest debentures	201,056	201,048	—
Shareholders’ equity	1,319,904	1,257,297	5.0

Consolidated Statements of Income Information

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$140,216	$148,661	(5.7)%
Interest expense	42,070	71,030	(40.8)
Net interest income	98,146	77,631	26.4
Provision for probable loan losses	12,225	1,552	687.7
Non-interest income	42,012	46,294	(9.2)
Non-interest expense	70,226	70,997	(1.1)
Net income	37,528	33,480	12.1

Per common share:
Basic	$.50	$.49	2.0%
Diluted	.50	.49	2.0

Net Income

Net income for the first quarter of 2009 increased by 12.1% as compared to the same period in 2008.  Net income was positively affected by the increasing net interest margin of the Company even though the Company’s provision for probable loan losses charged to expense was $12.2 million, pretax.  The increase in the provision was prompted by the analysis of management regarding the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio and the related allowance for probable loan losses.  The increase is not necessarily an indicator that more credits will worsen to the point that the Company will have to continue to record provisions for probable loan losses at the same level in future periods.

Net Interest Income

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$83,626	$99,521	(16.0)%
Federal funds sold	—	369	(100.0)
Investment securities:
Taxable	55,432	47,640	16.4
Tax-exempt	970	954	1.7
Other interest income	188	177	6.2

Total interest income	140,216	148,661	(5.7)

Interest expense:
Savings deposits	2,949	8,910	(66.9)
Time deposits	17,851	33,181	(46.2)
Securities sold under repurchase agreements	11,361	13,641	(16.7)
Other borrowings	6,685	11,600	(42.4)
Junior subordinated interest deferrable debentures	3,224	3,652	(11.7)
Other interest expense	—	46	(100.0)

Total interest expense	42,070	71,030	(40.8)

Net interest income	$98,146	$77,631	26.4%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue and increased substantially because of the reduction in the Federal Reserve prime interest rate.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2007 at 7.25%.  During 2008, the prime interest rate decreased 400 basis points to end the year at 3.25% where it has remained as of March 31, 2009.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income increased 26.0% from the first quarter of 2009 as compared to the same period in 2008 because of the lower cost of funding incurred by the Company.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 26 for the March 31, 2009 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$24,082	$23,754	1.4%
Other service charges, commissions and fees
Banking	10,397	10,012	3.8
Non-banking	1,427	1,498	(4.7)
Investment securities transactions, net	561	146	284.2
Other investments, net	3,432	4,425	(22.4)
Other income	2,113	6,459	(67.3)

Total non-interest income	$42,012	$46,294	(9.2)

The increase in investment securities transactions for the three months ended March 31, 2009 can be attributed to the sale of investment securities.  Other income for the quarter ended March 31, 2008 was positively impacted by the sale of a portion of the Company’s majority interest of its investment services unit, totaling $2.0 million, before tax.  In connection with the sale, the Company recorded a charge, included in other expense of $841,000, before tax, to dispose of goodwill acquired as part of its initial investment in the unit.

Non-Interest Expense

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$32,156	$31,040	3.6%
Occupancy	8,717	8,076	7.9
Depreciation of bank premises and equipment	9,036	8,546	5.7
Professional fees	2,973	2,715	9.5
Stationery and supplies	837	1,328	(37.0)
Amortization of identified intangible assets	1,309	1,299	(0.8)
Advertising	2,613	3,183	(17.9)
Other	12,585	14,810	(15.0)

Total non-interest expense	$70,226	$70,997	(1.1)

Non-interest expense was affected by the aggressive de novo branching activity that has added 8 new branches in 2009 and 23 branches in 2008.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 2.6% to $75,394,000 at March 31, 2009 from $73,461,000 at December 31, 2008.  The provision for probable loan losses charged to expense increased 687.7% to $12,225,000 for the quarter ended March 31, 2009 from $1,552,000 for the same period in 2008.  The allowance for probable loan losses was 1.3% of total loans at March 31, 2009 and at December 31, 2008, respectively.  The Company is not involved in sub-prime mortgage lending and the allowance for probable loan losses does not reflect any reserve for such lending. The increase in the provision can be attributed to the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio.

Investment Securities

Mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and the Government National Mortgage Association (“Ginnie Mae”).  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

Loans

Loans decreased 1.7% to $5,775,521,000 at March 31, 2009, from $5,872,833,000 at December 31, 2008.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits decreased by an insignificant amount to $6,857,986,000 at March 31, 2009, from $6,858,784,000 at December 31, 2008.  The slight decrease in deposits is the result of the increased demand for deposits and the aggregate pricing that is occurring in the market for deposits.  The Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2009, the Company had $12,128,052,000 of consolidated assets, of which approximately $284,280,000, or 2.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $328,948,000, or 2.6%, at December 31, 2008.  Of the $284,280,000, 78.5% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.9% is secured by foreign real estate; and 0.6% is unsecured.

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

The Company considers its Allowance for Probable Loan Losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for probable loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans and (ii) allowances based on historical loss experience on the Company’s remaining loan portfolio, which includes general economic conditions and other qualitative risk factors both internal and external to the Company.  See also discussion regarding the allowance for probable loan losses and provision for probable loan losses included in the results of operations and “Provision and Allowance for Probable Loan Losses” included in Notes 1 and 5 of the notes to Consolidated Financial Statements in the Company’s latest Annual Report on Form 10-K for further information regarding the Company’s provision and allowance for probable loan losses policy.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2009 and 2008 have been borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2009, shareholders’ equity was $1,319,904,000 compared to $1,257,297,000 at December 31, 2008, an increase of $62,607,000, or 5.0%.  The increase is primarily due to the retention of earnings and an increase in comprehensive income, offset by dividends paid to the preferred shareholder.

The Company had a leverage ratio of 9.84% and 9.97%, risk-weighted Tier 1 capital ratio of 16.27% and 15.30% and risk-weighted total capital ratio of 17.36% and 16.35% at March 31, 2009 and December 31, 2008, respectively.  The identified intangibles and goodwill of $308,609,000 as of March 31, 2009, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2009 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2009	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Time deposits with banks	$396	—	—	—	$396
Investment securities	723,011	1,809,616	2,357,192	—	4,889,819
Loans, net of non-accruals	4,128,179	256,417	510,722	686,189	5,581,507

Total earning assets	$4,851,586	$2,066,033	$2,867,914	$686,189	$10,471,722

Cumulative earning assets	$4,851,586	$6,917,619	$9,785,533	$10,471,722

Rate sensitive liabilities

Time deposits	$1,358,517	$1,628,535	$308,991	$395	$3,296,438
Other interest bearing deposits	2,085,886	—	—	—	2,085,886
Securities sold under repurchase agreements	413,594	55,122	4,220	1,000,000	1,472,936
Other borrowed funds	2,115,100	—	—	—	2,115,100
Junior subordinated deferrable interest debentures	61,858	—	128,868	10,330	201,056

Total interest bearing liabilities	$6,034,955	$1,683,657	$442,079	$1,010,725	$9,171,416

Cumulative sensitive liabilities	$6,034,955	$7,718,612	$8,160,691	$9,171,416

Repricing gap	$(1,183,369)	$382,376	$2,425,836	$(324,536)	$1,300,306
Cumulative repricing gap	(1,183,369)	(800,993)	1,624,842	1,300,306
Ratio of interest-sensitive assets to liabilities	.80	1.23	6.49	.68	1.14
Ratio of cumulative, interest-sensitive assets to liabilities	.80	.90	1.20	1.14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2009, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 20 through 25 of the Company’s 2008 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

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

The Company’s lead bank subsidiary has invested in partnerships, which have entered into several lease-financing transactions. The Internal Revenue Service issued a Notice of Final Partnership Administrative Adjustments (“FPAA”) on two of the partnerships.  In both partnerships, the lead bank subsidiary was the owner of a ninety-nine percent (99%) limited partnership interest. In connection with the two partnerships through the first quarter of 2006, the Company expensed approximately $25.7 million, which amount represents the total of the tax adjustments due and the interest due on such adjustments for both FPAAs.  Management will continue to evaluate the correspondence with the IRS on the FPAAs and make any appropriate revisions to the amounts as deemed necessary.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event with the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Under the new stock repurchase program, the Company is authorized to repurchase up to $40,000,000 of its common stock within twelve months from the adoption of the repurchase program on April 9, 2009.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of April 29, 2009, a total of 6,207,732 shares had been repurchased under all programs at a cost of $213,158,000.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, share repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about share repurchases for the quarter ended March 31, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 – January 31, 2009	3,400	20.00	—	$—
February 1 – February 28, 2009	—	—	—	—
March 1 – March 31, 2009	—	—	—	—
	3,400	$20.00	—

(1) The formal stock repurchase program was initiated in 1999 and before it was terminated on December 19, 2008, it had been expanded periodically.  The new repurchase program that was adopted on April 9, 2009 allows for the repurchase of up to $40,000,000 of treasury stock through April 9, 2010.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 4, 2009	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 4, 2009	/s/ Imelda Navarro
Imelda Navarro
Treasurer