Form 10-Q
period 2009-06-30
INTERNATIONAL BANCSHARES CORP
filed 2009-08-04
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	68,203,872 shares outstanding at July 28, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$266,007	$298,720

Total cash and cash equivalents	266,007	298,720

Time deposits with banks	99	396

Investment securities:
Held-to-maturity (Market value of $2,800 on June 30, 2009 and $2,300 on December 31, 2008)	2,800	2,300
Available-for-sale (Amortized cost of $4,128,319 on June 30, 2009 and $5,043,703 on December 31, 2008)	4,218,857	5,071,880

Total investment securities	4,221,657	5,074,180

Loans, net of unearned discounts	5,741,663	5,872,833
Less allowance for probable loan losses	(84,961)	(73,461)

Net loans	5,656,702	5,799,372

Bank premises and equipment, net	486,543	466,371
Accrued interest receivable	40,714	48,712
Other investments	385,966	388,071
Identified intangible assets, net	24,755	27,385
Goodwill, net	282,532	282,532
Other assets	86,524	53,602

Total assets	$11,451,499	$12,439,341

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,452,218	$1,459,670
Savings and interest bearing demand	2,134,133	2,081,602
Time	3,311,417	3,317,512

Total deposits	6,897,768	6,858,784

Securities sold under repurchase agreements	1,460,373	1,441,131
Other borrowed funds	1,323,950	2,522,986
Junior subordinated deferrable interest debentures	201,065	201,048
Other liabilities	223,364	158,095

Total liabilities	10,106,520	11,182,044

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on June 30, 2009, net of discount of $11,367 and issued 216,000 shares on December 31, 2008, net of discount of $12,442	204,633	203,558
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,506,052 shares on June 30, 2009 and 95,499,339 shares on December 31, 2008	95,506	95,499
Surplus	158,504	158,110
Retained earnings	1,066,528	1,016,004
Accumulated other comprehensive income	58,353	18,189
	1,583,524	1,491,360

Less cost of shares in treasury, 27,302,180 shares on June 30, 2009 and 26,898,219 shares on December 31, 2008	(238,545)	(234,063)

Total shareholders’ equity	1,344,979	1,257,297

Total liabilities and shareholders’ equity	$11,451,499	$12,439,341

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income:
Loans, including fees	$84,216	$91,028	$167,842	$190,549
Federal funds sold	—	312	—	681
Investment securities:
Taxable	48,705	44,610	104,137	92,250
Tax-exempt	1,109	881	2,079	1,835
Other interest income	148	100	336	277

Total interest income	134,178	136,931	274,394	285,592

Interest expense:
Savings deposits	2,670	6,892	5,619	15,802
Time deposits	16,042	28,086	33,893	61,267
Securities sold under repurchase agreements	11,151	12,484	22,512	26,125
Other borrowings	1,624	5,813	8,309	17,413
Junior subordinated interest deferrable debentures	3,164	3,473	6,388	7,125
Other interest expense	—	42	—	88

Total interest expense	34,651	56,790	76,721	127,820

Net interest income	99,527	80,141	197,673	157,772

Provision for probable loan losses	22,858	4,101	35,083	5,653

Net interest income after provision for probable loan losses	76,669	76,040	162,590	152,119

Non-interest income:
Service charges on deposit accounts	24,246	25,488	48,328	49,242
Other service charges, commissions and fees
Banking	10,871	10,150	21,268	20,162
Non-banking	2,291	1,647	3,718	3,145
Gain on investment securities transactions, net	11,145	6,264	11,706	6,410
Other investments, net	3,803	3,685	7,235	8,110
Other income	3,836	3,783	5,949	10,242

Total non-interest income	56,192	51,017	98,204	97,311

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Non-interest expense:
Employee compensation and benefits	$32,324	$31,420	$64,480	$62,460
Occupancy	8,459	9,022	17,176	17,098
Depreciation of bank premises and equipment	8,978	9,092	18,014	17,638
Professional fees	8,804	3,170	11,777	5,885
Stationery and supplies	979	1,266	1,816	2,594
Amortization of identified intangible assets	1,321	1,299	2,630	2,598
Advertising	2,627	3,479	5,240	6,662
Other	21,689	17,636	34,274	32,446

Total non-interest expense	85,181	76,384	155,407	147,381

Income before income taxes	47,680	50,673	105,387	102,049

Provision for income taxes	16,547	17,624	36,726	35,520

Net income	$31,133	$33,049	$68,661	$66,529

Preferred Stock Dividends	3,242	—	6,475	—

Net income available to common shareholders	$27,891	$33,049	$62,186	$66,529

Basic earnings per common share:

Weighted average number of shares outstanding:	68,520,449	68,565,037	68,561,237	68,574,155
Net income	$.41	$.48	$.91	$.97

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,520,451	68,716,210	68,568,785	68,708,657
Net income	$.41	$.48	$.91	$.97

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$31,133	$33,049	$68,661	$66,529

Other comprehensive income, net of tax

Net unrealized holding gains on securities available for sale arising during period (tax effects of $10,646, $(3,842), $25,724 and $7,592)	19,771	(7,135)	47,773	14,100
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(3,901), $(2,192), $(4,097) and $(2,243))	(7,244)	(4,072)	(7,609)	(4,167)

Comprehensive income	$43,660	$21,842	$108,825	$76,462

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:

Net income	$68,661	$66,529

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for probable loan losses	35,083	5,653
Amortization of loan premiums	—	122
Accretion of time deposits with banks	—	1
Accretion of time deposit discounts	(6)	(19)
Depreciation of bank premises and equipment	18,014	17,638
Loss (gain) on sale of bank premises and equipment	63	(85)
Depreciation and amortization of leased assets	240	640
Accretion of investment securities discounts	(974)	(338)
Amortization of investment securities premiums	3,114	3,288
Investment securities transactions, net	(11,706)	(6,410)
Amortization of junior subordinated debenture discounts	17	80
Amortization of identified intangible assets	2,630	2,598
Stock based compensation expense	316	376
Earnings from affiliates and other investments	(6,807)	(5,936)
Deferred tax benefit	(1,397)	(3,535)
Decrease in accrued interest receivable	7,998	5,800
Net (increase) decrease in other assets	(33,162)	3,443
Net decrease in other liabilities	(80,681)	(3,335)

Net cash provided by operating activities	1,403	86,510

Investing activities:

Proceeds from maturities of securities	22,343	13,938
Proceeds from sales of available for sale securities	515,624	8,359
Purchases of available for sale securities	(120,407)	(508,970)
Principal collected on mortgage-backed securities	630,899	723,029
Maturities of time deposits with banks	297	4,457
Net decrease (increase) in loans	107,588	(155,541)
Purchases of other investments	(3,814)	(4,006)
Distributions of other investments	12,726	18,357
Purchases of bank premises and equipment	(38,573)	(27,856)
Proceeds from sale of bank premises and equipment	324	630

Net cash provided by investing activities	1,127,007	72,397

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2009	2008

Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(7,452)	$20,041
Net increase in savings and interest bearing demand deposits	52,531	23,182
Net (decrease) increase in time deposits	(6,089)	553
Net increase in securities sold under repurchase agreements	19,242	146,164
Net decrease in other borrowed funds	(1,199,036)	(408,847)
Purchase of treasury stock	(4,482)	(910)
Proceeds from stock transactions	85	235
Payment of dividends on common stock	(11,662)	(22,623)
Payments of dividends on preferred stock	(4,260)	—

Net cash used in financing activities	(1,161,123)	(242,205)

Decrease in cash and cash equivalents	(32,713)	(83,298)

Cash and cash equivalents at beginning of period	298,720	346,052

Cash and cash equivalents at end of period	$266,007	$262,754

Supplemental cash flow information:
Interest paid	$81,906	$135,514
Income taxes paid	43,491	34,208
Accrued dividends, preferred shares	1,350	—
Purchases of available-for-sale securities not yet settled	124,009	9,988

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

Effective June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial statements.  The Company has evaluated all events or transactions that occurred after June 30, 2009 through August 4, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Note 2 — Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, (“FSP No. 157-2”), “Effective date of FASB Statement No. 157,” the Company delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for those that are recognized or disclosed at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•                  Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2 Inputs — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of June 30, 2009 by level within the SFAS No. 157 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
U.S. Treasury securities Available-for-sale	$1,326	$—	$1,326	$—
Mortgage-backed securities Available-for-sale	4,100,901	—	4,018,330	82,571
States and political subdivisions Available-for-sale	102,642	—	102,642	—
Other Available-for-sale	13,988	488	13,500	—

Measured on a non-recurring basis:
Assets:
Impaired Loans	75,495	—	—	75,495

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in in-active markets and markets that have experienced significant decreases in volume and level of activity, as exhibited by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company evaluated the performance of the securities since the time of purchase and determined that the securities have performed as expected or better than expected.  Therefore, the Company applied the spread from the time of purchase against the current yield curve to determine the fair value represented in the consolidated financial statements since that spread represented the last orderly, active market experienced.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2008	$—
Total unrealized gains included in:
Other comprehensive income	—
Transfers into level 3	82,571

Balance at June 30, 2009	$82,571

As of June 30, 2009, the Company’s financial instruments measured at fair value on a non-recurring basis are limited to impaired loans.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process, discounted based on internal criteria.  Impaired loans are primarily comprised of collateral-dependent commercial loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2009 and December 31, 2008 are outlined below.

Cash and Due From Banks and Federal Funds Sold

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Time Deposits with Banks

The carrying amounts of time deposits with banks approximate fair value.

Investment Securities Held-to-Maturity

The carrying amounts of investments held-to-maturity approximate fair value.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, real estate and consumer loans as outlined by regulatory reporting guidelines.  Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  At June 30, 2009, and December 31, 2008, the carrying amount of fixed rate performing loans was $1,217,612,000 and $1,272,370,000 respectively, and the estimated fair value was $1,198,511,000 and $1,253,496,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2009 and December 31, 2008.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  At June 30, 2009 and December 31, 2008, the carrying amount of time deposits was $3,311,417,000 and $3,317,512,000, respectively, and the estimated fair value was $3,328,356,000 and $3,343,150,000, respectively.

Securities Sold Under Repurchase Agreements and Other Borrowed Funds

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2009 and December 31, 2008.  The fair value of the long-term instruments is based on established market spreads.  At June 30, 2009 and December 31, 2008, the carrying amount of long-term repurchase agreements was $1,000,000,000, and the estimated fair value was $898,028,000 and $841,127,000, respectively.  Other borrowed funds are short-term Federal Home Loan Bank borrowings.  Due to the contractual terms of these financial instruments, the carrying amounts approximated fair value at June 30, 2009 and December 31, 2008.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2009 and December 31, 2008.  The fair value of the fixed junior subordinated deferrable interest debentures is based on established market spreads to the debentures.  At June 30, 2009 and December 31, 2008, the carrying amount of fixed junior subordinated deferrable interest debentures was $139,207,000 and $139,190,000, respectively, and the estimated fair value was $51,310,000 and $44,704,000, respectively.

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit and fund letters of credit are principally at current interest rates and therefore the carrying amount approximates fair value.

Limitations

Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-statement of condition financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets and liabilities that are not considered financial assets or liabilities include the bank premises and equipment and core deposit value.  In addition, the tax ramifications related to the effect of fair value estimates have not been considered in the above estimates.

Note 3— Loans

A summary of net loans, by loan type at June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial, financial and agricultural	$2,697,645	$2,574,247
Real estate — mortgage	917,969	888,095
Real estate — construction	1,698,284	1,911,954
Consumer	156,933	169,589
Foreign	270,832	328,948

Total loans	$5,741,663	$5,872,833

Note 4 - Allowance for Probable Loan Losses

A summary of the transactions in the allowance for probable loan losses is as follows:

	June 30,	June 30,
	2009	2008
	(Dollars in Thousands)

Balance at December 31,	$73,461	$61,726

Losses charged to allowance	(24,237)	(2,320)
Recoveries credited to allowance	654	348
Net losses charged to allowance	(23,583)	(1,972)

Provision charged to operations	35,083	5,653

Balance at June 30,	$84,961	$65,407

The losses charged to the allowance increased by $21,917,000 for the six months ended June 30, 2009 versus the same period of 2008.  The nationwide recession and its consequences are being felt in the Company’s markets, but not to the extent being seen in the nation as a whole.  These factors, as well as other economic issues, have elevated the Company’s provisions as well as charge-offs.

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

The following table details key information regarding the Company’s impaired loans:

	June 30,	December 31,
	2009	2008
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$107,648	$137,153
Balance of impaired loans where there is no related allowance for loan loss	45,427	27,786

Total impaired loans	$153,075	$164,939

Allowance allocated to impaired loans	$32,153	$20,671

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $150,435,000 and $93,654,000 for the six months and year ended June 30, 2009 and December 31, 2008, respectively.  The interest recognized on impaired loans was not significant.  The increase in the balance of impaired loans over historical levels can be partially attributed to certain loans that filed for bankruptcy protection and a few loan relationships that deteriorated during 2008 and 2009.  A substantial amount of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  While impaired loans have increased compared to historical levels, they have decreased for the period ended June 30, 2009, compared to the period ending December 31, 2008.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases from these levels.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2009 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of June 30, 2009, 133,897 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2009 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)

Options outstanding at December 31, 2008	833,597	$21.43
Plus: Options granted	244,500	10.41
Less:
Options exercised	6,713	12.66
Options expired	—	—
Options forfeited	11,512	24.10
Options outstanding at June 30, 2009	1,059,872	$18.91	4.25	$—

Options fully vested and exercisable at June 30, 2009	464,913	$18.28	1.80	$—

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2009 was approximately $174,200 and $316,300, respectively.  As of June 30, 2009, there was approximately $1,516,500, of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.7 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2009 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,800	$—	$—	$2,800	$2,800
Total investment securities	$2,800	$—	$—	$2,800	$2,800

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,326	$—	$—	$1,326	$1,326
Mortgage-backed securities	4,009,813	91,378	(290)	4,100,901	4,100,901
Obligations of states and political subdivisions	103,355	1,513	(2,226)	102,642	102,642
Equity securities	13,825	208	(45)	13,988	13,988
Total investment securities	$4,128,319	$93,099	$(2,561)	$4,218,857	$4,218,857

(1)         Included in the carrying value of mortgage-backed securities are $2,535,911 of mortgage-backed securities issued by Ginnie Mae, $1,482,419 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $82,571 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2008 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,300	$—	$—	$2,300	$2,300
Total investment securities	$2,300	$—	$—	$2,300	$2,300

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,319	$—	$—	$1,319	$1,319
Mortgage-backed securities	4,947,351	59,915	(32,949)	4,974,317	4,974,317
Obligations of states and political subdivisions	81,208	1,346	(340)	82,214	82,214
Equity securities	13,825	205	—	14,030	14,030
Total investment securities	$5,043,703	$61,466	$(33,289)	$5,071,880	$5,071,880

(1)         Included in the carrying value of mortgage-backed securities are $1,820,988 of mortgage-backed securities issued by Ginnie Mae, $3,087,038 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $66,291 issued by non-government entities

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$950	$950	$1,326	$1,326
Due after one year through five years	1,850	1,850	—	—
Due after five years through ten years	—	—	9,811	9,982
Due after ten years	—	—	93,544	92,660
Mortgage-backed securities	—	—	4,009,813	4,100,901
Equity securities	—	—	13,825	13,988
Total investment securities	$2,800	$2,800	$4,128,319	$4,218,857

Mortgage-backed securities are securities issued by the Freddie Mac, Fannie Mae, Ginnie Mae or non-government entities.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

Proceeds from the sale of securities available-for-sale were $496,949,000 and $515,624,000 for the three and six months ended June 30, 2009, respectively, which included $496,686,000 and $514,547,000 of mortgage-backed securities.  Gross gains of $11,153,000 and $11,712,000 and gross losses of $(6) and $(6) were realized on the sales for the quarter and six months ended June 30, 2009, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:

Mortgage-backed securities	$131,049	$(286)	$3,816	$(4)	$134,865	$(290)
Obligations of states and political subdivisions	23,120	(2,168)	780	(58)	23,900	(2,226)
Other equity securities	30	(45)	—	—	30	(45)
	$154,199	$(2,499)	$4,596	$(62)	$158,795	$(2,561)

The unrealized losses on investments in mortgage-backed securities are primarily caused by changes in market interest rates.  Mortgage-backed securities are primarily securities issued by the Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the securities carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has the ability and intent to hold these investments until a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  The Company has received principal and interest payments in line with expected cash flows at the time of purchase.  The Company has no intent to sell and will not more likely than not be required to sell before recovery of amortized cost, the non-agency mortgage-backed securities until a market price recovery or maturity and has continued to receive cash as expected; therefore, it is the conclusion of the Company that the investments in non-agency mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on investments in other securities are caused by fluctuations in market interest rates.  The underlying cash obligations of the securities are guaranteed by the entity underwriting the debt instrument.  It is the belief of the Company that the entity issuing the debt will honor its interest payment schedule, as well as the full debt at maturity.  The securities are purchased by the Company for their economic value.  The decrease in fair value is primarily due to market interest rates and not other factors, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity of the securities, it is the conclusion of the Company that the investments are not considered other-than-temporarily impaired.

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term, variable-rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2009, other borrowed funds totaled $1,323,950,000, a decrease of 47.5% from $2,522,986,000 at December 31, 2008.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  As of June 30, 2009, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of June 30, 2009, the principal amount of debentures outstanding totaled $201,065,000.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For June 30, 2009, the total $201,065,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2009:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(in thousands)

Trust I	$10,339	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	4.33%	LIBOR+ 3.45	November 2032	November 2009
Trust VII	$10,310	Quarterly	4.28%	LIBOR+ 3.25	April 2033	October 2009
Trust VIII	$25,774	Quarterly	4.18%	LIBOR+ 3.05	October 2033	October 2009
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
	$201,065

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The number of shares issuable upon exercise of the Warrant is also subject to reduction in certain limited events that involve the Company conducting Qualified Equity Offerings on or prior to December 31, 2009.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of June 30, 2009, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16 and May 15, 2009, in the amounts of $1,560,000 and $2,700,000, respectively, and will pay a dividend on the Senior Preferred Stock on August 15, 2009, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $542,000 and $1,075,000 for the three and six months ended June 30, 2009.

The Company paid cash dividends to the common shareholders of $.17 per share on May 11, 2009 to all holders of record on April 27, 2009.  Cash dividends to common shareholders were paid on April 18, and October 15, 2008 to all holders of record on March 31, 2008 and September 30, 2008, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Under the new stock repurchase program, the Company is authorized to repurchase up to $40,000,000 of its common stock within twelve months from the adoption of the repurchase program on April 9, 2009.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of July 28, 2009, a total of 6,608,293 shares had been repurchased under all programs at a cost of $217,572,000.

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

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 10.37% and 9.97%, risk-weighted Tier 1 capital ratio of 16.64% and 15.30% and risk-weighted total capital ratio of 17.89% and 16.35% at June 30, 2009 and December 31, 2008, respectively.  The identified intangibles and goodwill of $307,287,000 as of June 30, 2009, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2009, the total of $201,065,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Recent Developments

On April 9, 2009, the Financial Accounting Standards Board issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:

FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same.  As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions.  Additionally, FSP No. 157-4 amends FASB Statement No. 157’s required disclosures.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009.  The adoption of FSP No. 157-4 did not have a significant impact on the Company’s consolidated financial statements.

FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP No. 107-1 and APB 28-1 did not have a significant impact on the Company’s consolidated financial statements.

FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements.  FSP No. 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment.  FSP No. 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income.  Additionally, FSP No. 115-2 and 124-2 enhances required disclosures of existing guidelines.  FSP No. 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities.  The adoption of FSP No. 115-2 and 124-2 did not have a significant impact on the Company’s consolidated financial statements.

Overview

The Company, which is headquartered in Laredo, Texas, with more than 275 facilities and more than 435 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  The Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added a total of 33 branches during 2008 and 2009.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2009	December 31, 2008	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,451,499	$12,439,341	(7.9)%
Net loans	5,656,702	5,799,372	(2.5)
Deposits	6,897,768	6,858,784.6
Other borrowed funds	1,323,950	2,522,986	(47.5)
Junior subordinated deferrable interest debentures	201,065	201,048	—
Shareholders’ equity	1,344,979	1,257,297	7.0

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Interest income	$134,178	$136,931	(2.0)%	$274,394	$285,592	(3.9)%
Interest expense	34,651	56,790	(39.0)	76,721	127,820	(40.0)
Net interest income	99,527	80,141	24.2	197,673	157,772	25.3
Provision for probable loan losses	22,858	4,101	457.4	35,083	5,653	520.6
Non-interest income	56,192	51,017	10.1	98,204	97,311.9
Non-interest expense	85,181	76,384	11.5	155,407	147,381	5.4
Net income	31,133	33,049	(5.8)	68,661	66,529	3.2

Per common share (adjusted for stock dividends):
Basic	$.41	$.48	(14.6)%	$.91	$.97	(6.2)%
Diluted	.41	.48	(14.6)	.91	.97	(6.2)

Net Income

Net income for the second quarter of 2009 decreased by 5.8% compared to the same period in 2008; however, net income for the six months ended June 30, 2009 increased by 3.2% as compared to the same period in 2008 despite the $19.1 million, after tax increase in the provision for probable loan losses charged to expense during the first six months of 2009.  Additionally, an industry-wide FDIC special assessment negatively impacted the Company’s earnings by $3.3 million, after tax.  Net income for the first six months of 2009 was positively affected by the increasing net interest margin of the Company.  The increase in the provision was prompted by the analysis of management regarding the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio and the related allowance for probable loan losses.  While the Texas and Oklahoma economies are doing better than other parts of the country, Texas and Oklahoma are not immune to the problems associated with the U.S. economy.  The increase in the provision for probable loan losses is not necessarily an indicator that more credits will worsen to the point that the Company will have to continue to record provisions for probable loan losses at the same level in future periods.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Interest income:
Loans, including fees	$84,216	$91,028	(7.5)%	$167,842	$190,549	(11.9)%
Federal funds sold	—	312	(100.0)	—	681	(100.0)
Investment securities:
Taxable	48,705	44,610	9.2	104,137	92,250	12.9
Tax-exempt	1,109	881	25.9	2,079	1,835	13.3
Other interest income	148	100	48.0	336	277	21.3

Total interest income	134,178	136,931	(2.0)	274,394	285,592	(3.9)

Interest expense:
Savings deposits	2,670	6,892	(61.3)	5,619	15,802	(64.4)
Time deposits	16,042	28,086	(42.9)	33,893	61,267	(44.7)
Securities sold under repurchase agreements	11,151	12,484	(10.7)	22,512	26,125	(13.8)
Other borrowings	1,624	5,813	(72.1)	8,309	17,413	(52.3)
Junior subordinated interest deferrable debentures	3,164	3,473	(8.9)	6,388	7,125	(10.3)
Other interest expense	—	42	(100.0)	—	88	(100.0)

Total interest expense	34,651	56,790	(39.0)	76,721	127,820	(40.0)

Net interest income	$99,527	$80,141	24.2%	$197,673	$157,772	25.3%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue and increased substantially because of the reduction in the Federal Reserve prime interest rate.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2007 at 7.25%.  During 2008, the prime interest rate decreased 400 basis points to end the year at 3.25% where it has remained as of June 30, 2009.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income increased 25.3% for the first six months of 2009 as compared to the same period in 2008 because of the lower cost of funding incurred by the Company.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 28 for the June 30, 2009 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Service charges on deposit accounts	$24,246	$25,488	(4.9)%	$48,328	$49,242	(1.9)%
Other service charges, commissions and fees
Banking	10,871	10,150	7.1	21,268	20,162	5.5
Non-banking	2,291	1,647	39.1	3,718	3,145	18.2
Investment securities transactions, net	11,145	6,264	77.9	11,706	6,410	82.6
Other investments, net	3,803	3,685	3.2	7,235	8,110	(10.8)
Other income	3,836	3,783	1.4	5,949	10,242	(41.9)

Total non-interest income	$56,192	$51,017	10.1%	$98,204	$97,311.9%

The increase in investment securities transactions for the three and six months ended June 30, 2009 can be attributed to the sale of investment securities.  Other income for the six months ended June 30, 2008 was positively impacted by the sale of a portion of the Company’s majority interest of its investment services unit, totaling $2.0 million, before tax.  In connection with the sale, the Company recorded a charge, included in other expense of $841,000, before tax, to dispose of goodwill acquired as part of its initial investment in the unit.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Employee compensation and benefits	$32,324	$31,420	2.9%	$64,480	$62,460	3.2%
Occupancy	8,459	9,022	(6.2)	17,176	17,098.5
Depreciation of bank premises and equipment	8,978	9,092	(1.3)	18,014	17,638	2.1
Professional fees	8,804	3,170	177.7	11,777	5,885	100.1
Stationery and supplies	979	1,266	(22.7)	1,816	2,594	(30.0)
Amortization of identified intangible assets	1,321	1,299	1.7	2,630	2,598	1.2
Advertising	2,627	3,479	(24.5)	5,240	6,662	(21.3)
Other	21,689	17,636	23.0	34,274	32,446	5.6

Total non-interest expense	$85,181	$76,384	11.5%	$155,407	$147,381	5.4%

Non-interest expense was affected by the aggressive de novo branching activity that has added 15 new branches in 2009 and 18 branches in 2008.  As a result of the branch expansion, employee compensation increased due to staffing of these branches. Professional fee expense for the six months ended June 30, 2009 was negatively impacted by the FDIC special assessment.  In May 2009, the FDIC issued a final rule which levied a special assessment on all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009.  The special assessment is part of the FDIC’s efforts to re-build the Deposit Insurance Fund (“DIF”).  The Company accrued $5.1 million related to the special assessment.  The FDIC will also be allowed to possibly impose an additional five basis point special assessment for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that will adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 15.7% to $84,961,000 at June 30, 2009 from $73,461,000 at December 31, 2008.  The provision for probable loan losses charged to expense increased 520.6% to $35,083,000 for the six months ended June 30, 2009 from $5,653,000 for the same period in 2008.  The allowance for probable loan losses was 1.5% of total loans at June 30, 2009 and 1.3% at December 31, 2008, respectively.  The increase in the provision was prompted by the analysis of management regarding the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio and the related allowance for probable loan losses.  The increase is not necessarily an indicator that more credits will worsen to the point that the Company will have to continue to record provisions for probable loan losses at the same level in future periods.

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

Loans

Loans decreased 2.2% to $5,741,663,000 at June 30, 2009, from $5,872,833,000 at December 31, 2008.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by an insignificant amount to $6,897,768,000 at June 30, 2009, from $6,858,784,000 at December 31, 2008.  The slight increase in deposits is the result of the increased demand for deposits and the aggregate pricing that is occurring in the market for deposits.  The Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2009, the Company had $11,451,499,000 of consolidated assets, of which approximately $270,832,000, or 2.4%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $328,948,000, or 2.6%, at December 31, 2008.  Of the $270,832,000, 78.5% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.9% is secured by foreign real estate; and 0.6% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2009 and 2008 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2009, shareholders’ equity was $1,344,979,000 compared to $1,257,297,000 at December 31, 2008, an increase of $87,682,000, or 7.0%.  The increase is primarily due to the retention of earnings and an increase in comprehensive income, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 10.37% and 9.97%, risk-weighted Tier 1 capital ratio of 16.64% and 15.30% and risk-weighted total capital ratio of 17.89% and 16.35% at June 30, 2009 and December 31, 2008, respectively.  The identified intangibles and goodwill of $307,287,000 as of June 30, 2009, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2009 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2009	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Time deposits with banks	$99	$—	$—	$—	$99
Investment securities	455,712	1,853,725	1,912,220	—	4,221,657
Loans, net of non-accruals	4,380,818	208,949	319,444	689,753	5,598,964

Total earning assets	$4,836,629	$2,062,674	$2,231,664	$689,753	$9,820,720

Cumulative earning assets	$4,836,629	$6,899,303	$9,130,967	$9,820,720

Rate sensitive liabilities

Time deposits	$1,454,566	$1,552,408	$304,018	$425	$3,311,417
Other interest bearing deposits	2,134,133	—	—	—	2,134,133
Securities sold under repurchase agreements	353,543	104,170	2,660	1,000,000	1,460,373
Other borrowed funds	1,323,950	—	—	—	1,323,950
Junior subordinated deferrable interest debentures	61,858	—	128,868	10,339	201,065

Total interest bearing liabilities	$5,328,050	$1,656,578	$435,546	$1,010,764	$8,430,938

Cumulative sensitive liabilities	$5,328,050	$6,984,628	$7,420,174	$8,430,938

Repricing gap	$(491,421)	$406,096	$1,796,118	$(321,011)	$1,389,782
Cumulative repricing gap	(491,421)	(85,325)	1,710,793	1,389,782
Ratio of interest-sensitive assets to liabilities	.91	1.25	5.12	.68	1.17
Ratio of cumulative, interest- sensitive assets to liabilities	.91	.99	1.23	1.17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2009, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of the Company’s 2008 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event with the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Under the new stock repurchase program, the Company is authorized to repurchase up to $40,000,000 of its common stock within twelve months from the adoption of the repurchase program on April 9, 2009.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of July 28, 2009, a total of 6,608,293 shares had been repurchased under all programs at a cost of $217,572,000.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April 1 — April 30, 2009	—	—	—	$—
May 1 — May 31, 2009	25,561	14.39	25,561	39,632,000
June 1 — June 3, 2009	375,000	10.79	375,000	35,586,000
	400,561	$11.02	400,561

(1) The formal stock repurchase program was initiated in 1999 and before it was terminated on December 19, 2008, it had been expanded periodically.  The new repurchase program that was adopted on April 9, 2009 allows for the repurchase of up to $40,000,000 of treasury stock through April 9, 2010.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held May 18, 2009 for the consideration of the following items, each of which was approved by the number of votes set forth below:

			Votes	Votes
			For	Withheld

1.

To elect ten (10) directors of the Company until the next Annual Meeting of Shareholders and until their successors are elected and qualified; The following directors, constituting the entire board of directors, were elected:

	Irving Greenblum		57,917,609	797,873
	R. David Guerra		54,412,614	4,302,868
	Daniel B. Hastings, Jr.		58,000,840	714,642
	Richard E. Haynes		57,802,598	912,884
	Imelda Navarro		54,270,638	4,444,844
	Sioma Neiman		47,394,741	11,320,741
	Peggy J. Newman		57,961,206	754,276
	Dennis E. Nixon		54,314,470	3,401,012
	Leonardo Salinas		57,154,816	1,560,666
	A.R. Sanchez, Jr.		50,114,451	8,601,031
	Broker Non-Votes:	3,084,530

					Votes	Votes
					For	Against

2.	To ratify the appointment of McGladrey & Pullen LLP as independent auditors for the 2009 fiscal year				58,577,351	97,060

	Abstentions :	41,071	Broker Non-Votes:	3,084,530

					Votes	Votes
					For	Against

3.	To consider and approve a non-binding advisory resolution to approve the compensation of the Company’s named executives				55,693,257	1,205,241

	Abstentions :	1,816,977	Broker Non-Votes:	3,084,530

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 4, 2009	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 4, 2009	/s/ Imelda Navarro
Imelda Navarro
Treasurer