Form 10-Q
period 2009-09-30
INTERNATIONAL BANCSHARES CORP
filed 2009-11-02
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	68,237,749 shares outstanding at October 28, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$252,345	$298,720

Total cash and cash equivalents	252,345	298,720

Time deposits with banks	—	396

Investment securities:
Held-to-maturity (Market value of $2,450 on September 30, 2009 and $2,300 on December 31, 2008)	2,450	2,300
Available-for-sale (Amortized cost of $4,416,779 on September 30, 2009 and $5,043,703 on December 31, 2008)	4,505,909	5,071,880

Total investment securities	4,508,359	5,074,180

Loans, net of unearned discounts	5,742,356	5,872,833
Less allowance for probable loan losses	(90,322)	(73,461)

Net loans	5,652,034	5,799,372

Bank premises and equipment, net	491,382	466,371
Accrued interest receivable	41,081	48,712
Other investments	354,979	388,071
Identified intangible assets, net	23,434	27,385
Goodwill, net	282,532	282,532
Other assets	79,438	53,602

Total assets	$11,685,584	$12,439,341

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,448,480	$1,459,670
Savings and interest bearing demand	2,130,067	2,081,602
Time	3,333,685	3,317,512

Total deposits	6,912,232	6,858,784

Securities sold under repurchase agreements	1,500,230	1,441,131
Other borrowed funds	1,128,575	2,522,986
Junior subordinated deferrable interest debentures	201,074	201,048
Other liabilities	565,125	158,095

Total liabilities	10,307,236	11,182,044

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on September 30, 2009, net of discount of $10,817 and issued 216,000 shares on December 31, 2008, net of discount of $12,442	205,183	203,558
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,685,734 shares on September 30, 2009 and 95,499,339 shares on December 31, 2008	95,686	95,499
Surplus	160,784	158,110
Retained earnings	1,100,041	1,016,004
Accumulated other comprehensive income	57,439	18,189
	1,619,133	1,491,360

Less cost of shares in treasury, 27,447,985 shares on September 30, 2009 and 26,898,219 shares on December 31, 2008	(240,785)	(234,063)

Total shareholders’ equity	1,378,348	1,257,297

Total liabilities and shareholders’ equity	$11,685,584	$12,439,341

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest income:
Loans, including fees	$84,263	$91,020	$252,105	$281,569
Federal funds sold	—	226	—	907
Investment securities:
Taxable	40,937	45,996	145,074	138,246
Tax-exempt	1,375	846	3,454	2,680
Other interest income	129	106	465	383

Total interest income	126,704	138,194	401,098	423,785

Interest expense:
Savings deposits	2,563	6,807	8,182	22,609
Time deposits	14,757	24,093	48,650	85,360
Securities sold under repurchase agreements	11,110	12,486	33,622	38,612
Other borrowings	732	7,133	9,041	24,546
Junior subordinated interest deferrable debentures	3,095	3,461	9,483	10,586
Other interest expense	—	96	—	184

Total interest expense	32,257	54,076	108,978	181,897

Net interest income	94,447	84,118	292,120	241,888

Provision for probable loan losses	10,346	7,037	45,429	12,690

Net interest income after provision for probable loan losses	84,101	77,081	246,691	229,198

Non-interest income:
Service charges on deposit accounts	25,425	25,354	73,753	74,596
Other service charges, commissions and fees
Banking	10,513	10,437	31,781	30,599
Non-banking	5,485	2,267	9,203	5,412
Gain on investment securities transactions, net	174	—	11,880	6,410
Other investments, net	3,374	5,785	10,609	13,895
Other income	5,904	6,980	11,853	17,222

Total non-interest income	50,875	50,823	149,079	148,134

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Non-interest expense:
Employee compensation and benefits	$35,316	$32,854	$99,796	$95,314
Occupancy	8,723	9,955	25,899	27,053
Depreciation of bank premises and equipment	8,965	9,481	26,979	27,119
Professional fees	4,958	2,557	16,735	8,442
Stationery and supplies	1,109	1,540	2,925	4,134
Amortization of identified intangible assets	1,320	1,299	3,950	3,897
Advertising	2,647	3,667	7,887	10,329
Other	15,708	15,238	49,982	47,682

Total non-interest expense	78,746	76,591	234,153	223,970

Income before income taxes	56,230	51,313	161,617	153,362

Provision for income taxes	19,257	17,433	55,983	52,953

Net income	$36,973	$33,880	$105,634	$100,409

Preferred Stock Dividends	3,250	—	9,725	—

Net income available to common shareholders	$33,723	$33,880	$95,909	$100,409

Basic earnings per common share:

Weighted average number of shares outstanding:	68,192,647	68,571,661	68,437,023	68,573,318
Net income	$.49	$.49	$1.40	$1.46

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,207,682	68,727,949	68,447,067	68,715,082
Net income	$.49	$.49	$1.40	$1.46

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$36,973	$33,880	$105,634	$100,409

Other comprehensive income, net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period (tax effects of $(431), $(3,270), $25,293 and $4,322)	(801)	(6,073)	46,972	8,027
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(61), $-, $(4,158) and $(2,243))	(113)	—	(7,722)	(4,167)

Comprehensive income	$36,059	$27,807	$144,884	$104,269

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:

Net income	$105,634	$100,409

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	45,429	12,690
Amortization of loan premiums	—	134
Accretion of time deposits with banks	—	1
Accretion of time deposit discounts	(10)	(28)
Depreciation of bank premises and equipment	26,979	27,119
Gain on sale of bank premises and equipment	(133)	(44)
Depreciation and amortization of leased assets	300	760
Accretion of investment securities discounts	(1,463)	(858)
Amortization of investment securities premiums	4,768	4,787
Investment securities transactions, net	(11,880)	(6,410)
Amortization of junior subordinated debenture discounts	26	110
Amortization of identified intangible assets	3,951	3,897
Stock based compensation expense	502	550
Earnings from affiliates and other investments	(9,778)	(9,773)
Deferred tax benefit	(7,811)	(7,727)
Decrease in accrued interest receivable	7,631	7,857
Net increase in other assets	(24,854)	(4,226)
Net (decrease) increase in other liabilities	(72,973)	1,046

Net cash provided by operating activities	66,318	130,294

Investing activities:

Proceeds from maturities of securities	1,637	16,261
Proceeds from sales of available for sale securities	571,814	8,359
Purchases of available for sale securities	(419,614)	(1,002,839)
Principal collected on mortgage-backed securities	944,989	981,679
Maturities of time deposits with banks	396	4,457
Net decrease (increase) in loans	101,911	(209,873)
Purchases of other investments	(10,425)	(8,315)
Distributions of other investments	53,295	33
Purchases of bank premises and equipment	(52,485)	(47,415)
Proceeds from sale of bank premises and equipment	628	800

Net cash provided by (used in) investing activities	1,192,146	(256,853)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008

Financing activities:

Net decrease in non-interest bearing demand deposits	$(11,190)	$(52,063)
Net increase (decrease) in savings and interest bearing demand deposits	48,465	(64,633)
Net increase (decrease) in time deposits	16,183	(39,526)
Net increase in securities sold under repurchase agreements	59,099	139,023
Net (decrease) increase in other borrowed funds	(1,394,411)	167,814
Purchase of treasury stock	(6,722)	(958)
Proceeds from stock transactions	2,359	560
Payment of dividends on common stock	(11,662)	(22,623)
Payments of dividends on preferred stock	(6,960)	—

Net cash (used in) provided by financing activities	(1,304,839)	127,594

(Decrease) increase in cash and cash equivalents	(46,375)	1,035

Cash and cash equivalents at beginning of period	298,720	346,052

Cash and cash equivalents at end of period	$252,345	$347,087

Supplemental cash flow information:
Interest paid	$114,805	$191,610
Income taxes paid	56,918	51,711
Accrued dividends, preferred shares	1,350	—
Dividends declared, not yet paid	—	22,630
Sales of available-for-sale securities not yet settled	1,282	—
Purchases of available-for-sale securities not yet settled	464,760	149,351

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

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Statement Codification (“ASC”), FASB ASC 280, Segment Reporting, in determining its reportable segments and related disclosures.

On July 1, 2009, the Financial Accounting Standards Board officially launched the “FASB Accounting Standards Codification,” (“Codification”), which is now the single official source of authoritative, non-governmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification supersedes all prior accounting literature.  With the launch of the Codification, U.S. GAAP now consists of two levels — authoritative (Codification) and non-authoritative (anything not in the Codification).  The Codification is effective for interim and annual periods ending after September 15, 2009, and is organized into approximately 90 accounting topics.  The FASB will no longer be issuing accounting standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts.  The FASB will instead amend the Codification by issuing “Accounting Standards Updates.”  The adoption of the Codification did not have a significant impact to the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 is currently included in the Codification under ASC Topic 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of the accounting standard did not have an impact on the Company’s consolidated financial statements.  The Company has evaluated all events or transactions that occurred after September 30, 2009 through November 2, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Note 2 — Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” for financial assets and liabilities.  Additionally, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, (“FSP No 157-2”), “Effective date of FASB Statement No. 157,” the Company delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for those that are recognized or disclosed at fair value on a recurring basis.  SFAS No. 157 and FSP No. 157-2 are now included in the Accounting Standards Codification (“ASC”) in Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of September 30, 2009 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
U.S. Treasury securities Available-for-sale	$1,327	$—	$1,327	$—
Mortgage-backed securities Available-for-sale	4,361,946	—	4,283,391	78,555
States and political subdivisions Available-for-sale	128,472	—	128,472	—
Other Available-for-sale	14,164	664	13,500	—

Measured on a non-recurring basis:
Assets:
Impaired Loans	88,407	—	—	88,407

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in in-active markets and markets that have experienced significant decreases in volume and level of activity, as exhibited by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company evaluated the performance of the securities since the time of purchase and determined that the securities have performed as expected or better than expected.  Therefore, the Company applied the spread from the time of purchase against the current yield curve to determine the fair value represented in the consolidated financial statements since that spread represented an orderly, active market.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2008	$—
Principal paydowns, net of discount amortization	(4,010)
Total unrealized gains included in:
Other comprehensive income	(6)
Transfers into level 3	82,571

Balance at September 30, 2009	$78,555

As of September 30, 2009, the Company’s financial instruments measured at fair value on a non-recurring basis are limited to impaired loans.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process, discounted based on internal criteria.  Impaired loans are primarily comprised of collateral-dependent commercial loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2009 and December 31, 2008 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  At September 30, 2009, and December 31, 2008, the carrying amount of fixed rate performing loans was $1,272,210,000 and $1,272,370,000 respectively, and the estimated fair value was $1,255,047,000 and $1,253,496,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2009 and December 31, 2008.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  At September 30, 2009 and December 31, 2008, the carrying amount of time deposits was $3,333,685,000 and $3,317,512,000, respectively, and the estimated fair value was $3,350,874,000 and $3,343,150,000, respectively.

Securities Sold Under Repurchase Agreements and Other Borrowed Funds

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2009 and December 31, 2008.  The fair value of the long-term instruments is based on established market spreads.  At September 30, 2009 and December 31, 2008, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,114,056,000 and $1,158,873,000, respectively.  Other borrowed funds are short-term Federal Home Loan Bank borrowings.  Due to the contractual terms of these financial instruments, the carrying amounts approximated fair value at September 30, 2009 and December 31, 2008.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2009 and December 31, 2008.  The fair value of the fixed junior subordinated deferrable interest debentures is based on established market spreads to the debentures.  At September 30, 2009 and December 31, 2008, the carrying amount of fixed junior subordinated deferrable interest debentures was $139,216,000 and $139,190,000, respectively, and the estimated fair value was $58,795,000 and $44,704,000, respectively.

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

Note 3– Loans

A summary of net loans, by loan type at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,705,704	$2,574,247
Real estate – mortgage	953,978	888,095
Real estate – construction	1,657,685	1,911,954
Consumer	154,726	169,589
Foreign	270,263	328,948

Total loans	$5,742,356	$5,872,833

Note 4 - Allowance for Probable Loan Losses

A summary of the transactions in the allowance for probable loan losses is as follows:

	September 30,	September 30,
	2009	2008
	(Dollars in Thousands)

Balance at December 31,	$73,461	$61,726

Losses charged to allowance	(29,864)	(6,345)
Recoveries credited to allowance	1,296	892
Net losses charged to allowance	(28,568)	(5,453)

Provision charged to operations	45,429	12,690

Balance at September 30,	$90,322	$68,963

The losses charged to the allowance increased by $23,519,000 for the nine months ended September 30, 2009 versus the same period of 2008.  The nationwide recession and its consequences are being felt in the Company’s markets, but not to the extent being seen in the nation as a whole.  These factors, as well as other economic issues, have elevated the Company’s provisions as well as charge-offs.

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

The following table details key information regarding the Company’s impaired loans:

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$118,407	$137,153
Balance of impaired loans where there is no related allowance for loan loss	12,314	27,786

Total impaired loans	$130,721	$164,939

Allowance allocated to impaired loans	$30,000	$20,671

The impaired loans included in the table above are primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $161,194,000 and $93,654,000 for the nine months and year ended September 30, 2009 and December 31, 2008, respectively.  The interest recognized on impaired loans was not significant.  The increase in the balance of impaired loans over historical levels can be partially attributed to certain loans that filed for bankruptcy protection and a few loan relationships that deteriorated during 2008 and 2009.  A substantial amount of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  While impaired loans have increased compared to historical levels, they have decreased for the period ended September 30, 2009, compared to the period ending December 31, 2008.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2009 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of September 30, 2009, 138,297 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the nine months ended September 30, 2009 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2008	833,597	$21.43
Plus: Options granted	247,250	10.42
Less:
Options exercised	186,395	12.66
Options expired	15,052	12.66
Options forfeited	24,088	17.26
Options outstanding at September 30, 2009	855,312	$20.35	4.93	$1,499

Options fully vested and exercisable at September 30, 2009	275,032	$22.47	2.81	$70

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2009 was approximately $185,400 and $502,000, respectively.  As of September 30, 2009, there was approximately $1,342,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.7 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2009 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Mortgage-backed securities	4,275,422	86,821	(297)	4,361,946	4,361,946
Obligations of states and political subdivisions	126,205	2,429	(162)	128,472	128,472
Equity securities	13,825	368	(29)	14,164	14,164
Total investment securities	$4,416,779	$89,618	$(488)	$4,505,909	$4,505,909

(1)                                  Included in the carrying value of mortgage-backed securities are $1,616,728 of mortgage-backed securities issued by Ginnie Mae, $2,666,663 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $78,555 issued by non-government entities

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

(1)                                  Included in the carrying value of mortgage-backed securities are $1,820,988 of mortgage-backed securities issued by Ginnie Mae, $3,087,038 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $66,291 issued by non-government entities

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$625	$625	$1,327	$1,327
Due after one year through five years	1,825	1,825	—	—
Due after five years through ten years	—	—	11,225	11,303
Due after ten years	—	—	114,980	117,169
Mortgage-backed securities	—	—	4,275,422	4,361,946
Equity securities	—	—	13,825	14,164
Total investment securities	$2,450	$2,450	$4,416,779	$4,505,909

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

Proceeds from the sale of securities available-for-sale were $35,135,000 and $571,814,000 for the three and nine months ended September 30, 2009, respectively, which included $29,946,000 and $555,674,000 of mortgage-backed securities. Gross gains of $179,000 and $11,894,000 and gross losses of $(5,000) and $(14,000) were realized on the sales for the quarter and nine months ended September 30, 2009, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Mortgage-backed securities	$82,539	$(214)	$63,621	$(83)	$146,160	$(297)
Obligations of states and political subdivisions	17,851	(158)	271	(4)	18,122	(162)
Other equity securities	47	(29)	—	—	47	(29)
	$100,437	$(401)	$63,892	$(87)	$164,329	$(488)

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

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term, variable-rate borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2009, other borrowed funds totaled $1,128,575,000, a decrease of 55.3% from $2,522,986,000 at December 31, 2008.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed twelve statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  As part of the Local Financial Corporation (“LFIN”) acquisition, the Company acquired three additional statutory business trusts previously formed by LFIN for the purpose of issuing trust preferred securities.  The twelve statutory business trusts formed by the Company and the three business trusts acquired in the LFIN transaction (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company or LFIN, as appropriate.  As of September 30, 2009, the Debentures issued by four of the trusts formed by the Company and the Debentures issued by all three of the trusts formed by LFIN have been redeemed by the Company.  As of September 30, 2009, the principal amount of debentures outstanding totaled $201,074,000.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For September 30, 2009, the total $201,074,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2009:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust I	$10,348	Fixed	10.18%	Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	3.89%	LIBOR + 3.45	November 2032	February 2010
Trust VII	$10,310	Quarterly	3.73%	LIBOR + 3.25	April 2033	January 2010
Trust VIII	$25,774	Quarterly	3.56%	LIBOR + 3.05	October 2033	January 2010
Trust IX	$41,238	Fixed	7.10%	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66%	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82%	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85%	Fixed	September 2037	September 2012
	$201,074

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The number of shares issuable upon exercise of the Warrant is also subject to reduction in certain limited events that involve the Company conducting Qualified Equity Offerings on or prior to December 31, 2009.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of September 30, 2009, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16, May 15, and August 2009, in the amounts of $1,560,000, $2,700,000, and $2,700,000, respectively, and will pay a dividend on the Senior Preferred Stock on November 15, 2009, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $550,000 and $1,625,000 for the three and nine months ended September 30, 2009.

The Company paid cash dividends to the common shareholders of $.17 per share on May 11, 2009 to all holders of record on April 27, 2009.  The Company will pay cash dividends to the common shareholders of $.17 per share on November 2, 2009 to all holders of record on October 19, 2009.  Cash dividends to common shareholders were paid on April 18, and October 15, 2008 to all holders of record on March 31, 2008 and September 30, 2008, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Under the new stock repurchase program, the Company is authorized to repurchase up to $40,000,000 of its common stock within twelve months from the adoption of the repurchase program on April 9, 2009.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 28, 2009, a total of 6,754,098 shares had been repurchased under all programs at a cost of $219,811,000.

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

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.22% and 9.97%, risk-weighted Tier 1 capital ratio of 17.19% and 15.30% and risk-weighted total capital ratio of 18.44% and 16.35% at September 30, 2009 and December 31, 2008, respectively.  The identified intangibles and goodwill of $305,966,000 as of September 30, 2009, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2009, the total of $201,074,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

•                  The costs and effects of regulatory developments, including the resolution of regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

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

Recent Developments

On July 1, 2009, the Financial Accounting Standards Board officially launched the “FASB Accounting Standards Codification,” (“Codification”), which is now the single official source of authoritative, non-governmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification supersedes all prior accounting literature.  With the launch of the Codification, U.S. GAAP now consists of two levels — authoritative (Codification) and non-authoritative (anything not in the Codification).  The Codification is effective for interim and annual periods ending after September 15, 2009, and is organized into approximately 90 accounting topics.  The FASB will no longer be issuing accounting standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts.  The FASB will instead amend the Codification by issuing “Accounting Standards Updates.”  The adoption of the Codification did not have a significant impact to the Company’s consolidated financial statements.

Overview

The Company, which is headquartered in Laredo, Texas, with 280 facilities and more than 440 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  The Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s aggressive branch expansion which has added a total of 34 branches during 2008 and 2009.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2009	December 31, 2008	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,685,584	$12,439,341	(6.1)%
Net loans	5,652,034	5,799,372	(2.5)
Deposits	6,912,232	6,858,784.8
Other borrowed funds	1,128,575	2,522,986	(55.3)
Junior subordinated deferrable interest debentures	201,074	201,048	—
Shareholders’ equity	1,378,348	1,257,297	9.6

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(Dollars in Thousands)			(Dollars in Thousands)
	2009	2008		2009	2008
Interest income	$126,704	$138,194	(8.3)%	$401,098	$423,785	(5.4)%
Interest expense	32,257	54,076	(40.3)	108,978	181,897	(40.1)
Net interest income	94,447	84,118	12.3	292,120	241,888	20.8
Provision for probable loan losses	10,346	7,037	47.0	45,429	12,690	258.0
Non-interest income	50,875	50,823.1		149,079	148,134.6
Non-interest expense	78,746	76,274	3.2	234,153	223,970	4.5
Net income	33,723	33,880	(.5)	95,909	100,409	(4.5)

Per common share (adjusted for stock dividends):
Basic	$.49	$.49	—%	$1.40	$1.46	(4.1)%
Diluted	.49	.49	—	1.40	1.46	(4.1)

Net Income

Net income for the third quarter of 2009 decreased by .5% compared to the same period in 2008 and decreased by 4.5% for the nine months ended September 30, 2009 as compared to the same period in 2008 despite the $21.3 million, after tax, increase in the provision for probable loan losses charged to expense during the first nine months of 2009.  Additionally, an industry-wide FDIC special assessment negatively impacted the Company’s earnings by $3.3 million, after tax in the second quarter.  Net income for the first nine months of 2009 was positively affected by the increasing net interest margin of the Company.  The increase in the provision was prompted by the analysis of management regarding the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio and the related allowance for probable loan losses.  While the Texas and Oklahoma economies are doing better than other parts of the country, Texas and Oklahoma are not immune to the problems associated with the U.S. economy.  The increase in the provision for probable loan losses is not necessarily an indicator that more credits will worsen to the point that the Company will have to continue to record provisions for probable loan losses at the same level in future periods.

Net Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2009	2008		2009	2008
Interest income:
Loans, including fees	$84,263	$91,020	(7.4)%	$252,105	$281,569	(10.5)%
Federal funds sold	—	226	(100.0)	—	907	(100.0)
Investment securities:
Taxable	40,937	45,996	(11.0)	145,074	138,246	4.9
Tax-exempt	1,375	846	62.5	3,454	2,680	28.9
Other interest income	129	106	21.7	465	383	21.4

Total interest income	126,704	138,194	(8.3)	401,098	423,785	(5.4)

Interest expense:
Savings deposits	2,563	6,807	(62.3)	8,182	22,609	(63.8)
Time deposits	14,757	24,093	(38.7)	48,650	85,360	(43.0)
Securities sold under repurchase agreements	11,110	12,486	(11.0)	33,622	38,612	(12.9)
Other borrowings	732	7,133	(89.7)	9,041	24,546	(63.2)
Junior subordinated interest deferrable debentures	3,095	3,461	(10.6)	9,483	10,586	(10.4)
Other interest expense	—	96	(100.0)	—	184	(100.0)

Total interest expense	32,257	54,076	(40.3)	108,978	181,897	(40.1)

Net interest income	$94,447	$84,118	12.3%	$292,120	$241,888	20.8%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue and increased substantially because of the reduction in the Federal Reserve prime interest rate.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2007 at 7.25%.  During 2008, the prime interest rate decreased 400 basis points to end the year at 3.25% where it has remained as of September 30, 2009.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income increased 20.8% for the first nine months of 2009 as compared to the same period in 2008 because of the lower cost of funding incurred by the Company.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 29 for the September 30, 2009 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2009	2008		2009	2008

Service charges on deposit accounts	$25,425	$25,354.3%		$73,753	$74,596	(1.1)%
Other service charges, commissions and fees
Banking	10,513	10,437.7		31,781	30,599	3.9
Non-banking	5,485	2,267	141.9	9,203	5,412	70.0
Investment securities transactions, net	174	—	100.0	11,880	6,410	85.3
Other investments, net	3,374	5,785	(41.7)	10,609	13,895	(23.6)
Other income	5,904	6,980	(15.4)	11,853	17,222	(31.2)

Total non-interest income	$50,875	$50,823.1%		$149,079	$148,134.6%

The increase in investment securities transactions for the nine months ended September 30, 2009 can be attributed to the sale of investment securities.  Non-banking service charges, commissions and fees for the three and nine-months ended September 30, 2009 was positively impacted by the results of a wholly owned insurance subsidiary of the Company’s lead bank.  Other income for the nine months ended September 30, 2008 was positively impacted by the sale of a portion of the Company’s majority interest of its investment services unit, totaling $2.0 million, before tax.  In connection with the sale, the Company recorded a charge, included in other expense of $841,000, before tax, to dispose of goodwill acquired as part of its initial investment in the unit.

Non-Interest Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	(in Thousands)			(in Thousands)
	2009	2008		2009	2008

Employee compensation and benefits	$35,316	$32,854	7.5%	$99,796	$95,314	4.7%
Occupancy	8,723	9,955	(12.4)	25,899	27,053	(4.3)
Depreciation of bank premises and equipment	8,965	9,481	(5.4)	26,979	27,119	(.5)
Professional fees	4,958	2,557	93.9	16,735	8,442	98.2
Stationery and supplies	1,109	1,540	(28.0)	2,925	4,134	(29.2)
Amortization of identified intangible assets	1,320	1,299	1.6	3,950	3,897	1.4
Advertising	2,647	3,667	(27.8)	7,887	10,329	(23.6)
Other	15,708	15,238	3.1	49,982	47,682	4.8

Total non-interest expense	$78,746	$76,591	2.8%	$234,153	$223,970	4.5%

Non-interest expense was affected by the aggressive de novo branching activity that has added 16 new branches in 2009 and 18 branches in 2008.  As a result of the branch expansion, employee compensation increased due to staffing of these branches. Professional fee expense for the nine months ended September 30, 2009 was negatively impacted by the FDIC special assessment.  In May 2009, the FDIC issued a final rule which levied a special assessment on all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009 that was collected on September 30, 2009.  The special assessment is part of the FDIC’s efforts to re-build the Deposit Insurance Fund (“DIF”).  The Company accrued $5.1 million related to the special assessment.  The FDIC has proposed that financial institutions prepay their quarterly assessments for the next three years in an effort to shore up the DIF.  The proposal would require banks to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011 and 2012 on December 30, 2009.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 23.0% to $90,322,000 at September 30, 2009 from $73,461,000 at December 31, 2008.  The provision for probable loan losses charged to expense increased 258.0% to $45,429,000 for the nine months ended September 30, 2009 from $12,690,000 for the same period in 2008.  The allowance for probable loan losses was 1.6% of total loans at September 30, 2009 and 1.3% at December 31, 2008, respectively.  The increase in the provision was prompted by the analysis of management regarding the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio and the related allowance for probable loan losses.  The increase is not necessarily an indicator that more credits will worsen to the point that the Company will have to continue to record provisions for probable loan losses at the same level in future periods.

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

Loans

Loans decreased 2.2% to $5,742,356,000 at September 30, 2009, from $5,872,833,000 at December 31, 2008.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by an insignificant amount to $6,912,232,000 at September 30, 2009, from $6,858,784,000 at December 31, 2008.  The slight increase in deposits is the result of the increased demand for deposits and the aggregate pricing that is occurring in the market for deposits.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of demand for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On September 30, 2009, the Company had $11,685,584,000 of consolidated assets, of which approximately $270,263,000, or 2.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $328,948,000, or 2.6%, at December 31, 2008.  Of the $270,263,000, 79.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 20.2% is secured by foreign real estate; and 0.6% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2009, shareholders’ equity was $1,378,348,000 compared to $1,257,297,000 at December 31, 2008, an increase of $121,051,000, or 9.6%.  The increase is primarily due to the retention of earnings and an increase in comprehensive income, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 11.22% and 9.97%, risk-weighted Tier 1 capital ratio of 17.19% and 15.30% and risk-weighted total capital ratio of 18.44% and 16.35% at September 30, 2009 and December 31, 2008, respectively.  The identified intangibles and goodwill of $305,966,000 as of September 30, 2009, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2009 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2009	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Time deposits with banks	$—	$—	$—	$—	$—
Investment securities	667,777	1,622,401	2,218,181	—	4,508,359
Loans, net of non-accruals	4,334,934	229,184	365,391	701,717	5,631,226

Total earning assets	$5,002,711	$1,851,585	$2,583,572	$701,717	$10,139,585

Cumulative earning assets	$5,002,711	$6,854,296	$9,437,868	$10,139,585

Rate sensitive liabilities

Time deposits	$1,459,128	$1,555,629	$318,639	$289	$3,333,685
Other interest bearing deposits	2,130,067	—	—	—	2,130,067
Securities sold under repurchase agreements	430,790	68,106	1,334	1,000,000	1,500,230
Other borrowed funds	1,128,575	—	—	—	1,128,575
Junior subordinated deferrable interest debentures	61,858	—	128,868	10,348	201,074

Total interest bearing liabilities	$5,210,418	$1,623,735	$448,841	$1,010,637	$8,293,631

Cumulative sensitive liabilities	$5,210,418	$6,834,153	$7,282,994	$8,293,631

Repricing gap	$(207,707)	$227,850	$2,134,731	$(308,920)	$1,845,954
Cumulative repricing gap	(207,707)	20,143	2,154,874	1,845,954
Ratio of interest-sensitive assets to liabilities	.96	1.14	5.76	.69	1.22
Ratio of cumulative, interest-sensitive assets to liabilities	.96	1.00	1.30	1.22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2009, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of the Company’s 2008 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event with the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Under the new stock repurchase program, the Company is authorized to repurchase up to $40,000,000 of its common stock within twelve months from the adoption of the repurchase program on April 9, 2009.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the third quarter, the Company’s Board of Directors adopted a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 28, 2009, a total of 6,754,098 shares had been repurchased under all programs at a cost of $219,811,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 trading plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 — July 31, 2009	—	—	—	$35,586,000
August 1 — August 31, 2009	87,200	15.58	87,200	34,227,000
September 1 — September 30, 2009	58,605	15.03	39,161	33,946,000
	145,805	$15.36	126,361

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 2, 2009	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 2, 2009	/s/ Imelda Navarro
Imelda Navarro
Treasurer