Form 10-K
period 2009-12-31
INTERNATIONAL BANCSHARES CORP
filed 2010-03-01
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-9439

INTERNATIONAL BANCSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas	74-2157138
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1200 San Bernardo Avenue Laredo, Texas 78042 - 1359	(956) 722-7611
(Address of principal executive office and Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
None	None

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $703,182,000 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

          As of February 24, 2010, there were 68,103,940 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2009 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2010 Annual Meeting of Shareholders (in Part III).

Special Cautionary Notice Regarding Forward Looking Information

        Certain matters discussed in this report, excluding historical information, include forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by these sections. Although the International Bancshares Corporation (the "Company") believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words "estimate," "expect," "intend," "believe" and "project," as well as other words or expressions of a similar meaning are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

        Risk factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:

  •
  Local, regional, national and international economic business conditions and the impact they may have on the Company, the Company's customers, and such customers' ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral.

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

  •
  Changes in the Company's ability to pay dividends on its Preferred Stock or Common Stock.

  •
  The effects of the proceedings pending with the Internal Revenue Service regarding the Company's lease financing transactions.

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

  •
  The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions.

  •
  The Company's success at managing the risks involved in the foregoing items.

        Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Recent Developments

        On December 23, 2008, as part of the Capital Purchase Program (the "CPP") established by the United States Department of the Treasury (the "Treasury") under the Emergency Economic Stabilization Act (the "EESA"), the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement—Standard Terms (collectively, the "Securities Purchase Agreement"), with the Treasury. The closing of the transactions contemplated in the Securities Purchase Agreement occurred on December 23, 2008.

        Under the Securities Purchase Agreement, the Company agreed to sell 216,000 shares of the Company's fixed-rate cumulative perpetual preferred stock, Series A, par value $.01 per share (the "Senior Preferred Stock"), having a liquidation preference of $1,000 per share, for a total price of $216,000,000. The Senior Preferred Stock will pay dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The Senior Preferred Stock has no maturity date and ranks senior to the Company's common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Senior Preferred Stock generally is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock. To date, the Company has not redeemed any of the Senior Preferred Stock.

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through 280 main banking and branch facilities located in 104 communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2009 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

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

        On December 4, 2008, the Company completed its acquisition of certain rights to InsCorp, Inc. insurance contracts for $1,074,000. InsCorp, Inc. is a multiline independently owned insurance agency, which insures oil operators, merchants and industrial businesses.

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

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee and the Company's Excessive or Luxury Expenditure Policy. The Company's website will also include the Proxy Statement relating to the Company's 2010 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of over 435 automated teller machines, and through their 280 branches situated in retail locations and shopping malls. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "BIZ RITE CHECKING," "GOT YOU COVERED," "OVERDRAFT COURTESY GOT YOU COVERED," "FREE BEE," "IT'S A BRIGHTER CHRISTMAS," a design mark depicting a bee character and "IT'S A BRIGHTER CHRISTMAS" as well as a design mark depicting the United States and Mexico, a design mark depicting "IBC" with the United States and Mexico. In addition, the Company owns Texas service mark registrations for "RITE CHECK," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," a composite mark depicting "CHECK'N SAVE" with a design, a composite mark depicting "WALL STREET INTERNATIONAL," with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." The Company also owns a pending application for federal registration of another proprietary service mark and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2009, the Company and its subsidiaries employed approximately 2,918 persons full-time and 744 persons part-time.

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

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 31%, 30% and 30% of the bank subsidiaries' total deposits for the three years ended December 31, 2009, 2008 and 2007, respectively.

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

        RECENT LEGISLATION. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). Pursuant to TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created a capital purchase program ("CPP"), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA"). ARRA was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP Capital Purchase Program. The restrictions in the new law, which will be further described in rules to be adopted by the Commission and standards to be established by the Treasury Department, include the following:

  •
  Limits on compensation incentives for risk taking by senior executive officers.

  •
  Requirement of recovery of any compensation paid based on inaccurate financial information.

  •
  Prohibition on "Golden Parachute Payments."

  •
  Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

  •
  Publicly registered CPP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

  •
  Prohibition on bonus, retention award, or incentive compensation, except for limited payments of long term restricted stock units payable in stock or cash.

  •
  Limitation on luxury expenditures.

  •
  CPP recipients are required to permit a separate non-binding shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC's compensation disclosure rules.

  •
  The chief executive officer and chief financial officer of each CPP recipient will be required to provide a written certification of compliance with these standards to the SEC.

        Pursuant to the ARRA, subject to consultation with the appropriate Federal banking agency, the Treasury Secretary shall permit a CPP participant to repay the CPP funds that they received without regard to whether the financial institution has replaced such funds from any other source, and when such CPP funds are repaid, the Treasury Secretary will liquidate warrants associated with the CPP funds at the current market price, however, in certain instances the determination of the market price of the warrants has taken considerable time.

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

        FINANCIAL MODERNIZATION. The Gramm-Leach-Bliley Act of 1999 ("GLBA") eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of banks.

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local Financial Corporation ("LFIN") acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2009, the Company has made 25 merchant banking investments.

        The FRB and the Secretary of the Treasury have regulations governing the scope of permissible merchant banking investments. The investments that may be made under this authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies, and are referred to as "merchant banking investments" in "portfolio companies." Before making a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Exchange Act or a qualified insurance affiliate. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. The regulations place restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years.

        The FRB, the Office of the Comptroller of the Currency (the "OCC"), and the FDIC have rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The rule applies a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases.

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

        SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.

        NASDAQ LISTING STANDARDS. The Company is traded on the NASDAQ Stock Market. The Company must comply with the listing standards of the NASDAQ Stock Market. In addition to other matters, the listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters.

        INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As allowed by the Interstate Banking Act, the Company acquired LFIN, including its Oklahoma financial institution, during 2004.

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

        DEPOSIT INSURANCE. All of the bank subsidiaries of the Company are examined by the FDIC, which currently insures the deposits of each member bank up to applicable limits. Deposits of each of the bank subsidiaries are insured by the FDIC through the Deposit Insurance Fund ("DIF") to the extent provided by law. The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory rating. During 2007, the bank subsidiaries of the Company were required to pay deposit insurance premiums. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank subsidiaries of the Company received a one-time assessment credit that can be applied against future premiums, subject to certain limitations. During 2009, the remaining credit was used to offset a portion of the deposit insurance premiums owed by the bank subsidiaries of the Company. During 2009, the bank subsidiaries of the Company paid Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as a collection agent. The FICO is a mixed-ownership government corporation whose sole purpose was to serve as a financing vehicle for the defunct Federal Savings & Loan Insurance Corporation.

        In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions, such as the Subsidiary Banks in Risk Category 1 ("Risk Category 1 institutions"), ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates rate from 7 to 24 basis points.

        In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets, less Tier 1 capital, as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC's efforts to rebuild the DIF. Deposit insurance expenses for the Subsidiary Banks during 2009 included $5.1 million accrued in the second quarter related to the special assessment.

        In November 2009, the FDIC issued a rule that required all deposit institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $34.2 million in pre-paid risk-based assessments.

        Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule or order of condition imposed by the FDIC.

        On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program"). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts. Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010 (extended from December 31, 2009, subject to opt-out provision by subsequent amendment). Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to participate in the broader FDIC insurance program, but opted out of the debt guarantee program. During the six month extension period in 2010, the fee assessment increases to 15 basis points per quarter on amounts in covered accounts exceeding $250,000. On February 2, 2009, the FDIC adopted a final rule clarifying the processing of deposit accounts in the event of an insured depository institution failure, which rule made it clear the Repo sweep account customers are protected because they will receive ownership of the underlying assets in the event of a bank failure.

        CAPITAL ADEQUACY. The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1 Capital elements. At December 31, 2009, the Company's ratio of total capital-to-risk-weighted assets was 18.99%. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Core Capital or Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill of $304,890,000 booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2009 was 10.95%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions. Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit. On March 16, 2009, the Federal Reserve Board extended for two years the transition period. The Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital after the transition period ending on March 31, 2011.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2009. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2009, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

        The risk-based standards that apply to bank holding companies and banks incorporate market and interest rate risk components. Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities. Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks. The Company does not have any Tier 3 capital and did not need Tier 3 capital to offset market risks. In January 2010, the federal bank regulators issued a final risk-based capital rule related to new accounting standards that make substantive changes in how banking organizations account for more items, including securitized assets that previously had been taken off banks' balance sheets.

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

        In July 2008, the banking agencies issued a proposed rule that would give banking organizations that are not required to comply with Basel II the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies' earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the "Basel I-A" approach).

        On September 3, 2009, the United States Treasury Department issued a policy statement (the "Treasury Policy Statement") entitled "Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms." The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

        On December 17, 2009, the BIS issued a set of proposals (the "Capital Proposals") that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the primary component of Tier 1 capital by adding a minimum common stock equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the BIS will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

        Concurrently with the release of the Capital Proposals, the BIS also released a set of proposals related to liquidity risk exposure (the "Liquidity Proposals," and, together with the Capital Proposals, the "2009 Basel Committee Proposals"). The Liquidity Proposals have three key elements, including the implementation of (i) a "liquidity coverage ratio" designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank's liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a "net stable funding ratio" designed to promote more medium and long-term funding of the assets and activities for banks over a one-year time horizon, and (iii) a set of monitoring tools that the BIS indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

        Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectations that the BIS will release a comprehensive set of proposals by December 31, 2010, and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the

U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the BIS may promulgate in the future.

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

        CRA. Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. Each bank subsidiary received a "satisfactory" CRA rating in its most recently completed examination. The Company's bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The board periodically conducts fair lending evaluations of banks and IBC is currently undergoing such an evaluation, as well as a CRA examination.

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

        LENDING RESTRICTIONS. The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company. In February 2005, the banking agencies issued best practices guidelines on overdraft protection programs which state that overdraft protection programs are an extension of credit, but are not subject to Truth-in-Lending disclosure requirements. On November 12, 2009, the FRB issued final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and on-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions.

        DIVIDENDS. The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company's participation in the CPP, the Company is restricted in the payment of dividends and may not without the Treasury Department's consent, declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceases to exist only on the earlier to occur of December 23, 2011 or the date on which the Company has redeemed all of the Preferred Stock issued as part of the CPP program or the date on which the Treasury has transferred all of the Preferred Stock to third parties not affiliated with the Treasury. At December 31, 2009, there was an aggregate of approximately $390,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $390,000,000 and continue to be classified as "well capitalized". Note 21 of Notes to Consolidated Financial Statements of the Company in the 2009 Annual Report is incorporated herein by reference.

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

        REGULATORY REFORM. In June 2009, the U.S. President's administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration's proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital, (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter, (iii) to increase the current eligibility requirements for financial holding companies such as the Company so that the financial holding company must be "well-capitalized" and "well managed" on a consolidated basis, (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services, (v) to further limit the ability of banks to engage in transactions with affiliates, and (vi) to subject all "over-the-counter" derivative markets to comprehensive regulation.

        The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions, including rules and regulations related to the administration's proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009, and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

        INCENTIVE COMPENSATION. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that incentive compensation policies of banking organizations don't undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangement should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.

        The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company. These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

        In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

        The scope and content of the U.S. banking regulators' policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company's ability to hire, retain and motivate its key employees.

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

Item 1A.    Risk Factors

Risk Factors

        An investment in the Company's common stock is subject to risks inherent to the Company's business. Described below are the material risks and uncertainties that management believes may affect the Company. You should carefully consider the risks and uncertainties the Company describes below and the other information in this Annual Report or incorporated by reference before deciding to invest in, or retain, shares of the Company's common stock. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm the Company's business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company's business, financial condition, operating results or liquidity could be materially harmed. This report is qualified in its entirety by these risk factors.

Risks Related to the Company's Business

Losses from loan defaults may exceed the allowance the Company establishes for that purpose, which could have an adverse effect on the Company's business.

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2009.

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

The Company Is Subject To Environmental Liability Risk Associate With Lending Activities.

        A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

The Company's subsidiary banks face strong competition in their market areas, which may limit their asset growth and profitability.

        The Company's primary market areas are South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma. The banking business in these areas is extremely competitive, and the level of competition facing the Company may increase further, which may limit the growth and profitability of the Company. Each of the Company's subsidiary banks experience competition in both lending and attracting funds from other banks, savings institutions, credit unions and non-bank financial institutions located within its market area, many of which are significantly larger institutions. Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies, and mutual funds. For loans, the Company encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, and securities firms. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company offers. Also, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of revenue streams and the reduction of lower cost deposits as a source of funds could have a material adverse affect on the Company's financial condition and results of operations.

The Company relies, in part, on external financing to fund the Company's operations and the unavailability of such funds in the future could adversely impact the Company's growth strategy and prospects.

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2009. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time.

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

        Changes in the interest rate environment may reduce the Company's profits. The Company expects that the bank subsidiaries will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Earnings could be adversely affected if the net interest spreads are reduced.

The Company is subject to extensive regulation which could adversely affect the Company including changes in U.S.—Mexico trade and travel along the Texas border.

        The Company's operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company's operations. Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, which could make compliance more difficult or expensive, or otherwise adversely affect the Company's business, financial condition or prospects. The U.S. President's administration has proposed major changes to the banking and financial institutions regulatory structures in the near future and legislation to implement these changes is pending in the U.S. House of Representatives and the U.S. Senate. These proposed reforms and other changes to statutes, regulations or regulatory policies, including changes in the interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, any reductions in border crossings and commerce resulting from the Homeland Security Programs called "US-VISIT," which is derived from Section 110 of the Illegal Immigration Reform and Immigration Responsibility Act of 1996 could affect the Company negatively, and any possible negative consequences from an adverse immigration law could also have a negative effect on the Company's operations.

The effects of the proceedings pending with the Internal Revenue Service regarding the Company's lease financing transactions could adversely affect the Company.

        The Company was involved in lawsuits with the IRS relating to two lease-financing transactions that the Company entered into through two subsidiary partnerships. In 2006, the trial court rendered a judgment against the Company on one of the lawsuits, which judgment was affirmed by the appellate court in the third quarter of 2007 and became non-appealable in the third quarter of 2007. Subsequently, the Company settled the second case, and conceded the entire amount in dispute. The Company has expensed approximately $25,700,000 in connection with the lawsuits, which amount is the total of tax adjustments due and the interest due on such adjustments for both lawsuits. Management continues to evaluate the correspondence with the IRS on the Final Partnership Administrative Adjustments and make any appropriate revisions to the expensed amount as deemed necessary. The inability of the Company to satisfactorily resolve the tax adjustments with the IRS could negatively impact the results of operations of the Company.

The Company's potential future acquisitions could be adversely affected by a number of factors.

        Acquisitions of other financial institutions have been a key element of the Company's growth. There are a number of factors that may impact the ability of the Company to continue to grow through acquisition transactions, including strong competition from other financial institutions who are active or potential acquirers of financial institutions in the existing or future markets of the Company.

Acquisitions of other financial institutions must be approved by bank regulators and such approvals are dependent on many factors, including the results of regulatory examinations. The inability to receive regulatory approvals for proposed acquisitions could adversely affect the future growth and prospects of the Company.

The Company relies heavily on its chief executive officer.

        The Company has experienced substantial growth in assets and deposits during the past, particularly since Dennis E. Nixon became our President in 1979. Although Mr. Nixon is the chief executive officer and one of the Company's substantial shareholders, the Company does not have an employment agreement with Mr. Nixon and the loss of his services could have a material adverse effect on the Company's business and prospects.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

        The computer systems and network infrastructure our Company uses could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilitized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us. While the Company conducts its own data processing, it is reliant on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company's operations are exposed to risks that these vendors will not perform in accordance with contracted arrangements and in a manner that adequately protects the operations of the Company.

The Company may desire or need to raise additional capital in the future, and such capital may not be available when needed or at all.

        The Company may desire or need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and the Company's financial performance. The Company cannot assure that such capital will be available on acceptable terms or at all. If the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investor. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company's businesses, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company's business.

        Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company's business.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company's regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of September 30, 2009. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired.

Risks Related to the Company's Industry

Changes in economic and political conditions could adversely affect the Company's earnings, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

        The Company's success depends, to a certain extent, upon economic and political conditions, local, national and international with respect to Mexico, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, changes in capital markets, money supply, political issues, legislative and regulatory changes and other factors beyond the Company's control may adversely affect the Company's asset quality, deposit levels and loan demand and, therefore, the Company's earnings. The Company is particularly affected by conditions in its primary market areas of South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma. If the weakened economic conditions in the Company's primary market areas worsen or fail to improve, the Company could experience an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company's products and services, any of which could have a material adverse impact on the Company's financial condition and results of operations.

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

        Several factors could cause the Company's stock price to fluctuate substantially in the future. These factors include among other things:

  •
  Actual or anticipated variations in earnings;

  •
  Recommendations by securities analysts;

  •
  The Company's announcements of developments related to its businesses;

  •
  Operating and stock performance of other companies deemed to be peers;

  •
  New technology used or services offered by traditional and non-traditional competitors;

  •
  Continued low trading volume in the Company's stock;

  •
  The volatile impact of short selling activity in the Company's stock;

  •
  News reports of trends, concerns and other issues related to the financial services industry; and

  •
  Changes in the Company's ability to pay dividends;

  •
  Changes in government regulations.

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

        As of December 31, 2009, we had $201 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

Risks Related to Participation in the CPP

We may be adversely affected by our participation in the CPP.

        In connection with our sale of Senior Preferred Stock to the Treasury Department under the Capital Purchase Program, the Company also issued to the Treasury Department a warrant to purchase 1,326,238 shares of our common stock. The terms of the transaction with the Treasury will result in limitations on our ability to pay dividends and repurchase our shares. Until December 23, 2011 or until Treasury no longer holds any shares of the Series A Preferred Stock, the Company will not be able to increase cash dividends above current levels ($.33 per share of common stock on a semi-annual basis). In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Senior Preferred Stock. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

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

        The terms of the Securities Purchase Agreement in which we entered into with Treasury pursuant to the CPP provides that the Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in applicable law affecting the Purchase Agreement will not occur in the future. Such changes may place restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

        The programs established or to be established under the EESA and Capital Purchase Program may have adverse effects upon the Company. The Company may face increased regulation of the financial services industry. Compliance with such regulation may increase the Company's costs and limit its ability to pursue business opportunities. The affects of additional CPP related legislation and regulatory programs on the Company cannot reliably be determined at this time.

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

We may experience increases in the cost of compensation programs

        In addition, pursuant to the Securities Purchase Agreement we adopted Treasury's standards for executive compensation for the period during which the Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock that may be issued pursuant to the warrant. These standards include an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each applicable senior executive. This change to the deductibility limit on executive compensation increased the costs of our compensation programs for the year ended December 31, 2009 and will likely increase the overall cost of our compensation programs in future periods during with the Company is a TARP participant.

We may lose members of our management team due to compensation restrictions.

        The Company's ability to retain key officers and employees may be negatively impacted by recent legislation and regulation affecting the financial services industry. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law and the related rules of the Treasury Department were adopted on June 15, 2009. The ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the Emergency Economic Stabilization Act of 2008. Such restrictions apply to any entity that has received or will receive funds under the TARP Capital Purchase Program, and shall generally continue to apply for as long as any of the preferred stock issued under the Capital Purchase Program remains outstanding and held by the Treasury Department. As a result of our participation in the TARP Capital Purchase Program, the restrictions and standards set forth in the ARRA shall be applicable to the Company, subject to regulations promulgated by the U.S. Treasury. Such restrictions and standards may further impact management's ability to retain key officers and employees as well as the Company's ability to compete with financial institutions that are not subject to the same limitations as the Company under the ARRA.

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have 280 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 18 of the Notes to consolidated financial statements located on page 67 of the 2009 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Submission of Matters to Vote of Security Holders

        N/A

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2010 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	67	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	57	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	52	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Preferred Stock, Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 25 through 28 of Registrant's 2009 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2009 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 28 of Registrant's 2009 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 18 through 24 of Registrant's 2009 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 30 through 82 of Registrant's 2009 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 83 and 84 of Registrant's 2009 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Corporation") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

        As of December 31, 2009, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

        McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the 2009 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Their report, which expresses an unqualified opinion, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited International Bancshares Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of International Bancshares Corporation and subsidiaries as of and for the years ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ McGladrey & Pullen, LLP

Dallas, TX
March 1, 2010

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2010 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the portion of the Company's definitive proxy statement entitled "Audit Committee" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion of the Company's definitive proxy statement entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion of the Company's definitive proxy statement entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and (v) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2010 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," which includes, without limitation, the compensation committee certification required under the CPP, and (ii) that portion entitled "Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2010 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2010 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2010 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2009 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Reports of Independent Registered Public Accounting Firm

    Consolidated:
    Statements of Condition as of December 31, 2009 and 2008
    Statements of Income for the years ended December 31, 2009, 2008 and 2007
    Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
    Statements of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007
    Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
    Notes to Consolidated Financial Statements

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

    (3)(d)*-Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 20, 2005, SEC File No. 09439.

    (3)(e)* Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

    (3)(f)* Certificate of Designations for 216,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of International Bancshares Corporation, filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

    (3)(g)* Amended and Restated By-Laws of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 18, 2009, Commission File No. 09439.

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

    (10a)*+-Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

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

    (10e)*-International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.

    (10f)*-International Bancshares Corporation Long-Term Restricted Stock Unit Plan, filed by Registrant on Form 8-K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.

    (13)**-International Bancshares Corporation 2009 Annual Report

    (21)-List of Subsidiaries of International Bancshares Corporation as of February 24, 2010

    (23)-Consent of Independent Registered Public Accounting Firm

    (31a)-Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (31b)-Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (32a)++-Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (32b)++-Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (99a)-Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15

    (99b)-Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

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
Date: March 1, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	March 1, 2010
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
/s/ IRVING GREENBLUM Irving Greenblum	Director	March 1, 2010
/s/ R. DAVID GUERRA R. David Guerra	Director	March 1, 2010
/s/ DANIEL B. HASTINGS, JR. Daniel B. Hastings, Jr.	Director	March 1, 2010
/s/ SIOMA NEIMAN Sioma Neiman	Director	March 1, 2010
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	March 1, 2010
/s/ LEONARDO SALINAS Leonardo Salinas	Director	March 1, 2010
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	March 1, 2010

Exhibit Index

Exhibit 13 -	International Bancshares Corporation 2009 Annual Report, Exhibit 13, page 1
Exhibit 21 -	List of Subsidiaries of International Bancshares Corporation as of February 24, 2010
Exhibit 23 -	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a) -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b) -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a) -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b) -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (99a) -	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15
Exhibit (99b) -	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15