Form 10-Q
period 2010-03-31
INTERNATIONAL BANCSHARES CORP
filed 2010-05-06
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number  000-09439

INTERNATIONAL BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Texas	74-2157138
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 San Bernardo Avenue, Laredo, Texas 78042-1359

(Address of principal executive offices)

(Zip Code)

(956) 722-7611

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	68,103,977 shares outstanding at May 3, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
Assets

Cash and due from banks	$376,820	$224,638

Total cash and cash equivalents	376,820	224,638

Investment securities:
Held-to-maturity (Market value of $2,450 on March 31, 2010 and $2,450 on December 31, 2009)	2,450	2,450
Available-for-sale (Amortized cost of $3,584,389 on March 31, 2010 and $4,541,851 on December 31, 2009)	3,665,904	4,644,083

Total investment securities	3,668,354	4,646,533

Loans, net of unearned discounts	5,567,985	5,667,262
Less allowance for probable loan losses	(95,838)	(95,393)

Net loans	5,472,147	5,571,869

Bank premises and equipment, net	484,917	490,375
Accrued interest receivable	35,945	41,731
Other investments	316,917	359,404
Identified intangible assets, net	21,101	22,358
Goodwill, net	282,532	282,532
Other assets	124,933	123,103

Total assets	$10,783,666	$11,762,543

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$1,588,972	$1,516,799
Savings and interest bearing demand	2,334,051	2,262,552
Time	3,527,933	3,398,656

Total deposits	7,450,956	7,178,007

Securities sold under repurchase agreements	1,478,768	1,441,817
Other borrowed funds	99,575	1,347,625
Junior subordinated deferrable interest debentures	201,091	201,082
Other liabilities	141,242	186,542

Total liabilities	9,371,632	10,355,073

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on March 31, 2010, net of discount of $9,690 and issued 216,000 shares on December 31, 2009, net of discount of $10,258	206,310	205,742
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,711,111 shares on March 31, 2010 and 95,711,111 shares on December 31, 2009	95,711	95,711
Surplus	161,410	161,258
Retained earnings	1,139,491	1,122,290
Accumulated other comprehensive income	52,521	65,878
	1,655,443	1,650,879

Less cost of shares in treasury, 27,607,171 shares on March 31, 2010 and 27,607,171 shares on December 31, 2009	(243,409)	(243,409)

Total shareholders’ equity	1,412,034	1,407,470

Total liabilities and shareholders’ equity	$10,783,666	$11,762,543

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Interest income:
Loans, including fees	$80,614	$83,626
Investment securities:
Taxable	37,333	55,432
Tax-exempt	1,634	970
Other interest income	241	188

Total interest income	119,822	140,216

Interest expense:
Savings deposits	2,481	2,949
Time deposits	13,053	17,851
Securities sold under repurchase agreements	11,052	11,361
Other borrowings	311	6,685
Junior subordinated interest deferrable debentures	3,030	3,224

Total interest expense	29,927	42,070

Net interest income	89,895	98,146

Provision for probable loan losses	7,229	12,225

Net interest income after provision for probable loan losses	82,666	85,921

Non-interest income:
Service charges on deposit accounts	24,280	24,082
Other service charges, commissions and fees
Banking	11,620	10,397
Non-banking	1,668	1,427
Investment securities transactions, net	28,264	561
Other investments, net	3,357	3,432
Other income	2,408	2,113

Total non-interest income	71,597	42,012

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Non-interest expense:
Employee compensation and benefits	$31,664	$32,156
Occupancy	8,518	8,717
Depreciation of bank premises and equipment	9,012	9,036
Professional fees	3,982	2,606
Deposit insurance assessments	2,544	367
Stationery and supplies	993	837
Amortization of identified intangible assets	1,301	1,309
Advertising	2,614	2,613
Litigation expense	21,803	—
Impairment charges (Total other-than-temporary impairment charges, $19,095, net of $11,892 included in other comprehensive income)	7,203	—
Other	15,943	12,585

Total non-interest expense	105,577	70,226

Income before income taxes	48,686	57,707

Provision for income taxes	16,640	20,179

Net income	$32,046	$37,528

Preferred Stock Dividends	3,268	3,233

Net income available to common shareholders	$28,778	$34,295

Basic earnings per common share:

Weighted average number of shares outstanding:	68,103,940	68,602,478
Net income	$.42	$.50

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,205,891	68,617,573
Net income	$.42	$.50

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009

Net income	$32,046	$37,528

Other comprehensive income, net of tax:

Net unrealized holding gains on securities available for sale arising during period (tax effects of $179 and $15,078)	333	28,002
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(9,892) and $(196))	(18,372)	(365)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $2,521 and $0)	4,682	—

Comprehensive income	$18,689	$65,165

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:

Net income	$32,046	$37,528

Adjustments to reconcile net income to net cash used in operating activities:
Provision for probable loan losses	7,229	12,225
Accretion of time deposit discounts	(4)	(4)
Depreciation of bank premises and equipment	9,012	9,036
(Gain) loss on sale of bank premises and equipment	(337)	68
Depreciation and amortization of leased assets	—	120
Accretion of investment securities discounts	(428)	(505)
Amortization of investment securities premiums	2,441	1,562
Investment securities transactions, net	(28,264)	(561)
Impairment charges on available-for-sale investment securities	7,203	—
Amortization of junior subordinated debenture discounts	9	8
Amortization of identified intangible assets	1,301	1,309
Stock based compensation expense	152	142
Earnings from affiliates and other investments	(2,723)	(3,148)
Deferred tax (expense) benefit	(11,510)	4,403
Decrease in accrued interest receivable	5,786	4,025
Net increase in other assets	(1,874)	(16,288)
Net decrease in other liabilities	(56,417)	(78,298)

Net cash used in operating activities	(36,378)	(28,378)

Investing activities:

Proceeds from maturities of securities	200	8,236
Proceeds from sales of available for sale securities	945,670	18,675
Purchases of available for sale securities	(200,133)	(21,448)
Principal collected on mortgage-backed securities	247,833	281,768
Net decrease in loans	92,493	87,021
Purchases of other investments	(14)	(3,674)
Distributions of other investments	45,224	4,467
Purchases of bank premises and equipment	(4,656)	(17,090)
Proceeds from sale of bank premises and equipment	1,439	68

Net cash provided by investing activities	1,128,056	358,023

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009

Financing activities:

Net increase in non-interest bearing demand deposits	$72,173	$15,992
Net increase in savings and interest bearing demand deposits	71,499	4,284
Net increase (decrease) in time deposits	129,281	(21,070)
Net increase in securities sold under repurchase agreements	36,951	31,805
Net decrease in other borrowed funds	(1,248,050)	(407,886)
Purchase of treasury stock	—	(68)
Proceeds from stock transactions	—	68
Payments of dividends on preferred stock	(1,350)	(1,560)

Net cash used in financing activities	(939,496)	(378,435)

Increase (decrease) in cash and cash equivalents	152,182	(48,790)

Cash and cash equivalents at beginning of period	224,638	298,720

Cash and cash equivalents at end of period	$376,820	$249,930

Supplemental cash flow information:
Interest paid	$29,716	$45,309
Income taxes paid	4,120	6,100
Accrued dividends, preferred shares	1,350	1,140
Dividends declared, not yet paid	11,578	—
Purchases of available-for-sale securities not yet settled	17,061	60,417

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Statement Codification (“ASC”), FASB ASC 280, “Segment Reporting”, in determining its reportable segments and related disclosures.

On July 1, 2009, the Financial Accounting Standards Board officially launched the “FASB Accounting Standards Codification,” (“Codification”), which is now the single official source of authoritative, non-governmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification supersedes all prior accounting literature.  With the launch of the Codification, U.S. GAAP now consists of two levels — authoritative (Codification) and non-authoritative (anything not in the Codification).  The Codification is effective for interim and annual periods ending after September 15, 2009, and is organized into approximately 90 accounting topics.  The FASB will no longer be issuing accounting standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts.  The FASB will instead amend the Codification by issuing “Accounting Standards Updates.”  The adoption of the Codification did not have a significant impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 is currently included in the Codification under ASC Topic 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of the accounting standard did not have an impact on the Company’s consolidated financial statements.  The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2010 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
U.S. Treasury securities
Available-for-sale	$1,327	$—	$1,327	$—
Mortgage-backed securities
Available-for-sale	3,495,566	—	3,443,136	52,430
States and political subdivisions
Available-for-sale	154,424	—	154,424	—
Other
Available-for-sale	14,587	14,587	—	—

Measured on a non-recurring basis:
Assets:
Impaired Loans	73,060	—	—	73,060

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2009 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
U.S. Treasury securities
Available-for-sale	$1,327	$—	$1,327	$—
Residential mortgage-backed securities
Available-for-sale	4,491,764	—	4,432,195	59,569
States and political subdivisions
Available-for-sale	136,866	—	136,866	—
Other
Available-for-sale	14,126	626	13,500	—

Measured on a non-recurring basis:
Assets:
Impaired Loans	76,225	—	—	76,225

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in in-active markets and markets that have experienced significant decreases in volume and level of activity, as exhibited by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company used a discounted cash flow model to determine fair value.  Inputs in the model included both historical performance and expected future performance based on information currently available.  Assumptions used in the discounted cash flow model included estimates on future principal prepayment rates, default and loss severity rates.  The Company estimates that future principal prepayment rates will range from 4-5% and used a 13% discount rate.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2009	$59,569
Principal paydowns, net of discount amortization	(3,111)
Total unrealized gains (losses) included in:
Other comprehensive income	3,175
Net income	(7,203)

Balance at March 31, 2010	$52,430

As of March 31, 2010, the Company’s financial instruments measured at fair value on a non-recurring basis are limited to impaired loans.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process, discounted based on internal criteria.  Impaired loans are primarily comprised of collateral-dependent commercial loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2010 and December 31, 2009 are outlined below.

Cash and Due From Banks and Federal Funds Sold

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Time Deposits with Banks

The carrying amounts of time deposits with banks approximate fair value.

Investment securities held-to-maturity

The carrying amounts of investments held-to-maturity approximate fair value.

Investment Securities

For investment securities, which include U. S. Treasury securities, obligations of other U. S. government agencies, obligations of states and political subdivisions and mortgage pass through and related securities, fair values are based on quoted market prices or dealer quotes. Fair values are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, probable tax ramifications, or estimated transaction costs. See disclosures of fair value of investment securities in Note 6.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, real estate and consumer loans as outlined by regulatory reporting guidelines.  Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  At March 31, 2010, and December 31, 2009, the carrying amount of fixed rate performing loans was $1,293,400,000 and $1,303,049,000 respectively, and the estimated fair value was $1,161,447,000 and $1,200,343,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2010 and December 31, 2009.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  At March 31, 2010 and December 31, 2009, the carrying amount of time deposits was $3,527,933,000 and $3,398,656,000, respectively, and the estimated fair value was $3,537,891,000 and $3,412,538,000, respectively.

Securities Sold Under Repurchase Agreements and Other Borrowed Funds

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2010 and December 31, 2009.  The fair value of the long-term instruments is based on established market spreads.  At March 31, 2010 and December 31, 2009, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,101,860,000 and $1,099,064,000, respectively.  Other borrowed funds are short-term Federal Home Loan Bank borrowings.  Due to the contractual terms of these financial instruments, the carrying amounts approximated fair value at March 31, 2010 and December 31, 2009.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2010 and December 31, 2009.  The fair value of the fixed junior subordinated deferrable interest debentures is based on established market spreads to the debentures.  At March 31, 2010 and December 31, 2009, the carrying amount of fixed junior subordinated deferrable interest debentures was $139,233,000 and $139,224,000, respectively, and the estimated fair value was $69,947,000 and $65,762,000, respectively.

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit and fund letters of credit are principally at current interest rates, and, therefore, the carrying amount approximates fair value.

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

Note 3— Loans

A summary of net loans, by loan type at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,665,638	$2,703,379
Real estate — mortgage	950,638	954,010
Real estate — construction	1,568,916	1,583,057
Consumer	140,524	146,331
Foreign	242,269	280,485

Total loans	$5,567,985	$5,667,262

Note 4 - Allowance for Probable Loan Losses

A summary of the transactions in the allowance for probable loan losses is as follows:

	March 31,	March 31,
	2010	2009
	(Dollars in Thousands)
Balance at December 31,	$95,393	$73,461

Losses charged to allowance	(7,235)	(10,502)
Recoveries credited to allowance	451	210
Net losses charged to allowance	(6,784)	(10,292)

Provision charged to operations	7,229	12,225

Balance at March 31,	$95,838	$75,394

The losses charged to the allowance decreased by $3,267,000 for the three months ended March 31, 2010 versus the same period of 2009.  The nationwide recession and its consequences are being felt in the Company’s markets, but not to the extent being seen in the nation as a whole.  These factors, as well as other economic issues, have elevated the Company’s provisions as well as charge-offs.  The increase in the allowance for probable loan losses from March 31, 2009 to March 31, 2010 can be attributed to the nationwide recession and the effects it has on the Company’s loan portfolio.

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

The following table details key information regarding the Company’s impaired loans:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$101,099	$106,780
Balance of impaired loans where there is no related allowance for loan loss	23,522	11,494

Total impaired loans	$124,621	$118,274

Allowance allocated to impaired loans	$28,039	$30,555

The impaired loans included in the table above are primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $131,673,000 and $149,528,000 for the three months ended March 31, 2010 and December 31, 2009, respectively.  The interest recognized on impaired loans was not significant.  A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectible loan.   Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are stronger and better positioned to recover than many other areas of the country.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2010 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of March 31, 2010, 148,422 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2010 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2009	823,592	$20.54
Plus: Options granted	—	—
Less:
Options exercised	—	—
Options expired	—	—
Options forfeited	5,500	16.40
Options outstanding at March 31, 2010	818,092	$20.57	4.57	$3,051

Options fully vested and exercisable at March 31, 2010	309,561	$24.08	2.80	$54

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2010 and March 31, 2009 was approximately $152,000 and $142,000, respectively.  As of March 31, 2010, there was approximately $1,047,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.5 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2010 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Mortgage-backed securities	3,418,593	88,867	(11,894)	3,495,566	3,495,566
Obligations of states and political subdivisions	150,644	3,979	(199)	154,424	154,424
Equity securities	13,825	801	(39)	14,587	14,587
Total investment securities	$3,584,389	$93,647	$(12,132)	$3,665,904	$3,665,904

(1)          Included in the carrying value of mortgage-backed securities are $1,294,294 of mortgage-backed securities issued by Ginnie Mae, $2,148,842 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $52,430 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2009 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Mortgage-backed securities	4,393,731	113,138	(15,105)	4,491,764	4,491,764
Obligations of states and political subdivisions	132,968	4,102	(204)	136,866	136,866
Equity securities	13,825	343	(42)	14,126	14,126
Total investment securities	$4,541,851	$117,583	$(15,351)	$4,644,083	$4,644,083

(1)          Included in the carrying value of mortgage-backed securities are $1,898,905 of mortgage-backed securities issued by Ginnie Mae, $2,533,290 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $59,569 issued by non-government entities

The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$1,625	$1,625	$1,327	$1,327
Due after one year through five years	825	825	547	551
Due after five years through ten years	—	—	9,671	9,797
Due after ten years	—	—	140,426	144,076
Mortgage-backed securities	—	—	3,418,593	3,495,566
Equity securities	—	—	13,825	14,587
Total investment securities	$2,450	$2,450	$3,584,389	$3,665,904

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,571,228,000 and $2,648,407,000 at March 31, 2010.

Proceeds from the sale of securities available-for-sale were $945,670,000 for the three months ended March 31, 2010, which included $943,304,000 of mortgage-backed securities. Gross gains of $28,268,000 and gross losses of $(3,000) were realized on the sales for the three months ended March 31, 2010, respectively.  During the first quarter, the Company recorded an impairment charge of $7,203,000, before tax, representing the credit loss on non-agency mortgage-backed securities.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Mortgage-backed securities	$92,665	$(2)	$52,429	$(11,892)	$145,094	$(11,894)
Obligations of states and political subdivisions	14,284	(150)	638	(49)	14,922	(199)
Other equity securities	4,979	(21)	57	(18)	5,036	(39)
	$111,928	$(173)	$53,124	$(11,959)	$165,052	$(12,132)

The unrealized losses on investments in mortgage-backed securities are primarily caused by changes in market interest rates.  Mortgage-backed securities are primarily securities issued by the Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the securities carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  The Company has received principal and interest payments in line with expected cash flows at the time of purchase.  The Company has no intent to sell and will more than likely not be required to sell the non-agency mortgage-backed securities before recovery of amortized cost.  It is the conclusion of the Company that the investments in non-agency mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  An impairment charge of $7,203,000, $4,682,000 after tax, was recorded in the first quarter 2010 on the non-agency mortgage backed securities, representing the credit related impairment on the securities.

The unrealized losses on investments in other securities are caused by fluctuations in market interest rates.  The underlying cash obligations of the securities are guaranteed by the entity underwriting the debt instrument.  It is the belief of the Company that the entity issuing the debt will honor its interest payment schedule, as well as the full debt at maturity.  The securities are purchased by the Company for their economic value.  The decrease in fair value is primarily due to market interest rates and not other factors, and because the Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities, it is the conclusion of the Company that the investments are not considered other-than-temporarily impaired.

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings (Dollars in Thousands):

Balance at December 31, 2009	$—
Impairment charges recognized during period	7,203
Balance at March 31, 2010	$7,203

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2010, other borrowed funds totaled $99,575,000, a decrease of 92.6% from $1,347,625,000 at December 31, 2009.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of March 31, 2010, the principal amount of debentures outstanding totaled $201,091,000.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For March 31, 2010, the total $201,091,000, of the Capital Securities outstanding qualified as Tier 1 capital.

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

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2010:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate		Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust I	$10,365	Fixed	10.18%		Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	3.70%		LIBOR+ 3.45	November 2032	August 2010
Trust VII	$10,310	Quarterly	3.50%		LIBOR+ 3.25	April 2033	July 2010
Trust VIII	$25,774	Quarterly	3.30%		LIBOR+ 3.05	October 2033	July 2010
Trust IX	$41,238	Fixed	7.10	%(1)	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66	%(1)	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82	%(1)	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85	%(1)	Fixed	September 2037	September 2012
	$201,091

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of March 31, 2010, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16, 2010, in the amount of $2,700,000 and will pay a dividend on the Senior Preferred Stock on May 15, 2010, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $568,000 for the three months ended March 31, 2010.

The Company paid cash dividends to the common shareholders of $.17 per share on April 19, 2010 to all holders of record on April 1, 2010.  Cash dividends to common shareholders were paid on May 11, and November 2, 2009 to all holders of record on April 27, 2009 and October 19, 2009, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s consent, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 9, 2010, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2011, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s consent.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2010, a total of 6,913,284 shares had been repurchased under all programs at a cost of $243,409,000.

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

The Company is involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  While judgment has been entered in the case, certain additional issues related to fees and other matters are to be determined by the Court in the future prior to the judgment becoming final and appealable.  Company management is currently reviewing the judgment, its implications and the Company’s intention to appeal, as well as take other paths of action to mitigate the impact of the judgment.  The Company is disappointed with the judgment but believes it has a number of valid grounds for appeal which it intends to pursue. As of March 31, 2010, the Company recorded an additional reserve of $21.8 million related to this matter.  Management will continue to review the developments in this dispute and make appropriate adjustments to the amount reserved, as needed.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.44% and 10.95%, risk-weighted Tier 1 capital ratio of 18.66% and 17.74% and risk-weighted total capital ratio of 19.91% and 18.99% at March 31, 2010 and December 31, 2009, respectively.  The identified intangibles and goodwill of $303,633,000 as of March 31, 2010, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2010, the total of $201,091,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2009, included in the Company’s 2009 Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010, or any future period.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 279 facilities and more than 430 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  The Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s branch expansion which has added a total of 19 branches during 2009 and 2010.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2010	December 31, 2009	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$10,783,666	$11,762,543	(8.3)%
Net loans	5,472,147	5,571,869	(1.8)
Deposits	7,450,956	7,178,007	3.8
Other borrowed funds	99,575	1,347,625	(92.6)
Junior subordinated deferrable interest debentures	201,091	201,082	—
Shareholders’ equity	1,412,034	1,407,470.3

Consolidated Statements of Income Information

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$119,822	$140,216	(14.5)%
Interest expense	29,927	42,070	(28.9)
Net interest income	89,895	98,146	(8.4)
Provision for probable loan losses	7,229	12,225	(40.9)
Non-interest income	71,597	42,012	70.4
Non-interest expense	105,577	70,226	50.3
Net income available to common shareholders	28,778	34,295	(16.1)

Per common share:
Basic	$.42	$.50	(16.0)%
Diluted	.42	.50	(16.0)

Net Income

Net income available to common shareholders for the first quarter of 2010 decreased by 16.1% as compared to the same period in 2009.  Net income was negatively affected by a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma.  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  While judgment has been entered in the case, certain additional issues related to fees and other matters are to be determined by the Court in the future prior to the judgment becoming final and appealable.  Company management is currently reviewing the judgment, its implications and the Company’s intention to appeal, as well as, take other paths of action to mitigate the impact of the judgment.  The Company is disappointed with the judgment but believes it has a number of valid grounds for appeal which it intends to pursue. As of March 31, 2010, the Company recorded an additional reserve of $14.2 million, after tax, related to this matter.  Management will continue to review the developments in this dispute and make appropriate adjustments to the amount reserved, as needed.

Net Interest Income

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$80,614	$83,626	(3.6)%
Investment securities:
Taxable	37,333	55,432	(32.7)
Tax-exempt	1,634	970	68.5
Other interest income	241	188	28.2

Total interest income	119,822	140,216	(14.5)

Interest expense:
Savings deposits	2,481	2,949	(15.9)
Time deposits	13,053	17,851	(26.9)
Securities sold under repurchase agreements	11,052	11,361	(2.7)
Other borrowings	311	6,685	(95.3)
Junior subordinated interest deferrable debentures	3,030	3,224	(6.0)

Total interest expense	29,927	42,070	(28.9)

Net interest income	$89,895	$98,146	(8.4)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue and increased substantially because of the reduction in the Federal Reserve prime interest rate.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2007 at 7.25%.  During 2008, the prime interest rate decreased 400 basis points to end the year at 3.25% where it has remained as of March 31, 2010.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income decreased 8.4% in the first quarter of 2010 compared to the same period in 2009 because of the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 29 for the March 31, 2010 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$24,280	$24,082.8%
Other service charges, commissions and fees
Banking	11,620	10,397	11.8
Non-banking	1,668	1,427	16.9
Investment securities transactions, net	28,264	561	4,938.1
Other investments, net	3,357	3,432	(2.2)
Other income	2,408	2,113	14.0

Total non-interest income	$71,597	$42,012	70.4

The increase in investment securities transactions for the three months ended March 31, 2010 can be attributed to the sale of investment securities to facilitate the re-positioning of the Company’s investment portfolio.

Non-Interest Expense

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$31,664	$32,156	(1.5)%
Occupancy	8,518	8,717	(2.3)
Depreciation of bank premises and equipment	9,012	9,036	(0.3)
Professional fees	3,982	2,606	52.8
Deposit insurance assessments	2,544	367	593.2
Stationery and supplies	993	837	18.6
Amortization of identified intangible assets	1,301	1,309	(0.6)
Advertising	2,614	2,613	—
Litigation expense	21,803	—	100.0
Impairment charges (Total other-than-temporary impairment charges, $19,095, net of $11,892 included in other comprehensive income)	7,203	—	100.0
Other	15,943	12,585	26.7

Total non-interest expense	$105,577	$70,226	50.3

Non-interest expense was affected by the de novo branching activity that has added 3 new branches in 2010 and 16 branches in 2009.  Included in litigation expense is a reserve for a dispute related to certain tax deductions that were inherited by the Company’s 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding tax benefits related to the failed thrift acquisition, which originated in 1988.  The Company recorded an other-than-temporary impairment charge of $7.2 million on non-agency mortgage-backed securities, representing the credit related impairment on the securities.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased .5% to $95,838,000 at March 31, 2010 from $95,393,000 at December 31, 2009.  The provision for probable loan losses charged to expense decreased 40.9% to $7,229,000 for the three months ended March 31, 2010 from $12,225,000 for the same period in 2009.  The allowance for probable loan losses was 1.7% of total loans at March 31, 2010 and December 31, 2009.  The increase in the allowance was prompted by the analysis of management regarding the general weakness in the economy and the impact of that weakness on the Company’s loan portfolio and the related allowance for probable loan losses.  The increase is not necessarily an indicator that more credits will worsen to the point that the Company will have to continue to record substantial provisions for probable loan losses at similar levels in future periods.

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

Loans

Net loans decreased 1.8% to $5,472,147,000 at March 31, 2010, from $5,571,869,000 at December 31, 2009.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by 3.8% to $7,450,956,000 at March 31, 2010, from $7,178,007,000 at December 31, 2009.  The increase in deposits is the result of the increased demand for deposits and the aggregate pricing that is occurring in the market for deposits.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2010, the Company had $10,783,666,000 of consolidated assets, of which approximately $242,269,000, or 2.2%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $280,485,000, or 2.4%, at December 31, 2009.  Of the $242,269,000, 82.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.0% is secured by foreign real estate; and 0.6% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2010 and 2009 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2010, shareholders’ equity was $1,412,034,000 compared to $1,407,470,000 at December 31, 2009, an increase of $4,564,000, or .3%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 11.44% and 10.95%, risk-weighted Tier 1 capital ratio of 18.66% and 17.74% and risk-weighted total capital ratio of 19.91% and 18.99% at March 31, 2010 and December 31, 2009, respectively.  The identified intangibles and goodwill of $303,633,000 as of March 31, 2010, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2010 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2010	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$583,062	$1,028,157	$2,004,706	$52,429	$3,668,354
Loans, net of non-accruals	4,184,911	221,979	367,099	724,182	5,498,171

Total earning assets	$4,767,973	$1,250,136	$2,371,805	$776,611	$9,166,525

Cumulative earning assets	$4,767,973	$6,018,109	$8,389,914	$9,166,525

Rate sensitive liabilities

Time deposits	$1,442,323	$1,773,718	$310,728	$1,164	$3,527,933
Other interest bearing deposits	2,334,051	—	—	—	2,334,051
Securities sold under repurchase agreements	421,180	56,933	655	1,000,000	1,478,768
Other borrowed funds	99,575	—	—	—	99,575
Junior subordinated deferrable interest debentures	61,858	—	128,868	10,365	201,091

Total interest bearing liabilities	$4,358,987	$1,830,651	$440,251	$1,011,529	$7,641,418

Cumulative sensitive liabilities	$4,358,987	$6,189,638	$6,629,889	$7,641,418

Repricing gap	$408,986	$(580,515)	$1,931,554	$(234,918)	$1,525,107
Cumulative repricing gap	408,986	(171,529)	1,760,025	1,525,107
Ratio of interest-sensitive assets to liabilities	1.09	.68	5.39	.77	1.20
Ratio of cumulative, interest-sensitive assets to liabilities	1.09	.97	1.27	1.20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2010, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2009 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

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

The Company is involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  While judgment has been entered in the case, certain additional issues related to fees and other matters are to be determined by the Court in the future prior to the judgment becoming final and appealable.  Company management is currently reviewing the judgment, its implications and the Company’s intention to appeal, as well as take other paths of action to mitigate the impact of the judgment.  The Company is disappointed with the judgment but believes it has a number of valid grounds for appeal which it intends to pursue. As of March 31, 2010, the Company recorded an additional reserve of $21.8 million related to this matter.  Management will continue to review the developments in this dispute and make appropriate adjustments to the amount reserved, as needed.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s consent, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 9, 2010, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2011, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s consent.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2010, a total of 6,913,284 shares had been repurchased under all programs at a cost of $243,409,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 — January 31, 2010	—	—	—	$30,722,000
February 1 — February 28, 2010	—	—	—	30,722,000
March 1 — March 31, 2010	—	—	—	30,722,000
	—	—	—

(1) The repurchase program was extended on March 9, 2010 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2011.

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

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 6, 2010	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 6, 2010	/s/ Imelda Navarro
Imelda Navarro
Treasurer