Form 10-Q
period 2010-06-30
INTERNATIONAL BANCSHARES CORP
filed 2010-08-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,874,089 shares outstanding at August 2, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
Assets

Cash and due from banks	$244,301	$224,638

Total cash and cash equivalents	244,301	224,638

Investment securities:
Held-to-maturity (Market value of $2,450 on June 30, 2010 and $2,450 on December 31, 2009)	2,450	2,450
Available-for-sale (Amortized cost of $4,201,904 on June 30, 2010 and $4,541,851 on December 31, 2009)	4,308,600	4,644,083

Total investment securities	4,311,050	4,646,533

Loans, net of unearned discounts	5,538,623	5,667,262
Less allowance for probable loan losses	(90,368)	(95,393)

Net loans	5,448,255	5,571,869

Bank premises and equipment, net	479,461	490,375
Accrued interest receivable	39,132	41,731
Other investments	322,996	359,404
Identified intangible assets, net	19,834	22,358
Goodwill, net	282,532	282,532
Other assets	158,129	123,103

Total assets	$11,305,690	$11,762,543

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$1,561,360	$1,516,799
Savings and interest bearing demand	2,384,319	2,262,552
Time	3,534,193	3,398,656

Total deposits	7,479,872	7,178,007

Securities sold under repurchase agreements	1,490,517	1,441,817
Other borrowed funds	543,500	1,347,625
Junior subordinated deferrable interest debentures	201,100	201,082
Other liabilities	133,614	186,542

Total liabilities	9,848,603	10,355,073

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on June 30, 2010, net of discount of $9,113 and issued 216,000 shares on December 31, 2009, net of discount of $10,258	206,887	205,742
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,711,260 shares on June 30, 2010 and 95,711,111 shares on December 31, 2009	95,711	95,711
Surplus	161,556	161,258
Retained earnings	1,170,222	1,122,290
Accumulated other comprehensive income	68,783	65,878
	1,703,159	1,650,879

Less cost of shares in treasury, 27,752,171 shares on June 30, 2010 and 27,607,171 shares on December 31, 2009	(246,072)	(243,409)

Total shareholders’ equity	1,457,087	1,407,470

Total liabilities and shareholders’ equity	$11,305,690	$11,762,543

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income:
Loans, including fees	$78,766	$84,216	$159,380	$167,842
Investment securities:
Taxable	32,348	48,705	69,681	104,137
Tax-exempt	1,783	1,109	3,416	2,079
Other interest income	183	148	425	336

Total interest income	113,080	134,178	232,902	274,394

Interest expense:
Savings deposits	2,410	2,670	4,891	5,619
Time deposits	12,822	16,042	25,875	33,893
Securities sold under repurchase agreements	11,235	11,151	22,287	22,512
Other borrowings	129	1,624	440	8,309
Junior subordinated interest deferrable debentures	3,047	3,164	6,077	6,388

Total interest expense	29,643	34,651	59,570	76,721

Net interest income	83,437	99,527	173,332	197,673

Provision for probable loan losses	1,429	22,858	8,658	35,083

Net interest income after provision for probable loan losses	82,008	76,669	164,674	162,590

Non-interest income:
Service charges on deposit accounts	24,954	24,246	49,234	48,328
Other service charges, commissions and fees
Banking	12,167	10,871	23,787	21,268
Non-banking	1,855	2,291	3,523	3,718
Gain on investment securities transactions, net	2,573	11,145	30,837	11,706
Other investments, net	4,116	3,803	7,473	7,235
Other income	3,735	3,836	6,144	5,949

Total non-interest income	49,400	56,192	120,998	98,204

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Non-interest expense:
Employee compensation and benefits	$32,498	$32,324	$64,162	$64,480
Occupancy	8,724	8,459	17,242	17,176
Depreciation of bank premises and equipment	8,969	8,978	17,981	18,014
Professional fees	3,781	3,268	7,763	5,874
Deposit insurance assessments	2,668	5,536	5,212	5,903
Stationery and supplies	896	979	1,889	1,816
Amortization of identified intangible assets	1,324	1,321	2,625	2,630
Advertising	2,453	2,627	5,067	5,240
Litigation expense	—	—	21,803	—
Impairment charges (Total other-than-temporary impairment charges, $17 less gain of ($241) and $4,045 less gain of ($3,416), included in other comprehensive income)	258	—	7,461	—
Other	17,893	21,689	33,838	34,274

Total non-interest expense	79,464	85,181	185,043	155,407

Income before income taxes	51,944	47,680	100,629	105,387

Provision for income taxes	17,936	16,547	34,575	36,726

Net income	$34,008	$31,133	$66,054	$68,661

Preferred Stock Dividends	3,277	3,242	6,545	6,475

Net income available to common shareholders	$30,731	$27,891	$59,509	$62,186

Basic earnings per common share:

Weighted average number of shares outstanding:	68,063,899	68,520,449	68,083,089	68,561,237
Net income	$.45	$.41	$.87	$.91

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	68,163,864	68,520,451	68,184,767	68,568,785
Net income	$.45	$.41	$.87	$.91

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$34,008	$31,133	$66,054	$68,661

Other comprehensive income, net of tax

Net unrealized holding gains on securities available for sale arising during period (tax effects of $9,567, $10,646, $9,746 and $25,724)	17,766	19,771	18,099	47,773
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(901), $(3,901), $(10,793) and $(4,097))	(1,672)	(7,244)	(20,044)	(7,609)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $90, and $2,611)	168	—	4,850	—

Comprehensive income	$50,270	$43,660	$68,959	$108,825

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:

Net income	$66,054	$68,661

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for probable loan losses	8,658	35,083
Accretion of time deposit discounts	(7)	(6)
Depreciation of bank premises and equipment	17,981	18,014
(Gain) loss on sale of bank premises and equipment	(192)	63
Depreciation and amortization of leased assets	—	240
Accretion of investment securities discounts	(793)	(974)
Amortization of investment securities premiums	4,940	3,114
Investment securities transactions, net	(30,837)	(11,706)
Impairment charges on available-for-sale investment securities	7,461	—
Amortization of junior subordinated debenture discounts	18	17
Amortization of identified intangible assets	2,625	2,630
Stock based compensation expense	297	316
Earnings from affiliates and other investments	(6,490)	(6,807)
Deferred tax expense	(10,374)	(1,397)
Decrease in accrued interest receivable	2,599	7,998
Net increase in other assets	(19,857)	(33,162)
Net decrease in other liabilities	(73,731)	(80,681)

Net cash (used in) provided by operating activities	(31,648)	1,403

Investing activities:

Proceeds from maturities of securities	600	1,287
Proceeds from sales and calls of available for sale securities	1,051,172	536,680
Purchases of available for sale securities	(1,137,861)	(120,407)
Principal collected on mortgage-backed securities	458,264	630,899
Maturities of time deposits with banks	—	297
Net decrease in loans	114,956	107,588
Purchases of other investments	(1,014)	(3,814)
Distributions of other investments	43,912	12,726
Purchases of bank premises and equipment	(8,553)	(38,573)
Proceeds from sale of bank premises and equipment	1,678	324

Net cash provided by investing activities	523,154	1,127,007

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009

Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$44,561	$(7,452)
Net increase in savings and interest bearing demand deposits	121,767	52,531
Net increase (decrease) in time deposits	135,544	(6,089)
Net increase in securities sold under repurchase agreements	48,700	19,242
Net decrease in other borrowed funds	(804,125)	(1,199,036)
Purchase of treasury stock	(2,663)	(4,482)
Proceeds from stock transactions	1	85
Payment of dividends on common stock	(11,578)	(11,662)
Payments of dividends on preferred stock	(4,050)	(4,260)

Net cash used in financing activities	(471,843)	(1,161,123)

Increase (decrease) in cash and cash equivalents	19,663	(32,713)

Cash and cash equivalents at beginning of period	224,638	298,720

Cash and cash equivalents at end of period	$244,301	$266,007

Supplemental cash flow information:
Interest paid	$60,729	$81,906
Income taxes paid	45,552	43,491
Accrued dividends, preferred shares	1,350	1,350
Sales of available-for-sale securities not yet settled	15,271	—
Purchases of available-for-sale securities not yet settled	28,269	124,009

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

On July 1, 2009, the Financial Accounting Standards Board officially launched the “FASB Accounting Standards Codification,” (“Codification”), which is now the single official source of authoritative, non-governmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification supersedes all prior accounting literature.  With the launch of the Codification, U.S. GAAP now consists of two levels – authoritative (Codification) and non-authoritative (anything not in the Codification).  The Codification is effective for interim and annual periods ending after September 15, 2009, and is organized into approximately 90 accounting topics.  The FASB will no longer be issuing accounting standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts.  The FASB will instead amend the Codification by issuing “Accounting Standards Updates.”  The adoption of the Codification did not have a significant impact on the Company’s consolidated financial statements.

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

Note 2 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” for financial assets and liabilities.  Additionally, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, (“FSP No 157-2”), “Effective date of FASB Statement No. 157,” the Company delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for those that are recognized or disclosed at fair value on a recurring basis.  SFAS No. 157 and FSP No. 157-2 are now included in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of June 30, 2010 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
U.S. Treasury securities	$1,327	$—	$1,327	$—
Available-for-sale
Residential mortgage-backed securities	4,141,023	—	4,090,963	50,060
Available-for-sale
States and political subdivisions	151,409	—	151,409	—
Available-for-sale
Other	14,841	14,841	—	—
Available-for-sale

Measured on a non-recurring basis:
Assets:
Impaired Loans	64,285	—	—	64,285

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2009 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
U.S. Treasury securities	$1,327	$—	$1,327	$—
Available-for-sale
Residential mortgage-backed securities	4,491,764	—	4,432,195	59,569
Available-for-sale
States and political subdivisions	136,866	—	136,866	—
Available-for-sale
Other	14,126	14,126	—	—
Available-for-sale

Measured on a non-recurring basis:
Assets:
Impaired Loans	76,225	—	—	76,225

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in in-active markets and markets that have experienced significant decreases in volume and level of activity, as exhibited by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company used a discounted cash flow model to determine fair value.  Inputs in the model included both historical performance and expected future performance based on information currently available.  Assumptions used in the discounted cash flow model included estimates on future principal prepayment rates, default and loss severity rates.  The Company estimates that future principal prepayment rates will range from 4 – 5% and used a 13% discount rate.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2009	$59,569
Principal paydowns, net of discount amortization	(5,464)
Total unrealized gains (losses) included in:
Other comprehensive income	3,416
Net income	(7,461)

Balance at June 30, 2010	$50,060

As of June 30, 2010, the Company’s financial instruments measured at fair value on a non-recurring basis are limited to impaired loans.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process, discounted based on internal criteria.  Impaired loans are primarily comprised of collateral-dependent commercial loans.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2010 and December 31, 2009 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  At June 30, 2010, and December 31, 2009, the carrying amount of fixed rate performing loans was $1,364,001,000 and $1,303,049,000 respectively, and the estimated fair value was $1,244,651,000 and $1,200,343,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2010 and December 31, 2009.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  At June 30, 2010 and December 31, 2009, the carrying amount of time deposits was $3,534,193,000 and $3,398,656,000, respectively, and the estimated fair value was $3,553,782,000 and $3,412,538,000, respectively.

Securities Sold Under Repurchase Agreements and Other Borrowed Funds

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2010 and December 31, 2009.  The fair value of the long-term instruments is based on established market spreads.  At June 30, 2010 and December 31, 2009, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,141,174,000 and $1,099,064,000, respectively.  Other borrowed funds are short-term Federal Home Loan Bank borrowings.  Due to the contractual terms of these financial instruments, the carrying amounts approximated fair value at June 30, 2010 and December 31, 2009.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2010 and December 31, 2009.  The fair value of the fixed junior subordinated deferrable interest debentures is based on established market spreads to the debentures.  At June 30, 2010 and December 31, 2009, the carrying amount of fixed junior subordinated deferrable interest debentures was $139,242,000 and $139,224,000, respectively, and the estimated fair value was $69,955,000 and $65,762,000, respectively.

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

Note 3– Loans

A summary of net loans, by loan type at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,663,337	$2,703,379
Real estate – mortgage	948,194	954,010
Real estate – construction	1,526,809	1,583,057
Consumer	139,387	146,331
Foreign	260,896	280,485

Total loans	$5,538,623	$5,667,262

Note 4 - Allowance for Probable Loan Losses

A summary of the transactions in the allowance for probable loan losses is as follows:

	June 30,	June 30,
	2010	2009
	(Dollars in Thousands)

Balance at December 31,	$95,393	$73,461

Losses charged to allowance	(14,298)	(24,237)
Recoveries credited to allowance	615	654
Net losses charged to allowance	(13,683)	(23,583)

Provision charged to operations	8,658	35,083

Balance at June 30,	$90,368	$84,961

The losses charged to the allowance decreased by $9,900,000 for the six months ended June 30, 2010 versus the same period of 2009.  The nationwide recession and its consequences are being felt in the Company’s markets, but not to the extent being seen in the nation as a whole.  These factors, as well as other economic issues, have affected the Company’s provisions as well as charge-offs.

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

The following table details key information regarding the Company’s impaired loans:

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Balance of impaired loans where there is a related allowance for loan loss	$87,764	$106,780
Balance of impaired loans where there is no related allowance for loan loss	34,192	11,494

Total impaired loans	$121,956	$118,274

Allowance allocated to impaired loans	$23,479	$30,555

The impaired loans included in the table above are primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  The average recorded investment in impaired loans was $123,893,000 and $149,528,000 for the six months and year ended June 30, 2010 and December 31, 2009, respectively.  The interest recognized on impaired loans was not significant.  A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2010 was adequate to absorb probable losses from loans in the portfolio at that date.

Note 5 – Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of June 30, 2010, 154,572 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2010 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2009	823,592	$20.54
Plus: Options granted	—	—
Less:
Options exercised	149	10.40
Options expired	—	—
Options forfeited	11,650	18.03
Options outstanding at June 30, 2010	811,793	$20.58	4.31	$1,476

Options fully vested and exercisable at June 30, 2010	327,317	$23.64	2.74	$74

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2010 was approximately $145,000 and $297,000, respectively.  As of June 30, 2010, there was approximately $902,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.5 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2010 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Residential mortgage-backed securities	4,039,361	113,320	(11,658)	4,141,023	4,141,023
Obligations of states and political subdivisions	147,391	4,210	(192)	151,409	151,409
Equity securities	13,825	1,035	(19)	14,841	14,841
Total investment securities	$4,201,904	$118,565	$(11,869)	$4,308,600	$4,308,600

(1)          Included in the carrying value of residential mortgage-backed securities are $1,236,201 of mortgage-backed securities issued by Ginnie Mae, $2,854,762 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $50,060 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2009 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Residential mortgage-backed securities	4,393,731	113,138	(15,105)	4,491,764	4,491,764
Obligations of states and political subdivisions	132,968	4,102	(204)	136,866	136,866
Equity securities	13,825	343	(42)	14,126	14,126
Total investment securities	$4,541,851	$117,583	$(15,351)	$4,644,083	$4,644,083

(1)          Included in the carrying value of residential mortgage-backed securities are $1,898,905 of mortgage-backed securities issued by Ginnie Mae, $2,533,290 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $59,569 issued by non-government entities

The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$1,225	$1,225	$1,327	$1,327
Due after one year through five years	1,225	1,225	546	552
Due after five years through ten years	—	—	7,460	7,549
Due after ten years	—	—	139,385	143,308
Residential mortgage-backed securities	—	—	4,039,361	4,141,023
Equity securities	—	—	13,825	14,841
Total investment securities	$2,450	$2,450	$4,201,904	$4,308,600

Residential mortgage-backed securities are securities issued by the Freddie Mac, Fannie Mae, Ginnie Mae or non-government entities.  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,507,569,000 and $2,588,179,000 at June 30, 2010.

Proceeds from the sale of securities available-for-sale were $105,502,000 and $1,051,172,000 for the three and six months ended June 30, 2010, which included $99,058,000 and $1,042,678,000 of mortgage-backed securities. Gross gains of $2,576,000 and $30,843,000 and gross losses of $(3,000) and $(6,000) were realized on the sales for the three and six months ended June 30, 2010, respectively.  During the three and six months ended June 30, 2010, the Company recorded impairment charges of $258,000 and $7,461,000, before tax, representing the credit loss on non-agency mortgage-backed securities.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$41,862	$(8)	$50,060	$(11,650)	$91,922	$(11,658)
Obligations of states and political subdivisions	16,805	(134)	647	(58)	17,452	(192)
Other equity securities	—	—	56	(19)	56	(19)
	$58,667	$(142)	$50,763	$(11,727)	$109,430	$(11,869)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Mortgage-backed securities	$16,581	$(37)	$59,879	$(15,068)	$76,460	$(15,105)
Obligations of states and political subdivisions	14,910	(201)	275	(3)	15,185	(204)
Equity securities	—	—	33	(42)	33	(42)
	$31,491	$(238)	$60,187	$(15,113)	$91,678	$(15,351)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by the Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the securities carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  The Company has received principal and interest payments in line with expected cash flows at the time of purchase.  The Company has no intent to sell and will more than likely not be required to sell the non-agency residential mortgage-backed securities before recovery of amortized cost.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $258,000, $168,000 after tax, and $7,461,000, $4,850,000, after tax was recorded in the three and six months of 2010 on the non-agency residential mortgage backed securities.  The impairment charges represent the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended June 30, 2010 (Dollars in Thousands):

Balance at March 31, 2010	$7,203
Impairment charges recognized during period	258
Balance at June 30, 2010	$7,461

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the six months ended June 30, 2010 (Dollars in Thousands):

Balance at December 31, 2009	$—
Impairment charges recognized during period	7,461
Balance at June 30, 2010	$7,461

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term borrowings issued by the Federal Home Loan Bank of Dallas at the market price offered at the time of funding.  These borrowings are secured by mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2010, other borrowed funds totaled $543,500,000, a decrease of 59.7% from $1,347,625,000 at December 31, 2009.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of June 30, 2010, the principal amount of debentures outstanding totaled $201,100,000.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  For June 30, 2010, the total $201,100,000, of the Capital Securities outstanding qualified as Tier 1 capital.

In March 2005, the Federal Reserve Board issued a final rule that allowed the inclusion of trust preferred securities in Tier 1 capital, but placed stricter quantitative limits.  Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  On March 16, 2009, the Federal Reserve Board extended for two years the transition period.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the transition period ending on March 31, 2011.  The Dodd-Frank Regulatory Reform Act was signed into law on July 21, 2010.  Pursuant to that Act, trust preferred securities of bank holding companies with consolidated assets under $15 billion that were issued before May 19, 2010 are grandfathered.  Pursuant to this grandfather provision, these entities will be able to continue to treat these securities as Tier 1 capital subject to existing Federal Reserve limitations through the life of the securities.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2010:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate		Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust I	$10,374	Fixed	10.18%		Fixed	June 2031	June 2011
Trust VI	$25,774	Quarterly	3.89%		LIBOR + 3.45	November 2032	November 2010
Trust VII	$10,310	Quarterly	3.59%		LIBOR + 3.25	April 2033	October 2010
Trust VIII	$25,774	Quarterly	3.35%		LIBOR + 3.05	October 2033	October 2010
Trust IX	$41,238	Fixed	7.10	%(1)	Fixed	October 2036	October 2011
Trust X	$34,021	Fixed	6.66	%(1)	Fixed	February 2037	February 2012
Trust XI	$32,990	Fixed	6.82	%(1)	Fixed	July 2037	July 2012
Trust XII	$20,619	Fixed	6.85	%(1)	Fixed	September 2037	September 2012
	$201,100

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of June 30, 2010, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16 and May 15, 2010, in the amount of $2,700,000 each and will pay a dividend on the Senior Preferred Stock on August 15, 2010, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $577,000 and $1,145,000 for the three and six months ended June 30, 2010.

The Company paid cash dividends to the common shareholders of $.17 per share on April 19, 2010 to all holders of record on April 1, 2010.  Cash dividends to common shareholders were paid on May 11, and November 2, 2009 to all holders of record on April 27, 2009 and October 19, 2009, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s consent, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 9, 2010, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2011, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s consent.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 2, 2010, a total of 7,143,284 shares had been repurchased under all programs at a cost of $247,462,000.

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

The Company is involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  While judgment has been entered in the case, certain additional issues related to fees and other matters are to be determined by the Court in the future prior to the judgment becoming final and appealable.  Company management is currently reviewing the judgment, its implications and the Company’s intention to appeal, as well as take other paths of action to mitigate the impact of the judgment.  The Company is disappointed with the judgment but believes it has a number of valid grounds for appeal which it intends to pursue. During the first quarter of 2010, the Company recorded an additional reserve of $21.8 million related to this matter.  As of June 30, 2010, the Company has determined that the established reserve for this matter is still appropriate.  Management will continue to review the developments in this dispute and make appropriate adjustments to the amount reserved, as needed.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.14% and 10.95%, risk-weighted Tier 1 capital ratio of 18.80% and 17.74% and risk-weighted total capital ratio of 20.06% and 18.99% at June 30, 2010 and December 31, 2009, respectively.  The identified intangibles and goodwill of $302,366,000 as of June 30, 2010, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2010, the total of $201,100,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

In March 2005, the Federal Reserve Board issued a final rule that allowed the inclusion of trust preferred securities in Tier 1 capital, but placed stricter quantitative limits.  Under the final rule, after a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  On March 16, 2009, the Federal Reserve Board extended for two years the transition period.  The Company believes that substantially all of the current trust preferred securities will be included in Tier 1 capital after the transition period ending on March 31, 2011.  The Dodd-Frank Regulatory Reform Act was signed into law on July 21, 2010.  Pursuant to that Act, trust preferred securities of bank holding companies with consolidated assets under $15 billion that were issued before May 19, 2010 are grandfathered.  Pursuant to this grandfather provision, these entities will be able to continue to treat these securities as Tier 1 capital subject to existing Federal Reserve limitations through the life of the securities.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2009, included in the Company’s 2009 Form 10-K.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010, or any future period.

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

•                  The effect of final rules amending Regulation E that prohibits financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions.

•                  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including without limitation the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations that will be adopted in the future, that may negatively affect interchange revenue from debit card transactions as well as revenue from consumer services and may required increased levels of capital.

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

Summary of Recent Legislation

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Regulatory Reform Act”) was signed into law. The Dodd-Frank Regulatory Reform Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•                  Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of banks from availing themselves of such preemption.

•                  Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•                  Require each federal bank regulatory agency to seek to make its capital requirements for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•                  Require financial holding companies, such as the Company, to be well-capitalized and well-managed. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

•                  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•                  Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•                  Implement corporate governance revisions, including executive compensation and proxy access by shareholders, provisions that apply to all public companies, not just financial institutions.

•                  Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•                  Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•                  Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Regulatory Reform Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that may require revisions to the capital requirements of the Company could require the Company to seek other sources of capital in the future.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 279 facilities and more than 435 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  The Company’s efficiency ratio has been negatively impacted over the last few years because of the Company’s branch expansion which has added a total of 18 branches during 2009 and 2010.  During rapid expansion periods, the Company’s efficiency ratio will suffer but the long-term benefits of the expansion should be realized in future periods and the benefits should positively impact the efficiency ratio in future periods.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers taking into account the Company’s branch expansion.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2010	December 31, 2009	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,305,690	$11,762,543	(3.9)%
Net loans	5,448,255	5,571,869	(2.2)
Deposits	7,479,872	7,178,007	4.2
Other borrowed funds	543,500	1,347,625	(59.7)
Junior subordinated deferrable interest debentures	201,100	201,082	—
Shareholders’ equity	1,457,087	1,407,470	3.5

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Interest income	$113,080	$134,178	(15.7)%	$232,902	$274,394	(15.1)%
Interest expense	29,643	34,651	(14.5)	59,570	76,721	(22.4)
Net interest income	83,437	99,527	(16.2)	173,332	197,673	(12.3)
Provision for probable loan losses	1,429	22,858	(93.7)	8,658	35,083	(75.3)
Non-interest income	49,400	56,192	(12.1)	120,998	98,204	23.2
Non-interest expense	79,464	85,181	(6.7)	185,043	155,407	19.1
Net income available to common shareholders	30,731	27,891	10.2	59,509	62,186	(4.3)

Per common share (adjusted for stock dividends):
Basic	$.45	$.41	9.8%	$.87	$.91	(4.4)%
Diluted	.45	.41	9.8	.87	.91	(4.4)

Net Income

Net income available to common shareholders for the second quarter of 2010 increased by 10.2% and net income available to common shareholders for the six months ended June 30, 2010 decreased by 4.3% as compared to the same periods in 2009.  Net income for the six months ended June 30, 2010 was positively affected by investment securities sales totaling $20 million, net of tax.  The sales of the securities were to facilitate a re-positioning of the Company’s investment portfolio.  Net income was negatively affected by a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma.  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  While judgment has been entered in the case, certain additional issues related to fees and other matters are to be determined by the Court in the future prior to the judgment becoming final and appealable.  Company management is currently reviewing the judgment, its implications and the Company’s intention to appeal, as well as, take other paths of action to mitigate the impact of the judgment.  The Company is disappointed with the judgment but believes it has a number of valid grounds for appeal which it intends to pursue. During the first quarter of 2010, the Company recorded an additional reserve of $14.2 million, after tax, related to this matter.  As of June 30, 2010, the Company has determined that the reserve currently established for this matter is still appropriate.  Management will continue to review the developments in this dispute and make appropriate adjustments to the amount reserved, as needed.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Interest income:
Loans, including fees	$78,766	$84,216	(6.5)%	$159,380	$167,842	(5.0)%
Investment securities:
Taxable	32,348	48,705	(33.6)	69,681	104,137	(33.1)
Tax-exempt	1,783	1,109	60.8	3,416	2,079	64.3
Other interest income	183	148	23.6	425	336	26.5

Total interest income	113,080	134,178	(15.7)	232,902	274,394	(15.1)

Interest expense:
Savings deposits	2,410	2,670	(9.7)	4,891	5,619	(13.0)
Time deposits	12,822	16,042	(20.1)	25,875	33,893	(23.7)
Securities sold under repurchase agreements	11,235	11,151.8		22,287	22,512	(1.0)
Other borrowings	129	1,624	(92.1)	440	8,309	(94.7)
Junior subordinated interest deferrable debentures	3,047	3,164	(3.7)	6,077	6,388	(4.9)

Total interest expense	29,643	34,651	(14.5)	59,570	76,721	(22.4)

Net interest income	$83,437	$99,527	(16.2)%	$173,332	$197,673	(12.3)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  Net interest income is the Company’s largest source of revenue and benefitted significantly from the reduction in the Federal Reserve prime interest rate in 2009.  The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate that loan rates are indexed from, ended 2007 at 7.25%.  During 2008, the prime interest rate decreased 400 basis points to end the year at 3.25% where it has remained as of June 30, 2010.  The Company’s goal is to manage the net interest income in periods of rising and falling rates.  Net interest income decreased 12.3% in the first six months of 2010 compared to the same period in 2009 because of the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 32 for the June 30, 2010 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Service charges on deposit accounts	$24,954	$24,246	2.9%	$49,234	$48,328	1.9%
Other service charges, commissions and fees
Banking	12,167	10,871	11.9	23,787	21,268	11.8
Non-banking	1,855	2,291	(19.0)	3,523	3,718	(5.2)
Investment securities transactions, net	2,573	11,145	(76.9)	30,837	11,706	163.4
Other investments, net	4,116	3,803	8.2	7,473	7,235	3.3
Other income	3,735	3,836	(2.6)	6,144	5,949	3.3

Total non-interest income	$49,400	$56,192	(12.1)%	$120,998	$98,204	23.2%

The increase in investment securities transactions for the six months ended June 30, 2010 can be attributed to the sale of investment securities to facilitate the re-positioning of the Company’s investment portfolio.  Sales of investment securities also occurred in the three months ended June 30, 2010, but were significantly less than securities sales for the same period of 2009.  The largest portion of securities sales for 2010 occurred in the first quarter.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Employee compensation and benefits	$32,498	$32,324.5%		$64,162	$64,480	(.5)%
Occupancy	8,724	8,459	3.1	17,242	17,176.4
Depreciation of bank premises and equipment	8,969	8,978	(0.1)	17,981	18,014	(.2)
Professional fees	3,781	3,268	15.7	7,763	5,874	32.2
Deposit insurance assessments	2,668	5,536	(51.8)	5,212	5,903	(11.7)
Stationery and supplies	896	979	(8.5)	1,889	1,816	4.0
Amortization of identified intangible assets	1,324	1,321.2		2,625	2,630	(.2)
Advertising	2,453	2,627	(6.6)	5,067	5,240	(3.3)
Litigation expense	—	—	—	21,803	—	100.0
Impairment charges (Total other-than- temporary impairment charges, $17 less gain of ($241) and $4,045 less gain of ($3,416) included in other comprehensive income)	258	—	100.0	7,461	—	100.0
Other	17,893	21,689	(17.5)	33,838	34,274	(1.3)

Total non-interest expense	$79,464	$85,181	(6.7)%	$185,043	$155,407	19.1%

Included in litigation expense is a reserve for a dispute related to certain tax deductions that were inherited by the Company’s 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding tax benefits related to the failed thrift acquisition, which originated in 1988.  The Company recorded an other-than-temporary impairment charge of $7.5 million on non-agency mortgage-backed securities, representing the credit related impairment on the securities. Included in deposit insurance assessments for the three months ended June 30, 2009 is a special one-time FDIC assessment of $5.1 million, as part of the FDIC’s efforts to re-build the Deposit Insurance Fund.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 5.3% to $90,368,000 at June 30, 2010 from $95,393,000 at December 31, 2009.  The provision for probable loan losses charged to expense decreased 75.3% to $8,658,000 for the six months ended June 30, 2010 from $35,083,000 for the same period in 2009.  The allowance for probable loan losses was 1.6% of total loans at June 30, 2010 and 1.7% at December 31, 2009.

Investment Securities

Residential mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and the Government National Mortgage Association (“Ginnie Mae”).  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, but carry an implied AAA rating with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

Loans

Net loans decreased 2.2% to $5,448,255,000 at June 30, 2010, from $5,571,869,000 at December 31, 2009.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by 4.2% to $7,479,872,000 at June 30, 2010, from $7,178,007,000 at December 31, 2009.  The increase in deposits is the result of the Company’s strong internal sales programs, coupled with an increase in demand for conventional banking deposit products.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2010, the Company had $11,305,690,000 of consolidated assets, of which approximately $260,896,000, or 2.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $280,485,000, or 2.4%, at December 31, 2009.  Of the $260,896,000, 82.5% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 17.0% is secured by foreign real estate; and 0.5% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2010, shareholders’ equity was $1,457,087,000 compared to $1,407,470,000 at December 31, 2009, an increase of $49,617,000, or 3.5%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 12.14% and 10.95%, risk-weighted Tier 1 capital ratio of 18.80% and 17.74% and risk-weighted total capital ratio of 20.06% and 18.99% at June 30, 2010 and December 31, 2009, respectively.  The identified intangibles and goodwill of $302,366,000 as of June 30, 2010, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2010 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2010	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$401,061	$1,232,139	$2,664,265	$13,585	$4,311,050
Loans, net of non-accruals	4,097,189	198,850	452,448	718,643	5,467,130

Total earning assets	$4,498,250	$1,430,989	$3,116,713	$732,228	$9,778,180

Cumulative earning assets	$4,498,250	$5,929,239	$9,045,952	$9,778,180

Rate sensitive liabilities

Time deposits	$1,507,412	$1,683,203	$342,342	$1,236	$3,534,193
Other interest bearing deposits	2,384,319	—	—	—	2,384,319
Securities sold under repurchase agreements	419,605	70,257	655	1,000,000	1,490,517
Other borrowed funds	543,500	—	—	—	543,500
Junior subordinated deferrable interest debentures	61,858	—	128,868	10,374	201,100

Total interest bearing liabilities	$4,916,694	$1,753,460	$471,865	$1,011,610	$8,153,629

Cumulative sensitive liabilities	$4,916,694	$6,670,154	$7,142,019	$8,153,629

Repricing gap	$(418,444)	$(322,471)	$2,644,848	$(279,382)	$1,624,551
Cumulative repricing gap	(418,444)	(740,915)	1,903,933	1,624,551
Ratio of interest-sensitive assets to liabilities	.92	.82	6.61	.72	1.20
Ratio of cumulative, interest- sensitive assets to liabilities	.92	.89	1.27	1.20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2010, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2009 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

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

The Company is involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  While judgment has been entered in the case, certain additional issues related to fees and other matters are to be determined by the Court in the future prior to the judgment becoming final and appealable.  Company management is currently reviewing the judgment, its implications and the Company’s intention to appeal, as well as take other paths of action to mitigate the impact of the judgment.  The Company is disappointed with the judgment but believes it has a number of valid grounds for appeal which it intends to pursue. During the first quarter of 2010, the Company recorded an additional reserve of $21.8 million related to this matter.  As of June 30, 2010, the Company has determined that the established reserve for this matter is still appropriate.  Management will continue to review the developments in this dispute and make appropriate adjustments to the amount reserved, as needed.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the following additional risk factor:

The Dodd-Frank Regulatory Reform Act could negatively impact the revenue streams of the Company related to interchange fees and consumer services.

The Dodd-Frank Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are reasonable and proportional to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network.  The impact of these provisions on the Company’s revenue from interchange fees is uncertain at this time and will depend upon Federal Reserve implementing regulations.  The Reform Act also creates a Consumer Finance Protection Bureau.  While banks with less than $10 billion in assets, such as the subsidiary banks of the Company, are exempt from the primary examination, and enforcement powers of the CFPA, it is expected that the new agency’s rulemaking will affect all banks.  The impact of the CFPA is uncertain at this time, but the initiatives of the CFPA could negatively impact revenue streams of the Company related to consumer services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s consent, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 9, 2010, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2011, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s consent.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 2, 2010, a total of 7,143,284 shares had been repurchased under all programs at a cost of $247,462,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April 1 – April 30, 2010	—	—	—	$40,000,000
May 1 – May 31, 2010	45,000	19.08	45,000	39,141,000
June 1 – June 30, 2010	100,000	18.05	100,000	37,336,000
	145,000	18.37	145,000

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

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*                 Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):       (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June  30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 5, 2010	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 5, 2010	/s/ Imelda Navarro
Imelda Navarro
Treasurer