Form 10-K
period 2010-12-31
INTERNATIONAL BANCSHARES CORP
filed 2011-02-28
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-09439

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $1,130,017,000 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

         As of February 22, 2011, there were 67,701,671 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2010 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2011 Annual Meeting of Shareholders (in Part III).

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

  •
  Changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations, including, without limitation, the repeal of federal prohibitions on the payment of interest on demand deposits.

  •
  Changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins.

  •
  Changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance and employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

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

  •
  The timing, impact and other uncertainties of the Company's potential future acquisitions including regulatory restrictions, the Company's ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations and the

    Company's ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

  •
  Changes in the Company's ability to pay dividends on its Preferred Stock or Common Stock.

  •
  Additions to the Company's loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company's customers, including, without limitation, lower real estate values or environmental liability risks associated with foreclosed properties.

  •
  Greater than expected costs or difficulties related to the development and integration of new products and lines of business.

  •
  Impairment of carrying value of our goodwill could negatively impact our earnings and capital.

  •
  Changes in the soundness of other financial institutions with which the Company interacts.

  •
  Political instability in the United States or Mexico.

  •
  Technological changes or system failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

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

  •
  The effect of final rules amending Regulation E that prohibit financial institutions from charging the consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions, as well as, the effect of the FDIC Overdraft Payment Supervisory Guidance and any other regulatory or legal developments that limit overdraft services.

  •
  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including without limitation the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations that will be adopted in the future, including the Federal Reserve's proposed rule that would establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions that may negatively affect interchange revenue from debit card transactions as well as revenue from consumer services and may required increased levels of capital.

  •
  The Company may be adversely affected by its continued participation in the capital purchase program ("CPP").

  •
  The Company's success at managing the risks involved in the foregoing items, or a failure or circumvention of the Company's internal controls and risk management, policies and procedures.

        Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through 278 main banking and branch facilities located in 107 communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2010 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

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

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee and the Company's Excessive or Luxury Expenditure Policy. The Company's website will also include the Proxy Statement relating to the Company's 2011 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 440 automated teller machines, and through their 278 branches situated in retail locations and shopping malls. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "BIZ RITE CHECKING," "GOT YOU COVERED," "FREE BEE," "IT'S A BRIGHTER CHRISTMAS," a design mark depicting a bee character, a design mark depicting the United States and Mexico, and a design mark depicting "IBC" with the United States and Mexico. In addition, the Company owns Texas service mark registrations for "RITE CHECKING," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," a composite mark depicting "CHECK'N SAVE" with a design, a composite mark depicting "WALL STREET INTERNATIONAL," with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." The Company also owns a pending application for federal registration of another proprietary service mark and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2010, the Company and its subsidiaries employed approximately 2,964 persons full-time and 783 persons part-time.

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

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 30%, 31% and 30% of the bank subsidiaries' total deposits for the three years ended December 31, 2010, 2009 and 2008, respectively.

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

The Dodd-Frank Act

        On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

  •
  Require each federal bank regulatory agency to seek to make its capital requirement for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

  •
  Require financial holding companies, such as the Company, to be well-capitalized and well-managed. Bank holding companies and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state.

  •
  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF") and increase the floor of the size of the DIF.

  •
  Impose comprehensive regulation of over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

  •
  Require publicly-traded bank holding companies with $10 billion in assets or more, like the Company, to create a risk committee responsible for the oversight of risk management of the enterprise.

  •
  Implement corporate governance revisions, including executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

  •
  Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

  •
  Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

  •
  Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

  •
  Permit interstate branching de novo without the need to acquire an existing bank.

  •
  Extensive new restrictions and requirements relating to residential mortgage transactions.

        Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company could require the Company to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act are discussed further below.

        EMERGENCY ECONOMIC STABILIZATION ACT.    On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). Pursuant to TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created a capital purchase program ("CPP"), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA"). ARRA was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP Capital Purchase Program. The restrictions in the new law, which will be further described in rules to be adopted by the Commission and standards to be established by the Treasury Department, include the following:

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

        THE USA PATRIOT ACT.    Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The USA PATRIOT ACT of 2001 substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Also, the USA Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. The Company has a program in place to monitor and enforce its policies on money laundering, corruption and bribery as well as its policies on prohibiting the use of Company assets to finance or otherwise aid alleged terrorist groups. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

        GRAMM-LEACH-BLILEY.    The Gramm-Leach-Bliley Act of 1999 ("GLBA") eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permitted certain non-banking financial and financially related activities to be conducted by financial subsidiaries of banks.

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local Financial Corporation ("LFIN") acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2010, the Company has made 27 merchant banking investments. The Dodd-Frank Act requires that bank holding companies must be "well-capitalized" and "well-managed" in order to engage in the expanded financial activities permissible for financial holding companies under GLBA.

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

        PREEMPTION.    At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. However, the Dodd-Frank Act limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances.

        FINANCIAL PRIVACY.    The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide disclosure of privacy policies to consumers and in some instances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors.

        NASDAQ LISTING STANDARDS.    The Company is traded on the NASDAQ Stock Market. The Company must comply with the listing standards of the NASDAQ Stock Market. In addition to other matters, the listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters.

        INTERSTATE BANKING.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any State in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host State. Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one State's deposits, or such higher or lower percentage established by the host State. The anti-concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As allowed by the Interstate Banking Act, the Company acquired LFIN, including its Oklahoma financial institution, during 2004. The Dodd-Frank Act changes the requirements for interstate branching by permitting de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

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

        COMPANY DIVIDENDS.    The Company is subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The FRB is authorized to determine under certain circumstances relating to the financial condition of a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

        CROSS-GUARANTEE PROVISIONS.    The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

        SOURCE OF STRENGTH DOCTRINE.    FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support its subsidiary banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding Company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

        GENERAL—BANK SUBSIDIARIES.    All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas DOB and the FDIC.

        DEPOSIT INSURANCE.    All of the bank subsidiaries of the Company are examined by the FDIC, which currently insures the deposits of each member bank up to applicable limits. Deposits of each of the bank subsidiaries are insured by the FDIC through the DIF to the extent provided by law. The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. During 2007, the bank subsidiaries of the Company were required to pay deposit insurance premiums. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the bank subsidiaries of the Company received a one-time assessment credit that can be applied against future premiums, subject to certain limitations. During 2009, the remaining credit was used to offset a portion of the deposit insurance premiums owed by the bank subsidiaries of the Company. During 2009, the bank subsidiaries of the Company paid Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as a collection agent. The FICO is a mixed-ownership government corporation whose sole purpose was to serve as a financing vehicle for the defunct Federal Savings & Loan Insurance Corporation.

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

        In November 2009, the FDIC issued a rule that required all deposit institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. As of December 31, 2010, $27.6 million in pre-paid risk-based assessments is included in other assets in the accompanying consolidated balance sheet.

        In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011, and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

        In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest bearing transaction accounts. The separate coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

        In February 2011, the FDIC issued a final rule effective April 1, 2011 that set a target size for the insurance fund and changed the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act. The rule finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percents and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule creates a risk-based scorecard assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. While the final rule is expected to be revenue neutral, it is possible that the rule will change the Company's overall FDIC assessment. The Company cannot provide any assurance as to the effect of any further change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company's control.

        Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule or order of condition imposed by the FDIC.

        CAPITAL ADEQUACY.    The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines utilizing total capital-to-risk-weighted assets and Tier 1

Capital elements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital must be comprised of Core Capital or Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2010 was 11.58%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2010. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions. Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit. On March 16, 2009, the Federal Reserve Board extended for two years the transition period. The Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital after the transition period ending on March 31, 2011. The Collins Amendment to the Dodd-Frank Act further restricts the use of trust preferred securities by excluding them from the regulatory capital of banking holding companies more broadly. However, for institutions with consolidated assets of less than $15 billion on December31, 2009, such as the Company, the Collins Amendment will not apply to securities issued before May 19, 2010 and all the Company's trust preferred securities were issued before such date.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2010, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

        The risk-based standards that apply to bank holding companies and banks incorporate market and interest rate risk components. Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities. Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks. The Company does not have any Tier 3 capital and did not need Tier 3 capital to offset market risks. In January 2010, the federal bank regulators issued a final risk-based capital rule related to new accounting standards that make substantive changes in how banking organizations account for more items, including securitized assets that previously had been taken off banks' balance sheets. Dodd-Frank directs the banking agencies to issue capital requirements for banking institutions that are countercyclical. These will require a higher level of capital to be maintained in times of economic expansion and a lower level of capital during times of economic contraction.

        The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In June 2004, the BIS released a new capital accord to replace the 1988 capital accord with an update in November 2005 ("BIS II"). BIS II would set capital requirements for operational risk, and refine the existing capital requirements for credit risk and market risk exposures. The United States federal banking agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. A definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or "core banks"—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization's primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank's asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with BIS II at this time.

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

        The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the BIS risk-based capital requirements in cases where the BIS risk-based capital requirements and any changes in capital regulations resulting from Basel-III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the

OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III." Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

        The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

        The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

        LIQUIDITY REQUIREMENTS.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

        CRA.    Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. The Company's bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks and IBC is currently undergoing such an evaluation. Three of the subsidiary banks of the Company received a "Satisfactory" CRA rating in its most recently completed examination; however, in February 2011, IBC received a "Needs to Improve" CRA rating as a result of alleged fair lending issues associated with mortgage origination activities of IBC in prior years. Unless and until IBC's CRA rating improves, IBC will be ineligible for expedited treatment and is unlikely to receive approval for branch, merger, and acquisition applications and IBC and the Company will be subject to certain other regulatory limitations.

        CONSUMER LAWS.    In addition to the laws and regulations discussed herein, the Bank is also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act provides for comprehensive new rules regulating mortgage activities and creates a new Bureau of Consumer Financial Protection (the "CFPB"). Authority to implement almost all federal consumer financial protection laws will be transferred to the CFPB. The CFPB will have broad authority, among other matters, to declare acts or practices to be "unfair, deceptive, or abusive," to require consumer disclosures and to restrict the use of certain arbitration clauses.

        AFFILIATE TRANSACTIONS.    The Company, IBC and the other bank subsidiaries of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions. The Dodd-Frank Act expands the limitation on affiliate transactions, it will require that the 10% of capital limit on covered transactions begin to apply to non-bank financial subsidiaries. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

        DIVIDENDS.    The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company's participation in the CPP, the Company is restricted in the payment of dividends and may not without the Treasury Department's consent, declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceases to exist only on the earlier to occur of December 23, 2011 or the date on which the Company has redeemed all of the Preferred Stock issued as part of the CPP program or the date on which the Treasury has transferred all of the Preferred Stock to third parties not affiliated with the Treasury. At December 31, 2010, there was an aggregate of approximately $465,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $465,000,000 and continue to be classified as "well capitalized". Note 20 of Notes to Consolidated Financial Statements of the Company in the 2010 Annual Report is incorporated herein by reference.

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

        INCENTIVE COMPENSATION.    In June 2010, the Federal Reserve, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

        The Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to jointly prescribe regulations or guidelines that require financial institutions with $1 billion or more in assets to disclose to the appropriate federal regulator, the structure of all incentive-based compensation arrangements sufficient to determine whether the compensation structure provides an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or could lead to material financial loss to the financial institutions. On February 7, 2011, the FDIC issued a notice of proposed rulemaking that would prohibit bank incentive-based compensation arrangements that encourage inappropriate risk taking, are deemed excessive, or may lead to material losses. The proposal would apply to financial institutions with more than $1 billion in assets, like the Company. The rule also includes heightened standards for financial institutions with $50 billion or more in total consolidated assets that requires at least 50 percent of incentive-based payments for designated executives to be deferred for a minimum of three years. The interagency rule must be approved by all of the five federal members of the FFIEC, the SEC and the Federal Housing Finance Agency before comments on the rule are sought.

        Effective April 1, 2011, Regulation Z is amended to restrict incentive compensation programs with regard to residential mortgage programs. Such limitations affect mortgage brokers as well as loan officers in the subsidiary banks. Compensation may be tied to volume but not to terms or conditions of the transaction other than the amount of credit extended.

        The scope and content of the U.S. banking regulators' policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company's ability to hire, retain and motivate its key employees.

        LEGISLATIVE AND REGULATORY INITIATIVES.    From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. Such changes could have a material effect on the business of the Company. The Company cannot predict whether any such changes will be adopted and the Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2010.

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

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2010. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time.

The Company's business is subject to interest rate risk and variations in interest rates may negatively affect the Company's financial performance.

        The Company is unable to predict fluctuations of market interest rates, which are affected by many factors, including:

  •
  Inflation;

  •
  Recession;

  •
  Changes in consumer spending, borrowing and saving habits;

  •
  A rise in unemployment;

  •
  Tightening of the money supply; and

  •
  Domestic and international disorder and instability in domestic and foreign financial markets.

        Changes in the interest rate environment may reduce the Company's profits. The Company expects that the bank subsidiaries will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Earnings could be adversely affected if the net interest spreads are reduced. Changes in interest rates and other factors could result in write downs of carrying values of securities held in our securities available-for-sale portfolio and such changes could reduce earnings of the Company.

The Company is subject to extensive regulation which could adversely affect the Company including, without limitation, changes in U.S.—Mexico trade and travel along the Texas border.

        The Company's operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company's operations. Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, or changes in accounting policies and practices, which could make compliance more difficult or expensive, or otherwise adversely affect the Company's business, financial condition or prospects. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, any reductions in border crossings and commerce resulting from the Homeland Security Programs called "US-VISIT," which is derived from Section 110 of the Illegal Immigration Reform and Immigration Responsibility Act of 1996 could affect the Company negatively, and any possible negative consequences from an adverse immigration law could also have a negative effect on the Company's operations.

The Company's potential future acquisitions and branch expansion could be adversely affected by a number of factors.

        Acquisitions of other financial institutions and branch expansion have been a key element of the Company's growth. There are a number of factors that may impact the ability of the Company to continue to grow through acquisition transactions, including strong competition from other financial institutions who are active or potential acquirers of financial institutions in the existing or future markets of the Company. Acquisitions of other financial institutions and new branches must be approved by bank regulators and such approvals are dependent on many factors, including the results of regulatory examinations and CRA ratings. Unless and until IBC's CRA rating improves, the inability to receive regulatory approvals for proposed acquisitions and branch expansions could adversely affect the future growth and prospects of the Company.

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

        The computer systems and network infrastructure our Company uses could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us. While the Company conducts its own data processing, it is reliant on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company's operations are exposed to risks that these vendors will not perform in accordance with contracted arrangements and in a manner that adequately protects the operations of the Company.

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

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company's regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2010. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

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

The Company's Controls and Procedures May Fail or be Circumvented

        Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

New Lines of Business or New Products and Services May be Subject the Company to Additional Risks

        From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products may not be achieved and price and profitability targets may not prove feasible. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Related to the Company's Industry

Changes in economic and political conditions could adversely affect the Company's earnings, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

        The Company's success depends, to a certain extent, upon economic and political conditions, local, national and international with respect to Mexico, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, changes in capital markets, money supply, political issues, legislative and regulatory changes and other factors beyond the Company's control may adversely affect the Company's asset quality, deposit levels and loan demand and, therefore, the Company's earnings. The Company is particularly affected by conditions in its primary market areas of South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma. While economic conditions in the Company's primary markets have begun to improve, there is no assurance that the improvement will continue. If the weakened economic conditions in the Company's primary market areas worsen or fail to improve, the Company could experience an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company's products and services, any of which could have a material adverse impact on the Company's financial condition and results of operations.

The Company depends on the accuracy and completeness of information about customers and counterparties as well as the soundness of other financial institutions with which the Company interacts.

        In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties, financial institutions or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information or problems with the soundness of other financial institutions with which the Company interacts could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

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

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Company's Interest Expense.

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Dodd-Frank Regulatory Reform Act and other regulatory developments could negatively impact the revenue streams of the Company related to interchange fees and consumer services and result in a contraction of retail banking of the Company.

        The Dodd-Frank Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are reasonable and proportional to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The impact of the FDIC Overdraft Payment Supervisory Guidance could jeopardize the profitability of a number of retail sites of the Company and could result in a reduction of revenue from the Company's overdraft courtesy services. The impact of these provisions on the Company's revenue from interchange fees and overdraft courtesy services is uncertain at this time and will depend upon Federal Reserve final implementing regulations and the implementation of the FDIC Overdraft Payment Supervisory Guidance. The Reform Act also creates a Consumer Finance Protection Bureau. While banks with less than $10 billion in assets, such as each of the subsidiary banks of the Company, based on their asset size as of December 31, 2010, are exempt from the primary examination, and enforcement powers of the CFPA, it is expected that the new agency's rulemaking will affect all banks. The impact of the CFPA is uncertain at this time, but the initiatives of the CFPA could negatively impact revenue streams of the Company related to consumer services. The reduction of revenue from retail banking services coupled with the repeal of the federal prohibition on the payment of interest on demand deposits, could result in a contraction of retail banking of the Company.

The limitation of preemption in the Dodd-Frank Reform Act, the powers of the new Consumer Financial Protection Bureau, and the FDIC Overdraft Payment Supervisory Guidance may increase the likelihood of lawsuits against financial institutions.

        The Dodd-Frank Reform Act provides that courts must make preemption determinations on a case-by-case basis with the respect to particular state laws and can no longer rely on blanket preemption determinations. The new CFPB is specifically authorized to protect consumers from "unfair," "deceptive," and "abusive" acts and practices. Depending on the future actions of the CFPB, the likelihood of lawsuits against financial institutions related to allegedly "unfair," "deceptive" and "abusive" acts and practices could increase. Depending on the future actions of the FDIC Overdraft Payment Supervisory Guidance could result in an increase of lawsuits related to the overdraft courtesy services of financial institutions. There are already a number of lawsuits pending against financial institutions in multi-district proceedings known as "In re Checking Account Overdraft Litigation" related to the overdraft courtesy program of financial institutions. In the third quarter of 2010, IBC was named as a defendant in two purported class-action lawsuits, including one filed in the United States District Court for the Southern District of Texas and one filed in the United States District Court for the Southern District of Florida in the multi-district proceeding. In January 2011, the Texas lawsuit was dismissed without prejudice when the parties stipulated to arbitrate the matter.

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

  •
  Changes in government regulations, policies and guidance.

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

        As of December 31, 2010, we had $201 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

        Unless the Company is able to redeem the Senior Preferred Stock prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.00% on the liquidation preference of $1,000 per share of Senior Preferred Stock (approximately $10,800,000 annually) to 9.00% on the liquidation preference of $1,000 per share of Senior Preferred Stock (approximately $19,440,000 annually). Depending on our financial condition at the time, this increase in dividends on the Series A Preferred Stock could have a negative effect on our liquidity.

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

We may experience increases in the cost of compensation programs

        In addition, pursuant to the Securities Purchase Agreement we adopted Treasury's standards for executive compensation for the period during which the Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock that may be issued pursuant to the warrant. These standards include an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each applicable senior executive. This change to the deductibility limit on executive compensation increased the costs of our compensation programs for the year ended December 31, 2010 and will likely increase the overall cost of our compensation programs in future periods during with the Company is a TARP participant.

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

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have 278 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

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

However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 76 of the 2010 Annual Report to Shareholders which is incorporated herein by reference.

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2010 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	68	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	58	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	53	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Preferred Stock, Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 27 through 29 of Registrant's 2010 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2010 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 29 of Registrant's 2010 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 19 through 25 of Registrant's 2010 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 31 through 87 of Registrant's 2010 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 88 and 89 of Registrant's 2010 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Corporation") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

        As of December 31, 2010, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

        McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the 2010 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Their report, which expresses an unqualified opinion, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
International Bancshares Corporation

        We have audited International Bancshares Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. International Bancshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of International Bancshares Corporation and subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Dallas, Texas
February 28, 2011

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2011 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the portion of the Company's definitive proxy statement entitled "Audit Committee" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion of the Company's definitive proxy statement entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion of the Company's definitive proxy statement entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and (v) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2011 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," which includes, without limitation, the compensation committee certification required under the CPP, and (ii) that portion entitled "Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2011 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2011 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2011 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2010 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Reports of Independent Registered Public Accounting Firm

    Consolidated:
    Statements of Condition as of December 31, 2010 and 2009
    Statements of Income for the years ended December 31, 2010, 2009 and 2008
    Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008
    Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008
    Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
    Notes to Consolidated Financial Statements

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

    (3)(b)*—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference to Exhibit 3(c) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.

    (3)(c)*—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002 incorporated herein by reference to Exhibit 3(d) of the Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.

    (3)(d)*—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 20, 2005, SEC File No. 09439.

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

    (10a)*+—Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

    (10b)*+—The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 333-11689.

    (10c)*+—2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, under the Securities Exchange Act of 1934, filed by the Company on Form 8-K with the Securities and Exchange Commission on April 1, 2005, SEC File No. 09439.

    (10d)*—Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.

    (10e)*—International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.

    (10f)*—International Bancshares Corporation Long-Term Restricted Stock Unit Plan, filed by Registrant on Form 8-K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.

    (13)**—International Bancshares Corporation 2010 Annual Report

    (21)—List of Subsidiaries of International Bancshares Corporation as of February 22, 2011

    (23)—Consent of Independent Registered Public Accounting Firm

    (31a)—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (31b)—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    (32a)++—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (32b)++—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (99a)—Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15

    (99b)—Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

    101++—Interactive Data File

    *
    Previously filed

    +
    Executive Compensation Plans and Arrangements

    **
    Deemed filed only with respect to those portions thereof incorporated herein by reference

    ++
    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2010, 2009 and 2008 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2010 and 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION
(Registrant)
By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 28, 2011
/s/ Imelda Navarro Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ Irving Greenblum Irving Greenblum	Director	February 28, 2011
/s/ R. David Guerra R. David Guerra	Director	February 28, 2011
/s/ Daniel B. Hastings, Jr. Daniel B. Hastings, Jr.	Director	February 28, 2011
/s/ Doug Howland Doug Howland	Director	February 28, 2011
/s/ Sioma Neiman Sioma Neiman	Director	February 28, 2011

Signatures	Title	Date

/s/ Peggy J. Newman Peggy J. Newman	Director	February 28, 2011
/s/ Larry Norton Larry Norton	Director	February 28, 2011
/s/ Leonardo Salinas Leonardo Salinas	Director	February 28, 2011
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 28, 2011
/s/ Guillermo Trevino Guillermo Trevino	Director	February 28, 2011

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2010 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 22, 2011
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (99a)—	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15
Exhibit (99b)—	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15