Form 10-Q
period 2011-03-31
INTERNATIONAL BANCSHARES CORP
filed 2011-05-06
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,697,777 shares outstanding at May 2, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2011	2010
Assets

Cash and due from banks	$302,870	$197,814

Total cash and cash equivalents	302,870	197,814

Investment securities:
Held-to-maturity (Market value of $2,450 on March 31, 2011 and $2,450 on December 31, 2010)	2,450	2,450
Available-for-sale (Amortized cost of $5,209,319 on March 31, 2011 and $5,041,847 on December 31, 2010)	5,258,580	5,086,457

Total investment securities	5,261,030	5,088,907

Loans, net of unearned discounts	5,407,178	5,410,003
Less allowance for probable loan losses	(85,397)	(84,482)

Net loans	5,321,781	5,325,521

Bank premises and equipment, net	464,104	468,950
Accrued interest receivable	33,050	35,660
Other investments	351,679	360,955
Identified intangible assets, net	16,020	17,309
Goodwill, net	282,532	282,532
Other assets	162,477	165,821

Total assets	$12,195,543	$11,943,469

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2011	2010
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$1,800,450	$1,639,076
Savings and interest bearing demand	2,615,829	2,522,842
Time	3,438,985	3,437,640

Total deposits	7,855,264	7,599,558

Securities sold under repurchase agreements	1,419,141	1,433,270
Other borrowed funds	771,959	1,026,780
Junior subordinated deferrable interest debentures	201,126	201,117
Other liabilities	467,691	223,527

Total liabilities	10,715,181	10,484,252

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on March 31, 2011, net of discount of $7,327 and issued 216,000 shares on December 31, 2010, net of discount of $7,932	208,673	208,068
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,717,761 shares on March 31, 2011 and 95,711,285 shares on December 31, 2010	95,718	95,711
Surplus	162,479	162,276
Retained earnings	1,232,095	1,214,743
Accumulated other comprehensive income (including $(7,555) and $(6,870) of comprehensive loss related to other-than- temporary impairment for non-credit related issues)	31,755	28,777
	1,730,720	1,709,575

Less cost of shares in treasury, 28,016,059 shares on March 31, 2011 and December 31, 2010	(250,358)	(250,358)

Total shareholders’ equity	1,480,362	1,459,217

Total liabilities and shareholders’ equity	$12,195,543	$11,943,469

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Interest income:
Loans, including fees	$74,680	$80,614
Investment securities:
Taxable	30,255	37,333
Tax-exempt	2,128	1,634
Other interest income	75	241

Total interest income	107,138	119,822

Interest expense:
Savings deposits	2,262	2,481
Time deposits	8,770	13,053
Securities sold under repurchase agreements	10,586	11,052
Other borrowings	650	311
Junior subordinated interest deferrable debentures	3,037	3,030

Total interest expense	25,305	29,927

Net interest income	81,833	89,895

Provision for probable loan losses	4,080	7,229

Net interest income after provision for probable loan losses	77,753	82,666

Non-interest income:
Service charges on deposit accounts	24,782	24,280
Other service charges, commissions and fees
Banking	13,026	11,620
Non-banking	1,492	1,668
Investment securities transactions, net	1,416	28,264
Other investments, net	5,356	3,357
Other income	2,294	2,408

Total non-interest income	$48,366	$71,597

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Non-interest expense:
Employee compensation and benefits	$32,035	$31,664
Occupancy	8,601	8,518
Depreciation of bank premises and equipment	8,327	9,012
Professional fees	3,886	3,982
Deposit insurance assessments	2,457	2,544
Amortization of identified intangible assets	1,303	1,301
Advertising	1,787	2,614
Litigation expense	—	21,803
Impairment charges (Total other-than-temporary impairment charges, $1,309 net of $1,060, and $19,095, net of $11,892, included in other comprehensive income)	249	7,203
Other	16,820	16,936

Total non-interest expense	75,465	105,577

Income before income taxes	50,654	48,686

Provision for income taxes	17,133	16,640

Net income	$33,521	$32,046

Preferred Stock Dividends	3,305	3,268

Net income available to common shareholders	$30,216	$28,778

Basic earnings per common share:

Weighted average number of shares outstanding:	67,701,315	68,103,940
Net income	$.45	$.42

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,779,608	68,205,891
Net income	$.45	$.42

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$33,521	$32,046

Other comprehensive income, net of tax:

Net unrealized holding gains on securities available for sale arising during period (tax effects of $2,013 and $179)	3,736	333
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(496) and $(9,892))	(920)	(18,372)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $87 and $2,521)	162	4,682

Comprehensive income	$36,499	$18,689

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:

Net income	$33,521	$32,046

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	4,080	7,229
Accretion of time deposit discounts	(4)	(4)
Depreciation of bank premises and equipment	8,327	9,012
Gain on sale of bank premises and equipment	(305)	(337)
Accretion of investment securities discounts	(433)	(428)
Amortization of investment securities premiums	6,140	2,441
Investment securities transactions, net	(1,416)	(28,264)
Impairment charges on available-for-sale investment securities	249	7,203
Amortization of junior subordinated debenture discounts	9	9
Amortization of identified intangible assets	1,303	1,301
Stock based compensation expense	102	152
Earnings from affiliates and other investments	(4,951)	(2,723)
Deferred tax benefit	(1,435)	(11,510)
Decrease in accrued interest receivable	2,610	5,786
Net increase in other assets	6,158	9,174
Net increase in other liabilities	6,175	44,413

Net cash provided by operating activities	60,130	75,500

Investing activities:

Proceeds from maturities of securities	—	200
Proceeds from sales and calls of available for sale securities	352,679	945,670
Purchases of available for sale securities	(601,849)	(300,963)
Principal collected on mortgage-backed securities	302,045	247,833
Net (increase) decrease in loans	(3,168)	81,445
Purchases of other investments	(717)	(14)
Distributions of other investments	14,944	45,224
Purchases of bank premises and equipment	(4,226)	(4,656)
Proceeds from sale of bank premises and equipment	1,050	1,439

Net cash provided by investing activities	60,758	1,016,178

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010

Financing activities:

Net increase in non-interest bearing demand deposits	$161,374	$72,173
Net increase in savings and interest bearing demand deposits	92,987	71,499
Net increase in time deposits	1,349	129,281
Net (decrease) increase in securities sold under repurchase agreements	(14,129)	36,951
Net decrease in other borrowed funds	(254,821)	(1,248,050)
Proceeds from stock transactions	108	—
Payments of dividends on preferred stock	(2,700)	(1,350)

Net cash used in financing activities	(15,832)	(939,496)

Increase in cash and cash equivalents	105,056	152,182

Cash and cash equivalents at beginning of period	197,814	224,638

Cash and cash equivalents at end of period	$302,870	$376,820

Supplemental cash flow information:
Interest paid	$26,290	$29,716
Income taxes paid	5,380	4,120
Accrued dividends, preferred shares	1,350	1,350
Dividends declared, not yet paid	12,863	11,578
Net transfer from loans to other real estate owned	2,828	11,048
Purchases of available-for-sale securities not yet settled	$384,841	$17,061

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), FASB ASC 280, “Segment Reporting”, in determining its reportable segments and related disclosures.

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Note 2 — Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:

Investment securities available-for-sale

U.S. Treasury securities	$1,327	$—	$1,327	$—
Residential mortgage-backed securities	5,066,324	—	5,023,302	43,022
States and political subdivisions	176,239	—	176,239	—
Other	14,690	14,690	—	—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2010 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:

Investment securities available-for-sale

U.S. Treasury securities	$1,327	$—	$1,327	$—
Residential mortgage-backed securities	4,924,468	—	4,878,440	46,028
States and political subdivisions	145,997	—	145,997	—
Other	14,665	14,665	—	—

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in in-active markets and markets that have experienced significant decreases in volume and level of activity, as exhibited by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company used a discounted cash flow model to determine fair value.  Inputs in the model included both historical performance and expected future performance based on information currently available.  Assumptions used in the discounted cash flow model included estimates on future principal prepayment rates, default and loss severity rates.  The Company estimates that future principal prepayment rates will range from 4 — 5% and used a 13% discount rate.  Default rates used in the model were 10 — 11% for the first year and 7% thereafter, and loss severity rates started at 60% for the first year and decline by 10% for the following three years, and remains at 20% thereafter.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2010	$46,028
Principal paydowns, net of discount amortization	(1,697)
Total unrealized gains (losses) included in:
Other comprehensive income	(1,060)
Net income	(249)

Balance at March 31, 2011	$43,022

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

As of March 31, 2011, the Company’s financial instruments measured at fair value on a non-recurring basis are limited to impaired loans.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  The fair value of impaired loans is based on the fair value of the collateral, as determined through an external appraisal process, discounted based on internal criteria.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for probable loan losses based upon the fair value of the underlying collateral.

The following table represents financial instruments measured at fair value on a non-recurring basis as of March 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Provision During the
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$46,159	$—	$—	$46,159	$6,612

The following table represents financial instruments measured at fair value on a non-recurring basis as of December 31, 2010 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting Date Using
(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During the
	2010	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$18,999	$—	$—	$18,999	$5,035

Non-financial assets measured at fair value on a non-recurring basis are limited to other real estate owned.  Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  At the time of foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly.  Other real estate owned is included in other assets on the consolidated financial statements.

The following table represents other real estate owned that was remeasured and reported at fair value as of March 31, 2011:

March 31, 2011
(in thousands)

Carrying value of other real estate prior to remeasurement	$4,555
Less: chargeoffs recognized in the allowance for probable loan losses at initial acquisition	1,259
Less: subsequent writedowns included in other non-interest expense	217
Carrying value of remeasured real estate at end of period	$3,079

The following table represents other real estate owned that was remeasured and reported at fair value as of December 31, 2010:

December 31, 2010
(in thousands)

Carrying value of other real estate prior to remeasurement	$77,089
Plus: capitalized costs included in other real estate owned	1,418
Less: chargeoffs recognized in the allowance for probable loan losses at initial acquisition	23,999
Less: subsequent writedowns included in other non-interest expense	719
Less: sales of other real estate owned	1,470
Carrying value of remeasured real estate at end of period	$52,319

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2011 and December 31, 2010 are outlined below.

Cash and Due From Banks

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  At March 31, 2011, and December 31, 2010, the carrying amount of fixed rate performing loans was $1,344,410,000 and $1,337,827,000 respectively, and the estimated fair value was $1,264,874,000 and $1,226,413,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2011 and December 31, 2010.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  At March 31, 2011 and December 31, 2010, the carrying amount of time deposits was $3,438,985,000 and $3,437,640,000, respectively, and the estimated fair value was $3,451,112,000 and $3,449,980,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2011 and December 31, 2010.  The fair value of the long-term instruments is based on established market spreads.  At March 31, 2011 and December 31, 2010, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,110,075,000 and $1,123,774,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2011 and December 31, 2010.  The fair value of the fixed rate junior subordinated deferrable interest debentures is based on established market spreads to the debentures.  At March 31, 2011 and December 31, 2010, the carrying amount of fixed rate junior subordinated deferrable interest debentures was $139,268,000 and $139,259,000, respectively, and the estimated fair value was $80,659,000 and $74,103,000, respectively.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2011 and December 31, 2010.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  At March 31, 2011 and December 31, 2010, the carrying amount of the long-term FHLB borrowings was $6,759,000 and $6,780,000, respectively, and the estimated fair value was $6,759,000 and $6,780,000, respectively.

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

Note 3— Loans

A summary of net loans, by loan type at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,651,054	$2,615,878
Real estate — mortgage	934,110	948,982
Real estate — construction	1,449,328	1,473,471
Consumer	115,625	126,047
Foreign	257,061	245,625

Total loans	$5,407,178	$5,410,003

Note 4 - Allowance for Probable Loan Losses

The allowance for probable loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio and (iii) allowances based on general economic conditions, changes in the mix of loans, Company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by the prolonged economic downturn.  Loans secured by real estate could be impacted negatively by the continued economic environment and resulting decrease in collateral values.  Consumer loans may be impacted by continued and prolonged unemployment rates.

The Company’s management continually reviews the allowance for loan loss of the bank subsidiaries using the amounts determined from the allowances established on specific loans, allowance established on quantitative historical percentages, allowance based on qualitative data, and the loans charged off and recoveries to establish an appropriate amount to maintain in the Company’s allowance for loan loss.  If the Company’s assumptions change, the allowance for loan loss would either decrease or increase and the Company would increase or decrease the provision for loan loss charged to operations accordingly.  While the calculation of the allowance for probable loan losses utilizes management’s best judgment and all information available, the adequacy of the allowance is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the servicing loan officer to determine if a loan has any potential problem and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the Company’s loans regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, any analysis on loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company determines if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	2011
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,046	$26,695	$16,340	$53	$10,059	$2,611	$6,241	$437	$84,482
Losses charge to allowance	(327)	(941)	—	—	(21)	(235)	(2,936)	(9)	(4,469)
Recoveries credited to allowance	121	3	134	—	2	197	847	—	1,304
Net losses charged to allowance	(206)	(938)	134	—	(19)	(38)	(2,089)	(9)	(3,165)

Provision charged to operations	1,801	5,714	2,088	178	(5,599)	1,700	(1,942)	140	4,080

Balance at March 31,	$23,641	$31,471	$18,562	$231	$4,441	$4,273	$2,210	$568	$85,397

March 31,
2010
(Dollars in Thousands)

Balance at December 31,	$95,393

Losses charged to allowance	(7,235)
Recoveries credited to allowance	451
Net losses charged to allowance	(6,784)

Provision charged to operations	7,229

Balance at March 31,	$95,838

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$23,351	$8,055	$813,695	$15,586
Commercial real estate: other construction & land development	73,353	2,013	1,375,975	29,458
Commercial real estate: farmland & commercial	24,240	3,798	1,693,658	14,764
Commercial real estate: multifamily	455	—	95,655	231
Residential: first lien	4,328	367	519,993	4,074
Residential: junior lien	76	—	409,713	4,273
Consumer	41	—	115,584	2,210
Foreign	3	—	257,058	568

Total	$125,847	$14,233	$5,281,331	$71,164

	December 31, 2010
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$23,426	$8,138	$807,098	$13,908
Commercial real estate: other construction & land development	77,207	592	1,396,264	26,103
Commercial real estate: farmland & commercial	21,844	3,441	1,666,719	12,899
Commercial real estate: multifamily	473	—	96,318	53
Residential: first lien	2,015	—	531,440	10,059
Residential: junior lien	199	—	415,328	2,611
Consumer	29	—	126,018	6,241
Foreign	7	—	245,618	437

Total	$125,200	$12,171	$5,284,803	$72,311

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)

Domestic
Commercial	$22,545	$22,614
Commercial real estate: other construction & land development	73,353	77,207
Commercial real estate: farmland & commercial	7,965	5,486
Commercial real estate: multifamily	455	473
Residential: first lien	4,328	2,015
Residential: junior lien	76	199
Consumer	41	29
Foreign	3	7

Total non-accrual loans	$108,766	$108,030

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$22,985	$22,985	$8,055	$22,988	$10
Commercial real estate: other construction & land development	38,917	38,917	2,013	38,922	188
Commercial real estate: farmland & commercial	19,362	19,538	3,798	19,385	206
Residential: first lien	2,560	2,560	367	2,502	—
Total impaired loans with related allowance	$83,824	$84,000	$14,233	$83,797	$404

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$366	$708	$366	$5
Commercial real estate: other construction & land development	34,436	34,514	34,480	32
Commercial real estate: farmland & commercial	4,878	6,269	4,878	—
Commercial real estate: multifamily	455	455	462	—
Residential: first lien	1,768	1,913	1,782	—
Residential: junior lien	76	99	77	—
Consumer	41	46	41	—
Foreign	3	3	4	—
Total impaired loans with no related allowance	$42,023	$44,007	$42,090	$37

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$23,062	$23,071	$8,138	$23,096	$42
Commercial real estate: other construction & land development	10,603	10,645	592	10,622	—
Commercial real estate: farmland & commercial	17,841	17,878	3,441	18,475	860
Total impaired loans with related allowance	$51,506	$51,594	$12,171	$52,193	$902

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$364	$980	$993	$30
Commercial real estate: other construction & land development	66,604	66,755	68,608	2
Commercial real estate: farmland & commercial	4,003	5,606	5,594	—
Commercial real estate: multifamily	473	473	500	—
Residential: first lien	2,015	2,143	2,297	—
Residential: junior lien	199	226	228	—
Consumer	29	46	49	—
Foreign	7	7	19	—
Total impaired loans with no related allowance	$73,694	$76,236	$78,288	$32

The impaired loans included in the tables above were primarily comprised of collateral dependent commercial loans, which have not been fully charged off.  A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the allowance for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectible loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are improving and better positioned to recover than many other areas of the country.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2011 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at March 31, 2011 and December 31, 2010:

	March 31, 2011
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,725	$475	$1,146	$861	$5,346	$831,700	$837,046
Commercial real estate: other construction & land development	2,320	6,793	57,708	300	66,821	1,382,507	1,449,328
Commercial real estate: farmland & commercial	5,182	2,132	6,966	1,989	14,280	1,703,618	1,717,898
Commercial real estate: multifamily	211	—	—	—	211	95,899	96,110
Residential: first lien	5,482	1,566	7,557	4,436	14,605	509,716	524,321
Residential: junior lien	1,223	541	409	332	2,173	407,616	409,789
Consumer	1,652	667	942	902	3,261	112,364	115,625
Foreign	799	289	847	847	1,935	255,126	257,061
Total past due loans	$20,594	$12,463	$75,575	$9,667	$108,632	$5,298,546	$5,407,178

	December 31, 2010
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,734	$861	$23,239	$1,029	$27,834	$802,690	$830,524
Commercial real estate: other construction & land development	2,685	2,896	50,618	11,507	56,199	1,417,272	1,473,471
Commercial real estate: farmland & commercial	3,077	817	6,600	1,585	10,494	1,678,069	1,688,563
Commercial real estate: multifamily	73	185	473	—	731	96,060	96,791
Residential: first lien	4,884	3,436	5,136	3,472	13,456	519,999	533,455
Residential: junior lien	703	272	457	277	1,432	414,095	415,527
Consumer	1,518	587	1,505	1,477	3,610	122,437	126,047
Foreign	196	380	501	501	1,077	244,548	245,625
Total past due loans	$16,870	$9,434	$88,529	$19,848	$114,833	$5,295,170	$5,410,003

The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List - Pass Credits,” or (iii) “Watch List - Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect the Company’s opinion that the loans reflect potential weakness which require monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List - Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List — Pass Credits” are reviewed and discussed by management on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List — Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the bank if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” now included as part of ASC 310-10, “Receivables,” criteria and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10, is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under SFAS ASC 310-10 if such loan is not collateral dependent.

The allowance based on historical loss experience on the Company’s remaining loan portfolio, which includes the “Special Review Credits,” “Watch List - Pass Credits,” and “Watch List - Substandard Credits” is determined by segregating the remaining loan portfolio into certain categories such as commercial loans, installment loans, international loans, loan concentrations and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for (i) management’s evaluation of changes in lending policies and procedures, (ii) current economic conditions in the market area served by the Company, (iii) other risk factors, (iv) the effectiveness of the internal loan review function, (v) changes in loan portfolios, and (vi) the composition and concentration of credit volume is applied to each category.  Each category is then added together to determine the allowance allocated under ASC 450-20.

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2011 and December 31, 2010 is as follows:

		March 31, 2011
		Special	Watch List	Watch List -	Watch List -
	Pass	Review	- Pass	Substandard	Impaired
		(Dollars in Thousands)

Domestic
Commercial	$745,495	$4,771	$23,970	$39,459	$23,351
Commercial real estate: other construction & land development	1,080,470	112,069	52,470	130,966	73,353
Commercial real estate: farmland & commercial	1,571,776	24,360	32,824	64,698	24,240
Commercial real estate: multifamily	94,318	1,337	—	—	455
Residential: first lien	515,466	1,981	1,702	844	4,328
Residential: junior lien	409,406	—	—	307	76
Consumer	115,524	20	—	40	41
Foreign	256,547	—	—	511	3
Total	$4,789,002	$144,538	$110,966	$236,825	$125,847

		December 31, 2010
		Special	Watch List	Watch List -	Watch List -
	Pass	Review	- Pass	Substandard	Impaired
		(Dollars in Thousands)

Domestic
Commercial	$741,006	$14,015	$7,187	$44,890	$23,426
Commercial real estate: other construction & land development	1,100,430	117,058	53,770	125,006	77,207
Commercial real estate: farmland & commercial	1,521,243	42,353	29,936	73,187	21,844
Commercial real estate: multifamily	94,973	1,345	—	—	473
Residential: first lien	526,504	2,237	1,747	952	2,015
Residential: junior lien	415,021	—	—	307	199
Consumer	125,973	3	—	42	29
Foreign	234,979	10,108	—	531	7
Total	$4,760,129	$187,119	$92,640	$244,915	$125,200

Note 5 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of March 31, 2011, 196,897 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2011 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2010	764,982	$20.65
Plus: Options granted	1,500	18.44
Less:
Options exercised	31	10.40
Options expired	—	—
Options forfeited	6,059	19.13
Options outstanding at March 31, 2011	760,392	$20.66	3.56	$1,739

Options fully vested and exercisable at March 31, 2011	390,695	$24.23	2.21	$101

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2011 and March 31, 2010 was approximately $102,000 and $152,000, respectively.  As of March 31, 2011, there was approximately $572,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.4 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2011 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	—	—	$2,450	$2,450
Total investment securities	$2,450	—	—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Residential mortgage-backed securities	5,019,907	89,238	(42,821)	5,066,324	5,066,324
Obligations of states and political subdivisions	174,260	3,428	(1,449)	176,239	176,239
Equity securities	13,825	910	(45)	14,690	14,690
Total investment securities	$5,209,319	$93,576	$(44,315)	$5,258,580	$5,258,580

(1)          Included in the carrying value of residential mortgage-backed securities are $2,934,615 of mortgage-backed securities issued by Ginnie Mae, $2,088,687 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $43,022 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2010 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
U.S. Treasury securities	$1,327	$—	$—	$1,327	$1,327
Residential mortgage-backed securities	4,876,573	77,741	(29,846)	4,924,468	4,924,468
Obligations of states and political subdivisions	150,122	636	(4,761)	145,997	145,997
Equity securities	13,825	864	(24)	14,665	14,665
Total investment securities	$5,041,847	$79,241	$(34,631)	$5,086,457	$5,086,457

(1)          Included in the carrying value of residential mortgage-backed securities are $2,326,378 of mortgage-backed securities issued by Ginnie Mae, $2,552,062 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $46,028 issued by non-government entities

The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$325	$325	$1,327	$1,327
Due after one year through five years	2,125	2,125	234	240
Due after five years through ten years	—	—	5,124	5,183
Due after ten years	—	—	168,902	170,816
Residential mortgage-backed securities	—	—	5,019,907	5,066,324
Equity securities	—	—	13,825	14,690
Total investment securities	$2,450	$2,450	$5,209,319	$5,258,580

Residential mortgage-backed securities are securities issued by the Freddie Mac, Fannie Mae, Ginnie Mae or non-government entities.  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,547,692,000 and $2,600,948,000 at March 31, 2011.

Proceeds from the sale of securities available-for-sale were $352,679,000 for the three months ended March 31, 2011, which included $350,095,000 of mortgage-backed securities. Gross gains of $1,435,000 and gross losses of $(19,000) were realized on the sales for the three months ended March 31, 2011, respectively.  Proceeds from the sale of securities available-for-sale were $945,670,000 for the three months ended March 31, 2010, which included $943,304,000 of mortgage-backed securities. Gross gains of $28,268,000 and gross losses of $(3,000) were realized on the sales for the three months ended March 31, 2010, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,645,763	$(31,107)	$43,022	$(11,714)	$1,688,785	$(42,821)
Obligations of states and political subdivisions	38,234	(1,355)	372	(94)	38,606	(1,449)
Other equity securities	4,970	(30)	60	(15)	5,030	(45)
	$1,688,967	$(32,492)	$43,454	$(11,823)	$1,732,421	$(44,315)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at

December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,166,720	$(19,192)	$46,028	$(10,654)	$1,212,748	$(29,846)
Obligations of states and political subdivisions	97,701	(4,666)	355	(95)	98,056	(4,761)
Equity securities	4,988	(12)	63	(12)	5,051	(24)
	$1,269,409	$(23,870)	$46,446	$(10,761)	$1,315,855	$(34,631)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by the Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $249,000 ($162,000, after tax) and $7,203,000 ($4,682,000, after tax) were recorded for the quarters ended March 31, 2011 and 2010, respectively.  The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings in 2010 and 2011 (Dollars in Thousands):

Balance at December 31, 2010	$8,416
Impairment charges recognized in earnings during period	249
Balance at March 31, 2011	$8,665

Balance at December 31, 2009	$—
Impairment charges recognized during period	7,203
Balance at March 31, 2010	$7,203

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2011, other borrowed funds totaled $771,959,000, a decrease of 24.8% from $1,026,780,000 at December 31, 2010.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of March 31, 2011 and December 31, 2010, the principal amount of debentures outstanding totaled $201,126,000 and $201,117,000, respectively.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.

On March 14, 2011, upon the request of the Company, the Treasury consented to the repurchase by the Company of $10.4 million in trust preferred securities on Trust I described in the table set forth below, provided that the aggregate amount of the Company’s (i) semi-annual cash dividend, (ii) common stock repurchases and (iii) trust preferred securities redemptions for a given semi-annual period may not exceed the originally permitted semi-annual cash dividend aggregate amount of $0.33 per share.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2011 and December 31, 2010, the total $201,126,000 and $201,117,000 of the Capital Securities outstanding qualified as Tier 1 capital.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions.  Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  On March 16, 2009, the Federal Reserve Board extended for two years the transition period.  The Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital after the transition period ending on March 31, 2011.  The Collins Amendment to the Dodd-Frank Act further restricts the use of trust preferred securities by excluding them from the regulatory capital of banking holding companies more broadly.  However, for institutions with consolidated assets of less than $15 billion on December 31, 2009, such as the Company, the Collins Amendment will not apply to securities issued before May 19, 2010 and all the Company’s trust preferred securities were issued before such date.  Pursuant to this grandfather provision, the Company will be able to continue to treat these securities as Tier 1 capital subject to existing Federal Reserve limitations through the life of the securities.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2011:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate		Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust I	10,400	Fixed	10.18%		Fixed	June 2031	June 2011
Trust VI	25,774	Quarterly	3.76%		LIBOR + 3.45	November 2032	August 2011
Trust VII	10,310	Quarterly	3.55%		LIBOR + 3.25	April 2033	July 2011
Trust VIII	25,774	Quarterly	3.35%		LIBOR + 3.05	October 2033	July 2011
Trust IX	41,238	Fixed	7.10	%(1)	Fixed	October 2036	October 2011
Trust X	34,021	Fixed	6.66	%(1)	Fixed	February 2037	February 2012
Trust XI	32,990	Fixed	6.82	%(1)	Fixed	July 2037	July 2012
Trust XII	20,619	Fixed	6.85	%(1)	Fixed	September 2037	September 2012
	$201,126

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of March 31, 2011, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16, 2011, in the amount of $2,700,000 and will pay a dividend on the Senior Preferred Stock on May 15, 2011, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $605,000 for the three months ended March 31, 2011 and $568,000 for the three months ended March 31, 2010.

The Company paid cash dividends to the common shareholders of $.19 per share on April 18, 2011 to all holders of record on March 28, 2011.  Cash dividends to common shareholders were paid on April 19, and October 18, 2010 to all holders of record on April 1, 2010 and September 30, 2010, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s consent, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 10, 2011, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 10, 2012, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s consent.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 2, 2011, a total of 7,326,172 shares had been repurchased under all programs at a cost of $250,426,000.

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

The Company is involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  An amended judgment was entered in the case on November 19, 2010, in the amount of approximately $24.25 million and it is final and appealable.  During December 2010, the Company deposited $24.4 million with the Court in lieu of a supersedeas bond and the Company is currently appealing the judgment.

In October 2010, the Company was named as a defendant in a purported class-action lawsuit filed in the United States District Court for the Southern District of Florida where similar lawsuits against a number of other banks are currently pending in a multi-district proceeding known as “In re Checking Account Overdraft Litigation.”  The lawsuit challenges the manner in which IBC assesses and collects overdraft fees on ATM and debit transactions and IBC’s policies related to posting order.  The case is in early stages, with no responsive pleadings or motions having been filed.  No class has been certified in the case.  At this stage of the lawsuit, the Company cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any.  The Company intends to defend the action vigorously.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.56% and 11.58%, risk-weighted Tier 1 capital ratio of 20.07% and 19.47% and risk-weighted total capital ratio of 21.33% and 20.72% at March 31, 2011 and December 31, 2010, respectively.  The identified intangibles and goodwill of $298,552,000 as of March 31, 2011, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2011, the total of $201,126,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits.  Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions.  Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations.  Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit.  On March 16, 2009, the Federal Reserve Board extended for two years the transition period.  The Company believes that substantially all of the trust preferred securities issued by the Company will qualify as Tier 1 capital after the transition period ending on March 31, 2011.  The Collins Amendment to the Dodd-Frank Act further restricts the use of trust preferred securities by excluding them from the regulatory capital of banking holding companies more broadly.  However, for institutions with consolidated assets of less than $15 billion on December 31, 2009, such as the Company, the Collins Amendment will not apply to securities issued before May 19, 2010 and all the Company’s trust preferred securities were issued before such date.  Pursuant to this grandfather provision, the Company will be able to continue to treat these securities as Tier 1 capital subject to existing Federal Reserve limitations through the life of the securities.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2010, included in the Company’s 2010 Form 10-K.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011, or any future period.

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

•                  The Company relies, in part, on external financing to fund the Company’s operations and the unavailability of such funds in the future could adversely impact the Company’s growth strategy and prospects.

•                  Changes in consumer spending, borrowings and savings habits.

•                  Changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations, including, without limitation, the repeal of federal prohibitions on the payment of interest on demand deposits.

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

•                  The timing, impact and other uncertainties of the Company’s potential future acquisitions including regulatory restrictions, the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

•                  Changes in the Company’s ability to pay dividends on its Preferred Stock or Common Stock.

•                  Additions to the Company’s loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company’s customers, including, without limitation, lower real estate values or environmental liability risks associated with foreclosed properties.

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

•                  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including without limitation the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations that will be adopted in the future, including the Federal Reserve’s proposed rule that would establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions that may negatively affect interchange revenue from debit card transactions as well as revenue from consumer services.

•                  The Company may be adversely affected by its continued participation in the CPP.

•                  The Company’s success at managing the risks involved in the foregoing items, or a failure or circumvention of the Company’s internal controls and risk management, policies and procedures.

Forward-looking statements speak only as of the date on which such statements are made.  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

The Company, which is headquartered in Laredo, Texas, with 278 facilities and more than 440 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  As the Company adjusts to regulatory changes related to the adoption of the Dodd-Frank Regulatory Reform Act, the Company’s efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2011	December 31, 2010	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,195,543	$11,943,469	2.1%
Net loans	5,321,781	5,325,521	(0.1)
Deposits	7,855,264	7,599,558	3.4
Other borrowed funds	771,959	1,026,780	(24.8)
Junior subordinated deferrable interest debentures	201,126	201,117	—
Shareholders’ equity	1,480,362	1,459,217	1.4

Consolidated Statements of Income Information

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$107,138	$119,822	(10.6)%
Interest expense	25,305	29,927	(15.4)
Net interest income	81,833	89,895	(9.0)
Provision for probable loan losses	4,080	7,229	(43.6)
Non-interest income	48,366	71,597	(32.4)
Non-interest expense	75,465	105,577	(28.5)
Net income available to common shareholders	30,216	28,778	5.0

Per common share:
Basic	$.45	$.42	7.1%
Diluted	.45	.42	7.1

Net Income

Net income available to common shareholders for the first quarter of 2011 increased by 5.0% as compared to the same period in 2010.  Net income during the first quarter of 2011 was positively affected by a lower provision for probable loan losses of approximately $4.1 million, $2.7 million after tax, compared to approximately $7.2 million, $4.7 million, after tax, in the first quarter of 2010.  Net income in 2010 was negatively affected by a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma.  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  An amended judgment was entered in the case on November 19, 2010, in the amount of approximately $24.25 million and it is final and appealable.  During December 2010, the Company deposited $24.4 million with the Court in lieu of a supersedeas bond and the Company is currently appealing the judgment.  Net income in 2010 was positively affected by gains on the sale of investment securities of $28.3 million, $18.4 million, after tax, to facilitate a re-positioning of the Company’s investment portfolio.

Net Interest Income

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$74,680	$80,614	(7.4)%
Investment securities:
Taxable	30,255	37,333	(19.0)
Tax-exempt	2,128	1,634	30.2
Other interest income	75	241	(68.9)

Total interest income	107,138	119,822	(10.6)

Interest expense:
Savings deposits	2,262	2,481	(8.8)
Time deposits	8,770	13,053	(32.8)
Securities sold under repurchase agreements	10,586	11,052	(4.2)
Other borrowings	650	311	109.0
Junior subordinated interest deferrable debentures	3,037	3,030	0.2

Total interest expense	25,305	29,927	(15.4)

Net interest income	$81,833	$89,895	(9.0)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 37 for the March 31, 2011 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$24,782	$24,280	2.1%
Other service charges, commissions and fees
Banking	13,026	11,620	12.1
Non-banking	1,492	1,668	(10.6)
Investment securities transactions, net	1,416	28,264	(95.0)
Other investments, net	5,356	3,357	59.5
Other income	2,294	2,408	(4.7)

Total non-interest income	$48,366	$71,597	(32.4)

Total non-interest income decreased 32.4% for the quarter ended March 31, 2011 from the same quarter of 2010.  The decrease can be attributed to the sale of investment securities to facilitate a re-positioning of the Company’s investment portfolio that occurred in the first quarter of 2010.

Non-Interest Expense

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$32,035	$31,664	1.2%
Occupancy	8,601	8,518	1.0
Depreciation of bank premises and equipment	8,327	9,012	(7.6)
Professional fees	3,886	3,982	(2.4)
Deposit insurance assessments	2,457	2,544	(3.4)
Amortization of identified intangible assets	1,303	1,301	0.2
Advertising	1,787	2,614	(31.6)
Litigation expense	—	21,803	(100.0)
Impairment charges (Total other-than-temporary impairment charges, $1,309, net of $1,060 and $19,095, net of $11,892 included in other comprehensive income)	249	7,203	(96.5)
Other	16,820	16,936	(0.7)

Total non-interest expense	$75,465	$105,577	(28.5)

Non-interest expense decreased 28.5% for the quarter ended March 31, 2011 compared to the same period of 2010.  Net income for the quarter ended March 31, 2010 was negatively impacted by a reserve for a dispute related to certain tax deductions that were inherited by the Company in its 2004 acquisition of LFIN.  On March 31, 2010, the Company recorded an additional reserve of $21.8 million related to this matter, and this amount is included in litigation expense.  The Company recorded other-than-temporary impairment charges of $249 and $7.2 million on non-agency mortgage-backed securities, representing the credit related impairment on the securities for the quarters ended March 31, 2011 and 2010, respectively.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 1.1% to $85,397,000 at March 31, 2011 from $84,482,000 at December 31, 2010.  The provision for probable loan losses charged to expense decreased 43.6% to $4,080,000 for the three months ended March 31, 2011 from $7,229,000 for the same period in 2010.  The allowance for probable loan losses was 1.6% of total loans at March 31, 2011 and December 31, 2010.

Investment Securities

Mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and the Government National Mortgage Association (“Ginnie Mae”).  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.

Loans

Net loans decreased .1% to $5,321,781,000 at March 31, 2011, from $5,325,521,000 at December 31, 2010.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by 3.4% to $7,855,264,000 at March 31, 2011, from $7,599,558,000 at December 31, 2010.  The increase in deposits is the result of the increased demand for deposits and the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2011, the Company had $12,195,543,000 of consolidated assets, of which approximately $257,061,000, or 2.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $245,625,000, or 2.1%, at December 31, 2010.  Of the $257,061,000, 84.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 15.1% is secured by foreign real estate; and 0.2% is unsecured.

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

The Company considers its Allowance for Probable Loan Losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for probable loan losses consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio and (iii) allowances based on general economic conditions, changes in the mix of loans, Company resources, border risk and credit quality indicators, among other things.  See also discussion regarding the allowance for probable loan losses and provision for probable loan losses included in the results of operations and “Provision and Allowance for Probable Loan Losses” included in Notes 1 and 4 of the notes to Consolidated Financial Statements in the Company’s latest Annual Report on Form 10-K for further information regarding the Company’s provision and allowance for probable loan losses policy.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2011 and 2010 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2011, shareholders’ equity was $1,480,362,000 compared to $1,459,217,000 at December 31, 2010, an increase of $21,145,000, or 1.4%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 11.56% and 11.58%, risk-weighted Tier 1 capital ratio of 20.07% and 19.47% and risk-weighted total capital ratio of 21.33% and 20.72% at March 31, 2011 and December 31, 2010, respectively.  The identified intangibles and goodwill of $298,552,000 as of March 31, 2011, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2011 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2011	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$452,868	$1,151,745	$3,480,413	$176,004	$5,261,030
Loans, net of non-accruals	3,992,038	234,583	352,978	718,813	5,298,504

Total earning assets	$4,444,906	$1,386,328	$3,833,391	$894,817	$10,559,442

Cumulative earning assets	$4,444,906	$5,831,234	$9,664,625	$10,559,442

Rate sensitive liabilities

Time deposits	$1,437,425	$1,638,546	$362,500	$514	$3,438,985
Other interest bearing deposits	2,615,829	—	—	—	2,615,829
Securities sold under repurchase agreements	379,491	36,383	3,267	1,000,000	1,419,141
Other borrowed funds	530,200	235,000	—	6,759	771,959
Junior subordinated deferrable interest debentures	61,858	75,259	53,609	10,400	201,126

Total interest bearing liabilities	$5,024,803	$1,985,188	$419,376	$1,017,673	$8,447,040

Cumulative sensitive liabilities	$5,024,803	$7,009,991	$7,429,367	$8,447,040

Repricing gap	(579,897)	$(598,860)	$3,414,015	$(122,856)	$2,112,402
Cumulative repricing gap	(579,897)	(1,178,757)	2,235,258	2,112,402
Ratio of interest-sensitive assets to liabilities	.88	.70	9.14	.88	1.25
Ratio of cumulative, interest-sensitive assets to liabilities	.88	.83	1.30	1.25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2011, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2010 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2010.

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

The Company is involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  An amended judgment was entered in the case on November 19, 2010, in the amount of approximately $24.25 million and it is final and appealable.  During December 2010, the Company deposited $24.4 million with the Court in lieu of a supersedeas bond and the Company is currently appealing the judgment.

In October 2010, the Company was named as a defendant in a purported class-action lawsuit filed in the United States District Court for the Southern District of Florida where similar lawsuits against a number of other banks are currently pending in a multi-district proceeding known as “In re Checking Account Overdraft Litigation.”  The lawsuit challenges the manner in which IBC assesses and collects overdraft fees on ATM and debit transactions and IBC’s policies related to posting order.  The case is in early stages, with no responsive pleadings or motions having been filed.  No class has been certified in the case.  At this stage of the lawsuit, the Company cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any.  The Company intends to defend the action vigorously.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009 and March 14, 2011, the Company obtained consent from the Treasury and a modification of the original consent from the Treasury to expand the original consent to include the redemption of trust preferred securities, respectively, which permit the Company to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends, common stock repurchases and redemptions of trust preferred securities for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.  Following receipt of the Treasury Department’s original consent on April 7, 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 10, 2011, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2012, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s original consent and modification.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 2, 2011, a total of 7,326,172 shares had been repurchased under all programs at a cost of $250,426,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 – January 31, 2011	—	—	—	$40,000,000
February 1 – February 28, 2011	—	—	—	40,000,000
March 1 – March 31, 2011	—	—	—	40,000,000
	—	—	—

(1) The repurchase program was extended on March 10, 2011 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2012.

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

++  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 6, 2011	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 6, 2011	/s/ Imelda Navarro
Imelda Navarro
Treasurer