Form 10-Q
period 2011-09-30
INTERNATIONAL BANCSHARES CORP
filed 2011-11-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,277,845 shares outstanding at October 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2011	2010
Assets

Cash and due from banks	$229,439	$197,814

Total cash and cash equivalents	229,439	197,814

Investment securities:
Held-to-maturity (Market value of $2,575 on September 30, 2011 and $2,450 on December 31, 2010)	2,575	2,450
Available-for-sale (Amortized cost of $4,840,723 on September 30, 2011 and $5,041,847 on December 31, 2010)	4,988,913	5,086,457

Total investment securities	4,991,488	5,088,907

Loans, net of unearned discounts	5,122,200	5,410,003
Less allowance for probable loan losses	(78,406)	(84,482)

Net loans	5,043,794	5,325,521

Bank premises and equipment, net	456,738	468,950
Accrued interest receivable	30,179	35,660
Other investments	350,934	360,955
Identified intangible assets, net	13,440	17,309
Goodwill, net	282,532	282,532
Other assets	195,312	165,821

Total assets	$11,593,856	$11,943,469

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2011	2010
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$1,802,783	$1,639,076
Savings and interest bearing demand	2,625,154	2,522,842
Time	3,325,649	3,437,640

Total deposits	7,753,586	7,599,558

Securities sold under repurchase agreements	1,386,817	1,433,270
Other borrowed funds	557,744	1,026,780
Junior subordinated deferrable interest debentures	190,726	201,117
Other liabilities	121,931	223,527

Total liabilities	10,010,804	10,484,252

Commitments, Contingent Liabilities and Other Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on September 30, 2011, net of discount of $6,088 and issued 216,000 shares on December 31, 2010, net of discount of $7,932	209,912	208,068
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,719,559 shares on September 30, 2011 and 95,711,285 shares on December 31, 2010	95,720	95,711
Surplus	162,660	162,276
Retained earnings	1,275,926	1,214,743
Accumulated other comprehensive income (including $(7,198) and $(6,870) of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	95,525	28,777
	1,839,743	1,709,575

Less cost of shares in treasury, 28,433,714 shares on September 30, 2011 and 28,016,059 shares on December 31, 2010	(256,691)	(250,358)

Total shareholders’ equity	1,583,052	1,459,217

Total liabilities and shareholders’ equity	$11,593,856	$11,943,469

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income:
Loans, including fees	$72,461	$77,037	$221,715	$236,417
Investment securities:
Taxable	28,427	33,665	87,890	103,346
Tax-exempt	2,694	1,897	7,208	5,314
Other interest income	41	1,656	1,792	2,081

Total interest income	103,623	114,255	318,605	347,158

Interest expense:
Savings deposits	1,732	2,210	6,226	7,101
Time deposits	7,636	11,298	24,551	37,173
Securities sold under repurchase agreements	10,608	11,005	31,807	33,292
Other borrowings	332	317	1,427	757
Junior subordinated interest deferrable debentures	2,771	3,072	8,806	9,149

Total interest expense	23,079	27,902	72,817	87,472

Net interest income	80,544	86,353	245,788	259,686

Provision for probable loan losses	5,670	6,837	7,833	15,495

Net interest income after provision for probable loan losses	74,874	79,516	237,955	244,191

Non-interest income:
Service charges on deposit accounts	24,205	25,613	72,905	74,847
Other service charges, commissions and fees
Banking	13,749	11,787	41,187	35,574
Non-banking	1,677	2,607	4,346	6,130
Gain on investment securities transactions, net	6,587	13	9,448	30,850
Other investments, net	2,749	4,710	12,325	12,183
Other income	2,244	2,159	7,230	8,302

Total non-interest income	51,211	46,889	147,441	167,886

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Non-interest expense:
Employee compensation and benefits	$32,034	$32,379	$96,689	$96,541
Occupancy	10,640	9,347	28,256	26,589
Depreciation of bank premises and equipment	8,491	8,770	24,749	26,751
Professional fees	3,698	4,291	11,273	12,054
Deposit insurance assessments	2,472	2,475	7,521	7,687
Net expense, other real estate owned	1,954	525	11,218	2,409
Amortization of identified intangible assets	1,324	1,321	3,950	3,946
Advertising	1,794	2,480	5,421	7,547
Litigation expense	—	34	—	21,837
Impairment charges (Total other-than-temporary impairment charges, $152, net of $(134), $(55), net of $(586), $1,206, net of $505, and $3,989, net of $(4,003) included in other comprehensive income)	286	531	701	7,992
Other	17,597	17,226	49,919	51,069

Total non-interest expense	80,290	79,379	239,697	264,422

Income before income taxes	45,795	47,026	145,699	147,655

Provision for income taxes	15,164	13,477	48,923	48,052

Net income	30,631	33,549	96,776	99,603

Preferred Stock Dividends	3,324	3,286	9,944	9,831

Net income available to common shareholders	$27,307	$30,263	$86,832	$89,772

Basic earnings per common share:

Weighted average number of shares outstanding:	67,423,857	67,822,455	67,583,449	67,995,734
Net income	$.41	$.45	$1.28	$1.32

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,469,889	67,880,694	67,645,411	68,082,452
Net income	$.40	$.45	$1.28	$1.32

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$30,631	$33,549	$96,776	$99,603

Other comprehensive income, net of tax

Net unrealized holding gains on securities available for sale arising during period (tax effects of $7,125, $45, $39,003 and $9,791)	13,232	84	72,433	18,183
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(2,306), $(5), $(3,307) and $(10,798)	(4,281)	(8)	(6,141)	(20,052)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $100, $186, $245, $2,797)	186	345	456	5,195

Comprehensive income	$39,768	$33,970	$163,524	$102,929

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:

Net income	$96,776	$99,603

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	7,833	15,495
Accretion of time deposit discounts	(11)	(11)
Depreciation of bank premises and equipment	24,749	26,751
Gain on sale of bank premises and equipment	(267)	(192)
Accretion of investment securities discounts	(1,387)	(1,284)
Amortization of investment securities premiums	13,968	7,906
Investment securities transactions, net	(9,448)	(30,850)
Impairment charges on available-for-sale investment securities	701	7,992
Amortization of junior subordinated debenture discounts	9	27
Amortization of identified intangible assets	3,950	3,946
Stock based compensation expense	280	431
Earnings from affiliates and other investments	(11,542)	(10,940)
Deferred tax expense (benefit)	766	(11,355)
Decrease in accrued interest receivable	5,481	6,234
Net decrease in other assets	18,328	12,752
Net increase in other liabilities	7,976	38,229

Net cash provided by operating activities	158,162	164,734

Investing activities:

Proceeds from maturities of securities	1,300	1,924
Proceeds from sales and calls of available for sale securities	926,869	1,068,184
Purchases of available for sale securities	(1,596,603)	(1,956,467)
Principal collected on mortgage-backed securities	703,618	737,947
Net decrease in loans	228,021	85,195
Purchases of other investments	(1,941)	(2,239)
Distributions of other investments	23,504	29,870
Purchases of bank premises and equipment	(13,450)	(11,243)
Proceeds from sale of bank premises and equipment	1,180	1,854

Net cash provided by (used in) investing activities	272,498	(44,975)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010

Financing activities:

Net increase in non-interest bearing demand deposits	$163,707	$55,740
Net increase in savings and interest bearing demand deposits	102,312	203,944
Net (decrease) increase in time deposits	(111,980)	24,532
Net (decrease) increase in securities sold under repurchase agreements	(46,453)	36,283
Net decrease in other borrowed funds	(469,036)	(425,325)
Repayment of long-term debt	(10,400)	—
Purchase of treasury stock	(6,333)	(6,493)
Proceeds from stock transactions	112	484
Payments of dividends on common stock	(12,864)	(11,578)
Payments of dividends on preferred stock	(8,100)	(8,100)

Net cash used in financing activities	(399,035)	(130,513)

Increase (decrease) in cash and cash equivalents	31,625	(10,754)

Cash and cash equivalents at beginning of period	197,814	224,638

Cash and cash equivalents at end of period	$229,439	$213,884

Supplemental cash flow information:
Interest paid	$75,533	$88,561
Income taxes paid	45,022	55,234
Accrued dividends, preferred shares	1,350	1,350
Dividends declared, not yet paid on common stock	12,784	12,867
Purchases of available-for-sale securities not yet settled	—	451,148
Sales of available-for-sale securities not yet settled	2,027	—
Net transfers from loans to other real estate owned	45,873	56,609

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Measured on a recurring basis:
Assets:
Residential mortgage-backed securities
Available-for-sale	$4,749,581	$—	$4,709,104	$40,477
States and political subdivisions
Available-for-sale	224,515	—	224,515	—
Other
Available-for-sale	14,817	14,817	—	—

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

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in in-active markets and markets that have experienced significant decreases in volume and level of activity, as exhibited by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company used a discounted cash flow model to determine fair value.  Inputs in the model included both historical performance and expected future performance based on information currently available.  Assumptions used in the discounted cash flow model included estimates on future principal prepayment rates, default and loss severity rates.  The Company estimates that future principal prepayment rates will range from 4 — 5% and used a 13% discount rate.  Default rates used in the model were 10 — 11% for the first year and 7% thereafter, and loss severity rates started at 60% for the first year and are decreased by 10% for the following three years, and remains at 20% thereafter.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (dollars in thousands):

Balance at December 31, 2010	$46,028
Principal paydowns	(4,345)
Total unrealized gains (losses) included in:
Other comprehensive income	(505)
Net income	(701)

Balance at September 30, 2011	$40,477

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents assets measured at fair value on a non-recurring basis as of and for the period ended September 30, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date
		Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active	Significant
	Nine months ended September 30, 2011	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provision During Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$60,588	$—	$—	$60,588	$7,238
Other real estate owned	33,122	—	—	33,122	7,998

The following table represents assets measured at fair value on a non-recurring basis as of and for the year ended December 31, 2010 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date
		Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for	Significant Other	Significant
	Year ended December 31, 2010	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Provision During Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$24,034	$—	$—	$24,034	$(114)
Other real estate owned	52,319	—	—	52,319	719

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly.  Other real estate owned is included in other assets on the consolidated financial statements.  For the nine months ended September 30, 2011 and the twelve months ended December 31, 2010, the Company recorded $1,560,000 and $23,999,000 in charges to the allowance for probable loan losses in connection with other real estate owned.  For the nine months ended September 30, 2011 and the twelve months ended December 31, 2010, the Company recorded $7,998,000 and $719,000 in write downs in fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2011 and December 31, 2010 are outlined below.

Cash and Due From Banks

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities Held to Maturity

The carrying amounts of investments held-to-maturity approximate fair value.

Investment Securities Available For Sale

For investment securities, which include U. S. Treasury securities, obligations of other U. S. government agencies, obligations of states and political subdivisions and mortgage pass through and related securities, fair values are from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  See disclosures of fair value of investment securities in Note 6.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, real estate and consumer loans as outlined by regulatory reporting guidelines.  Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  At September 30, 2011, and December 31, 2010, the carrying amount of fixed rate performing loans was $1,310,256,000 and $1,337,827,000 respectively, and the estimated fair value was $1,239,371,000 and $1,226,413,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2011 and December 31, 2010.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  At September 30, 2011 and December 31, 2010, the carrying amount of time deposits was $3,325,649,000 and $3,437,640,000, respectively, and the estimated fair value was $3,339,442,000 and $3,449,980,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2011 and December 31, 2010.  The fair value of the long-term instruments is based on established market spreads.  At September 30, 2011 and December 31, 2010, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,164,628,000 and $1,123,774,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2011 and December 31, 2010.  The fair value of the fixed rate junior subordinated deferrable interest debentures is based on established market spreads to the debentures.  At September 30, 2011 and December 31, 2010, the carrying amount of fixed rate junior subordinated deferrable interest debentures was $128,868,000 and $139,259,000, respectively, and the estimated fair value was $67,681,000 and $74,103,000, respectively.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2011 and December 31, 2010.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  At September 30, 2011 and December 31, 2010, the carrying amount of the long-term FHLB borrowings was $6,694,000 and $6,780,000, respectively, and the estimated fair value was $7,303,000 and $6,780,000, respectively.

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

Note 3— Loans

A summary of net loans, by loan type at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,590,879	$2,615,878
Real estate — mortgage	928,885	948,982
Real estate — construction	1,255,368	1,473,471
Consumer	101,294	126,047
Foreign	245,774	245,625

Total loans	$5,122,200	$5,410,003

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

The specific loan loss provision is determined using the following methods.  Credit quality committee meetings are held on a weekly basis to proactively monitor the loan portfolio.  The committee includes key personnel and the servicing loan officer.  The committee reviews loan past due reports to determine if a loan has any potential problem and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the Company’s loans regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, any analysis on loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company will determine if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.  On a quarterly basis, an asset quality meeting is held to review the internal classified loan listings and progress reports on the loans included on the list.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	September 30, 2011
	Domestic						Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)
Balance at December 31,	$22,046	$26,695	$16,340	$53	$10,059	$2,611	$6,241	$437	$84,482
Losses charge to allowance	(11,873)	(1,458)	(1,955)	—	(701)	(979)	(750)	(13)	(17,729)
Recoveries credited to allowance	2,982	133	235	—	5	279	181	5	3,820
Net losses charged to allowance	(8,891)	(1,325)	(1,720)	—	(696)	(700)	(569)	(8)	(13,909)

Provision (credit) charged to operations	6,425	(7,088)	9,324	996	(3,564)	4,215	(3,554)	1,079	7,833

Balance at September 30,	$19,580	$18,282	$23,944	$1,049	$5,799	$6,126	$2,118	$1,508	$78,406

September 30,
2010
(Dollars in Thousands)

Balance at December 31,	$95,393

Losses charged to allowance	(29,036)
Recoveries credited to allowance	998
Net losses charged to allowance	(28,038)

Provision charged to operations	15,495

Balance at September 30,	$82,850

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively. The Company’s provision for probable loan losses decreased from the nine months ended September 30, 2010 to September 30, 2011 mainly due to a decrease in the Company’s charge-off experience over the last year and a decrease in the loan portfolio.  While the Texas and Oklahoma economies are performing better and appear to be recovering faster than other parts of the country, Texas and Oklahoma are not completely immune to the problems associated with the U.S. economy.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$23,673	$8,049	$746,430	$11,531
Commercial real estate: other construction & land development	61,286	3,000	1,194,082	15,282
Commercial real estate: farmland & commercial	47,301	7,923	1,656,066	16,021
Commercial real estate: multifamily	431	—	116,978	1,049
Residential: first lien	2,181	94	520,158	5,705
Residential: junior lien	1,722	—	404,824	6,126
Consumer	1,299	—	99,995	2,118
Foreign	—	—	245,774	1,508

Total	$137,893	$19,066	$4,984,307	$59,340

	December 31, 2010
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$23,426	$8,138	$807,098	$13,908
Commercial real estate: other construction & land development	77,207	592	1,396,264	26,103
Commercial real estate: farmland & commercial	21,844	3,441	1,666,719	12,899
Commercial real estate: multifamily	473	—	96,318	53
Residential: first lien	2,015	—	531,440	10,059
Residential: junior lien	199	—	415,328	2,611
Consumer	29	—	126,018	6,241
Foreign	7	—	245,618	437

Total	$125,200	$12,171	$5,284,803	$72,311

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)

Domestic
Commercial	$22,880	$22,614
Commercial real estate: other construction & land development	55,194	77,207
Commercial real estate: farmland & commercial	26,129	5,486
Commercial real estate: multifamily	431	473
Residential: first lien	1,856	2,015
Residential: junior lien	76	199
Consumer	52	29
Foreign	—	7

Total non-accrual loans	$106,618	$108,030

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

The following tables detail key information regarding the Company’s impaired loans by loan class at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$23,018	$23,061	$8,049	$23,084	$30
Commercial real estate: other construction & land development	35,250	35,272	3,000	35,248	—
Commercial real estate: farmland & commercial	29,915	29,929	7,923	24,160	607
Residential: first lien	389	389	94	389	—
Total impaired loans with related allowance	$88,572	$88,651	$19,066	$82,881	$637

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$655	$665	$662	$—
Commercial real estate: other construction & land development	26,036	26,036	27,680	58
Commercial real estate: farmland & commercial	17,386	17,832	17,145	48
Commercial real estate: multifamily	431	431	447	—
Residential: first lien	1,792	1,847	1,629	14
Residential: junior lien	1,722	1,729	1,708	86
Consumer	1,299	1,301	1,624	—
Total impaired loans with no related allowance	$49,321	$49,841	$50,895	$206

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$23,062	$23,071	$8,138	$23,096	$42
Commercial real estate: other construction & land development	10,603	10,645	592	10,622	—
Commercial real estate: farmland & commercial	17,841	17,878	3,441	18,475	860
Total impaired loans with related allowance	$51,506	$51,594	$12,171	$52,193	$902

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$364	$980	$993	$30
Commercial real estate: other construction & land development	66,604	66,755	68,608	2
Commercial real estate: farmland & commercial	4,003	5,606	5,594	—
Commercial real estate: multifamily	473	473	500	—
Residential: first lien	2,015	2,143	2,297	—
Residential: junior lien	199	226	228	—
Consumer	29	46	49	—
Foreign	7	7	19	—
Total impaired loans with no related allowance	$73,694	$76,236	$78,288	$32

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2011 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at September 30, 2011 and December 31, 2010:

	September 30, 2011
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,021	$817	$2,163	$1,429	$7,001	$763,102	$770,103
Commercial real estate: other construction & land development	11,286	741	46,319	5,315	58,346	1,197,022	1,255,368
Commercial real estate: farmland & commercial	6,111	4,069	17,679	1,329	27,859	1,675,508	1,703,367
Commercial real estate: multifamily	—	—	431	—	431	116,978	117,409
Residential: first lien	5,679	7,861	6,883	5,469	20,423	501,916	522,339
Residential: junior lien	798	390	553	486	1,741	404,805	406,546
Consumer	2,150	630	936	889	3,716	97,578	101,294
Foreign	1,813	556	77	77	2,446	243,328	245,774
Total past due loans	$31,858	$15,064	$75,041	$14,994	$121,963	$5,000,237	$5,122,200

	December 31, 2010
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,734	$861	$23,239	$1,029	$27,834	$802,690	$830,524
Commercial real estate: other construction & land development	2,685	2,896	50,618	11,507	56,199	1,417,272	1,473,471
Commercial real estate: farmland & commercial	3,077	817	6,600	1,585	10,494	1,678,069	1,688,563
Commercial real estate: multifamily	73	185	473	—	731	96,060	96,791
Residential: first lien	4,884	3,436	5,136	3,472	13,456	519,999	533,455
Residential: junior lien	703	272	457	277	1,432	414,095	415,527
Consumer	1,518	587	1,505	1,477	3,610	122,437	126,047
Foreign	196	380	501	501	1,077	244,548	245,625
Total past due loans	$16,870	$9,434	$88,529	$19,848	$114,833	$5,295,170	$5,410,003

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
	Pass	Special Review	Watch List - Pass	Watch List- Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$658,927	$5,439	$6,642	$75,422	$23,673
Commercial real estate: other construction & land development	1,036,331	76,435	5,956	75,360	61,286
Commercial real estate: farmland & commercial	1,471,031	89,713	43,223	52,099	47,301
Commercial real estate: multifamily	116,978	—	—	—	431
Residential: first lien	516,375	841	—	2,942	2,181
Residential: junior lien	404,225	266	323	10	1,722
Consumer	99,975	—	—	20	1,299
Foreign	245,288	—	—	486	—
Total	$4,549,130	$172,694	$56,144	$206,339	$137,893

	December 31, 2010
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$741,006	$14,015	$7,187	$44,890	$23,426
Commercial real estate: other construction & land development	1,100,430	117,058	53,770	125,006	77,207
Commercial real estate: farmland & commercial	1,521,243	42,353	29,936	73,187	21,844
Commercial real estate: multifamily	94,973	1,345	—	—	473
Residential: first lien	526,504	2,237	1,747	952	2,015
Residential: junior lien	415,021	—	—	307	199
Consumer	125,973	3	—	42	29
Foreign	234,979	10,108	—	531	7
Total	$4,760,129	$187,119	$92,640	$244,915	$125,200

Note 5 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of September 30, 2011, 230,398 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the nine months ended September 30, 2011 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2010	764,982	$20.65
Plus: Options granted	3,000	16.06
Less:
Options exercised	7,092	17.95
Options expired	81,218	19.93
Options forfeited	46,797	21.41
Options outstanding at September 30, 2011	632,875	20.72	3.56	$568

Options fully vested and exercisable at September 30, 2011	320,640	24.54	2.64	85

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2011 was approximately $85,000 and $280,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2010 was approximately $135,000 and $431,000, respectively.  As of September 30, 2011, there was approximately $402,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.3 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2011 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,575	—	—	$2,575	$2,575
Total investment securities	$2,575	—	—	$2,575	$2,575

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,616,720	$144,020	$(11,159)	$4,749,581	$4,749,581
Obligations of states and political subdivisions	210,178	15,257	(920)	224,515	224,515
Equity securities	13,825	1,031	(39)	14,817	14,817
Total investment securities	$4,840,723	$160,308	$(12,118)	$4,988,913	$4,988,913

(1)          Included in the carrying value of residential mortgage-backed securities are $2,958,000  of mortgage-backed securities issued by Ginnie Mae, $1,751,104 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $40,477  issued by non-government entities

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

(1)          Included in the carrying value of residential mortgage-backed securities are $2,326,378 of mortgage-backed securities issued by Ginnie Mae, $2,552,062 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $46,028 issued by non-government entities

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$1,250	$1,250	$—	$—
Due after one year through five years	1,325	1,325	—	—
Due after five years through ten years	—	—	4,795	4,882
Due after ten years	—	—	205,383	219,633
Residential mortgage-backed securities	—	—	4,616,720	4,749,581
Equity securities	—	—	13,825	14,817
Total investment securities	$2,575	$2,575	$4,840,723	$4,988,913

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,575,377,000 and $2,672,065,000 at September 30, 2011.

Proceeds from the sale of securities available-for-sale were $152,013,000 and $926,869,000 for the three and nine months ended September 30, 2011, which included $150,325,000 and $920,569,000 of mortgage-backed securities. Gross gains of $6,588,000 and $9,481,000 and gross losses of $(1,000) and $(33,000) were realized on the sales for the three and nine months ended September 30, 2011, respectively.  Proceeds from the sale of securities available-for-sale were $17,001,000 and $1,068,184,000 for the three and nine months ended September 30, 2010, which included $15,137,000 and $1,057,815,000 of mortgage-backed securities. Gross gains of $14,000 and $30,857,000 and gross losses of $(1,000) and $(7,000) were realized on the sales for the three and nine months ended September 30, 2010, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$—	$—	$40,477	$(11,159)	$40,477	$(11,159)
Obligations of states and political subdivisions	5,519	(202)	3,208	(718)	8,727	(920)
Other equity securities	—	—	37	(39)	37	(39)
	$5,519	$(202)	$43,722	$(11,916)	$49,241	$(12,118)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $286,000 ($185,900, after tax) and $701,000 ($455,650, after tax) were recorded for the three and nine months ended September 30, 2011. Impairment charges of $531,000 ($345,150, after tax) and $7,992,000 ($5,194,800, after tax) were recorded for the three and nine months ended September 30, 2010. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended September 30, 2011 (Dollars in Thousands):

Balance at June 30, 2011	$8,831
Impairment charges recognized during period	286
Balance at September 30, 2011	$9,117

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the nine months ended September 30, 2011 (Dollars in Thousands):

Balance at December 31, 2010	$8,416
Impairment charges recognized during period	701
Balance at September 30, 2011	$9,117

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended September 30, 2010 (Dollars in Thousands):

Balance at June 30, 2010	$7,461
Impairment charges recognized during period	531
Balance at September 30, 2010	$7,992

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the nine months ended September 30, 2010 (Dollars in Thousands):

Balance at December 31, 2009	$—
Impairment charges recognized during period	7,992
Balance at September 30, 2010	$7,992

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2011, other borrowed funds totaled $557,744,000, a decrease of 45.7% from $1,026,780,000 at December 31, 2010.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of September 30, 2011 and December 31, 2010, the principal amount of debentures outstanding totaled $190,726,000 and $201,117,000, respectively.  As a result of the participation in the TARP Capital Purchase Program, the Company may not, without the consent of the Treasury Department, redeem any of the Debentures until the earlier to occur of December 23, 2011, or the date on which the Company has redeemed all of the Series A Preferred Stock issued under the Capital Purchase Program or the date on which the Treasury has transferred all of the Series A Preferred Stock to third parties not affiliated with the Treasury.  On March 14, 2011, upon the request of the Company, the Treasury consented to the repurchase by the Company of the $10.4 million in trust preferred securities of Trust I, as well as related costs for a total payment of approximately $11 million, provided that the aggregate amount of the Company’s (i) semi-annual cash dividend, (ii) common stock repurchases and (iii) trust preferred securities redemptions for a given semi-annual period may not exceed the originally permitted semi-annual cash dividend aggregate amount of $.33 per share.  One half of the Trust I securities were redeemed on June 8, 2011 and the remaining one half of the Trust I securities were redeemed on July 1, 2011.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements. Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2011 and December 31, 2010, the total $190,726,000 and $201,117,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2011:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate		Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust VI	$25,774	Quarterly	3.74%		LIBOR + 3.45	November 2032	February 2012
Trust VII	10,310	Quarterly	3.50%		LIBOR + 3.25	April 2033	January 2012
Trust VIII	25,774	Quarterly	3.30%		LIBOR + 3.05	October 2033	January 2012
Trust IX	41,238	Fixed	7.10	%(1)	Fixed	October 2036	January 2012
Trust X	34,021	Fixed	6.66	%(1)	Fixed	February 2037	February 2012
Trust XI	32,990	Fixed	6.82	%(1)	Fixed	July 2037	July 2012
Trust XII	20,619	Fixed	6.85	%(1)	Fixed	September 2037	September 2012
	$190,726

(1) Trust IX, X, XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR  +1.62%, 1.65%, 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of September 30, 2011, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 15, May 16 and August 15, 2011, in the amount of $2,700,000 each and will pay a dividend on the Senior Preferred Stock on November 15, 2011, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $624,000 and $1,844,000 for the three and nine months ended September 30, 2011 and $586,000 and $1,731,000 for the three and nine months ended September 30, 2010.

The Company paid cash dividends to the common shareholders of $.19 per share on April 18, 2011 to all holders of record on March 28, 2011 and $.19 per share on October 17, 2011 to all holders of record on September 30, 2011.  Cash dividends to common shareholders were paid on April 19, and October 18, 2010 to all holders of record on April 1, 2010 and September 30, 2010, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009, the Company obtained consent from the Treasury to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends and common stock repurchases for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s consent, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 10, 2011, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 10, 2012, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s consent.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2011, a total of 7,747,827 shares had been repurchased under all programs at a cost of $235,819,000.

Note 10 - Commitments and Contingent Liabilities and Other Matters

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

In October 2010, the Company was named as a defendant in two purported class-action lawsuits, including one filed in the United States District Court for the Southern District of Texas and one filed in the United States District Court for the Southern District of Florida where similar lawsuits against a number of other banks are currently pending in a multi-district proceeding known as “In re Checking Account Overdraft Litigation.”  The Texas lawsuit was dismissed without prejudice on January 12, 2011, when the parties stipulated to arbitrate the matter.  The Florida lawsuit was dismissed without prejudice on September 30, 2011, when the parties settled the matter.  The amount expensed by the Company in connection with the settlement of the lawsuit was not significant.  The settlement amount of the Florida lawsuit resolved all pending cases against the Company connected with overdraft fees or posting order, and no other substantively similar litigation against the Company or any of its subsidiary banks is known to exist.

On September 22, 2011, the Company announced the approval of a restructuring plan that will result in the closing of fifty five (55) in store branches by December 31, 2011.  The branch closures are a result of reduced levels of revenue resulting from regulatory changes related to interchange fee income.  The branches are being closed in order to align IBC’s expenses with the reduced levels of revenue, protecting the Company’s financial strength while preserving IBC’s free products program.  It is anticipated that the restructuring plan will result in estimated combined charges to the Company of $5.56 million, before tax, that will be recognized in the fourth quarter.  These estimates are preliminary as management is still in the process of evaluating the cost of implementing the restructuring plan.  Accordingly, the final charges may differ significantly from these estimates.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.15% and 11.58%, risk-weighted Tier 1 capital ratio of 22.09% and 19.47% and risk-weighted total capital ratio of 23.34% and 20.72% at September 30, 2011 and December 31, 2010, respectively.  The identified intangibles and goodwill of $295,972,000 as of September 30, 2011, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2011, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2010, included in the Company’s 2010 Form 10-K.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011, or any future period.

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

•                  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations that will be adopted in the future, including the Federal Reserve’s new interim final rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is expected to  negatively affect interchange revenue from debit card transactions as well as revenue from consumer services.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 275 facilities and 440 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2011	December 31, 2010	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,593,856	$11,943,469	(2.9)%
Net loans	5,043,794	5,325,521	(5.3)
Deposits	7,753,586	7,599,558	2.0
Other borrowed funds	557,744	1,026,780	(45.7)
Junior subordinated deferrable interest debentures	190,726	201,117	(5.2)
Shareholders’ equity	1,583,052	1,459,217	8.5

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Interest income	$103,623	$114,255	(9.3)%	$318,605	$347,158	(8.2)%
Interest expense	23,079	27,902	(17.3)	72,817	87,472	(16.8)
Net interest income	80,544	86,353	(6.7)	245,788	259,686	(5.4)
Provision for probable loan losses	5,670	6,837	(17.1)	7,833	15,495	(49.4)
Non-interest income	51,211	46,889	9.2	147,441	167,886	(12.2)
Non-interest expense	80,290	79,379	1.1	239,697	264,422	(9.4)
Net income available to common shareholders	27,307	30,263	(9.8)	86,832	89,772	(3.3)

Per common share (adjusted for stock dividends):
Basic	$.41	$.45	(8.9)%	$1.28	$1.32	(3.0)%
Diluted	.40	.45	(11.1)	1.28	1.32	(3.0)

Net Income

Net income available to common shareholders for the third quarter of 2011 decreased by 9.8% and net income available to common shareholders for the nine months ended September 30, 2011 decreased by 3.3% when compared to the same period in 2010.  Net income during the first nine months of 2011 was positively affected by a lower provision for probable loan losses of approximately $7.8 million, $5.1 million after tax, compared to approximately $15.5 million, $10.1 million, after tax, in the first nine months of 2010.  Net income for the first nine months of 2010 was negatively affected by a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involves claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma.  Other than the tax refunds that are in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  An amended judgment was entered in the case on November 19, 2010, in the amount of approximately $24.25 million and it is final and appealable.  During December 2010, the Company deposited $24.4 million with the Court in lieu of a supersedeas bond and the Company is currently appealing the judgment.  Net income for the nine months ended September 30, 2010 was positively affected by gains on the sale of investment securities of $30.9 million, $20.1 million, after tax, to facilitate a re-positioning of the Company’s investment portfolio.

Net Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Interest income:
Loans, including fees	$72,461	$77,037	(5.9)%	$221,715	$236,417	(6.2)%
Investment securities:
Taxable	28,427	33,665	(15.6)	87,890	103,346	(15.0)
Tax-exempt	2,694	1,897	42.0	7,208	5,314	35.6
Other interest income	41	1,656	(97.5)	1,792	2,081	(13.9)

Total interest income	103,623	114,255	(9.3)	318,605	347,158	(8.2)

Interest expense:
Savings deposits	1,732	2,210	(21.6)	6,226	7,101	(12.3)
Time deposits	7,636	11,298	(32.4)	24,551	37,173	(34.0)
Securities sold under repurchase agreements	10,608	11,005	(3.6)	31,807	33,292	(4.5)
Other borrowings	332	317	4.7	1,427	757	88.5
Junior subordinated interest deferrable debentures	2,771	3,072	(9.8)	8,806	9,149	(3.7)

Total interest expense	23,079	27,902	(17.3)	72,817	87,472	(16.8)

Net interest income	$80,544	$86,353	(6.7)%	$245,788	$259,686	(5.4)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 38 for the September 30, 2011 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes

Non-Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Service charges on deposit accounts	$24,205	$25,613	(5.5)%	$72,905	$74,847	(2.6)%
Other service charges, commissions and fees
Banking	13,749	11,787	16.6	41,187	35,574	15.8
Non-banking	1,677	2,607	(35.7)	4,346	6,130	(29.1)
Investment securities transactions, net	6,587	13	50,569.2	9,448	30,850	(69.4)
Other investments, net	2,749	4,710	(41.6)	12,325	12,183	1.2
Other income	2,244	2,159	3.9	7,230	8,302	(12.9)

Total non-interest income	$51,211	$46,889	9.2%	$147,441	$167,886	(12.2)%

Total non-interest income increased 9.2% for the three months ended September 30, 2011 from the same period of 2010.  The increase can be attributed to the sale of investments securities to facilitate a re-positioning of the company’s investment portfolio in the third quarter of 2011.  Total non-interest income decreased 12.2% for the nine months ended September 30, 2011 from the same period of 2010.  The decrease can be attributed to the sale of investment securities to facilitate a re-positioning of the Company’s investment portfolio that occurred in the first quarter of 2010.

Non-Interest Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Employee compensation and benefits	$32,034	$32,379	(1.1)%	$96,689	$96,541.2%
Occupancy	10,640	9,347	13.8	28,256	26,589	6.3
Depreciation of bank premises and equipment	8,491	8,770	(3.2)	24,749	26,751	(7.5)
Professional fees	3,698	4,291	(13.8)	11,273	12,054	(6.5)
Deposit insurance assessments	2,472	2,475	(.1)	7,521	7,687	(2.2)
Net expense, other real estate owned	1,954	525	272.2	11,218	2,409	365.7
Amortization of identified intangible assets	1,324	1,321.2		3,950	3,946.1
Advertising	1,794	2,480	(27.7)	5,421	7,547	(28.2)
Litigation expense	—	34	(100.0)	—	21,837	(100.0)
Impairment charges (Total other-than- temporary impairment charges, $152, net of $(134), $(55), net of $(586), $1,206, net of $505 and $3,989, net of $(4,003) included in other comprehensive income)	286	531	(46.1)	701	7,992	(91.2)
Other	17,597	17,226	2.2	49,919	51,069	(2.3)

Total non-interest expense	$80,290	$79,379	1.1%	$239,697	$264,422	(9.4)%

Non-interest expense decreased 9.4% for the nine months ended September 30, 2011 compared to the same period of 2010.  Non-interest expense for the first nine months of 2011 was negatively impacted by a valuation allowance taken for a foreclosed real estate project, included in net expense, other real estate owned in the table above.  After evaluation of the carrying value of the foreclosed real estate, the Company determined that the property required a valuation allowance.  Non-interest expense for the nine months ended September 30, 2010 was negatively impacted by a reserve for a dispute related to certain tax deductions that were inherited by the Company in its 2004 acquisition of LFIN.  On March 31, 2010, the Company recorded an additional reserve of $21.8 million related to this matter, and this amount is included in litigation expense.  The Company recorded other-than-temporary impairment charges of $701,000 and $8.0 million on non-agency mortgage-backed securities, representing the credit related impairment on the securities for the nine months ended September 30, 2011 and 2010, respectively

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 7.2% to $78,406,000 at September 30, 2011 from $84,482,000 at December 31, 2010.  The provision for probable loan losses charged to expense decreased 49.4% to $7,833,000 for the nine months ended September 30, 2011 from $15,495,000 for the same period in 2010.  The allowance for probable loan losses was 1.5% of total loans at September 30, 2011 and 1.6% of total loans at December 31, 2010.

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

Loans

Net loans decreased 5.3% to $5,043,794,000 at September 30, 2011, from $5,325,521,000 at December 31, 2010.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by 2.0% to $7,753,586,000 at September 30, 2011, from $7,599,558,000 at December 31, 2010.  The increase in deposits is the result of the increased demand for deposits and the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On September 30, 2011, the Company had $11,593,856,000 of consolidated assets, of which approximately $245,774,000, or 2.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $245,625,000, or 2.1%, at December 31, 2010.  Of the $245,774,000, 87.5% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 12.1% is secured by foreign real estate; and .4% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2011, shareholders’ equity was $1,583,052,000 compared to $1,459,217,000 at December 31, 2010, an increase of $123,835,000, or 8.5%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders and an increase in accumulated other comprehensive income on the Company’s investment securities portfolio.

The Company had a leverage ratio of 12.15% and 11.58%, risk-weighted Tier 1 capital ratio of 22.09% and 19.47% and risk-weighted total capital ratio of 23.34% and 20.72% at September 30, 2011 and December 31, 2010, respectively.  The identified intangibles and goodwill of $295,972,000 as of September 30, 2011, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2011 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2011	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$418,525	$976,808	$3,371,640	$224,515	$4,991,488
Loans, net of non-accruals	3,770,316	310,500	224,411	710,355	5,015,582

Total earning assets	$4,188,841	$1,287,308	$3,596,051	$934,870	$10,007,070

Cumulative earning assets	$4,188,841	$5,476,149	$9,072,200	$10,007,070

Rate sensitive liabilities

Time deposits	$1,386,216	$1,562,405	$376,596	$432	$3,325,649
Other interest bearing deposits	2,625,154	—	—	—	2,625,154
Securities sold under repurchase agreements	345,054	37,865	3,898	1,000,000	1,386,817
Other borrowed funds	451,050	100,000	—	6,694	557,744
Junior subordinated deferrable interest debentures	103,096	87,630	—	—	190,726

Total interest bearing liabilities	$4,910,570	$1,787,900	$380,494	$1,007,126	$8,086,090

Cumulative sensitive liabilities	$4,910,570	$6,698,470	$7,078,964	$8,086,090

Repricing gap	$(721,729)	$(500,592)	$3,215,557	$(72,256)	$1,920,980
Cumulative repricing gap	(721,729)	(1,222,321)	1,993,236	1,920,980
Ratio of interest-sensitive assets to liabilities	.85	.72	9.45	.93	1.24
Ratio of cumulative, interest- sensitive assets to liabilities	.85	.82	1.28	1.24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2011, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2010 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2010.

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

In October 2010, the Company was named as a defendant in a purported class-action lawsuit filed in the United States District Court for the Southern District of Florida where similar lawsuits against a number of other banks are currently pending in a multi-district proceeding known as “In re Checking Account Overdraft Litigation.”  The lawsuit was dismissed without prejudice on September 30, 2011, when the parties settled the matter.  The amount expensed by the Company in connection with the settlement of the lawsuit was not significant.  The settlement of the lawsuit resolved all pending cases against the Company connected with overdraft fees or posting order, and no other substantively similar litigation against the Company or any of its subsidiary banks is known to exist.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices.  On April 7, 2009 and March 14, 2011, the Company obtained consent from the Treasury and a modification to expand the original consent to include the redemption of trust preferred securities, respectively, which permit the Company to repurchase shares of the Company’s common stock; provided, however, that in no event will the aggregate amount of cash dividends, common stock repurchases and redemptions of trust preferred securities for a given semi-annual period exceed the aggregate amount that would be used to pay the originally permitted semi-annual cash dividend of $.33 per share.  The Company also received consent from the Treasury to pay quarterly dividends.  The Company will determine on an ongoing basis the best use of the funds and whether a more frequent dividend program and expanded repurchase program are warranted and beneficial to its shareholders.   Following receipt of the Treasury Department’s original consent on April 7, 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 10, 2011, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2012, which repurchase cap the Board is inclined to increase over time, subject to the limitations imposed by the Treasury Department’s original consent and modification.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the third quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2011, a total of 7,747,827 shares had been repurchased under all programs at a cost of $235,819,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly-Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 — July 31, 2011	—	—	—	$37,048,000
August 1 — August 31, 2011	182,372	14.46	182,372	34,411,000
September 1 — September 30, 2011	56,000	13.31	56,000	33,666,000
	238,372	14.19	238,372

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 7, 2011	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 7, 2011	/s/ Imelda Navarro
Imelda Navarro
Treasurer