Form 10-K
period 2011-12-31
INTERNATIONAL BANCSHARES CORP
filed 2012-02-27
CIK 315709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $1,135,534,000 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

         As of February 21, 2012, there were 67,278,237 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2011 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders (in Part III).

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

  •
  The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.

  •
  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations, including the Federal Reserve's new interim final rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

  •
  The enhanced due diligence burden imposed on banks under the proposed rules of the banking agencies related to the banks' inability to rely on credit ratings under Dodd-Frank which may result in a limitation on the types of securities certain banks will be able to purchase as a result of the due diligence burden.

  •
  The Company may be adversely affected by its continued participation in the Capital Purchase Program (the "CPP").

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

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through main banking and branch facilities located in communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2011 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

        The bank subsidiaries are in the business of gathering funds from various sources and investing these funds in order to earn a return. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments principally are made in loans to various individuals and entities as well as in debt securities of the U.S. Government and various other entities whose payments are guaranteed by the U.S. Government. Historically, the bank subsidiaries have primarily focused on providing commercial banking services to small and medium sized businesses located in their trade areas and international banking services. In recent years, the bank subsidiaries have also emphasized consumer and retail banking, including mortgage lending, as well as branches situated in retail locations and shopping malls; however, during the fourth quarter of 2011 the Company closed fifty-five in-store branches as a result of reduced levels of revenue resulting from regulatory changes limiting interchange fee income. The branches were closed in order to align the Company's expenses with the reduced levels of revenue.

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

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee and the Company's Excessive or Luxury Expenditure Policy. The Company's website will also include the Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 378 automated teller machines, and through their 217 branches situated in retail locations and shopping malls. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "BIZ RITE CHECKING," "GOT YOU COVERED," "FREE BEE," "IT'S A BRIGHTER CHRISTMAS," a design mark depicting a bee character, a design mark depicting the United States and Mexico, and a design mark depicting "IBC" with the United States and Mexico. In addition, the Company owns Texas service mark registrations for "RITE CHECKING," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," a composite mark depicting "CHECK'N SAVE" with a design, a composite mark depicting "WALL STREET INTERNATIONAL," with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." The Company also owns pending applications for federal registration of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2011, the Company and its subsidiaries employed approximately 2,721 persons full-time and 667 persons part-time.

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

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 29%, 30% and 31% of the bank subsidiaries' total deposits for the three years ended December 31, 2011, 2010 and 2009, respectively.

        Under the Gramm-Leach-Bliley Act of 1999 ("GLBA"), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company which may then serve its customers' varied financial needs through a single corporate structure. GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

        GENERAL—THE COMPANY. In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. The descriptions are qualified in their entirety by reference to the full text of the applicable statutes, regulations and policies. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the Federal Reserve System ("FRB"), which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

The Dodd-Frank Act

        On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection (the "CFPB"), responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

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

  •
  Require stress testing of certain financial institutions. On June 15, 2011, the FRB published for comment proposed guidance ("Stress Testing Guidance Proposal") that would require bank holding companies with over $10 billion in total consolidated assets to conduct stress testing as a part of overall institution risk management. The Stress Testing Guidance Proposal includes stress testing capital and non-capital related aspects of financial condition, provides an overview of how a banking organization should develop a structure for stress testing, outlines general principles for a satisfactory stress testing framework, and describes how stress testing should be used at various levels within a banking organization. The Stress Testing Guidance Proposal also discusses the importance of stress testing in liquidity planning and the importance of strong internal governance and controls in an effective stress-testing framework. The Company does currently have total consolidated assets in excess of $10 billion and the Company would be required to conduct the stress testing described in the Stress Testing Guidance Proposal when it is effective. On January 17, 2012, the FDIC issued a similar proposal that would require state nonmember banks with over $10 billion in assets to conduct annual stress tests, report the results to the FDIC, and make the results available to the public. At this time, none of the subsidiary banks of the Company would meet the $10 billion asset threshold to be required to conduct the bank stress tests under the FDIC Proposal.

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

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. In July 2011, the FRB issued a final rule, effective July 21, 2011, repealing Regulation Q, which had prohibited the payment of interest on demand deposits.

  •
  Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. In June 2011,the FRB issued a final rule, effective October 1, 2011, which established the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction at 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The FRB also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer's debit card interchange fee if the issuer develops and implements appropriate fraud-prevention policies and procedures.

  •
  Increase the authority of the FRB to examine the Company and its non-bank subsidiaries.

  •
  Permit interstate de novo branching without the need to acquire an existing bank.

  •
  Require extensive new restrictions and requirements relating to residential mortgage transactions.

  •
  Eliminate the use of credit ratings in bank regulations, including capital regulations. On November 18, 2011, the OCC proposed guidance on due diligence requirements in determining whether investment securities are eligible for investment and on January 11, 2012, the FDIC and the other Federal bank agencies proposed a rule to modify the agencies' market risk capital rules by incorporating into the rules various alternatives and complex methodologies for calculating specific risk capital requirements for debt and securitization positions that do not rely on credit ratings.

  •
  Establish a Whistleblower Incentives and Protection Program for public company employees. On May 25, 2011, the SEC approved final rules whereby whistleblowers may receive 10% to 30% of the

    SEC-levied sanctions when a whistleblower voluntarily provides original information to the SEC and the sanctions levied against the culpable party exceed $1 million in an enforcement proceeding.

  •
  Requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule." In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which are due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. Until a final rule is adopted, the actual financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

  •
  Authorizes the Federal Reserve Board to adopt enhanced supervision and prudential standards generally for bank holding companies with total consolidated assets of $50 billion or more (often referred to as "systemically important financial institutions" or "SIFI"), and authorizes the FRB to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council ("FSOC"), a new systemic risk oversight body created by Dodd-Frank. The FSOC has the authority to veto a financial rule of the CFPB if the rule would threaten the safety and soundness of the entire U.S. banking system. In December 2011, the FRB issued for public comment a notice of proposed rulemaking establishing such enhanced supervision and prudential standards. Most of the proposed SIFI rules will not apply to the Company because the Company has total consolidated assets in an amount less than $50 billion. Two aspects of the proposed SIFI rules—requirements for annual stress testing of capital and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors, apply to bank holding companies with total consolidated assets of $10 billion or more, including the Company.

        Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company could require the Company to seek other sources of capital in the future. Some of the rules that have been adopted or proposed to comply with the Dodd-Frank Act are discussed further below.

        EMERGENCY ECONOMIC STABILIZATION ACT.    On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). Pursuant to TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created a capital purchase program ("CPP"), pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA"). ARRA was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP Capital Purchase Program. The restrictions in ARRA, include the following:

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

        Pursuant to the ARRA, subject to consultation with the appropriate Federal banking agency, the Treasury Secretary will permit a CPP participant to repay the CPP funds that they received without regard to whether the financial institution has replaced such funds from any other source, and when such CPP funds are repaid, the Treasury Secretary will liquidate warrants associated with the CPP funds at the current market price, however, in certain instances the determination of the market price of the warrants has taken considerable time.

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

        NONRESIDENT ALIEN DEPOSITS.    In January 2011, the IRS published a notice of proposed rulemaking to provide guidance on the reporting requirements for interest on deposits paid to nonresident alien individuals. Rules currently in effect require reporting of U.S. bank deposit interest only if the interest is paid to a U.S. person or nonresident alien individual who is a resident of Canada. The proposed rule, however, would extend the reporting requirements to include bank deposit interest paid to nonresident alien individuals who are residents of any foreign country. If the proposed rule is adopted, it could lead to deposit withdrawals by individuals who were not previously subject to the reporting requirement.

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

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local

Financial Corporation ("LFIN") acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2011, the Company has made 32 merchant banking investments. The Dodd-Frank Act requires that bank holding companies must be "well-capitalized" and "well-managed" in order to engage in the expanded financial activities permissible for financial holding companies under GLBA.

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

        PREEMPTION.    At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. However, the Dodd-Frank Act limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances. In May 2011, the OCC first proposed new regulations to implement the Dodd-Frank Act's preemption provision. In proposing those regulations, the OCC stated that its preemption formula—"obstruct, impair, or condition"—had "created ambiguities and misunderstandings" and would therefore be removed from the regulations. Nevertheless, the OCC concluded that its formula was "drawn from an amalgam of prior precedents relied upon" in Barnett Bank, and was therefore consistent with Barnett Bank itself. The OCC further opined that while the Dodd-Frank Act had extracted from Barnett Banka specific formulation of the conflict preemption standard—the "prevents or significantly interferes with" formulation discussed above—that is "not the only formulation" in Barnett Bank, and Barnett Bank did not "present it as a test different from" the other formulations in the opinion. Thus, the OCC chose not to incorporate the specific Barnett Bank formulation used in the Dodd-Frank Act's preemption provision into its new proposed regulations implementing that provision. Comments to the proposed regulations were due June 27, 2011, but a definitive final rule has not been issued.

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

        SOURCE OF STRENGTH DOCTRINE.    FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement and the FRB is expected to issue new regulations by July 21, 2012, implementing the Dodd-Frank Act source of strength provision. Under this requirement, the Company is expected to commit resources to support its subsidiary banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding Company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

        In November 2009, the FDIC issued a rule that required all deposit institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. As of December 31, 2011, $20.2 million in pre-paid risk-based assessments is included in other assets in the accompanying consolidated balance sheet.

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

        In February 2011, the FDIC issued a final rule effective April 1, 2011 that set a target size for the insurance fund and changed the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act. The rule finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule creates a risk-based scorecard assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. While the April 1, 2011 final rule is expected to be revenue neutral, it is possible that the rule will change the Company's overall FDIC assessment. In September 2011, the FDIC issued new guidelines that reflect the methodology it now uses to determine assessment rates for large and highly complex institutions. A "large institution" is defined as an insured depository institution with assets of $10 billion or more, and a "highly complex institution" is defined as an insured depository institution with assets of $50 billion or more. Total scores are determined according to the April 1, 2011 final rule. While IBC does not currently meet the definition of a large institution under the new guidelines, the Company cannot provide any assurance as to the effect of any further change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company's control.

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

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2011 was 12.74%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of

December 31, 2011. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

        In March 2005, the FRB issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions. Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit. On March 16, 2009, the FRB extended for two years the transition period. Substantially all of the trust preferred securities issued by the Company qualified as Tier 1 capital after the transition period ended on March 31, 2011. The Collins Amendment to the Dodd-Frank Act further restricts the use of trust preferred securities by excluding them from the regulatory capital of banking holding companies more broadly. However, for institutions with consolidated assets of less than $15 billion on December 31, 2009, such as the Company, the Collins Amendment will not apply to securities issued before May 19, 2010 and all the Company's trust preferred securities were issued before such date.

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2011, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

        The Dodd-Frank Act requires the FRB, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the BIS risk-based capital requirements in cases where the BIS risk-based capital requirements and any changes in capital regulations resulting from Basel-III (see below) otherwise would permit lower requirements. In December 2010, the FRB, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement. On June 24, 2011, the agencies approved this rule in final form and it became effective on July 28, 2011.

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

        In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. In January 2011, the FRB, OCC and FDIC requested comment on a proposal to implement various revisions to the market risk framework adopted by the Basel Committee between July 2005 and June 2010. The revisions would significantly modify the agencies' market risk capital rules to better capture those positions for which application of the market risk capital rules are appropriate, address shortcomings in the modeling of certain risks, address procyclicality concerns, enhance the rules' sensitivity to risks that are not adequately captured under the current regulatory capital measurement methodologies, and increase transparency through enhanced disclosures.

        The January 2011 proposal did not include the methodologies adopted by the Basel Committee for calculating the standard specific risk capital requirements for certain debt and securitization positions, because the BCBS methodologies generally rely on credit ratings. Under section 939A of the Dodd-Frank Act, all federal agencies must remove references to and requirements of reliance on credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness. Accordingly, in November 2011, the agencies proposed to incorporate into the proposed market risk capital rules certain alternative methodologies for calculating specific risk capital requirements for debt and securitization positions that do not rely on credit ratings. The agencies expect to finalize this proposal, together with the January 2011 proposal, in 2012 after receipt and consideration of comments. In November 2011, the OCC requested comment on proposed guidance on due diligence requirements in determining whether investment securities are eligible for investment. The OCC proposal is expected to influence the FDIC's treatment of due diligence for state-chartered nonmember banks, such as the IBC bank subsidiaries. The proposed guidance greatly complicates the due diligence that financial institutions must conduct on securities prior to purchasing the securities due to the inability of financial institutions to rely on credit ratings. The due diligence requirement could result in significant additional costs to financial institutions.

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

        CRA. Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. The Company's bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Three of the subsidiary banks of the Company received a "Satisfactory" CRA rating in its most recently completed examination; however, in February 2011, IBC received a "Needs to Improve" CRA rating as a result of alleged fair lending issues associated with mortgage origination activities of IBC in prior years. Unless and until IBC's CRA rating improves, IBC will be ineligible for expedited treatment and is unlikely to receive approval for branch, merger, and acquisition applications and IBC and the Company will be subject to certain other regulatory limitations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset-size classification, which asset thresholds are updated annually and were updated as of January 1, 2012. "large institution" now means a bank with total assets of at least $1.160 billion for December 31 of both of the prior two years and "intermediate small institution" means an institution with assets of at least $290 million and less than $1.160 billion as of December 31 of both of the prior two calendar years. Three of the Company's subsidiary banks are "intermediate small institutions" and the flagship bank is a "large institution" under the new asset thresholds.

        CONSUMER LAWS.    In addition to the laws and regulations discussed herein, the Bank is also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act provides for comprehensive new rules regulating mortgage activities and creates the new CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities. Authority to implement almost all federal consumer financial protection laws and regulations was transferred to the CFPB on July 21, 2011. The CFPB has broad authority, among other matters, to declare acts or practices to be "unfair, deceptive, or abusive," to develop and require new consumer disclosures, and to restrict the use of certain arbitration clauses. While the CFPB does not currently have direct supervisory authority over any of the Company's subsidiary banks because they each fall below the $10 billion assets threshold, the CFPB's broad authority to issue, interpret, and enforce almost all federal consumer protection laws and its issuance of applicable disclosure forms, will significantly impact each of the Company's subsidiary bank's consumer compliance programs. On January 20, 2012, the CFPB issued a final rule that imposes new disclosure requirements for remittance transfers which clarifies the disclosures that must be made to the consumer and gives the consumer thirty minutes after payment is made to cancel the transaction. The new rule has a one year implementation period.

        ELECTRONIC BANKING.    In 2005, the Federal Financial Institutions Examination Council (the "FFIEC") issued guidance entitled "Authentication in an Internet Banking Environment" (the "2005 Guidance"), which provided a risk management framework for financial institutions offering Internet-based products and services to their customers. It required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. On June 29, 2011, the FDIC and the other FFIEC agencies supplemented the 2005 Guidance by specifying the

FDIC's supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicates that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. In September 2011, the Texas Bankers Electronic Crimes Task Force, formed by the Texas Banking Commissioner and the U.S. Secret Service, issued guidance entitled "Best Practices: Reducing the Risks of Corporate Account Takeovers." In accordance with FDIC FIL-2011, this guidance sets forth nineteen best practices to reduce the risk of corporate account takeover thefts. The Company's subsidiary banks are required to comply with these guidelines and best practices.

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

        LENDING RESTRICTIONS.    The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company. In February 2005, the banking agencies issued best practices guidelines on overdraft protection programs which state that overdraft protection programs are an extension of credit, but are not subject to Truth-in-Lending disclosure requirements. On November 12, 2009, the FRB issued final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and on-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions. In November 2010, the FDIC issued final overdraft protection guidance, effective July 1, 2011, which focuses on automated overdraft programs and encourages banks to offer less costly alternatives. Additionally, the FDIC requires banks to monitor programs for excessive or chronic customer use and to undertake meaningful and effective follow-up action thereafter, institute appropriate daily limits on customer costs, consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount, ensure that transactions are not processed in a manner designed to maximize the costs to consumers, and ensure that boards of directors provide appropriate oversight of overdraft protection programs.

        DIVIDENDS.    The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company's participation in the CPP, the Company was restricted in the payment of dividends and was not allowed without the Treasury Department's consent to declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceased to exist on December 23, 2011. At December 31, 2011, there was an aggregate of approximately $585,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $585,000,000 and continue to be classified as "well capitalized". Note 20 of Notes to Consolidated Financial Statements of the Company in the 2011 Annual Report is incorporated herein by reference.

        POWERS.    As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The new Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity. Also, the Texas Finance Code includes a super parity provision with procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States. The Banking Commissioner has thirty (30) days to prohibit the activity.

        INCENTIVE COMPENSATION.    In June 2010, the Federal Reserve, OCC and FDIC issued the Interagency Guidance on Sound Incentive Compensation Policies, a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

        The Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to jointly prescribe regulations or guidelines that require financial institutions with $1 billion or more in assets to disclose to the appropriate federal regulator, the structure of all incentive-based compensation arrangements sufficient to determine whether the compensation structure provides an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or could lead to material financial loss to the financial institutions. On February 7, 2011, the FDIC issued a notice of proposed rulemaking that would prohibit bank incentive-based compensation arrangements that encourage inappropriate risk taking, are deemed excessive, or may lead to material losses. The proposal would apply to financial institutions with more than $1 billion in assets, like the Company. The rule also includes heightened standards for financial institutions with $50 billion or more in total consolidated assets that requires at least 50 percent of incentive-based payments for designated executives to be deferred for a minimum of three years. The interagency rule must be approved by all of the five federal members of the FFIEC, the SEC and the Federal Housing Finance Agency before comments on the rule are sought. Comments on the proposed interagency rule were due to the agencies by May 31, 2011. A definitive final rule is expected to be issued in 2012.

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

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2011.

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

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2011. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time. If the proposed rule of the IRS that would extend the reporting requirements for interest on deposits to nonresident alien individuals who are residents of any foreign country is finalized, it may result in deposit withdrawals by nonresident alien individuals who were not previously subject to the reporting requirements, including residents of Mexico.

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

        The Company has experienced substantial growth in assets and deposits during the past, particularly since Dennis E. Nixon became President of the Company in 1979. Although Mr. Nixon is the chief executive officer and one of the Company's substantial shareholders, the Company does not have an employment agreement with Mr. Nixon and the loss of his services could have a material adverse effect on the Company's business and prospects.

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

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company's regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2011. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

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

The downgrade of the U.S. credit rating and Europe's ongoing debt crisis could negatively impact our business, financial condition and liquidity.

        Standard and Poor's lowered the U.S. long term sovereign credit rating from AAA to AA+ on August 5, 2011. The downgrade and a further downgrade or a downgrade by other ratings agencies of the U.S. government's sovereign credit rating, or its perceived creditworthiness, could adversely affect the financial markets and economic conditions in the United States and worldwide. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities ("GSEs"). The rating downgrade could affect the stability of residential mortgage-backed securities issued or guaranteed by GSEs. These factors could affect the liquidity or valuation of our current portfolio of residential mortgage-backed securities issued or guaranteed by GSEs, and could result in our counterparties requiring additional collateral for our borrowings and could increase our borrowing costs. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impact on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent; however, any adverse impact related to the downgrade of the U.S. sovereign credit rating could have a material adverse effect on the Company's liquidity, financial condition and results of operations. Additionally, concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Company by affecting the Company's customers with European businesses or assets denominated in the euro or companies in the Company's market with European businesses or affiliates.

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

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Company's Interest Expense.

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions were allowed to commence offering interest on demand deposits to compete for clients. The Company's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Dodd-Frank Regulatory Reform Act and other regulatory developments could negatively impact the revenue streams of the Company related to interchange fees and consumer services and result in a contraction of retail banking of the Company.

        The Dodd-Frank Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are reasonable and proportional to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The impact of the FDIC Overdraft Payment Supervisory Guidance could jeopardize the profitability of a number of retail sites of the Company and could result in a reduction of revenue from the Company's overdraft courtesy services. The Reform Act created the CFPB. While banks with less than $10 billion in assets, such as each of the subsidiary banks of the Company, based on their asset size as of June 30, 2011, are exempt from the primary examination and enforcement powers of the CFPB, the new agency's rulemaking will affect all banks. The impact of the CFPB is uncertain at this time, but the initiatives of the CFPB could negatively impact revenue streams of the Company related to consumer services. The reduction of revenue from retail banking services coupled with the repeal of the federal prohibition on the payment of interest on demand deposits, could result in a contraction of retail banking of the Company. The Company closed fifty-five in-store branches during the fourth quarter of 2011 due to reduced levels of revenue resulting from regulatory changes limiting interchange fees in order to align the Company's expenses with the reduced levels of revenue.

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

        As of December 31, 2011, we had approximately $191 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

        The junior subordinated debentures are senior to our shares of common stock and the Senior Preferred Stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed up to 20 consecutive quarters in a deferral period during which time no dividends may be paid to holders of our common stock or preferred stock.

Risks Related to Participation in the CPP

We may be adversely affected by our participation in the CPP.

        In connection with our sale of Senior Preferred Stock to the Treasury Department under the Capital Purchase Program, the Company also issued to the Treasury Department a warrant to purchase 1,326,238 shares of our common stock. The terms of the transaction with the Treasury resulted in limitations on our ability to pay dividends and repurchase our shares, which restrictions expired on December 23, 2011. Until December 23, 2011, the Company was not allowed to increase cash dividends above pre-TARP levels ($.33 per share of common stock on a semi-annual basis). In addition, the Company is not allowed to pay any dividends on its common stock unless it is current on its dividend payments on the Senior Preferred Stock. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock.

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

        The terms of the Securities Purchase Agreement in which we entered into with Treasury pursuant to the CPP provides that the Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in applicable law affecting the Securities Purchase Agreement will not occur in the future. Such changes may place restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

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

We may experience increases in the cost of compensation programs

        In addition, pursuant to the Securities Purchase Agreement we adopted Treasury's standards for executive compensation for the period during which the Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock that may be issued pursuant to the warrant. These standards include an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each applicable senior executive. This change to the deductibility limit on executive compensation increased the costs of our compensation programs for the year ended December 31, 2011 and will likely increase the overall cost of our compensation programs in future periods during with the Company is a TARP participant.

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

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have 217 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 73 of the 2011 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        None.

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2012 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	69	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	59	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	54	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Preferred Stock, Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 27 through 30 of Registrant's 2011 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2011 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 30 of Registrant's 2011 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 21 through 26 of Registrant's 2010 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 31 through 90 of Registrant's 2011 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 91 and 92 of Registrant's 2011 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Company") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of December 31, 2011, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

        McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the 2011 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Their report, which expresses an unqualified opinion, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited International Bancshares Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. International Bancshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of International Bancshares Corporation and subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Dallas, TX
February 27, 2012

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2012 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the portion of the Company's definitive proxy statement entitled "Audit Committee" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion of the Company's definitive proxy statement entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion of the Company's definitive proxy statement entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and (v) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2012 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," which includes, without limitation, the compensation committee certification required under the CPP and the portion entitled "Executive Compensation Tables", and (ii) that portion entitled "Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2012 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2012 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2012 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2011 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Reports of Independent Registered Public Accounting Firm

    Consolidated:
    Statements of Condition as of December 31, 2011 and 2010
    Statements of Income for the years ended December 31, 2011, 2010 and 2009
    Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
    Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009
    Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
    Notes to Consolidated Financial Statements

  2.
  All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  3.
  The following exhibits have previously been filed by the Registrant or are included in this report following the Index to Exhibits:

(3)(a)	*	Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.
(3)(b)	*
Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference to Exhibit 3(c) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.
(3)(c)	*
Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002 incorporated herein by reference to Exhibit 3(d) of the Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.
(3)(d)	*
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
(3)(e)	*
Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(3)(f)	*	Certificate of Designations for 216,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of International Bancshares Corporation, filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(3)(g)	*
Amended and Restated By-Laws of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 18, 2009, Commission File No. 09439.
(4)(a)	*
Warrant, dated December 23, 2008, to purchase shares of common stock of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(4)(b)	*
Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(10a)	*+
Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(10b)	*+
The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 333-11689.
(10c)	*+
2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, under the Securities Exchange Act of 1934, filed by the Company on Form 8-K with the Securities and Exchange Commission on April 1, 2005, SEC File No. 09439.
(10d)	*
Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.
(10e)	*	International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.
(10f)	*	International Bancshares Corporation Long-Term Restricted Stock Unit Plan, filed by Registrant on Form 8-K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.
(13)	**	International Bancshares Corporation 2011 Annual Report
(21)		List of Subsidiaries of International Bancshares Corporation as of February 21, 2012
(23)		Consent of Independent Registered Public Accounting Firm
(31a)		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31b)		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)	++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99a)		Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15
(99b)		Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15
101	++	Interactive Data File

*
Previously filed

+
Executive Compensation Plans and Arrangements

**
Deemed filed only with respect to those portions thereof incorporated herein by reference

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2011, 2010 and 2009 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2011 and 2010, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION
(Registrant)
By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date:	February 27, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 27, 2012
/s/ Imelda Navarro Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012
/s/ Irving Greenblum Irving Greenblum	Director	February 27, 2012
/s/ R. David Guerra R. David Guerra	Director	February 27, 2012
/s/ Daniel B. Hastings, Jr. Daniel B. Hastings, Jr.	Director	February 27, 2012
/s/ Doug Howland Doug Howland	Director	February 27, 2012
/s/ Sioma Neiman Sioma Neiman	Director	February 27, 2012

Signatures	Title	Date

/s/ Peggy J. Newman Peggy J. Newman	Director	February 27, 2012
/s/ Larry Norton Larry Norton	Director	February 27, 2012
/s/ Leonardo Salinas Leonardo Salinas	Director	February 27, 2012
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 27, 2012

 Exhibit Index

Exhibit 13	—	International Bancshares Corporation 2011 Annual Report, Exhibit 13, page 1
Exhibit 21	—	List of Subsidiaries of International Bancshares Corporation as of February 21, 2012
Exhibit 23	—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (99a)	—	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15
Exhibit (99b)	—	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

QuickLinks

CONTENTS
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Mine Safety Disclosures
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index