Form 10-Q
period 2012-03-31
INTERNATIONAL BANCSHARES CORP
filed 2012-05-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,249,800 shares outstanding at May 2, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2012	2011
Assets

Cash and cash equivalents	$551,044	$261,885

Investment securities:
Held-to-maturity (Market value of $3,325 on March 31, 2012 and $2,450 on December 31, 2011)	3,325	2,450
Available-for-sale (Amortized cost of $4,978,091 on March 31, 2012 and $5,082,095 on December 31, 2011)	5,097,484	5,213,915

Total investment securities	5,100,809	5,216,365

Loans	4,935,482	5,053,475
Less allowance for probable loan losses	(78,781)	(84,192)

Net loans	4,856,701	4,969,283

Bank premises and equipment, net	455,145	453,050
Accrued interest receivable	29,650	32,002
Other investments	346,013	351,209
Identified intangible assets, net	11,087	12,190
Goodwill	282,532	282,532
Other assets	178,680	161,133

Total assets	$11,811,661	$11,739,649

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2012	2011
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,063,600	$1,927,018
Savings and interest bearing demand	2,923,207	2,707,693
Time	3,331,008	3,311,381

Total deposits	8,317,815	7,946,092

Securities sold under repurchase agreements	1,362,434	1,348,629
Other borrowed funds	198,128	494,161
Junior subordinated deferrable interest debentures	190,726	190,726
Other liabilities	135,267	159,876

Total liabilities	10,204,370	10,139,484

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on March 31, 2012, net of discount of $4,809 and issued 216,000 shares on December 31, 2011, net of discount of $5,452	211,191	210,548
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,720,587 shares on March 31, 2012 and 95,719,652 shares on December 31, 2011	95,721	95,720
Surplus	162,907	162,767
Retained earnings	1,317,857	1,302,964
Accumulated other comprehensive income (including $(7,834) and $(6,889) of comprehensive loss related to other-than- temporary impairment for non-credit related issues)	76,966	84,959
	1,864,642	1,856,958

Less cost of shares in treasury, 28,471,180 shares on March 31, 2012 and 28,441,714 December 31, 2011	(257,351)	(256,793)

Total shareholders’ equity	1,607,291	1,600,165

Total liabilities and shareholders’ equity	$11,811,661	$11,739,649

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Interest income:
Loans, including fees	$68,323	$74,680
Investment securities:
Taxable	24,512	30,255
Tax-exempt	2,861	2,128
Other interest income	86	75

Total interest income	95,782	107,138

Interest expense:
Savings deposits	1,623	2,262
Time deposits	6,485	8,770
Securities sold under repurchase agreements	10,302	10,586
Other borrowings	208	650
Junior subordinated interest deferrable debentures	2,047	3,037

Total interest expense	20,665	25,305

Net interest income	75,117	81,833

Provision for probable loan losses	5,285	4,080

Net interest income after provision for probable loan losses	69,832	77,753

Non-interest income:
Service charges on deposit accounts	22,753	24,782
Other service charges, commissions and fees
Banking	10,064	13,026
Non-banking	1,251	1,492
Investment securities transactions, net	1,172	1,416
Other investments, net	5,134	5,356
Other income	2,803	2,294

Total non-interest income	$43,177	$48,366

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Non-interest expense:
Employee compensation and benefits	$29,401	$32,035
Occupancy	8,734	8,601
Depreciation of bank premises and equipment	6,927	8,327
Professional fees	3,370	3,886
Deposit insurance assessments	1,567	2,457
Net expense, other real estate owned	1,181	1,114
Amortization of identified intangible assets	1,137	1,303
Advertising	1,827	1,787
Impairment charges (Total other-than-temporary impairment charges, $1,649 net of $1,464, and $1,309, net of $1,060, included in other comprehensive income)	186	249
Other	13,813	15,706

Total non-interest expense	68,143	75,465

Income before income taxes	44,866	50,654

Provision for income taxes	13,179	17,133

Net income	$31,687	$33,521

Preferred stock dividends	3,343	3,305

Net income available to common shareholders	$28,344	$30,216

Basic earnings per common share:

Weighted average number of shares outstanding:	67,271,146	67,701,315
Net income	$.42	$.45

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,355,427	67,779,608
Net income	$.42	$.45

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$31,687	$33,521

Other comprehensive income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (tax effects of $(3,959) and $2,013)	(7,352)	3,736
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(410) and $(496))	(762)	(920)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $65 and $87)	121	162
	(7,993)	2,978
Comprehensive income	$23,694	$36,499

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:

Net income	$31,687	$33,521

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	5,285	4,080
Specific reserve, other real estate owned	427	294
Accretion of time deposit discounts	—	(4)
Depreciation of bank premises and equipment	6,927	8,327
Loss (gain) on sale of bank premises and equipment	30	(305)
Gain on sale of other real estate owned	(232)	(182)
Accretion of investment securities discounts	(755)	(433)
Amortization of investment securities premiums	6,435	6,140
Investment securities transactions, net	(1,172)	(1,416)
Impairment charges on available-for-sale investment securities	186	249
Amortization of junior subordinated debenture discounts	—	9
Amortization of identified intangible assets	1,137	1,303
Stock based compensation expense	131	102
Earnings from affiliates and other investments	(5,050)	(4,951)
Deferred tax expense (benefit)	1,091	(1,435)
Decrease in accrued interest receivable	2,352	2,610
Net (increase) decrease in other assets	(113)	5,544
Net increase in other liabilities	11,629	6,175

Net cash provided by operating activities	59,995	59,628

Investing activities:

Proceeds from maturities of securities	200	—
Proceeds from sales and calls of available for sale securities	17,331	352,679
Purchases of available for sale securities	(272,091)	(601,849)
Principal collected on mortgage-backed securities	306,652	302,045
Net decrease (increase) in loans	78,532	(6,089)
Purchases of other investments	(150)	(717)
Distributions of other investments	10,396	14,944
Purchases of bank premises and equipment	(9,566)	(4,226)
Proceeds from sales of other real estate owned	11,099	3,423
Proceeds from sale of bank premises and equipment	514	1,050

Net cash provided by investing activities	142,917	61,260

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011

Financing activities:

Net increase in non-interest bearing demand deposits	$136,582	$161,374
Net increase in savings and interest bearing demand deposits	215,514	92,987
Net increase in time deposits	19,627	1,349
Net increase (decrease) in securities sold under repurchase agreements	13,805	(14,129)
Net decrease in other borrowed funds	(296,033)	(254,821)
Purchases of treasury stock	(558)	—
Proceeds from stock transactions	10	108
Payments of dividends on preferred stock	(2,700)	(2,700)

Net cash provided by (used in) financing activities	86,247	(15,832)

Increase in cash and cash equivalents	289,159	105,056

Cash and cash equivalents at beginning of period	261,885	197,814

Cash and cash equivalents at end of period	$551,044	$302,870

Supplemental cash flow information:
Interest paid	$21,493	$26,290
Income taxes paid	50	5,380
Non-cash investing and financing activities:
Accrued dividends, preferred shares	$1,350	$1,350
Dividends declared, not yet paid	13,450	12,863
Net transfer from loans to other real estate owned	28,765	2,921
Purchases of available-for-sale securities not yet settled	26,195	384,841

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

Note 2 — Fair Value Measurements

ASC Topic 820,”Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:

U.S. Government agency obligations	$24,030	$—	$24,030	$—
Residential mortgage-backed securities	4,838,008	—	4,800,987	37,021
States and political subdivisions	215,372	—	215,372	—
Other	20,074	20,074	—	—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Measured on a recurring basis:
Assets:

Residential mortgage-backed securities	$4,969,263	$—	$4,929,658	$39,605
States and political subdivisions	224,761	—	224,761	—
Other	19,891	19,891	—	—

Investment securities available-for-sale are classified within level 2 and level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within level 1.  For investments classified as level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Investment securities classified as level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities held by the Company are traded in inactive markets and markets that have experienced significant decreases in volume and level of activity, as evidenced by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by level 3 inputs in the fair value hierarchy, is more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within level 3 of the fair value hierarchy, the Company used a discounted cash flow model to determine fair value.  Inputs in the model included both historical performance and expected future performance based on information currently available.

Assumptions used in the discounted cash flow model for the quarter ended March 31, 2012, were applied separately to those portions of the bonds where the underlying residential mortgage loans had performed under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not met the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For the portion of the bonds where the underlying residential mortgage had met the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bonds included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 9%, (iii) a loss severity rate that starts at 60% for the first year then declines by 5% for the following five years and remains at 25% thereafter, and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bonds.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.  As actual historical information has become more widely available to investors, the Company determined that this approach to the model was appropriate and therefore, modified the model that had been used in prior periods.  The change did not significantly impact the results of the model.

Assumptions used in the model for the year ended December 31, 2011, included estimates on future principal prepayment rates, default and loss severity rates.  The Company estimates that future principal prepayment rates will range from 4 — 5% and used a 13% discount rate.  Default rates used in the model were 10 — 11% for the first year and 7% thereafter, and loss severity rates started at 60% for the first year and are decreased by 10% for the following three years, then remain at 20% thereafter.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2011	$39,605
Principal paydowns	(934)
Total unrealized gains (losses) included in:
Other comprehensive income	(1,464)
Impairment realized	(186)

Balance at March 31, 2012	$37,021

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of March 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Provision During
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$41,208	$—	$—	$41,208	$5,736
Other real estate owned	6,282	—	—	6,282	427

The following table represents financial instruments measured at fair value on a non-recurring basis as of December 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Provision During the
	2011	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$81,723	$—	$—	$81,723	$15,457
Other real estate owned	34,631	—	—	34,631	9,509

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a change to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2012 and the twelve months ended December 31, 2011, the Company recorded $7,996,000 and $1,100,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2012 and twelve months ended December 31, 2011, the Company recorded $427,000 and $9,509,000 in write downs in fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2012 and December 31, 2011 are outlined below.

Cash and Due From Banks

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities Held-to-Maturity

The carrying amounts of investments held-to-maturity approximate fair value.

Investment Securities

For investment securities, which include U.S. Treasury securities, obligations of other U.S. obtained government agencies, obligations of states and political subdivisions and mortgage pass through and related securities, fair values are obtained from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  See disclosures of fair value of investment securities in Note 6.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, real estate and consumer loans as outlined by regulatory reporting guidelines.  Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2012, and December 31, 2011, the carrying amount of fixed rate performing loans was $1,237,058,000 and $1,173,548,000 respectively, and the estimated fair value was $1,194,431,000 and $1,200,837,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2012 and December 31, 2011.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.    At March 31, 2012 and December 31, 2011, the carrying amount of time deposits was $3,331,008,000 and $3,311,381,000, respectively, and the estimated fair value was $3,342,704,000 and $3,323,680,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2012 and December 31, 2011.  The fair value of the long-term instruments is based on established market spreads using option adjusted spreads methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At March 31, 2012 and December 31, 2011, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,153,046,000 and $1,161,849,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2012 and December 31, 2011.  The fair value of the fixed rate junior subordinated deferrable interest debentures is based on established market spreads to similar debt instruments with similar characteristics to the debentures.  The fixed rate junior subordinated deferrable interest debentures are within level 2 of the fair value hierarchy.  At March 31, 2012 and December 31, 2011, the carrying amount of fixed rate junior subordinated deferrable interest debentures was $53,609,000 and $87,630,000, respectively, and the estimated fair value was $28,866,000 and $43,403,000, respectively.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2012 and December 31, 2011.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At March 31, 2012 and December 31, 2011, the carrying amount of the long-term FHLB borrowings was $6,628,000, and $6,661,000, respectively, and the estimated fair value was $6,772,000 and $6,998,000, respectively.

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

Note 3— Loans

A summary of net loans, by loan type at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,496,601	$2,560,102
Real estate — mortgage	864,187	895,870
Real estate — construction	1,269,146	1,273,389
Consumer	87,660	94,109
Foreign	217,888	230,005

Total loans	$4,935,482	$5,053,475

Note 4 - Allowance for Probable Loan Losses

The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates, (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio, and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by the prolonged economic downturn.  Loans secured by real estate could be impacted negatively by the continued economic environment and resulting decrease in collateral values.  Consumer loans may be impacted by continued and prolonged unemployment rates.

The Company’s management continually reviews the allowance for loan losses of the bank subsidiaries using the amounts determined from the allowances established on specific loans, the allowance established on quantitative historical loss percentages, and the allowance based on qualitative data to establish an appropriate amount to maintain in the Company’s allowance for loan losses.  Should any of the factors considered by management in evaluating the adequacy of the allowance for probable loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for probable loan losses.  While the calculation of the allowance for probable loan losses utilizes management’s best judgment and all information available, the adequacy of the allowance is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the servicing loan officer to determine if a loan has any potential problems and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the Company’s loans regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company will determine if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$26,617	$19,940	$24,227	$1,003	$4,562	$4,760	$1,724	$1,359	$84,192
Losses charge to allowance	(3,424)	(71)	(7,994)	—	(36)	(312)	(247)	—	(12,084)
Recoveries credited to allowance	1,244	5	31	—	2	45	61	—	1,388
Net losses charged to allowance	(2,180)	(66)	(7.963)	—	(34)	(267)	(186)	—	(10,696)

Provision charged to operations	140	(108)	5,546	(154)	(149)	12	64	64	5,285

Balance at March 31,	$24,577	$19,766	$21,810	$849	$4,379	$4,505	$1,602	$1,293	$78,781

	2011
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,046	$26,695	$16,340	$53	$10,059	$2,611	$6,241	$437	$84,482
Losses charge to allowance	(327)	(941)	—	—	(21)	(235)	(2,936)	(9)	(4,469)
Recoveries credited to allowance	121	3	134	—	2	197	847	—	1,304
Net losses charged to allowance	(206)	(938)	134	—	(19)	(38)	(2,089)	(9)	(3,165)

Provision charged to operations	1,801	5,714	2,088	178	(5,599)	1,700	(1,942)	140	4,080

Balance at March 31,	$23,641	$31,471	$18,562	$231	$4,441	$4,273	$2,210	$568	$85,397

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$26,809	$14,372	$772,826	$10,205
Commercial real estate: other construction & land development	70,500	7,641	1,198,646	12,125
Commercial real estate: farmland & commercial	26,564	5,902	1,569,157	15,908
Commercial real estate: multifamily	397	—	100,848	849
Residential: first lien	2,230	23	474,469	4,356
Residential: junior lien	2,003	—	385,485	4,505
Consumer	1,127	—	86,533	1,602
Foreign	46	—	217,842	1,293

Total	$129,676	$27,938	$4,805,806	$50,843

	December 31, 2011
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$27,603	$14,402	$746,213	$12,215
Commercial real estate: other construction & land development	60,428	3,073	1,212,961	16,867
Commercial real estate: farmland & commercial	42,231	9,754	1,622,456	14,473
Commercial real estate: multifamily	411	—	121,188	1,003
Residential: first lien	2,290	23	493,432	4,539
Residential: junior lien	1,962	—	398,186	4,760
Consumer	1,334	—	92,775	1,724
Foreign	46	—	229,959	1,359

Total	$136,305	$27,252	$4,917,170	$56,940

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)

Domestic
Commercial	$25,931	$26,819
Commercial real estate: other construction & land development	64,408	54,336
Commercial real estate: farmland & commercial	24,301	34,910
Commercial real estate: multifamily	397	411
Residential: first lien	1,722	1,848
Residential: junior lien	155	135
Consumer	42	46
Foreign	—	—

Total non-accrual loans	$116,956	$118,505

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$23,373	$23,373	$14,372	$23,688	$10
Commercial real estate: other construction & land development	34,488	34,505	7,641	34,694	—
Commercial real estate: farmland & commercial	13,467	13,526	5,902	13,516	—
Residential: first lien	204	204	23	205	—
Total impaired loans with related allowance	$71,532	$71,608	$27,938	$72,103	$10

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$3,436	$3,605	$3,453	$—
Commercial real estate: other construction & land development	36,012	36,084	35,760	58
Commercial real estate: farmland & commercial	13,097	13,690	13,137	31
Commercial real estate: multifamily	397	397	402	—
Residential: first lien	2,026	2,062	1,886	5
Residential: junior lien	2,003	2,013	1,997	27
Consumer	1,127	1,129	1,334	—
Foreign	46	46	46	—
Total impaired loans with no related allowance	$58,144	$59,026	$58,015	$121

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$24,108	$24,108	$14,402	$24,145	$41
Commercial real estate: other construction & land development	34,417	34,432	3,073	34,709	—
Commercial real estate: farmland & commercial	28,636	28,671	9,754	28,883	817
Residential: first lien	208	208	23	214	—
Total impaired loans with related allowance	$87,369	$87,419	$27,252	$87,951	$858

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$3,495	$3,932	$3,942	$20
Commercial real estate: other construction & land development	26,011	26,112	27,722	128
Commercial real estate: farmland & commercial	13,595	15,394	16,271	102
Commercial real estate: multifamily	411	411	439	—
Residential: first lien	2,082	2,220	2,230	27
Residential: junior lien	1,962	1,970	1,980	118
Consumer	1,334	1,338	1,729	—
Foreign	46	46	46	4
Total impaired loans with no related allowance	$48,936	$51,423	$54,359	$399

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

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are improving and better positioned to recover than many other areas of the country.  Loans accounted for as “troubled debt restructuring”, which are included in impaired loans, were not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2012 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at March 31, 2012 and December 31, 2011:

	March 31, 2012
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,715	$2,737	$1,478	$1,383	$8,930	$790,705	$799,635
Commercial real estate: other construction & land development	4,215	19,397	62,279	391	85,891	1,183,255	1,269,146
Commercial real estate: farmland & commercial	8,613	8,416	15,537	3,698	32,566	1,563,155	1,595,721
Commercial real estate: multifamily	370	—	397	—	767	100,478	101,245
Residential: first lien	5,319	3,662	10,367	9,256	19,348	457,351	476,699
Residential: junior lien	865	104	421	332	1,390	386,098	387,488
Consumer	1,339	526	762	719	2,627	85,033	87,660
Foreign	1,896	93	2	2	1,991	215,897	217,888
Total past due loans	$27,332	$34,935	$91,243	$15,781	$153,510	$4,781,972	$4,935,482

	December 31, 2011
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$5,180	$1,369	$1,842	$1,490	$8,391	$765,425	$773,816
Commercial real estate: other construction & land development	23,426	4,360	49,887	979	77,673	1,195,716	1,273,389
Commercial real estate: farmland & commercial	9,467	10,269	7,879	1,231	27,615	1,637,072	1,664,687
Commercial real estate: multifamily	450	—	411	—	861	120,738	121,599
Residential: first lien	6,207	2,757	10,295	9,382	19,259	476,463	495,722
Residential: junior lien	1,433	378	368	320	2,179	397,969	400,148
Consumer	1,643	408	912	866	2,963	91,146	94,109
Foreign	666	53	20	20	739	229,266	230,005
Total past due loans	$48,472	$19,594	$71,614	$14,288	$139,680	$4,913,795	$5,053,475

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2012 and December 31, 2011 is as follows:

		March 31, 2012
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$686,900	$5,488	$6,140	$74,298	$26,809
Commercial real estate: other construction & land development	1,076,334	75,585	14,857	31,870	70,500
Commercial real estate: farmland & commercial	1,421,917	83,062	41,502	22,676	26,564
Commercial real estate: multifamily	100,791	—	—	57	397
Residential: first lien	467,469	130	309	6,561	2,230
Residential: junior lien	385,168	—	314	3	2,003
Consumer	86,494	—	39	—	1,127
Foreign	217,791	—	51	—	46
Total	$4,442,864	$164,265	$63,212	$135,465	$129,676

		December 31, 2011
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$655,154	$5,279	$6,361	$79,419	$27,603
Commercial real estate: other construction & land development	1,058,843	76,722	11,083	66,313	60,428
Commercial real estate: farmland & commercial	1,449,822	83,581	40,510	48,543	42,231
Commercial real estate: multifamily	121,188	—	—	—	411
Residential: first lien	490,924	132	974	1,402	2,290
Residential: junior lien	397,861	—	319	6	1,962
Consumer	92,714	—	41	20	1,334
Foreign	229,898	—	61	—	46
Total	$4,496,404	$165,714	$59,349	$195,703	$136,305

Note 5 — Stock Options

On April 1, 2005, the Board of Directors adopted the 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”).  Effective May 19, 2008, the 2005 Plan was amended to increase the number of shares available for stock option grants under the 2005 Plan by 300,000 shares.  The 2005 Plan replaced the 1996 International Bancshares Corporation Key Contributor Stock Option Plan (the “1996 Plan”).  Under the 2005 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of March 31, 2012, 35,886 shares were available for future grants under the 2005 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2011	844,721	$19.08
Plus: Options granted	—	—
Less:
Options exercised	935	10.40
Options expired	—	—
Options forfeited	26,021	22.07
Options outstanding at March 31, 2012	817,765	$19.00	4.32	$3,149

Options fully vested and exercisable at March 31, 2012	365,578	24.83	2.13	291

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2012 and March 31, 2011 was approximately $131,000 and $102,000, respectively.  As of March 31, 2012, there was approximately $1,183,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2012 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$3,325	$—	$—	$3,325	$3,325
Total investment securities	$3,325	$—	$—	$3,325	$3,325

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
U.S. government agency obligations	$23,987	$43	$—	$24,030	$24,030
Residential mortgage-backed securities	4,736,322	124,913	(23,227)	4,838,008	4,838,008
Obligations of states and political subdivisions	198,957	17,534	(1,119)	215,372	215,372
Equity securities	18,825	1,292	(43)	20,074	20,074
Total investment securities	$4,978,091	$143,782	$(24,389)	$5,097,484	$5,097,484

(1)          Included in the carrying value of residential mortgage-backed securities are $2,810,151 of mortgage-backed securities issued by Ginnie Mae, $1,990,836,of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $37,021 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2011 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,450	$—	$—	$2,450	$2,450
Total investment securities	$2,450	$—	$—	$2,450	$2,450

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,851,747	$128,196	$(10,680)	$4,969,263	$4,969,263
Obligations of states and political subdivisions	211,523	14,449	(1,211)	224,761	224,761
Equity securities	18,825	1,115	(49)	19,891	19,891
Total investment securities	$5,082,095	$143,760	$(11,940)	$5,213,915	$5,213,915

(1)          Included in the carrying value of residential mortgage-backed securities are $3,008,935 of mortgage-backed securities issued by Ginnie Mae, $1,920,723 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $39,605 issued by non-government entities

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$925	$925	$—	$—
Due after one year through five years	2,400	2,400	—	—
Due after five years through ten years	—	—	25,560	25,706
Due after ten years	—	—	197,384	213,696
Residential mortgage-backed securities	—	—	4,736,322	4,838,008
Equity securities	—	—	18,825	20,074
Total investment securities	$3,325	$3,325	$4,978,091	$5,097,484

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,711,642,000 and $2,802,863,000, respectively, at March 31, 2012.

Proceeds from the sale of securities available-for-sale were $17,331,000 for the three months ended March 31, 2012, which included $0 of mortgage-backed securities. Gross gains of $1,173,000 and gross losses of $(1,000) were realized on the sales for the three months ended March 31, 2012.  Proceeds from the sale of securities available-for-sale were $352,679,000 for the three months ended March 31, 2011, which included $350,095,000 of mortgage-backed securities. Gross gains of $1,435,000 and gross losses of $(19,000) were realized on the sales for the three months ended March 31, 2011.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$857,033	$(11,083)	$37,021	$(12,144)	$894,054	$(23,227)
Obligations of states and political subdivisions	8,550	(210)	3,607	(909)	12,157	(1,119)
Other equity securities	4,976	(24)	56	(19)	5,032	(43)
	$870,559	$(11,317)	$40,684	$(13,072)	$911,243	$(24,389)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$—	$—	$39,605	$(10,680)	$39,605	$(10,680)
Obligations of states and political subdivisions	9,531	(315)	3,398	(896)	12,929	(1,211)
Equity securities	3,485	(16)	42	(33)	3,527	(49)
	$13,016	$(331)	$43,045	$(11,609)	$56,061	$(11,940)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell such mortgage-backed securities, and will more than likely not be required to sell such securities before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $186,000 ($121,000, after tax) and $249,000 ($162,000, after tax) were recorded for the quarters ended March 31, 2012 and 2011, respectively.  The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended March 31, 2012 and 2011, respectively (Dollars in Thousands):

Balance at December 31, 2011	$9,393
Impairment charges recognized in earnings during period	186
Balance at March 31, 2012	$9,579

Balance at December 31, 2010	$8,416
Impairment charges recognized in earnings during period	249
Balance at March 31, 2011	$8,665

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2012, other borrowed funds totaled $198,128,000, a decrease of 59.9% from $494,161,000 at December 31, 2011.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of March 31, 2012 and December 31, 2011, the principal amount of debentures outstanding totaled $190,726,000.  As a result of the participation in the TARP Capital Purchase Program, the Company was not permitted, without the consent of the Treasury Department, to redeem any of the Debentures.  This restriction ceased to exist on December 23, 2011.  One half of the Trust I securities were redeemed on June 8, 2011 and the remaining one half of the Trust I securities were redeemed on July 1, 2011 with the consent of the Treasury Department.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) of the Company, and are pari passu with one another.  The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts.  The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities.  The Company has the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to twenty consecutive quarterly periods on Trusts VI, VII, VIII, IX, X, XI and XII.  If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred.  The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2012 and December 31, 2011, the total $190,726,000, of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2012:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate		Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust VI	$25,774	Quarterly	3.95%		LIBOR + 3.45	November 2032	August 2012
Trust VII	10,310	Quarterly	3.80%		LIBOR + 3.25	April 2033	July 2012
Trust VIII	25,774	Quarterly	3.62%		LIBOR + 3.05	October 2033	July 2012
Trust IX	41,238	Quarterly	2.20%		LIBOR + 1.62	October 2036	July 2012
Trust X	34,021	Quarterly	2.20%		LIBOR + 1.65	February 2037	August 2012
Trust XI	32,990	Fixed	6.82	%(1)	Fixed	July 2037	July 2012
Trust XII	20,619	Fixed	6.85	%(1)	Fixed	September 2037	September 2012
	$190,726

(1) Trust XI and XII accrue interest at a fixed rate for the first five years, then floating at LIBOR + 1.62% and 1.45% thereafter, respectively.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 216,000 shares of Series A cumulative perpetual preferred stock, issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Series A shares have a par value of $.01 per share (the “Senior Preferred Stock”), and a liquidation preference of $1,000 per share, for a total price of $216,000,000.  The Senior Preferred Stock will pay dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of March 31, 2012, none of the Warrants had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16, 2012, in the amount of $2,700,000 and will pay a dividend on the Senior Preferred Stock on May 15, 2012, in the amount of $2,700,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrants on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $643,000 for the three months ended March 31, 2012 and $605,000 for the three months ended March 31, 2011.

The Company paid cash dividends to the common shareholders of $.20 per share on April 20, 2012 to all holders of record on April 2, 2012.  Cash dividends of $.19 per share were paid to common shareholders on April 18, and October 17, 2011 to all holders of record on March 28, 2011 and September 30, 2011, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices or those consented to by the Treasury Department.  The stock repurchase restrictions of the TARP Capital Purchase Program ceased to exist on December 23, 2011.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 22, 2012, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 10, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 2, 2012, a total of 7,777,293 shares had been repurchased under all programs at a cost of $236,378,000.

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

The Company was involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involved claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that were in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  An amended judgment was entered in the case on November 19, 2010, in the amount of approximately $24.25 million and it was final and appealable.  During December 2010, the Company deposited $24.4 million with the Court in lieu of a supersedeas bond and the Company commenced appealing the judgment.  On January 5, 2012, the United States Court of Appeals Tenth Circuit affirmed the amended judgment.  On February 28, 2012, the previously deposited $24.4 million was paid to the former controlling shareholders of LFIN and a Release and Satisfaction of Judgment was filed with the Court concluding the matter.

During the first quarter of 2012, the Texas State Comptroller refunded approximately $1.2 million in tax in connection with the Company’s 2011 consolidated Franchise Tax Return. The tax was included as a credit to provision for income tax expense on the consolidated statement of income. The recording of the tax refund resulted in a decrease in the Company’s effective tax rate to 29.4% for the three months ended March 31, 2012.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.62% and 12.74%, risk-weighted Tier 1 capital ratio of 23.08% and 22.73% and risk-weighted total capital ratio of 24.33% and 23.99% at March 31, 2012 and December 31, 2011, respectively.  The identified intangibles and goodwill of $293,619,000 as of March 31, 2012, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2012, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2011, included in the Company’s 2011 Form 10-K.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012, or any future period.

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

•                  Changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, the impact of the Consumer Financial Protection Bureau as a new regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

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

•                  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations, including the Federal Reserve’s new interim final rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

•                  The enhanced due diligence burden imposed on banks under the proposed rules of the banking agencies related to the banks’ inability to rely on credit ratings under Dodd-Frank which may result in a limitation on the types of securities certain banks will be able to purchase as a result of the due diligence burden.

•                  The Company may be adversely affected by its continued participation in the Capital Purchase Program (the “CPP”).

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

Overview

The Company, which is headquartered in Laredo, Texas, with 215 facilities and more than 378 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  As the Company adjusts to regulatory changes related to the adoption of the Dodd-Frank Regulatory Reform Act, the Company’s efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.  On September 22, 2011, the Company announced the approval of a restructuring plan that resulted in the closing of fifty-five (55) in store branches by December 31, 2011.  The branch closures are a result of reduced levels of revenue resulting from regulatory changes related to interchange fee income.  The branches were closed in order to align the Company’s expenses with reduced levels of revenue, protecting the Company’s financial strength while preserving IBC’s free products program.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2012	December 31, 2011	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,811,661	$11,739,649.6%
Net loans	4,856,701	4,969,283	(2.3)
Deposits	8,317,815	7,946,092	4.7
Other borrowed funds	198,128	494,161	(59.9)
Junior subordinated deferrable interest debentures	190,726	190,726	—
Shareholders’ equity	1,607,291	1,600,165.4%

Consolidated Statements of Income Information

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$95,782	$107,138	(10.6)%
Interest expense	20,665	25,305	(18.3)
Net interest income	75,117	81,833	(8.2)
Provision for probable loan losses	5,285	4,080	29.5
Non-interest income	43,177	48,366	(10.7)
Non-interest expense	68,143	75,465	(9.7)
Net income available to common shareholders	28,344	30,216	(6.2)

Per common share:
Basic	$.42	$.45	(6.7)%
Diluted	$.42	.45	(6.7)

Net Income

Net income available to common shareholders for the first quarter of 2012 decreased by 6.2% as compared to the same period in 2011.  Net income during the first quarter of 2011 was positively affected by a lower provision for probable loan losses of approximately $4.1 million, $2.7 million after tax, compared to approximately $5.3 million, $3.4 million, after tax, in the first quarter of 2012. Net income during the first quarter of 2012 was negatively impacted by lower levels of non-interest income resulting primarily from regulatory changes related to interchange fee income and overdraft programs.

Net Interest Income

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$68,323	$74,680	(8.5)%
Investment securities:
Taxable	24,512	30,255	(19.0)
Tax-exempt	2,861	2,128	34.4
Other interest income	86	75	14.7

Total interest income	95,782	107,138	(10.6)

Interest expense:
Savings deposits	1,623	2,262	(28.2)
Time deposits	6,485	8,770	(26.1)
Securities sold under repurchase agreements	10,302	10,586	(2.7)
Other borrowings	208	650	(68.0)
Junior subordinated interest deferrable debentures	2,047	3,037	(32.6)

Total interest expense	20,665	25,305	(18.3)

Net interest income	$75,117	$81,833	(8.2)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 36 for the March 31, 2012 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$22,753	$24,782	(8.2)%
Other service charges, commissions and fees
Banking	10,064	13,026	(22.7)
Non-banking	1,251	1,492	(16.2)
Investment securities transactions, net	1,172	1,416	(17.2)
Other investments, net	5,134	5,356	(4.1)
Other income	2,803	2,294	22.2

Total non-interest income	$43,177	$48,366	(10.7)%

Total non-interest income decreased 10.7% for the quarter ended March 31, 2012 from the same quarter of 2011.  Banking service charges, commissions and fees decreased for the quarter ended March 31, 2012 from the same quarter of 2011 primarily due to the impact of regulatory changes related to interchange fee income and overdraft programs.

Non-Interest Expense

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$29,401	$32,035	(8.2)%
Occupancy	8,734	8,601	1.5
Depreciation of bank premises and equipment	6,927	8,327	(16.8)
Professional fees	3,370	3,886	(13.3)
Deposit insurance assessments	1,567	2,457	(36.2)
Net expense, other real estate owned	1,181	1,114	6.0
Amortization of identified intangible assets	1,137	1,303	(12.7)
Advertising	1,827	1,787	2.2
Impairment charges (Total other-than-temporary impairment charges, $1,649, net of $1,464 and $1,309, net of $1,060 included in other comprehensive income)	186	249	(25.3)
Other	13,813	15,706	(12.1)

Total non-interest expense	$68,143	$75,465	(9.7)%

Non-interest expense decreased 9.7% for the quarter ended March 31, 2012 compared to the same period of 2011.  In December 2011, the Company closed fifty-five (55) in store branches, as a result of reduced levels of revenue arising from regulatory changes related to interchange fee income and overdraft programs.  The branches were closed in order to align the Company’s expenses with reduced levels of revenue, protecting the Company’s financial strength while preserving IBC’s free products.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 6.4% to $78,781,000 at March 31, 2012 from $84,192,000 at December 31, 2011 primarily due to a decrease in the Company’s charge-off experience and a decrease in the loan portfolio.  The provision for probable loan losses charged to expense increased 29.5% to $5,285,000 for the three months ended March 31, 2012 from $4,080,000 for the same period in 2011.  The allowance for probable loan losses was 1.6% and 1.7% of total loans at March 31, 2012 and December 31, 2011, respectively.

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

Loans

Net loans decreased 2.3% to $4,856,701,000 at March 31, 2012, from $4,969,283,000 at December 31, 2011.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by 4.7% to $8,317,815,000 at March 31, 2012, from $7,946,092,000 at December 31, 2011.  The increase in deposits is the result of the increased demand for deposits and the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2012, the Company had $11,811,661,000 of consolidated assets, of which approximately $217,888,000, or 1.8%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $230,005,000, or 2.0%, at December 31, 2011.  Of the $217,888,000, 88.0% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 11.6% is secured by foreign real estate; and .4% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2012 and 2011 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2012, shareholders’ equity was $1,607,291,000 compared to $1,600,165,000 at December 31, 2011, an increase of $7,126,000, or .4%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 12.62% and 12.74%, risk-weighted Tier 1 capital ratio of 23.08% and 22.73% and risk-weighted total capital ratio of 24.33% and 23.99% at March 31, 2012 and December 31, 2011, respectively.  The identified intangibles and goodwill of $293,619,000 as of March 31, 2012, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2012 is illustrated in the following table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2012	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$455,412	$1,339,997	$3,090,028	$215,372	$5,100,809
Loans, net of non-accruals	3,685,737	200,467	261,461	670,861	4,818,526

Total earning assets	$4,141,149	$1,540,464	$3,351,489	$886,233	$9,919,335

Cumulative earning assets	$4,141,149	$5,681,613	$9,033,102	$9,919,335

Rate sensitive liabilities

Time deposits	$1,316,218	$1,612,741	$401,564	$485	$3,331,008
Other interest bearing deposits	2,923,207	—	—	—	2,923,207
Securities sold under repurchase agreements	328,256	30,763	303,415	700,000	1,362,434
Other borrowed funds	191,500	—	—	6,628	198,128
Junior subordinated deferrable interest debentures	137,117	53,609	—	—	190,726

Total interest bearing liabilities	$4,896,298	$1,697,113	$704,979	$707,113	$8,005,503

Cumulative sensitive liabilities	$4,896,298	$6,593,411	$7,298,390	$8,005,503

Repricing gap	(755,149)	$(156,649)	$2,646,510	$179,120	$1,913,832
Cumulative repricing gap	(755,149)	(911,798)	1,734,712	1,913,832
Ratio of interest-sensitive assets to liabilities	.85	.91	4.75	1.25	1.24
Ratio of cumulative, interest- sensitive assets to liabilities	.85	.86	1.24	1.24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2012, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 21 through 26 of the Company’s 2011 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2011.

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

The Company was involved in a dispute related to certain tax matters that were inherited by the Company in its 2004 acquisition of LFIN.  The dispute involved claims by the former controlling shareholders of LFIN related to approximately $14 million of tax refunds received by the Company based on deductions taken in 2003 by LFIN in connection with losses on loans acquired from a failed thrift and a dispute LFIN had with the FDIC regarding the tax benefits related to the failed thrift acquisition which originated in 1988.  On March 5, 2010, judgment was entered on a jury verdict rendered against the Company in the U.S. District Court for the Western District of Oklahoma (the “Court”).  Other than the tax refunds that were in dispute, the Company does not have any other disputes regarding tax refunds received by the Company in connection with the LFIN acquisition.  An amended judgment was entered in the case on November 19, 2010, in the amount of approximately $24.25 million and it was final and appealable.  During December 2010, the Company deposited $24.4 million with the Court in lieu of a supersedeas bond and the Company commenced appealing the judgment.  On January 5, 2012, the United States Court of Appeals Tenth Circuit affirmed the amended judgment.  On February 28, 2012, the previously deposited $24.4 million was paid to the former controlling shareholders of LFIN and a Release and Satisfaction of Judgment was filed with the Court concluding the matter.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices or those consented to by the Treasury Department, which restrictions ceased to exist on December 31, 2011.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 22, 2012, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 2, 2012, a total of 7,777,293 shares had been repurchased under all programs at a cost of $236,378,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 — January 31, 2012	—	—	—	$33,565,000
February 1 — February 29, 2012	—	—	—	33,565,000
March 1 — March 31, 2012	29,466	18.96	29,466	33,006,000
	29,466	18.96	29,466

(1) The repurchase program was extended on March 22, 2012 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2013.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 7, 2012	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 7, 2012	/s/ Imelda Navarro
Imelda Navarro
Treasurer