Form 10-Q
period 2012-06-30
INTERNATIONAL BANCSHARES CORP
filed 2012-08-06
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,229,006 shares outstanding at August 1, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2012	2011
Assets

Cash and due from banks	$219,907	$261,885

Investment securities:
Held-to-maturity (Market value of $2,425 on June 30, 2012 and $2,450 on December 31, 2011)	2,425	2,450
Available-for-sale (Amortized cost of $5,077,867 on June 30, 2012 and $5,082,095 on December 31, 2011)	5,208,603	5,213,915

Total investment securities	5,211,028	5,216,365

Loans	4,878,322	5,053,475
Less allowance for probable loan losses	(70,378)	(84,192)

Net loans	4,807,944	4,969,283

Bank premises and equipment, net	454,433	453,050
Accrued interest receivable	31,290	32,002
Other investments	337,411	351,209
Identified intangible assets, net	10,001	12,190
Goodwill, net	282,532	282,532
Other assets	201,450	161,133

Total assets	$11,555,996	$11,739,649

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2012	2011
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,035,263	$1,927,018
Savings and interest bearing demand	2,704,865	2,707,693
Time	3,419,495	3,311,381

Total deposits	8,159,623	7,946,092

Securities sold under repurchase agreements	1,329,998	1,348,629
Other borrowed funds	142,095	494,161
Junior subordinated deferrable interest debentures	190,726	190,726
Other liabilities	97,373	159,876

Total liabilities	9,919,815	10,139,484

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 216,000 shares on June 30, 2012, net of discount of $4,154,and issued 216,000 shares on December 31, 2011, net of discount of $5,452	211,846	210,548
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,722,817,shares on June 30, 2012 and 95,719,652 shares on December 31, 2011	95,723	95,720
Surplus	163,050	162,767
Retained earnings	1,339,053	1,302,964
Accumulated other comprehensive income (including $(7,498) and $(6,889) of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	84,273	84,959
	1,893,945	1,856,958

Less cost of shares in treasury, 28,494,286 shares on June 30, 2012 and 28,441,714 December 31, 2011	(257,764)	(256,793)

Total shareholders’ equity	1,636,181	1,600,165

Total liabilities and shareholders’ equity	$11,555,996	$11,739,649

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income:
Loans, including fees	$67,413	$74,574	$135,736	$149,254
Investment securities:
Taxable	23,228	29,208	47,740	59,463
Tax-exempt	2,849	2,386	5,710	4,514
Other interest income	193	1,676	279	1,751

Total interest income	93,683	107,844	189,465	214,982

Interest expense:
Savings deposits	1,479	2,232	3,102	4,494
Time deposits	6,255	8,145	12,740	16,915
Securities sold under repurchase agreements	10,267	10,613	20,569	21,199
Other borrowings	138	445	346	1,095
Junior subordinated interest deferrable debentures	1,901	2,998	3,948	6,035

Total interest expense	20,040	24,433	40,705	49,738

Net interest income	73,643	83,411	148,760	165,244

Provision (credit) for probable loan losses	6,107	(1,917)	11,392	2,163

Net interest income after provision (credit) for probable loan losses	67,536	85,328	137,368	163,081

Non-interest income:
Service charges on deposit accounts	23,100	23,918	45,853	48,700
Other service charges, commissions and fees
Banking	9,424	14,412	19,488	27,438
Non-banking	1,682	1,177	2,933	2,669
Gain on investment securities transactions, net	1,420	1,445	2,592	2,861
Other investments, net	2,647	4,220	7,781	9,576
Other income	2,546	2,692	5,349	4,986

Total non-interest income	40,819	47,864	83,996	96,230

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Non-interest expense:
Employee compensation and benefits	$30,210	$32,620	$59,611	$64,655
Occupancy	8,107	9,015	16,841	17,616
Depreciation of bank premises and equipment	6,790	7,931	13,717	16,258
Professional fees	4,171	3,689	7,541	7,575
Deposit insurance assessments	1,490	2,592	3,057	5,049
Net expense, other real estate owned	1,385	8,150	2,566	9,264
Amortization of identified intangible assets	1,163	1,323	2,300	2,626
Advertising	1,970	1,840	3,797	3,627
Impairment charges (Total other-than-temporary impairment losses, $(301), net of $(523), $(254), net of $(420), $1,349, net of $941, and $1,055, net of $640, included in other comprehensive income)	222	166	408	415
Other	16,583	16,616	30,396	32,322

Total non-interest expense	72,091	83,942	140,234	159,407

Income before income taxes	36,264	49,250	81,130	99,904

Provision for income taxes	11,714	16,626	24,893	33,759

Net income	24,550	32,624	56,237	66,145

Preferred stock dividends	3,355	3,315	6,698	6,620

Net income available to common shareholders	$21,195	$29,309	$49,539	$59,525

Basic earnings per common share:

Weighted average number of shares outstanding:	67,244,005	67,628,223	67,257,456	67,664,567
Net income	$.32	$.43	$.74	$.88

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,323,912	67,689,784	67,339,550	67,734,494
Net income	$.31	$.43	$.74	$.88

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$24,550	$32,624	$56,237	$66,145

Other comprehensive income, net of tax

Net unrealized holding gains on securities available for sale arising during period (tax effects of $4,354, $29,866, $395 and $31,877)	8,086	55,465	734	59,201
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(497), $(505), $(907) and $(1,001))	(923)	(940)	(1,685)	(1,860)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $78, $58, $143 and $145)	144	108	265	270
	7,307	54,633	(686)	57,611
Comprehensive income	$31,857	$87,257	$55,551	$123,756

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:

Net income	$56,237	$66,145

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	11,392	2,163
Specific reserve, other real estate owned	741	7,710
Accretion of time deposit discounts	—	(7)
Depreciation of bank premises and equipment	13,717	16,258
Gain on sale of bank premises and equipment	(319)	(332)
Gain on sale of other real estate owned	(395)	(254)
Accretion of investment securities discounts	(1,521)	(870)
Amortization of investment securities premiums	13,339	10,223
Investment securities transactions, net	(2,592)	(2,861)
Impairment charges on available-for-sale investment securities	408	415
Amortization of junior subordinated debenture discounts	—	9
Amortization of identified intangible assets	2,300	2,626
Stock based compensation expense	253	195
Earnings from affiliates and other investments	(7,348)	(8,980)
Deferred tax expense (benefit)	2,869	(2,283)
Decrease in accrued interest receivable	712	1,691
Net (increase) decrease in other assets	(123)	34,476
Net increase in other liabilities	5,138	2,942

Net cash provided by operating activities	94,808	129,266

Investing activities:

Proceeds from maturities of held-to-maturity securities	1,100	500
Proceeds from sales and calls of available for sale securities	72,383	774,856
Purchases of available for sale securities	(792,642)	(1,331,496)
Principal collected on mortgage-backed securities	643,667	497,445
Net decrease in loans	94,229	62,252
Purchases of other investments	(1,860)	(2,173)
Distributions received on other investments	23,006	13,556
Purchases of bank premises and equipment	(17,282)	(9,018)
Proceeds from sales of other real estate owned	15,066	7,341
Proceeds from sale of bank premises and equipment	2,501	1,109

Net cash provided by investing activities	40,168	14,372

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011

Financing activities:

Net increase in non-interest bearing demand deposits	$108,245	$107,280
Net (decrease) increase in savings and interest bearing demand deposits	(2,828)	149,421
Net increase (decrease) in time deposits	108,114	(69,367)
Net decrease in securities sold under repurchase agreements	(18,631)	(9,681)
Net decrease in other borrowed funds	(352,066)	(270,879)
Repayment of long-term debt	—	(5,200)
Purchase of treasury stock	(971)	(2,951)
Proceeds from stock transactions	33	110
Payments of dividends on common stock	(13,450)	(12,863)
Payments of dividends on preferred stock	(5,400)	(5,400)

Net cash used in financing activities	(176,954)	(119,530)

(Decrease) increase in cash and cash equivalents	(41,978)	24,108

Cash and cash equivalents at beginning of period	261,885	197,814

Cash and cash equivalents at end of period	$219,907	$221,922

Supplemental cash flow information:
Interest paid	42,268	52,494
Income taxes paid	14,719	42,773
Non-cash investing and financing activities:
Accrued dividends, preferred shares	1,350	1,350
Net transfer from loans to other real estate owned	57,605	42,383
Purchases of available-for-sale securities not yet settled	2,427	—
Accrued partial redemption of trust preferred securities, IB Capital Trust I	—	5,200

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,953,594	$—	$4,917,718	$35,876
States and political subdivisions	233,899	—	233,899	—
Other	21,110	21,110	—	—
Total	$5,208,603	$21,110	$5,151,617	$35,876

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,969,263	$—	$4,929,658	$39,605
States and political subdivisions	224,761	—	224,761	—
Other	19,891	19,891	—	—
Total	$5,213,915	$19,891	$5,154,419	$39,605

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

Assumptions used in the discounted cash flow model for the quarter and six months ended June 30, 2012, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 9%, (iii) a loss severity rate that starts at 60% for the first year then declines by 5% for the following five years and remains at 25% thereafter, and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.  As actual historical information has become more widely available to investors, the Company determined that this approach to the model was appropriate and therefore, modified the model that had been used in prior periods.  The change did not significantly impact the results of the model.

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

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (dollars in thousands):

Balance at December 31, 2011	$39,605
Principal paydowns	(2,380)
Total unrealized losses included in:
Other comprehensive income	(941)
Impairment realized in earnings	(408)

Balance at June 30, 2012	$35,876

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents assets measured at fair value on a non-recurring basis as of and for the period ended June 30, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for	Significant Other	Significant	(Credit)
	Six months ended June 30, 2012	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Provision During Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$12,709	$—	$—	$12,709	$(527)
Other real estate owned	13,407	—	—	10,924	668

The following table represents assets measured at fair value on a non-recurring basis as of and for the year ended December 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for	Significant Other	Significant
	Year ended December 31, 2011	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Provision During Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$81,723	$—	$—	$81,723	$15,457
Other real estate owned	34,631	—	—	34,631	9,509

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the six months ended June 30, 2012 and the twelve months ended December 31, 2011, the Company recorded $16,775,000 and $1,100,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the six months ended June 30, 2012 and twelve months ended December 31, 2011, the Company recorded $668,000 and $9,509,000 in write downs in fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2012 and December 31, 2011 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, excluding impaired loans and residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 2 of the fair value hierarchy.  At June 30, 2012, and December 31, 2011, the carrying amount of fixed rate performing loans was $1,203,071,000 and $1,273,989,000 respectively, and the estimated fair value was $1,137,384,000 and $1,200,837,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2012 and December 31, 2011.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 2 of the fair value hierarchy.    At June 30, 2012 and December 31, 2011, the carrying amount of time deposits was $3,419,495,000 and $3,311,381,000, respectively, and the estimated fair value was $3,430,336,000 and $3,323,680,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2012 and December 31, 2011.  The fair value of the long-term instruments is based on established market spreads using option adjusted spreads methodology.  Long-term repurchase agreements are within level 2 of the fair value hierarchy.  At June 30, 2012 and December 31, 2011, the carrying amount of long-term repurchase agreements was $1,000,000,000 and the estimated fair value was $1,166,668,000 and $1,161,849,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has fixed and floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2012 and December 31, 2011.  The fair value of the fixed rate junior subordinated deferrable interest debentures is based on established market spreads to similar debt instruments with similar characteristics to the debentures.  The fixed rate junior subordinated deferrable interest debentures are within level 2 of the fair value hierarchy.  At June 30, 2012 and December 31, 2011, the carrying amount of fixed rate junior subordinated deferrable interest debentures was $20,619,000 and $87,630,000, respectively, and the estimated fair value was $11,340,000 and $43,403,000, respectively.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2012 and December 31, 2011.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At June 30, 2012 and December 31, 2011, the carrying amount of the long-term FHLB borrowings was $6,595,000, and $6,661,000, respectively, and the estimated fair value was $7,142,000 and $6,998,000, respectively.

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

Note 3– Loans

A summary of loans, by loan type at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,533,270	$2,560,102
Real estate – mortgage	842,312	895,870
Real estate – construction	1,210,491	1,273,389
Consumer	83,199	94,109
Foreign	209,050	230,005

Total loans	$4,878,322	$5,053,475

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Quarter ended June 30, 2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$24,577	$19,766	$21,810	$849	$4, 379	$4,505	$1,602	$1,293	$78,781
Losses charge to allowance	(3,064)	(7,500)	(4,482)	—	(30)	(399)	(189)	(5)	(15,669)
Recoveries credited to allowance	758	207	100	—	1	61	32	—	1,159
Net losses charged to allowance	(2,306)	(7,293)	(4,382)	—	(29)	(338)	(157)	(5)	(14,510)

(Credit) provision charged to operations	2,417	769	3,123	(46)	(363)	243	31	(67)	6,107

Balance at June 30,	$24,688	$13,242	$20,551	$803	$3,987	$4,410	$1,476	$1,221	$70,378

	Quarter ended June 30, 2011
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$21,793	$31,471	$18,562	$231	$4,441	$4,273	$4,058	$568	$85,397
Losses charge to allowance	(3,865)	(277)	(645)	—	(638)	(331)	(261)	(4)	(6,021)
Recoveries credited to allowance	771	71	60	—	2	67	50	1	1,022
Net losses charged to allowance	(3,094)	(206)	(585)	—	(636)	(264)	(211)	(3)	(4,999)

(Credit) provision charged to operations	1,928	(11,189)	3,351	623	2,305	1,524	(1,469)	1,010	(1,917)

Balance at June 30,	$20,627	$20,076	$21,328	$854	$6,110	$5,533	$2,378	$1,575	$78,481

	Six Months Ended June 30, 2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$26,617	$19,940	$24,227	$1,003	$4,562	$4,760	$1,724	$1,359	$84,192
Losses charge to allowance	(6,488)	(7,571)	(12,476)	—	(66)	(711)	(436)	(5)	(27,753)
Recoveries credited to allowance	2,002	212	131	—	3	106	93	—	2,547
Net losses charged to allowance	(4,486)	(7,359)	(12,345)	—	(63)	(605)	(343)	(5)	(25,206)

(Credit) provision charged to operations	2,557	661	8,669	(200)	(512)	255	95	(133)	11,392

Balance at June 30,	$24,688	$13,242	$20,551	$803	$3,987	$4,410	$1,476	$1,221	$70,378

	Six Months Ended June 30, 2011
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,046	$26,695	$16,340	$53	$10,059	$2,611	$6,241	$437	$84,482
Losses charge to allowance	(6,819)	(1,218)	(645)	—	(659)	(566)	(570)	(13)	(10,490)
Recoveries credited to allowance	1,671	74	194	—	4	264	118	1	2,326
Net losses charged to allowance	(5,148)	(1,144)	(451)	—	(655)	(302)	(452)	(12)	(8,164)

(Credit) provision charged to operations	3,729	(5,475)	5,439	801	(3,294)	3,224	(3,411)	1,150	2,163

Balance at June 30,	$20,627	$20,076	$21,328	$854	$6,110	$5,533	$2,378	$1,575	$78,481

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$28,053	$15,098	$780,188	$9,590
Commercial real estate: other construction & land development	25,716	568	1,184,775	12,674
Commercial real estate: farmland & commercial	18,328	2,942	1,604,725	17,609
Commercial real estate: multifamily	382	—	101,594	803
Residential: first lien	2,752	23	459,751	3,964
Residential: junior lien	1,910	—	377,899	4,410
Consumer	1,079	—	82,120	1,476
Foreign	45	—	209,005	1,221

Total	$78,265	$18,631	$4,800,057	$51,747

	December 31, 2011
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$27,603	$14,402	$746,213	$12,215
Commercial real estate: other construction & land development	60,428	3,073	1,212,961	16,867
Commercial real estate: farmland & commercial	42,231	9,754	1,622,456	14,473
Commercial real estate: multifamily	411	—	121,188	1,003
Residential: first lien	2,290	23	493,432	4,539
Residential: junior lien	1,962	—	398,186	4,760
Consumer	1,334	—	92,775	1,724
Foreign	46	—	229,959	1,359

Total	$136,305	$27,252	$4,917,170	$56,940

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)

Domestic
Commercial	$27,187	$26,819
Commercial real estate: other construction & land development	25,716	54,336
Commercial real estate: farmland & commercial	16,065	34,910
Commercial real estate: multifamily	382	411
Residential: first lien	1,728	1,848
Residential: junior lien	214	135
Consumer	66	46
Foreign	—	—

Total non-accrual loans	$71,358	$118,505

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

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2012 and December 31, 2011:

	June 30, 2012
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$24,256	$24,256	$15,098	$24,271	$—	$24,417	$10
Commercial real estate: other construction & land development	3,671	3,671	568	27,377	—	33,384	—
Commercial real estate: farmland & commercial	8,817	11,954	2,942	12,553	23	13,539	46
Residential: first lien	201	201	23	202	—	203	—
Total impaired loans with related allowance	$36,945	$40,082	$18,631	$64,403	$23	$71,543	$56

	June 30, 2012
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$3,797	$3,908	$3,798	$1	$3,808	$1
Commercial real estate: other construction & land development	22,045	22,110	29,816	41	31,627	99
Commercial real estate: farmland & commercial	9,511	9,854	11,545	—	11,996	8
Commercial real estate: multifamily	382	382	387	—	394	—
Residential: first lien	2,551	2,588	2,681	11	2,596	16
Residential: junior lien	1,910	1,987	2,113	27	2,119	54
Consumer	1,080	1,081	1,178	—	1,323	—
Foreign	45	45	45	1	45	1
Total impaired loans with no related allowance	$41,321	$41,955	$51,563	$81	$53,908	$179

	December 31, 2011
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$24,108	$24,108	$14,402	$24,145	$41
Commercial real estate: other construction & land development	34,417	34,432	3,073	34,709	—
Commercial real estate: farmland & commercial	28,636	28,671	9,754	28,883	817
Residential: first lien	208	208	23	214	—
Total impaired loans with related allowance	$87,369	$87,419	$27,252	$87,951	$858

	December 31, 2011
			Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$3,495	$3,932	$3,942	$20
Commercial real estate: other construction & land development	26,011	26,112	27,722	128
Commercial real estate: farmland & commercial	13,595	15,394	16,271	102
Commercial real estate: multifamily	411	411	439	—
Residential: first lien	2,082	2,220	2,230	27
Residential: junior lien	1,962	1,970	1,980	118
Consumer	1,334	1,338	1,729	—
Foreign	46	46	46	4
Total impaired loans with no related allowance	$48,936	$51,423	$54,359	$399

The following tables detail key information regarding the Company’s average recorded investment in impaired loans and interest recognized on impaired loans by loan class at June 30, 2011:

	June 30, 2011
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in thousands)
Loans with Related Allowance
Domestic
Commercial	$22,944	$10	$22,948	$20
Commercial real estate: other construction & land development	27,815	140	32,873	328
Commercial real estate: farmland & commercial	22,267	207	22,231	413
Residential: first lien	519	—	1,338	—
Total impaired loans with related allowance	$73,545	$357	$79,390	$761

	June 30, 2011
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$439	$4	$458	$9
Commercial real estate: other construction & land development	24,637	24	28,473	56
Commercial real estate: farmland & commercial	5,501	—	4,783	—
Commercial real estate: multifamily	445	—	454	—
Residential: first lien	1,944	3	2,000	3
Residential: junior lien	1,531	48	1,535	48
Consumer	1,228	—	1,372	—
Foreign	2	––	3	––
Total impaired loans with no related allowance	$35,727	$79	$39,078	$116

The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  Management’s decision to place a loan in this category does not mean that losses will occur.  In the current environment, troubled loan management can be protracted because of legal and process problems that delay the collection of an otherwise collectible loan.  From time to time, the bank subsidiaries foreclose on property by transferring title of the property used as collateral for a loan as a means of paying off the debt when all other means of repayment are extinguished.  For the six months ended June 30, 2012, the level of impaired other construction and land development loans and commercial real estate and farmland loans was significantly impacted primarily by the transfer of loans to other assets through the foreclosure process when compared to balances at December 31, 2011.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

Management of the Company recognizes the risks associated with these impaired loans.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.  It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are improving and better positioned to recover than many other areas of the country.  Loans accounted for as “troubled debt restructuring,” which are included in impaired loans, were not significant.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2012 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at June 30, 2012 and December 31, 2011:

	June 30, 2012
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,739	$1,364	$5,511	$350	$11,614	$796,627	$808,241
Commercial real estate: other construction & land development	8,933	41	24,901	1,032	33,875	1,176,616	1,210,491
Commercial real estate: farmland & commercial	3,687	1,350	6,371	935	11,408	1,611,645	1,623,053
Commercial real estate: multifamily	186	—	382	—	568	101,408	101,976
Residential: first lien	4,930	2,216	11,445	10,117	18,591	443,912	462,503
Residential: junior lien	680	211	419	273	1,310	378,499	379,809
Consumer	1,288	504	985	919	2,777	80,422	83,199
Foreign	1,989	241	54	54	2,284	206,766	209,050
Total past due loans	$26,432	$5,927	$50,068	$13,680	$82,427	$4,795,895	$4,878,322

	December 31, 2011
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$5,180	$1,369	$1,842	$1,490	$8,391	$765,425	$773,816
Commercial real estate: other construction & land development	23,426	4,360	49,887	979	77,673	1,195,716	1,273,389
Commercial real estate: farmland & commercial	9,467	10,269	7,879	1,231	27,615	1,637,072	1,664,687
Commercial real estate: multifamily	450	—	411	—	861	120,738	121,599
Residential: first lien	6,207	2,757	10,295	9,382	19,259	476,463	495,722
Residential: junior lien	1,433	378	368	320	2,179	397,969	400,148
Consumer	1,643	408	912	866	2,963	91,146	94,109
Foreign	666	53	20	20	739	229,266	230,005
Total past due loans	$48,472	$19,594	$71,614	$14,288	$139,680	$4,913,795	$5,053,475

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$691,662	$5,460	$5,522	$77,544	$28,053
Commercial real estate: other construction & land development	1,131,653	14,641	5,411	33,070	25,716
Commercial real estate: farmland & commercial	1,453,930	84,131	44,381	22,283	18,328
Commercial real estate: multifamily	101,538	—	—	56	382
Residential: first lien	452,856	366	33	6,496	2,752
Residential: junior lien	376,000	79	320	1,500	1,910
Consumer	82,083	—	37	—	1,079
Foreign	208,960	—	45	—	45
Total	$4,498,682	$104,677	$55,749	$140,949	$78,265

	December 31, 2011
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$655,154	$5,279	$6,361	$79,419	$27,603
Commercial real estate: other construction & land development	1,058,843	76,722	11,083	66,313	60,428
Commercial real estate: farmland & commercial	1,449,822	83,581	40,510	48,543	42,231
Commercial real estate: multifamily	121,188	—	—	—	411
Residential: first lien	490,924	132	974	1,402	2,290
Residential: junior lien	397,861	—	319	6	1,962
Consumer	92,714	—	41	20	1,334
Foreign	229,898	—	61	—	46
Total	$4,496,404	$165,714	$59,349	$195,703	$136,305

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”), subject to shareholder approval of the 2012 Plan.  The Company’s shareholders approved the 2012 Plan on May 21, 2012.  There are 800,000 shares available for stock option grants under the 2012 Plan.  The 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”) was terminated for the purpose of future stock option grants upon adoption of the 2012 Plan.  Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of June 30, 2012, 800,000 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2011	844,721	$19.08
Plus: Options granted	—	—
Less:
Options exercised	3,165	10.40
Options expired	—	—
Options forfeited	36,551	21.43
Options outstanding at June 30, 2012	805,005	19.01	4.08	2,825

Options fully vested and exercisable at June 30, 2012	396,672	23.82	2.11	526

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2012 was approximately $122,000 and $253,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2011 was approximately $93,000 and $195,000, respectively.  As of June 30, 2012, there was approximately $1,060,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.8 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2012 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,425	$—	$—	$2,425	$2,425
Total investment securities	$2,425	$—	$—	$2,425	$2,425

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,841,592	$126,267	$(14,265)	$4,953,594	$4,953,594
Obligations of states and political subdivisions	216,700	18,563	(1,364)	233,899	233,899
Equity securities	19,575	1,560	(25)	21,110	21,110
Total investment securities	$5,077,867	$146,390	$(15,654)	$5,208,603	$5,208,603

(1)          Included in the carrying value of residential mortgage-backed securities are $2,654,113 of mortgage-backed securities issued by Ginnie Mae, $2,263,605 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $35,876 issued by non-government entities

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

(1)          Included in the carrying value of residential mortgage-backed securities are $3,008,935 of mortgage-backed securities issued by Ginnie Mae, $1,920,723 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $39,605 issued by non-government entities

The amortized cost and estimated fair value of investment securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$25	$25	$—	$—
Due after one year through five years	2,400	2,400	—	—
Due after five years through ten years	—	—	1,422	1,518
Due after ten years	—	—	215,278	232,381
Residential mortgage-backed securities	—	—	4,841,592	4,953,594
Equity securities	—	—	19,575	21,110
Total investment securities	$2,425	$2,425	$5,077,867	$5,208,603

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,653,307,000 and $2,742,643,000 at June 30, 2012.

Proceeds from the sale of securities available-for-sale were $55,052,000 and $72,383,000 for the three and six months ended June 30, 2012, which included $31,515,000 and $31,515,000 of mortgage-backed securities. Gross gains of $1,420,000 and $2,593,000 and gross losses of $0 and $(1,000) were realized on the sales for the three and six months ended June 30, 2012, respectively.  Proceeds from the sale of securities available-for-sale were $422,177,000 and $774,856,000 for the three and six months ended June 30, 2011, which included $420,149,000 and $770,244,000 of mortgage-backed securities. Gross gains of $1,458,000 and $2,893,000 and gross losses of $(13,000) and $(32,000) were realized on the sales for the three and six months ended June 30, 2011, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$555,546	$(2,644)	$35,877	$(11,621)	$591,423	$(14,265)
Obligations of states and political subdivisions	20,884	(289)	5,584	(1,075)	26,468	(1,364)
Other equity securities	—	—	50	(25)	50	(25)
	$576,430	$(2,933)	$41,511	$(12,721)	$617,941	$(15,654)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $222,000 ($144,300, after tax) and $408,000 ($265,200, after tax) were recorded for the three and six months ended June 30, 2012. Impairment charges of $166,000 ($107,900, after tax) and $415,000 ($269,750, after tax) were recorded for the three and six months ended June 30, 2011. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended June 30, 2012 (Dollars in Thousands):

Balance at March 31, 2012	$9,579
Impairment charges recognized during period	222
Balance at June 30, 2012	$9,801

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the six months ended June 30, 2012 (Dollars in Thousands):

Balance at December 31, 2011	$9,393
Impairment charges recognized during period	408
Balance at June 30, 2012	$9,801

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended June 30, 2011 (Dollars in Thousands):

Balance at March 31, 2011	$8,665
Impairment charges recognized during period	166
Balance at June 30, 2011	$8,831

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the six months ended June 30, 2011 (Dollars in Thousands):

Balance at December 31, 2010	$8,416
Impairment charges recognized during period	415
Balance at June 30, 2011	$8,831

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2012, other borrowed funds totaled $142,095,000, a decrease of 71.2% from $494,161,000 at December 31, 2011.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of June 30, 2012 and December 31, 2011, the principal amount of debentures outstanding totaled $190,726,000.  As a result of the participation in the TARP Capital Purchase Program, the Company was not permitted, without the consent of the Treasury Department, to redeem any of the Debentures.  This restriction ceased to exist on December 23, 2011.  One half of the Trust I securities were redeemed on June 8, 2011 and the remaining one half of the Trust I securities were redeemed on July 1, 2011 with the consent of the Treasury Department.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2012 and December 31, 2011, the total $190,726,000, of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2012:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate		Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust VI	$25,774	Quarterly	3.92%		LIBOR + 3.45	November 2032	November 2012
Trust VII	10,310	Quarterly	3.72%		LIBOR + 3.25	April 2033	October 2012
Trust VIII	25,774	Quarterly	3.52%		LIBOR + 3.05	October 2033	October 2012
Trust IX	41,238	Quarterly	2.09%		LIBOR + 1.62	October 2036	October 2012
Trust X	34,021	Quarterly	2.12%		LIBOR + 1.65	February 2037	November 2012
Trust XI	32,990	Quarterly	2.08%		LIBOR + 1.62	July 2037	October 2012
Trust XII	20,619	Fixed	6.85	%(1)	Fixed	September 2037	September 2012
	$190,726

(1) Trust XII accrues interest at a fixed rate for the first five years, then floating at LIBOR + 1.45% thereafter.

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 176,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  On July 11, 2012, the Company repurchased 40,000 shares of the total 216,000 shares of Senior Preferred Stock originally issued to the U.S.  Treasury.  The Company paid the U.S.  Treasury a total of $40 million of the $216 million it received under the TARP Capital Purchase Program, plus an accrued dividend of approximately $311,111.  The remaining 176,000 shares of Senior Preferred Stock have a par value of $.01 per share and a liquidation preference of $1,000 per share, for a total price of $176,000,000.  The Senior Preferred Stock pays dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of June 30, 2012, none of the Warrant had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16 and May 15, 2012, in the amount of $2,700,000 each and will pay a dividend on the Senior Preferred Stock on August 15, 2012, in the amount of $2,200,000.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrant on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $655,000 and $1,298,000 for the three and six months ended June 30, 2012 and $615,000 and $1,220,000 for the three and six months ended June 30, 2011, respectively.

The Company paid cash dividends to the common shareholders of $.20 per share on April 20, 2012 to all holders of record on April 2, 2012.  Cash dividends of $.19 per share were paid to common shareholders on April 18, and October 17, 2011 to all holders of record on March 28, 2011 and September 30, 2011, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices or those consented to by the Treasury Department.  The stock repurchase restrictions of the TARP Capital Purchase Program ceased to exist on December 23, 2011.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 22, 2012, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 10, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2012, a total of 7,800,399 shares had been repurchased under all programs at a cost of $236,791,000.

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

During the first quarter of 2012, the Texas State Comptroller refunded approximately $1.2 million in tax in connection with the Company’s 2011 consolidated Franchise Tax Return.  The tax was included as a credit to provision for income tax expense on the consolidated statement of income.  The recording of the tax refund resulted in a decrease in the Company’s effective tax rate to 31% for the six months ended June 30, 2012.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.83% and 12.74%, risk-weighted Tier 1 capital ratio of 23.12% and 22.73% and risk-weighted total capital ratio of 24.29% and 23.99% at June 30, 2012 and December 31, 2011, respectively.  The identified intangibles and goodwill of $292,533,000 as of June 30, 2012, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2012, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2011, included in the Company’s 2011 Form 10-K.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012, or any future period.

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

•                  The possible increase in required capital levels related to the proposed capital rules of the federal banking agencies that address the Basel III capital standards.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 210 facilities and more than 335 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2012	December 31, 2011	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,555,996	$11,739,649	(1.6)%
Net loans	4,807,944	4,969,283	(3.2)
Deposits	8,159,623	7,946,092	2.7
Other borrowed funds	142,095	494,161	(71.2)
Junior subordinated deferrable interest debentures	190,726	190,726	—
Shareholders’ equity	1,636,181	1,600,165	2.3

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Interest income	$93,683	$107,844	(13.1)%	$189,465	$214,982	(11.9)%
Interest expense	20,040	24,433	(18.0)	40,705	49,738	(18.2)
Net interest income	73,643	83,411	(11.7)	148,760	165,244	(10.0)
(Credit) provision for probable loan losses	6,107	(1,917)	418.6	11,392	2,163	426.7
Non-interest income	40,819	47,864	(14.7)	83,996	96,230	(12.7)
Non-interest expense	72,091	83,942	(14.1)	140,234	159,407	(12.0)
Net income available to common shareholders	21,195	29,309	(27.7)	49,539	59,525	(16.8)

Per common share (adjusted for stock dividends):
Basic	$.32	$.43	(25.6)%	$.74	$.88	(15.9)%
Diluted	.31	.43	(27.9)	.74	.88	(15.9)

Net Income

Net income available to common shareholders for the second quarter of 2012 decreased by 27.7% and net income available to common shareholders for the six months ended June 30, 2012 decreased by 16.8% when compared to the same period in 2011.  Net income during the first six months of 2011 was positively affected by a lower provision for probable loan losses of approximately $2.2 million, $1.4 million after tax.  Net income for the first six months of 2012 was negatively impacted by narrowing interest margins caused by slow loan demand and declining yields in the bond markets coupled with lower levels of revenues on interchange fee income and overdraft programs due to regulatory changes, as well as the burden of increasing compliance costs arising from the Dodd-Frank Act and heightened regulatory oversight.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Interest income:
Loans, including fees	$67,413	$74,574	(9.6)%	$135,736	$149,254	(9.1)%
Investment securities:
Taxable	23,228	29,208	(20.5)	47,740	59,463	(19.7)
Tax-exempt	2,849	2,386	19.4	5,710	4,514	26.5
Other interest income	193	1,676	(88.5)	279	1,751	(84.1)

Total interest income	93,683	107,844	(13.1)	189,465	214,982	(11.9)

Interest expense:
Savings deposits	1,479	2,232	(33.7)	3,102	4,494	(31.0)
Time deposits	6,255	8,145	(23.2)	12,740	16,915	(24.7)
Securities sold under repurchase agreements	10,267	10,613	(3.3)	20,569	21,199	(3.0)
Other borrowings	138	445	(69.0)	346	1,095	(68.4)
Junior subordinated interest deferrable debentures	1,901	2,998	(36.6)	3,948	6,035	(34.6)

Total interest expense	20,040	24,433	(18.0)	40,705	49,738	(18.2)

Net interest income	$73,643	$83,411	(11.7)%	$148,760	$165,244	(10.0)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match.  One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 39 for the June 30, 2012 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Service charges on deposit accounts	$23,100	$23,918	(3.4)%	$45,853	$48,700	(5.8)%
Other service charges, commissions and fees
Banking	9,424	14,412	(34.6)	19,488	27,438	(29.0)
Non-banking	1,682	1,177	42.9	2,933	2,669	9.9
Investment securities transactions, net	1,420	1,445	(1.7)	2,592	2,861	(9.4)
Other investments, net	2,647	4,220	(37.3)	7,781	9,576	(18.7)
Other income	2,546	2,692	(5.4)	5,349	4,986	7.3

Total non-interest income	$40,819	$47,864	(14.7)%	$83,996	$96,230	(12.7)%

Total non-interest income decreased 12.7% for the six months ended June 30, 2012 from the same period of 2011.  Banking service charges, commissions and fees decreased for the three and six months ended June 30, 2012 from the same periods of 2011 primarily due to the impact of regulatory changes related to interchange fee income and overdraft programs.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Employee compensation and benefits	$30,210	$32,620	(7.4)%	$59,611	$64,655	(7.8)%
Occupancy	8,107	9,015	(10.1)	16,841	17,616	(4.4)
Depreciation of bank premises and equipment	6,790	7,931	(14.4)	13,717	16,258	(15.6)
Professional fees	4,171	3,689	13.1	7,541	7,575	(0.4)
Deposit insurance assessments	1,490	2,592	(42.5)	3,057	5,049	(39.5)
Net expense, other real estate owned	1,385	8,150	(83.0)	2,566	9,264	(72.3)
Amortization of identified intangible assets	1,163	1,323	(12.1)	2,300	2,626	(12.4)
Advertising	1,970	1,840	7.1	3,797	3,627	4.7
Impairment charges (Total other-than-temporary impairment losses, $(301), net of $(523), $(254), net of $(420), $1,349, net of $941 and $1,055, net of $640 included in other comprehensive income)	222	166	33.7	408	415	(1.7)
Other	16,583	16,616	(0.2)	30,396	32,322	(6.0)

Total non-interest expense	$72,091	$83,942	(14.1)%	$140,234	$159,407	(12.0)%

Non-interest expense decreased 14.1% for the three months ended June 30, 2012 and 12.0% for the six months ended June 30, 2012 compared to the same periods of 2011.  In December 2011, the Company closed fifty-five (55) in store branches, as a result of reduced levels of revenue arising from regulatory changes related to interchange fee income and overdraft programs.  The branches were closed in order to align the Company’s expenses with reduced levels of revenue, protecting the Company’s financial strength while preserving IBC’s free products.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 16.4% to $70,378,000 at June 30, 2012 from $84,192,000 at December 31, 2011 primarily due to a decrease in the Company’s charge-off experience and a decrease in the loan portfolio.  The provision for probable loan losses charged to expense increased 426.7% to $11,392,000 for the six months ended June 30, 2012 from $2,163,000 for the same period in 2011.  The allowance for probable loan losses was 1.4% and 1.7% of total loans at June 30, 2012 and December 31, 2011, respectively.

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

Loans

Net loans decreased 3.2% to $4,807,944,000 at June 30, 2012, from $4,969,283,000 at December 31, 2011.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by 2.7% to $8,159,623,000 at June 30, 2012, from $7,946,092,000 at December 31, 2011.  The increase in deposits is the result of the increased demand for deposits and the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2012, the Company had $11,555,996,000 of consolidated assets, of which approximately $209,050,000, or 1.8%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $230,005,000, or 2.0%, at December 31, 2011.  Of the $209,050,000, 88.8% is directly or indirectly secured by U.S.  assets, certificates of deposits and real estate; 10.8% is secured by foreign real estate; and .4% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2012, shareholders’ equity was $1,636,181,000 compared to $1,600,165,000 at December 31, 2011, an increase of $36,016,000, or 2.3%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders.

The Company had a leverage ratio of 12.83% and 12.74%, risk-weighted Tier 1 capital ratio of 23.12% and 22.73% and risk-weighted total capital ratio of 24.29% and 23.99% at June 30, 2012 and December 31, 2011, respectively.  The identified intangibles and goodwill of $292,533,000 as of June 30, 2012, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2012 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2012	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$451,576	$1,476,858	$3,048,695	$233,899	$5,211,028
Loans, net of non-accruals	3,653,128	193,281	306,545	654,010	4,806,964

Total earning assets	$4,104,704	$1,670,139	$3,355,240	$887,909	$10,017,992

Cumulative earning assets	$4,104,704	$5,774,843	$9,130,083	$10,017,992

Rate sensitive liabilities

Time deposits	$1,242,359	$1,812,687	$363,996	$453	$3,419,495
Other interest bearing deposits	2,704,865	—	—	—	2,704,865
Securities sold under repurchase agreements	277,429	49,154	303,415	700,000	1,329,998
Other borrowed funds	135,500	—	—	6,595	142,095
Junior subordinated deferrable interest debentures	190,726	—	—	—	190,726

Total interest bearing liabilities	$4,550,879	$1,861,841	$667,411	$707,048	$7,787,179

Cumulative sensitive liabilities	$4,550,879	$6,412,720	$7,080,131	$7,787,179

Repricing gap	$(446,175)	$(191,702)	$2,687,829	$180,861	$2,230,813
Cumulative repricing gap	(446,175)	(637,877)	2,049,952	2,230,813
Ratio of interest-sensitive assets to liabilities	.90	.90	5.03	1.26	1.29
Ratio of cumulative, interest-sensitive assets to liabilities	.90	.90	1.29	1.29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2012, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 21 through 26 of the Company’s 2011 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices or those consented to by the Treasury Department, which restrictions ceased to exist on December 23, 2011.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 22, 2012, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 1, 2012, a total of 7,800,399 shares had been repurchased under all programs at a cost of $236,791,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April 1 – April 30, 2012	—	—	—	$40,000,000
May 1 – May 31, 2012	—	—	—	40,000,000
June 1 – June 30, 2012	23,106	17.87	23,106	39,587,000
	23,106	17.87	23,106

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

++   Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 6, 2012	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 6, 2012	/s/ Imelda Navarro
Imelda Navarro
Treasurer