Form 10-Q
period 2012-09-30
INTERNATIONAL BANCSHARES CORP
filed 2012-11-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,222,937 shares outstanding at October 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2012	2011
Assets

Cash and due from banks	$260,091	$261,885

Investment securities:
Held-to-maturity (Market value of $2,400 on September 30, 2012 and $2,450 on December 31, 2011)	2,400	2,450
Available-for-sale (Amortized cost of $5,595,919 on September 30, 2012 and $5,082,095 on December 31, 2011)	5,725,035	5,213,915

Total investment securities	5,727,435	5,216,365

Loans	4,883,028	5,053,475
Less allowance for probable loan losses	(72,681)	(84,192)

Net loans	4,810,347	4,969,283

Bank premises and equipment, net	453,304	453,050
Accrued interest receivable	30,486	32,002
Other investments	354,156	351,209
Identified intangible assets, net	8,887	12,190
Goodwill, net	282,532	282,532
Other assets	189,502	161,133

Total assets	$12,116,740	$11,739,649

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2012	2011
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,109,495	$1,927,018
Savings and interest bearing demand	2,684,755	2,707,693
Time	3,196,921	3,311,381

Total deposits	7,991,171	7,946,092

Securities sold under repurchase agreements	1,173,612	1,348,629
Other borrowed funds	615,061	494,161
Junior subordinated deferrable interest debentures	190,726	190,726
Other liabilities	540,829	159,876

Total liabilities	10,511,399	10,139,484

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Series A Cumulative perpetual preferred shares, $.01 par value, $1,000 per share liquidation value. Authorized 25,000,000 shares; issued 176,000 shares on September 30, 2012, net of discount of $2,821,and issued 216,000 shares on December 31, 2011, net of discount of $5,452	173,179	210,548
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,723,817,shares on September 30, 2012 and 95,719,652 shares on December 31, 2011	95,724	95,720
Surplus	163,173	162,767
Retained earnings	1,347,892	1,302,964
Accumulated other comprehensive income (including $(7,083) and $(6,889) of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	83,258	84,959
	1,863,226	1,856,958

Less cost of shares in treasury, 28,501,180 shares on September 30, 2012 and 28,441,714 December 31, 2011	(257,885)	(256,793)

Total shareholders’ equity	1,605,341	1,600,165

Total liabilities and shareholders’ equity	$12,116,740	$11,739,649

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income:
Loans, including fees	$67,254	$72,461	$202,990	$221,715
Investment securities:
Taxable	23,388	28,427	71,128	87,890
Tax-exempt	2,972	2,694	8,682	7,208
Other interest income	161	41	440	1,792

Total interest income	93,775	103,623	283,240	318,605

Interest expense:
Savings deposits	1,074	1,732	4,176	6,226
Time deposits	5,910	7,636	18,650	24,551
Securities sold under repurchase agreements	8,811	10,608	29,380	31,807
Other borrowings	195	332	541	1,427
Junior subordinated interest deferrable debentures	1,430	2,771	5,378	8,806

Total interest expense	17,420	23,079	58,125	72,817

Net interest income	76,355	80,544	225,115	245,788

Provision for probable loan losses	5,349	5,670	16,741	7,833

Net interest income after provision for probable loan losses	71,006	74,874	208,374	237,955

Non-interest income:
Service charges on deposit accounts	23,748	24,205	69,601	72,905
Other service charges, commissions and fees
Banking	9,492	13,749	28,980	41,187
Non-banking	2,038	1,677	4,971	4,346
Gain on investment securities transactions, net	32,935	6,587	35,527	9,448
Other investments, net	3,650	2,749	11,431	12,325
Other income	2,144	2,244	7,493	7,230

Total non-interest income	74,007	51,211	158,003	147,441

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Non-interest expense:
Employee compensation and benefits	$30,541	$32,034	$90,152	$96,689
Occupancy	8,032	10,640	24,873	28,256
Depreciation of bank premises and equipment	6,618	8,491	20,335	24,749
Professional fees	4,279	3,698	11,820	11,273
Deposit insurance assessments	2,289	2,472	5,346	7,521
Net expense, other real estate owned	3,065	1,954	5,631	11,218
Amortization of identified intangible assets	1,163	1,324	3,463	3,950
Advertising	1,713	1,794	5,510	5,421
Early termination fee — securities sold under repurchase agreements	31,550	—	31,550	—
Impairment charges (Total other-than-temporary impairment losses, $(402), net of $(641), $152, net of $(134), $947, net of $300, and $1,206, net of $505, included in other comprehensive income)	239	286	647	701
Other	16,955	17,597	47,351	49,919

Total non-interest expense	106,444	80,290	246,678	239,697

Income before income taxes	38,569	45,795	119,699	145,699

Provision for income taxes	12,691	15,164	37,584	48,923

Net income	25,878	30,631	82,115	96,776

Preferred stock dividends	3,845	3,324	10,543	9,944

Net income available to common shareholders	$22,033	$27,307	$71,572	$86,832

Basic earnings per common share:

Weighted average number of shares outstanding:	67,225,701	67,423,857	67,246,793	67,583,449
Net income	$.33	$.41	$1.06	$1.28

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,301,701	67,469,889	67,326,856	67,645,411
Net income	$.33	$.40	$1.06	$1.28

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$25,878	$30,631	$82,115	$96,776

Other comprehensive income (loss), net of tax

Net unrealized holding gains on securities available for sale arising during period (net of tax effects of $10,897, $7,125, $11,292 and $39,003)	20,238	13,232	20,971	72,433
Reclassification adjustment for gains on securities available for sale included in net income (net of tax effects of $(11,527), $(2,306), $(12,434) and $(3,307))	(21,408)	(4,281)	(23,093)	(6,141)
Reclassification adjustment for impairment charges on available for sale securities included in net income (net of tax effects of $84, $100, $226 and $245)	155	186	421	456
	(1,015)	9,137	(1,701)	66,748

Comprehensive income	$24,863	$39,768	$80,414	$163,524

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:

Net income	$82,115	$96,776

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	16,741	7,833
Specific reserve, other real estate owned	2,032	8,075
Accretion of time deposit discounts	—	(11)
Depreciation of bank premises and equipment	20,335	24,749
Gain on sale of bank premises and equipment	(734)	(267)
Gain on sale of other real estate owned	(239)	(49)
Accretion of investment securities discounts	(2,346)	(1,387)
Amortization of investment securities premiums	20,290	13,968
Investment securities transactions	(35,527)	(9,448)
Impairment charges on available-for-sale investment securities	647	701
Amortization of junior subordinated debenture discounts	—	9
Amortization of identified intangible assets	3,463	3,950
Stock based compensation expense	366	280
Earnings from affiliates and other investments	(8,836)	(11,542)
Deferred tax expense	2,267	766
Decrease in accrued interest receivable	1,516	5,481
Net (increase) decrease in other assets	(271)	48,944
Net increase in other liabilities	16,793	7,976

Net cash provided by operating activities	118,612	196,804

Investing activities:

Proceeds from maturities of held-to-maturity securities	1,125	1,300
Proceeds from sales and calls of available for sale securities	1,279,963	926,869
Purchases of available for sale securities	(2,383,774)	(1,596,603)
Principal collected on mortgage-backed securities	955,550	703,618
Net decrease in loans	86,501	181,902
Purchases of other investments	(2,956)	(1,941)
Distributions received on other investments	8,845	23,504
Purchases of bank premises and equipment	(23,650)	(13,450)
Proceeds from sales of other real estate owned	25,643	7,477
Proceeds from sale of bank premises and equipment	3,795	1,180

Net cash (used in) provided by investing activities	(48,958)	233,856

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2012	2011

Financing activities:

Net increase in non-interest bearing demand deposits	$182,477	$163,707
Net (decrease) increase in savings and interest bearing demand deposits	(22,938)	102,312
Net decrease in time deposits	(114,460)	(111,980)
Net decrease in securities sold under repurchase agreements	(175,017)	(46,453)
Net increase (decrease) in other borrowed funds	120,900	(469,036)
Repayment of long-term debt	—	(10,400)
Purchase of treasury stock	(1,092)	(6,333)
Redemption of senior preferred shares	(40,000)	—
Proceeds from stock transactions	43	112
Payments of dividends on common stock	(13,450)	(12,864)
Payments of dividends on preferred stock	(7,911)	(8,100)

Net cash used in financing activities	(71,448)	(399,035)

(Decrease) increase in cash and cash equivalents	(1,794)	31,625

Cash and cash equivalents at beginning of period	261,885	197,814

Cash and cash equivalents at end of period	$260,091	$229,439

Supplemental cash flow information:
Interest paid	$60,651	$75,533
Income taxes paid	22,271	45,022
Non-cash investing and financing activities:
Accrued dividends, preferred shares	1,100	1,350
Dividends declared, not yet paid on common stock	13,445	12,784
Net transfer from loans to other real estate owned	55,694	46,119
Purchases of available-for-sale securities not yet settled	442,240	—
Sales of securities available-for-sale not yet settled	—	2,027

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,467,308	$—	$5,433,020	$34,288
States and political subdivisions	236,469	—	236,469	—
Other	21,258	21,258	—	—
Total	$5,725,035	$21,258	$5,669,489	$34,288

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

Assumptions used in the discounted cash flow model for the quarter and nine months ended September 30, 2012, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 9%, (iii) a loss severity rate that starts at 60% for the first year then declines by 5% for the following five years and remains at 25% thereafter, and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.  As actual historical information has become more widely available to investors, the Company determined that this approach to the model was appropriate and therefore, modified the model that had been used in prior periods.  The change did not significantly impact the results of the model.

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

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (dollars in thousands):

Balance at December 31, 2011	$39,605
Principal paydowns	(4,370)
Total unrealized losses included in:
Other comprehensive income	(300)
Impairment realized in earnings	(647)

Balance at September 30, 2012	$34,288

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents assets measured at fair value on a non-recurring basis as of and for the period ended September 30, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value Nine months ended September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Credit) Provision During Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$12,451	$—	$—	$12,451	$(581)
Other real estate owned	7,469	—	—	7,469	1,874

The following table represents assets measured at fair value on a non-recurring basis as of and for the year ended December 31, 2011 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value Year ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Provision During Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$81,723	$—	$—	$81,723	$15,457
Other real estate owned	34,631	—	—	34,631	9,509

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, the Company recorded $16,727,000 and $1,100,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the nine months ended September 30, 2012 and twelve months ended December 31, 2011, the Company recorded charges to operations of $1,874,000 and $9,509,000 related to write downs in fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2012 and December 31, 2011 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, excluding impaired loans and residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 2 of the fair value hierarchy.  At September 30, 2012, and December 31, 2011, the carrying amount of fixed rate performing loans was $1,190,987,000 and $1,273,989,000 respectively, and the estimated fair value was $1,125,280,000 and $1,200,837,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2012 and December 31, 2011.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 2 of the fair value hierarchy.    At September 30, 2012 and December 31, 2011, the carrying amount of time deposits was $3,196,921,000 and $3,311,381,000, respectively, and the estimated fair value was $3,206,909,000 and $3,323,680,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2012 and December 31, 2011.  The fair value of the long-term instruments is based on established market spreads using option adjusted spreads methodology.  Long-term repurchase agreements are within level 2 of the fair value hierarchy.  At September 30, 2012 and December 31, 2011, the carrying amount of long-term repurchase agreements was $800,000,000 and $1,000,000,000, respectively, and the estimated fair value was $937,543,000 and $1,161,849,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2012 and December 31, 2011.  As of December 31, 2011, the Company had fixed rate junior subordinated deferrable interest debentures that converted from fixed to floating rate at various dates in 2012.  The fair value of the fixed rate junior subordinated deferrable interest debentures was based on established market spreads to similar debt instruments with similar characteristics to the debentures.  The fixed rate junior subordinated deferrable interest debentures were within level 2 of the fair value hierarchy.  At December 31, 2011, the carrying amount of fixed rate junior subordinated deferrable interest debentures was $87,630,000, and the estimated fair value was $43,403,000.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2012 and December 31, 2011.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At September 30, 2012 and December 31, 2011, the carrying amount of the long-term FHLB borrowings was $6,561,000, and $6,661,000, respectively, and the estimated fair value was $7,348,000 and $6,998,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,585,180	$2,560,102
Real estate — mortgage	833,139	895,870
Real estate — construction	1,192,273	1,273,389
Consumer	79,454	94,109
Foreign	192,982	230,005

Total loans	$4,883,028	$5,053,475

Note 4 - Allowance for Probable Loan Losses

The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates, (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio, and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by the prolonged economic downturn.  Loans secured by real estate could be impacted negatively by the continued economic environment and resulting decrease in collateral values.  Consumer loans may be impacted by continued and prolonged unemployment rates.

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Quarter ended September 30, 2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$24,688	$13,242	$20,551	$803	$3,987	$4,410	$1,476	$1,221	$70,378
Losses charge to allowance	(3,521)	(3)	(1)	—	(63)	(282)	(159)	(7)	(4,036)
Recoveries credited to allowance	821	13	32	—	4	62	58	—	990
Net losses charged to allowance	(2,700)	10	31	—	(59)	(220)	(101)	(7)	(3,046)

Provision (credit) charged to operations	3,312	44	1,138	(27)	272	626	31	(47)	5,349

Balance at September 30,	$25,300	$13,296	$21,720	$776	$4,200	$4,816	$1,406	$1,167	$72,681

	Quarter ended September 30, 2011
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$20,627	$20,076	$21,328	$854	$6,110	$5,533	$2,378	$1,575	$78,481
Losses charge to allowance	(5,054)	(240)	(1,310)	—	(42)	(413)	(180)	—	(7,239)
Recoveries credited to allowance	1,311	59	41	—	1	15	63	4	1,494
Net losses charged to allowance	(3,743)	(181)	(1,269)	—	(41)	(398)	(117)	4	(5,745)

Provision (credit) charged to operations	2,696	(1,613)	3,885	195	(270)	991	(143)	(71)	5,670

Balance at September 30,	$19,580	$18,282	$23,944	$1,049	$5,799	$6,126	$2,118	$1,508	$78,406

	Nine Months Ended September 30, 2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$26,617	$19,940	$24,227	$1,003	$4,562	$4,760	$1,724	$1,359	$84,192
Losses charge to allowance	(10,009)	(7,574)	(12,477)	—	(129)	(993)	(595)	(12)	(31,789)
Recoveries credited to allowance	2,823	225	163	—	7	168	151	—	3,537
Net losses charged to allowance	(7,186)	(7,349)	(12,314)	—	(122)	(825)	(444)	(12)	(28,252)

Provision (credit) charged to operations	5,869	705	9,807	(227)	(240)	881	126	(180)	16,741

Balance at September 30,	$25,300	$13,296	$21,720	$776	$4,200	$4,816	$1,406	$1,167	$72,681

	Nine Months Ended September 30, 2011
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,046	$26,695	$16,340	$53	$10,059	$2,611	$6,241	$437	$84,482
Losses charge to allowance	(11,873)	(1,458)	(1,955)	—	(701)	(979)	(750)	(13)	(17,729)
Recoveries credited to allowance	2,982	133	235	—	5	279	181	5	3,820
Net losses charged to allowance	(8,891)	(1,325)	(1,720)	—	(696)	(700)	(569)	(8)	(13,909)

Provision (credit) charged to operations	6,425	(7,088)	9,324	996	(3,564)	4,215	(3,554)	1,079	7,833

Balance at September 30,	$19,580	$18,282	$23,944	$1,049	$5,799	$6,126	$2,118	$1,508	$78,406

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$23,516	$13,966	$793,200	$11,334
Commercial real estate: other construction & land development	33,949	568	1,158,324	12,728
Commercial real estate: farmland & commercial	20,882	3,234	1,650,049	18,486
Commercial real estate: multifamily	368	—	97,165	776
Residential: first lien	3,487	23	447,821	4,177
Residential: junior lien	1,857	—	379,974	4,816
Consumer	1,273	—	78,181	1,406
Foreign	92	—	192,890	1,167

Total	$85,424	$17,791	$4,797,604	$54,890

	December 31, 2011
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$27,603	$14,402	$746,213	$12,215
Commercial real estate: other construction & land development	60,428	3,073	1,212,961	16,867
Commercial real estate: farmland & commercial	42,231	9,754	1,622,456	14,473
Commercial real estate: multifamily	411	—	121,188	1,003
Residential: first lien	2,290	23	493,432	4,539
Residential: junior lien	1,962	—	398,186	4,760
Consumer	1,334	—	92,775	1,724
Foreign	46	—	229,959	1,359

Total	$136,305	$27,252	$4,917,170	$56,940

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Domestic
Commercial	$22,662	$26,819
Commercial real estate: other construction & land development	31,698	54,336
Commercial real estate: farmland & commercial	18,619	34,910
Commercial real estate: multifamily	368	411
Residential: first lien	1,796	1,848
Residential: junior lien	235	135
Consumer	42	46
Foreign	47	—

Total non-accrual loans	$75,467	$118,505

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

The following tables detail key information regarding the Company’s impaired loans by loan class at September 30, 2012 and December 31, 2011:

	September 30, 2012
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$22,704	$22,704	$13,966	$22,729	$10	$22,517	$29
Commercial real estate: other construction & land development	3,671	3,671	568	3,671	—	23,479	—
Commercial real estate: farmland & commercial	6,284	9,439	3,234	7,117	23	11,518	69
Residential: first lien	197	276	23	198	—	202	—
Total impaired loans with related allowance	$32,856	$36,090	$17,791	$33,715	$33	$57,716	$98

	September 30, 2012
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$812	$956	$840	$1	$538	$3
Commercial real estate: other construction & land development	30,278	30,417	26,689	23	27,632	122
Commercial real estate: farmland & commercial	14,598	15,315	14,069	—	14,850	8
Commercial real estate: multifamily	368	368	374	—	388	—
Residential: first lien	3,290	3,402	2,957	15	2,485	31
Residential: junior lien	1,857	1,950	1,836	25	1,958	79
Consumer	1,273	1,276	1,271	—	1,149	—
Foreign	92	92	92	—	61	1
Total impaired loans with no related allowance	$52,568	$53,776	$48,128	$64	$49,061	$244

	December 31, 2011
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$24,108	$24,108	$14,402	$24,145	$41
Commercial real estate: other construction & land development	34,417	34,432	3,073	34,709	—
Commercial real estate: farmland & commercial	28,636	28,671	9,754	28,883	817
Residential: first lien	208	208	23	214	—
Total impaired loans with related allowance	$87,369	$87,419	$27,252	$87,951	$858

	December 31, 2011
			Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$3,495	$3,932	$3,942	$20
Commercial real estate: other construction & land development	26,011	26,112	27,722	128
Commercial real estate: farmland & commercial	13,595	15,394	16,271	102
Commercial real estate: multifamily	411	411	439	—
Residential: first lien	2,082	2,220	2,230	27
Residential: junior lien	1,962	1,970	1,980	118
Consumer	1,334	1,338	1,729	—
Foreign	46	46	46	4
Total impaired loans with no related allowance	$48,936	$51,423	$54,359	$399

The following tables detail key information regarding the Company’s average recorded investment in impaired loans and interest recognized on impaired loans by loan class at September 30, 2011:

	September 30, 2011
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$23,007	$10	$23,036	$30
Commercial real estate: other construction & land development	34,258	—	31,132	—
Commercial real estate: farmland & commercial	24,833	194	22,759	607
Residential: first lien	389	—	1,205	—
Total impaired loans with related allowance	$82,487	$204	$78,132	$637

	September 30, 2011
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$572	$—	$459	$—
Commercial real estate: other construction & land development	21,153	58	25,972	58
Commercial real estate: farmland & commercial	11,686	48	7,487	48
Commercial real estate: multifamily	432	—	447	—
Residential: first lien	1,470	10	1,720	15
Residential: junior lien	1,725	34	1,749	86
Consumer	1,288	—	1,192	—
Foreign	—	—	2	—
Total impaired loans with no related allowance	$38,326	$150	$39,028	$207

The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis and the subsequent economic downturn.  Management’s decision to place a loan in this category does not mean that losses will occur.  In the current environment, troubled loan management can be protracted because of legal and process problems that delay the collection of an otherwise collectible loan.  From time to time, the bank subsidiaries foreclose on property by transferring title of the property used as collateral for a loan as a means of paying off the debt when all other means of repayment are extinguished.  For the nine months ended September 30, 2012, the level of impaired other construction and land development loans and commercial real estate and farmland loans was significantly impacted primarily by the transfer of loans to other assets through the foreclosure process when compared to balances at December 31, 2011.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2012 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at September 30, 2012 and December 31, 2011:

	September 30, 2012
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$6,497	$6,764	$24,902	$24,239	$38,163	$778,553	$816,716
Commercial real estate: other construction & land development	3,855	25,458	18,716	864	48,029	1,144,244	1,192,273
Commercial real estate: farmland & commercial	3,288	2,298	8,486	537	14,072	1,656,859	1,670,931
Commercial real estate: multifamily	161	—	504	137	665	96,868	97,533
Residential: first lien	3,754	2,272	10,892	9,470	16,918	434,390	451,308
Residential: junior lien	1,007	354	442	223	1,803	380,028	381,831
Consumer	1,926	348	809	793	3,083	76,371	79,454
Foreign	2,194	931	151	104	3,276	189,706	192,982
Total past due loans	$22,682	$38,425	$64,902	$36,367	$126,009	$4,757,019	$4,883,028

	December 31, 2011
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$5,180	$1,369	$1,842	$1,490	$8,391	$765,425	$773,816
Commercial real estate: other construction & land development	23,426	4,360	49,887	979	77,673	1,195,716	1,273,389
Commercial real estate: farmland & commercial	9,467	10,269	7,879	1,231	27,615	1,637,072	1,664,687
Commercial real estate: multifamily	450	—	411	—	861	120,738	121,599
Residential: first lien	6,207	2,757	10,295	9,382	19,259	476,463	495,722
Residential: junior lien	1,433	378	368	320	2,179	397,969	400,148
Consumer	1,643	408	912	866	2,963	91,146	94,109
Foreign	666	53	20	20	739	229,266	230,005
Total past due loans	$48,472	$19,594	$71,614	$14,288	$139,680	$4,913,795	$5,053,475

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$698,626	$5,154	$4,956	$84,464	$23,516
Commercial real estate: other construction & land development	1,116,692	14,810	6,711	20,111	33,949
Commercial real estate: farmland & commercial	1,500,498	87,246	41,935	20,370	20,882
Commercial real estate: multifamily	97,111	—	—	54	368
Residential: first lien	440,959	526	—	6,336	3,487
Residential: junior lien	378,087	78	309	1,500	1,857
Consumer	78,146	—	35	—	1,273
Foreign	192,852	—	38	—	92
Total	$4,502,971	$107,814	$53,984	$132,835	$85,424

	December 31, 2011
	Pass	Special Review	Watch List - Pass	Watch List -Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$655,154	$5,279	$6,361	$79,419	$27,603
Commercial real estate: other construction & land development	1,058,843	76,722	11,083	66,313	60,428
Commercial real estate: farmland & commercial	1,449,822	83,581	40,510	48,543	42,231
Commercial real estate: multifamily	121,188	—	—	—	411
Residential: first lien	490,924	132	974	1,402	2,290
Residential: junior lien	397,861	—	319	6	1,962
Consumer	92,714	—	41	20	1,334
Foreign	229,898	—	61	—	46
Total	$4,496,404	$165,714	$59,349	$195,703	$136,305

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”), subject to shareholder approval of the 2012 Plan.  The Company’s shareholders approved the 2012 Plan on May 21, 2012.  There are 800,000 shares available for stock option grants under the 2012 Plan.  The 2005 International Bancshares Corporation Stock Option Plan (the “2005 Plan”) was terminated for the purpose of future stock option grants upon adoption of the 2012 Plan.  Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted.  Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years.  As of September 30, 2012, 800,000 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the nine months ended September 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2011	844,721	$19.08
Plus: Options granted	—	—
Less:
Options exercised	4,165	10.40
Options expired	—	—
Options forfeited	75,951	19.31
Options outstanding at September 30, 2012	764,605	19.11	3.79	$2,478

Options fully vested and exercisable at September 30, 2012	396,303	$23.82	1.88	$472

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2012 was approximately $113,000 and $366,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2011 was approximately $85,000 and $280,000, respectively.  As of September 30, 2012, there was approximately $947,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.76 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2012 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$5,360,990	$118,970	$(12,652)	$5,467,308	$5,467,308
Obligations of states and political subdivisions	215,354	22,564	(1,449)	236,469	236,469
Equity securities	19,575	1,705	(22)	21,258	21,258
Total investment securities	$5,595,919	$143,239	$(14,123)	$5,725,035	$5,725,035

(1)          Included in the carrying value of residential mortgage-backed securities are $2,182,038 of mortgage-backed securities issued by Ginnie Mae, $3,250,982 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $34,288 issued by non-government entities

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

(1)          Included in the carrying value of residential mortgage-backed securities are $3,008,935 of mortgage-backed securities issued by Ginnie Mae, $1,920,723 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $39,605 issued by non-government entities

The amortized cost and estimated fair value of investment securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,400	2,400	—	—
Due after five years through ten years	—	—	1,281	1,387
Due after ten years	—	—	214,073	235,082
Residential mortgage-backed securities	—	—	5,360,990	5,467,308
Equity securities	—	—	19,575	21,258
Total investment securities	$2,400	$2,400	$5,595,919	$5,725,035

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,338,166,000 and $2,417,979,000 at September 30, 2012.

Proceeds from the sale of securities available-for-sale were $1,207,581,000 and $1,279,963,000 for the three and nine months ended September 30, 2012, which included $1,205,556,000 and $1,237,071,000 of mortgage-backed securities. Gross gains of $32,935,000 and $35,528,000 and gross losses of $0 and $(1,000) were realized on the sales for the three and nine months ended September 30, 2012, respectively.  Proceeds from the sale of securities available-for-sale were $152,013,000 and $926,869,000 for the three and nine months ended September 30, 2011, which included $150,325,000 and $920,569,000 of mortgage-backed securities. Gross gains of $6,588,000 and $9,481,000 and gross losses of $(1,000) and $(33,000) were realized on the sales for the three and nine months ended September 30, 2011, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$231,625	$(1,672)	$34,288	$(10,980)	$265,913	$(12,652)
Obligations of states and political subdivisions	4,441	(91)	8,386	(1,358)	12,827	(1,449)
Other equity securities	—	—	54	(22)	54	(22)
	$236,066	$(1,763)	$42,728	$(12,360)	$278,794	$(14,123)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $239,000 ($155,350, after tax) and $647,000 ($420,550, after tax) were recorded for the three and nine months ended September 30, 2012. Impairment charges of $286,000 ($185,900, after tax) and $701,000 ($455,650, after tax) were recorded for the three and nine months ended September 30, 2011. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended September 30, 2012 (Dollars in Thousands):

Balance at June 30, 2012	$9,801
Impairment charges recognized during period	239
Balance at September 30, 2012	$10,040

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the nine months ended September 30, 2012 (Dollars in Thousands):

Balance at December 31, 2011	$9,393
Impairment charges recognized during period	647
Balance at September 30, 2012	$10,040

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended September 30, 2011 (Dollars in Thousands):

Balance at June 30, 2011	$8,831
Impairment charges recognized during period	286
Balance at September 30, 2011	$9,117

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the nine months ended September 30, 2011 (Dollars in Thousands):

Balance at December 31, 2010	$8,416
Impairment charges recognized during period	701
Balance at September 30, 2011	$9,117

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2012, other borrowed funds totaled $615,061,000, an increase of 24.5% from $494,161,000 at December 31, 2011.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed eight statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities.  The eight statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company.  As of September 30, 2012 and December 31, 2011, the principal amount of debentures outstanding totaled $190,726,000.  As a result of the participation in the TARP Capital Purchase Program, the Company was not permitted, without the consent of the Treasury Department, to redeem any of the Debentures.  This restriction ceased to exist on December 23, 2011.  One half of the Trust I securities were redeemed on June 8, 2011 and the remaining one half of the Trust I securities were redeemed on July 1, 2011 with the consent of the Treasury Department.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At September 30, 2012 and December 31, 2011, the total $190,726,000, of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2012:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date
	(In Thousands)

Trust VI	$25,774	Quarterly	3.88%	LIBOR + 3.45	November 2032	February 2013
Trust VII	10,310	Quarterly	3.69%	LIBOR + 3.25	April 2033	January 2013
Trust VIII	25,774	Quarterly	3.51%	LIBOR + 3.05	October 2033	January 2013
Trust IX	41,238	Quarterly	2.08%	LIBOR + 1.62	October 2036	January 2013
Trust X	34,021	Quarterly	2.09%	LIBOR + 1.65	February 2037	February 2013
Trust XI	32,990	Quarterly	2.08%	LIBOR + 1.62	July 2037	January 2013
Trust XII	20,619	Quarterly	1.87%	LIBOR + 1.45	September 2037	March 2013
	$190,726

Note 9 — Preferred Stock, Common Stock and Dividends

The Company has outstanding 176,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  On July 11, 2012 and November 1, 2012, the Company repurchased 40,000 and 45,000 shares, respectively, of the total 216,000 shares of Senior Preferred Stock originally issued to the U.S. Treasury.  On July 11, 2012, the Company paid the U.S. Treasury a total of $40 million of the $216 million it received under the TARP Capital Purchase Program, plus an accrued dividend of approximately $311,111.  On November 1, 2012, the Company paid the U.S. Treasury a total of $45 million plus an accrued dividend of approximately $475,000.The remaining 131,000 shares of Senior Preferred Stock have a par value of $.01 per share and a liquidation preference of $1,000 per share, for a total price of $131,000,000.  The Senior Preferred Stock pays dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The Senior Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  Both the Senior Preferred Stock and Warrant are included as components of Tier 1 capital.  As of September 30, 2012, none of the Warrant had been exercised.  The Company paid dividends on the Senior Preferred Stock on February 16 and May 15, 2012, in the amount of $2,700,000 each and on August 15, 2012 in the amount of $2,200,000 and will pay a dividend on the Senior Preferred Stock on November 15, 2012, in the amount of $1,637,500.

Upon issuance, the fair value of the Series A shares and the associated warrants were computed as if the instruments were issued on a stand-alone basis.  The fair value of the Series A shares were estimated based on discounted cash flows, resulting in a stand-alone fair value of approximately $130.9 million.  The Company used the Black-Sholes-Merton option pricing model to estimate the fair value of the warrants, resulting in a stand-alone fair value of approximately $8.0 million.  The fair values of both were then used to record the Series A shares and Warrant on a relative fair value basis, with the warrants being recorded in Surplus as permanent equity and the Series A shares being recorded at a discount of approximately $12.4 million.  Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders.  The discount is being amortized over a five year period from the respective issuance date using the effective-yield method and totaled $1,333,000 and $2,632,000 (including additional amortization for the partial redemption) for the three and nine months ended September 30, 2012 and $624,000 and $1,844,000 for the three and nine months ended September 30, 2011, respectively.

The Company paid cash dividends to the common shareholders of $.20 per share on April 20, 2012 to all holders of record on April 2, 2012 and $.20 per share on October 15, 2012 to all holders of record on September 28, 2012.  Cash dividends of $.19 per share were paid to common shareholders on April 18, and October 17, 2011 to all holders of record on March 28, 2011 and September 30, 2011, respectively.

The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices or those consented to by the Treasury Department.  The stock repurchase restrictions of the TARP Capital Purchase Program ceased to exist on December 23, 2011.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 22, 2012, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 10, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2012, a total of 7,807,293 shares had been repurchased under all programs at a cost of $236,912,000.

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

During the first quarter of 2012, the Texas State Comptroller refunded approximately $1.2 million in tax in connection with the Company’s 2011 consolidated Franchise Tax Return. The tax was included as a credit to provision for income tax expense on the consolidated statement of income. The recording of the tax refund resulted in a decrease in the Company’s effective tax rate to 31% for the nine months ended September 30, 2012.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.79% and 12.74%, risk-weighted Tier 1 capital ratio of 21.77% and 22.73% and risk-weighted total capital ratio of 22.93% and 23.99% at September 30, 2012 and December 31, 2011, respectively.  The identified intangibles and goodwill of $291,419,000 as of September 30, 2012, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2012, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2011, included in the Company’s 2011 Form 10-K.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012, or any future period.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 215 facilities and more than 335 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2012	December 31, 2011	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,116,740	$11,739,649	3.2%
Net loans	4,810,347	4,969,283	(3.2)
Deposits	7,991,171	7,946,092.6
Other borrowed funds	615,061	494,161	24.5
Junior subordinated deferrable interest debentures	190,726	190,726	—
Shareholders’ equity	1,605,341	1,600,165.3

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Interest income	$93,775	$103,623	(9.5)%	$283,240	$318,605	(11.1)%
Interest expense	17,420	23,079	(24.5)	58,125	72,817	(20.2)
Net interest income	76,355	80,544	(5.2)	225,115	245,788	(8.4)
Provision for probable loan losses	5,349	5,670	(5.7)	16,741	7,833	113.7
Non-interest income	74,007	51,211	44.5	158,003	147,441	7.2
Non-interest expense	106,444	80,290	32.6	246,678	239,697	2.9
Net income available to common shareholders	22,033	27,307	(19.3)	71,572	86,832	(17.6)

Per common share:
Basic	$.33	$.41	(19.5)%	$1.06	$1.28	(17.2)%
Diluted	.33	.40	(17.5)	1.06	1.28	(17.2)

Net Income

Net income available to common shareholders for the third quarter of 2012 decreased by 19.3% and net income available to common shareholders for the nine months ended September 30, 2012 decreased by 17.6% when compared to the same period in 2011.  Net income during the first nine months of 2011 was positively affected by a lower provision for probable loan losses of approximately $2.2 million, $1.4 million after tax.  Net income for the first nine months of 2012 was negatively impacted by narrowing interest margins caused by slow loan demand and declining yields in the bond markets coupled with lower levels of revenues on interchange fee income and overdraft programs due to regulatory changes, as well as the burden of increasing compliance costs arising from the Dodd-Frank Act and heightened regulatory oversight.

Net Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Interest income:
Loans, including fees	$67,254	$72,461	(7.2)%	$202,990	$221,715	(8.4)%
Investment securities:
Taxable	23,388	28,427	(17.7)	71,128	87,890	(19.1)
Tax-exempt	2,972	2,694	10.3	8,682	7,208	20.4
Other interest income	161	41	292.7	440	1,792	(75.4)

Total interest income	93,775	103,623	(9.5)	283,240	318,605	(11.1)

Interest expense:
Savings deposits	1,074	1,732	(38.0)	4,176	6,226	(32.9)
Time deposits	5,910	7,636	(22.6)	18,650	24,551	(24.0)
Securities sold under repurchase agreements	8,811	10,608	(16.9)	29,380	31,807	(7.6)
Other borrowings	195	332	(41.3)	541	1,427	(62.1)
Junior subordinated interest deferrable debentures	1,430	2,771	(48.4)	5,378	8,806	(38.9)

Total interest expense	17,420	23,079	(24.5)	58,125	72,817	(20.2)

Net interest income	$76,355	$80,544	(5.2)%	$225,115	$245,788	(8.4)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 39 for the September 30, 2012 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Service charges on deposit accounts	$23,748	$24,205	(1.9)%	$69,601	$72,905	(4.5)%
Other service charges, commissions and fees
Banking	9,492	13,749	(31.0)	28,980	41,187	(29.6)
Non-banking	2,038	1,677	21.5	4,971	4,346	14.4
Investment securities transactions, net	32,935	6,587	400.0	35,527	9,448	276.0
Other investments, net	3,650	2,749	32.8	11,431	12,325	(7.3)
Other income	2,144	2,244	(4.5)	7,493	7,230	3.6

Total non-interest income	$74,007	$51,211	44.5%	$158,003	$147,441	7.2%

Total non-interest income increased 44.5% for the quarter ended September 30, 2012 compared to the same period of 2011.  Total non-interest income increased by 7.2% for the nine months ended September 30, 2012 from the same period of 2011.  Investments securities transactions increased for the three and nine months ended September 30, 2012 from the same periods of 2011 primarily due to sales of available for sale securities.  The investment securities were sold as a result of the Company re-positioning a portion of the investment portfolio.  Banking service charges, commissions and fees decreased for the three and nine months ended September 30, 2012 from the same periods of 2011 primarily due to the impact of regulatory changes related to interchange fee income and overdraft programs.

Non-Interest Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Employee compensation and benefits	$30,541	$32,034	(4.7)%	$90,152	$96,689	(6.8)%
Occupancy	8,032	10,640	(24.5)	24,873	28,256	(12.0)
Depreciation of bank premises and equipment	6,618	8,491	(22.1)	20,335	24,749	(17.8)
Professional fees	4,279	3,698	15.7	11,820	11,273	4.9
Deposit insurance assessments	2,289	2,472	(7.4)	5,346	7,521	(28.9)
Net expense, other real estate owned	3,065	1,954	56.9	5,631	11,218	(49.8)
Amortization of identified intangible assets	1,163	1,324	(12.2)	3,463	3,950	(12.3)
Advertising	1,713	1,794	(4.5)	5,510	5,421	1.6
Early termination fee — securities sold under repurchase agreements	31,550	—	100.00	31,550	—	100.00
Impairment charges (Total other-than- temporary impairment losses, $(402), net of $(641), $152, net of $(134), $947, net of $300 and $1,206, net of $505 included in other comprehensive income)	239	286	(16.4)	647	701	(7.7)
Other	16,955	17,597	(3.6)	47,351	49,919	(5.1)

Total non-interest expense	$106,444	$80,290	32.6%	$246,678	$239,697	2.9%

Non-interest expense increased 32.6% for the three months ended September 30, 2012 and 2.9% for the nine months ended September 30, 2012 compared to the same periods of 2011.  In the third quarter of 2012, the Company’s lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.  The early termination of the long-term repurchase agreements resulted in a one-time charge of $31,550,000.  In December 2011, the Company closed fifty-five (55) in store branches, as a result of reduced levels of revenue arising from regulatory changes related to interchange fee income and overdraft programs.  The branches were closed in order to align the Company’s expenses with reduced levels of revenue, protecting the Company’s financial strength while preserving IBC’s free products.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 13.7% to $72,681,000 at September 30, 2012 from $84,192,000 at December 31, 2011 primarily due to a decrease in the Company’s charge-off experience and a decrease in the loan portfolio.  The provision for probable loan losses charged to expense increased 113.7% to $16,741,000 for the nine months ended September 30, 2012 from $7,833,000 for the same period in 2011.  The allowance for probable loan losses was 1.5% and 1.7% of total loans at September 30, 2012 and December 31, 2011, respectively.

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

Loans

Net loans decreased 3.2% to $4,810,347,000 at September 30, 2012, from $4,969,283,000 at December 31, 2011.  The decrease in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.

Deposits

Deposits increased by .6% to $7,991,171,000 at September 30, 2012, from $7,946,092,000 at December 31, 2011.  The increase in deposits is the result of the increased demand for deposits and the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On September 30, 2012, the Company had $12,116,740,000 of consolidated assets, of which approximately $192,982,000, or 1.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $230,005,000, or 2.0%, at December 31, 2011.  Of the $192,982,000, 89.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 10.3% is secured by foreign real estate; and .3% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2012, shareholders’ equity was $1,605,341,000 compared to $1,600,165,000 at December 31, 2011, an increase of $5,176,000, or .3%.  The increase is primarily due to the retention of earnings, offset by dividends paid to the preferred and common shareholders, as well as the repurchase of 40,000 Senior Preferred Shares during the third quarter of 2012.

The Company had a leverage ratio of 12.79% and 12.74%, risk-weighted Tier 1 capital ratio of 21.77% and 22.73% and risk-weighted total capital ratio of 22.93% and 23.99% at September 30, 2012 and December 31, 2011, respectively.  The identified intangibles and goodwill of $291,419,000 as of September 30, 2012, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2012 is illustrated in the table on the following page.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2012	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$551,284	$1,629,630	$3,310,052	$236,469	$5,727,435
Loans, net of non-accruals	3,660,879	212,683	274,408	659,591	4,807,561

Total earning assets	$4,212,163	$1,842,313	$3,584,460	$896,060	$10,534,996

Cumulative earning assets	$4,212,163	$6,054,476	$9,638,936	$10,534,996

Rate sensitive liabilities

Time deposits	$1,260,393	$1,566,777	$369,284	$467	$3,196,921
Other interest bearing deposits	2,684,755	—	—	—	2,684,755
Securities sold under repurchase agreements	331,485	33,823	408,304	400,000	1,173,612
Other borrowed funds	608,500	—	—	6,561	615,061
Junior subordinated deferrable interest debentures	190,726	—	—	—	190,726

Total interest bearing liabilities	$5,075,859	$1,600,600	$777,588	$407,028	$7,861,075

Cumulative sensitive liabilities	$5,075,859	$6,676,459	$7,454,047	$7,861,075

Repricing gap	$(863,696)	$241,713	$2,806,872	$489,032	$2,673,921
Cumulative repricing gap	(863,696)	(621,983)	2,184,889	2,673,921
Ratio of interest-sensitive assets to liabilities	.83	1.15	4.61	2.20	1.34
Ratio of cumulative, interest- sensitive assets to liabilities	.83	.91	1.29	1.34

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2012, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 21 through 26 of the Company’s 2011 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  The Company terminated its stock repurchase program on December 19, 2008, in connection with participating in the TARP Capital Purchase Program, which program prohibited stock repurchases, except for repurchases made in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices or those consented to by the Treasury Department, which restrictions ceased to exist on December 23, 2011.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 22, 2012, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period expiring on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the third quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of October 31, 2012, a total of 7,807,293 shares had been repurchased under all programs at a cost of $236,912,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 — July 31, 2012	—	—	—	$39,587,000
August 1 — August 31, 2012	6,894	17.58	6,894	39,466,000
September 1 — September 30, 2012	—	—	—	39,466,000
	6,894	17.58	6,894

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 5, 2012	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 5, 2012	/s/ Imelda Navarro
Imelda Navarro
Treasurer