Form 10-K
period 2012-12-31
INTERNATIONAL BANCSHARES CORP
filed 2013-02-25
CIK 315709

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $1,312,301,000 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

         As of February 20, 2013, there were 67,187,912 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2012 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders (in Part III).

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

  •
  The reduction of deposits from nonresident alien individuals due to the new IRS rules requiring U.S. financial institutions to report to the IRS deposit interest payments made to nonresident alien individuals.

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

  •
  Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.

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

  •
  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations, including the Federal Reserve's rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

  •
  The enhanced due diligence burden imposed on banks related to the banks' inability to rely on credit ratings under Dodd-Frank which may result in a limitation on the types of securities certain banks will be able to purchase as a result of the due diligence burden.

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

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through main banking and branch facilities located in communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2012 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

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

        Historically, the Company has acquired various financial institutions and banking assets in its trade area. The community-focus of the subsidiary banks and the involvement of the local boards resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business. The Company's decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market. While the Company has not acquired a financial institution in a number of years, the Company will continue to consider potential acquisition transactions based on the analysis of such factors.

        The Company also has five direct non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company and (v) Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas. The Company owns a fifty percent interest in Gulfstar Group I, Ltd. and related entities, which are involved in investment banking activities. The Company also has a 50% interest in four merchant banking entities.

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee and the Company's Excessive or Luxury Expenditure Policy. The Company's website will also include the Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of 339 automated teller machines, and through their 215 facilities situated in retail locations, shopping malls and other convenient locations. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "BIZ RITE CHECKING," "GOT YOU COVERED," "FREE BEE," "IT'S A BRIGHTER CHRISTMAS," "MINITROPOLIS," WE DO MORE RX," a design mark depicting a bee character, a design mark depicting the United States and Mexico, and a design mark depicting "IBC" with the United States and Mexico. In addition, the Company owns Texas service mark registrations for "RITE CHECKING," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," a composite mark depicting "CHECK'N SAVE" with a design, a composite mark depicting "WALL STREET INTERNATIONAL," with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." The Company also owns pending applications for federal registration of other proprietary service marks and is regularly investigating the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2012, the Company and its subsidiaries employed approximately 2,666 persons full-time and 593 persons part-time.

Competition

        The Company is one of the largest independent Texas bank holding company. The primary market area of the Company is South, Central and Southeast Texas, an area bordered on the east by the Galveston area, to the northwest by Roundrock, to the southwest by Del Rio and to the southeast by Brownsville, as well as the State of Oklahoma. The Company has increased its market share in its primary market area over the last several years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank-related services being provided by non-bank entities has increased dramatically during the last several years.

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 28%, 29% and 30% of the bank subsidiaries' total deposits for the three years ended December 31, 2012, 2011 and 2010, respectively.

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

Supervision and Regulation

        GENERAL-THE COMPANY.    In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company's bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. The descriptions are qualified in their entirety by reference to the full text of the applicable statutes, regulations and policies. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

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

  •
  Require publicly-traded bank holding companies with $10 billion in assets or more, like the Company, to create a risk committee responsible for the oversight of risk management of the enterprise. On December 20, 2011, the FRB proposed a rule requiring each publicly-traded bank holding company with total consolidated assets of $10 billion or more to establish a risk committee of its board of directors, to be chaired by an independent director, with at least one member with risk management expertise. The FRB is expected to issue a final rule in 2013, which will be applicable to the Company.

  •
  Require stress testing of certain financial institutions. On June 15, 2011, the FRB published for comment proposed guidance ("Stress Testing Guidance Proposal") that would require bank holding companies with over $10 billion in total consolidated assets to conduct stress testing as a part of overall institution risk management. The Stress Testing Guidance Proposal includes stress testing capital and non-capital related aspects of financial condition, provides an overview of how a banking organization should develop a structure for stress testing, outlines general principles for a satisfactory stress testing framework, and describes how stress testing should be used at various levels within a banking organization. The Stress Testing Guidance Proposal also discusses the importance of stress testing in liquidity planning and the importance of strong internal governance and controls in an effective stress-testing framework. On October 9, 2012, the FRB issued its final stress testing rule for bank holding companies with over $10 billion in total consolidated assets. The FRB's rule was effective on November 15, 2012; however, the rule delays implementation for bank holding companies with total consolidated assets between $10 billion and $50 billion, such as the Company, until October 2013. The Company does currently have total consolidated assets in excess of $10 billion and the Company would be required to conduct the stress testing described in the Stress Testing Guidance Proposal when it is effective. On January 17, 2012, the FDIC issued a similar proposal that would require state nonmember banks with over $10 billion in assets to conduct annual stress tests, report the results to the FDIC, and make the results available to the public. On October 9, 2012, the FDIC issued its final rule which became effective on October 15, 2012; however, the rule delays implementation for state nonmember banks with total consolidated assets between $10 billion and $50 billion until October 2013. At this time, none of the subsidiary banks of the Company would meet the $10 billion asset threshold required to conduct the bank stress tests under the FDIC's final rule.

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

  •
  Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. In June 2011, the FRB issued a final rule, effective October 1, 2011, which established the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction at 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The FRB also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer's debit card interchange fee if the issuer develops and implements appropriate fraud-prevention policies and procedures.

  •
  Increase the authority of the FRB to examine the Company and its non-bank subsidiaries.

  •
  Permit interstate de novo branching without the need to acquire an existing bank.

  •
  Require extensive new restrictions and requirements relating to residential mortgage transactions. The CFPB has already issued final mortgage lending rules relating to mortgage loan origination standards, borrower ability to repay, mandatory escrow accounts for higher priced mortgage loans, qualified mortgages, integrated disclosures, mortgage loan appraisals, force-placement of hazard insurance and expanded Home Mortgage Disclosure Act ("HMDA") collection and reporting requirements.

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

  •
  Requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule." In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. Until a final rule is adopted, the actual financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

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

        EMERGENCY ECONOMIC STABILIZATION ACT.    On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). Under TARP, the Treasury created a capital purchase program ("CPP"), pursuant to which it provided access to capital that serves as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP (the "Series A Preferred Stock"). As of November 28, 2012, the Company had repurchased all of the Series A Preferred Stock and exited the TARP Program. Treasury still owns the warrants that the Company issued to Treasury when it entered into the TARP program.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA"). ARRA was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, during the period that they participated in the TARP Capital Purchase Program. The restrictions in ARRA, include the following:

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

        Pursuant to the ARRA, subject to consultation with the Federal Reserve, the Treasury Secretary permitted the Company to repay the CPP funds that they received, which repayment was completed on November 28, 2012. Now that the Company has repaid the TARP CPP funds, the Treasury Secretary has notified the Company that it will liquidate the warrants associated with the CPP funds at the current market price. The timing of the sale of the warrants is not known at this time. In certain instances, the determination of the market price of warrants of other TARP participants has taken considerable time.

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

        NONRESIDENT ALIEN DEPOSITS.    In January 2011, the IRS published a notice of proposed rulemaking to provide guidance on the reporting requirements for interest on deposits paid to nonresident alien individuals. Rules currently in effect require reporting of U.S. bank deposit interest only if the interest is paid to a U.S. person or nonresident alien individual who is a resident of Canada. The proposed rule, however, would extend the reporting requirements to include bank deposit interest paid to nonresident alien individuals who are residents of any foreign country. On May 14, 2012, the IRS issued its final rule which became effective on January 1, 2013. Under the final rule, U.S. banks are required to report on the interest they pay to nonresident alien individuals, and the IRS will share the information with tax authorities in other countries with whom the United States has an agreement regarding the exchange of tax information. Implementation of the final rule could lead to deposit withdrawals by individuals who were not previously subject to the reporting requirement.

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

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local Financial Corporation ("LFIN") acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2012, the Company has made 35 merchant banking investments.

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

        PREEMPTION.    At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. However, the Dodd-Frank Act limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances. In May 2011, the OCC first proposed new regulations to implement the Dodd-Frank Act's preemption provision. On July 20, 2011, the OCC issued its final preemption rule wherein it concluded that the Dodd-Frank Act does not create a new, stand-alone preemption standard, but rather, incorporates the conflict preemption legal standard and the reasoning that supports it in the Supreme Court's Barnett decision. The OCC confirmed that precedent consistent with the standard set forth in Barnett Bank v. Nelson, 417 U.S. 25 (1996), including existing OCC regulations, are "preserved," including federal preemption over state consumer protection laws. The OCC also confirmed its believe that the procedural requirement applicable to an OCC determination that a state consumer financial law is preempted, apply prospectively and do not invalidate prior precedent. The OCC determined that its existing preemption rules conformed with Barnett Bank. The OCC did make modifications to its rules to clarify that Barnett Bank is controlling. Finally, the OCC clarified that a state attorney general or chief law enforcement officer may enforce any applicable law against a national bank (as opposed to a non-preempted state law) and to seek relief if, and as, authorized by that law. Since Texas state chartered banks have parity with national banks as to their powers (discussed further herein), the preemption rule has significance for the Company's bank subsidiaries.

        FINANCIAL PRIVACY.    In accordance with GLBA, the federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide disclosure of privacy policies to consumers and in some instances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Additional regulations were adopted to implement the provisions of the Fair Access to Credit Transactions Act ("FACTA"), which requires certain disclosures and consents to share certain information among bank affiliates. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

        In November 2009, the FDIC issued a rule that required all deposit institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. As of December 31, 2012, $13.1 million in pre-paid risk-based assessments is included in other assets in the accompanying consolidated balance sheet.

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

        In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest bearing transaction accounts. The separate coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

        In February 2011, the FDIC issued a final rule effective April 1, 2011 that set a target size for the insurance fund and changed the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act. The rule finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule creates a risk-based scorecard assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. In September 2011, the FDIC issued new guidelines that reflect the methodology it now uses to determine assessment rates for large and highly complex institutions. A "large institution" is defined as an insured depository institution with assets of $10 billion or more, and a "highly complex institution" is defined as an insured depository institution with assets of $50 billion or more. Total scores are determined according to the April 1, 2011 final rule. While none of the Company's subsidiary banks currently meet the definition of a large institution under the new guidelines, the Company cannot provide any assurance as to the effect of any further change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company's control.

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

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2012 was 10.86%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2012. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

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

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2012, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

        The January 2011 proposal did not include the methodologies adopted by the Basel Committee for calculating the standard specific risk capital requirements for certain debt and securitization positions, because the BCBS methodologies generally rely on credit ratings. Under section 939A of the Dodd-Frank Act, all federal agencies must remove references to and requirements of reliance on credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness. Accordingly, in November 2011, the agencies proposed to incorporate into the proposed market risk capital rules certain alternative methodologies for calculating specific risk capital requirements for debt and securitization positions that do not rely on credit ratings. On August 30, 2012, the agencies issued their final rule. In November 2011, the OCC requested comment on proposed guidance related to due diligence requirements in determining whether investment securities are eligible for investment, and on June 26, 2012, the OCC issued a final rule. The OCC rule is expected to influence the FDIC's treatment of due diligence for state-chartered nonmember banks, such as the Company's bank subsidiaries. The OCC rule greatly complicates the due diligence that financial institutions must conduct on securities prior to purchasing the securities due to the inability of financial institutions to rely on credit ratings. The due diligence requirement could result in significant additional costs to financial institutions.

        On June 12, 2012, the FRB, OCC and FDIC formally proposed for comment, three separate, but related proposals, which would significantly revise the regulatory capital requirements for all U.S. banking organizations with over $500 million in assets by, among other things, implementing the BASEL III capital reforms and incorporating various Dodd-Frank Act-related capital provisions. Based on the core requirements of the 2011 International Basel III Accord, and in significant part on the "standardized approach" for the weighting and calculation of risk-based capital requirements under the 2004-2006 Basel II Accord, the June 2012 proposals would extend large parts of a regulatory capital regime that was originally intended only for large, internationally active banks to all U.S. banks and their holding companies, except for small bank holding companies (generally, those with under $500 million in consolidated assets).

        The June 2012 proposal is complex and sets forth minimum regulatory capital requirements and a standardized approach for risk-weighted assets. With respect to the Company, the June 2012 proposal would:

  •
  Revise the definition of regulatory capital components and related calculations;

  •
  Add a new Common Equity Tier 1 Risk-Based Capital Ratio;

  •
  Incorporate the revised regulatory capital requirements into the Prompt Corrective Action regulatory framework;

  •
  Implement a new Capital Conservation Buffer;

  •
  Revise rules for calculating risk-weighted assets; and

  •
  Provide a transition period for several aspects of the proposal.

        The June 2012 proposal includes a new definition of Common Equity Tier 1 and includes the new components of "Accumulated Other Comprehensive Income (Loss)" that factors into the calculation of Common Equity Tier 1 all net unrealized gains (losses) on available-for-sale securities. The definition also establishes the expectation that the majority of Common Equity Tier 1 should be voting shares. The proposal creates a category referred to as "High Volatility CRE" which would have a risk weight of 150% and generally include nonresidential acquisition development or construction financing. The proposal would require the phase-out from Tier 1 Capital of trust preferred securities and cumulative preferred stock over a ten-year time period.

        The June 2012 proposal also would establish calculations for risk-weighted assets using alternatives to credit ratings that would be based on either the weighted average of the underlying collateral or a formula based on subordination position and delinquencies or the use of a 1,250% risk-rating, which would be the default rating if requisite standards of a comprehensive understanding and levels of the due diligence are not met. Securitized structures such as private label mortgage-backed securities may be risk weighted based on a gross-up approach considering underlying assets otherwise they default to the 1,250% risk weight.

        The effective dates for the June 2012 proposal's requirements were proposed to be phased in between January 1, 2013 to January 1, 2022; however, the agencies extended the comment deadline and have delayed the issuance of a final rule as they review a multitude of comments. A final rule is expected to be issued in 2013. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

        LIQUIDITY REQUIREMENTS.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. On January 7, 2013, Basel III liquidity Coverage Ratio was published and it uses international liquidity standards that serves to reconcile the differences of the liquidity standards of countries. The Basel Committee will address the net stable funding ratio in the future. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

        COMMUNITY REINVESTMENT ACT ("CRA").    Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. The Company's bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Each of the subsidiary banks of the Company received a "Satisfactory" CRA rating in its most recently completed examination. Financial institutions are evaluated under different CRA examinations procedures based upon their asset-size classification, which asset thresholds are updated annually and were updated as of January 1, 2012. "Large institution" now means a bank with total assets of at least $1.160 billion for December 31 of both of the prior two years and "intermediate small institution" means an institution with assets of at least $290 million and less than $1.160 billion as of December 31 of both of the prior two calendar years. Three of the Company's subsidiary banks are "intermediate small institutions" and the flagship bank is a "large institution" under the new asset thresholds.

        CONSUMER LAWS.    In addition to the laws and regulations discussed herein, the Bank is also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act provides for comprehensive new rules regulating mortgage activities and creates the new CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities. Authority to implement almost all federal consumer financial protection laws and regulations was transferred to the CFPB on July 21, 2011. The CFPB has broad authority, among other matters, to declare acts or practices to be "unfair, deceptive, or abusive," to develop and require new consumer disclosures, and to restrict the use of certain arbitration clauses. While the CFPB does not currently have direct supervisory authority over any of the Company's subsidiary banks because they each fall below the $10 billion assets threshold, the CFPB's broad authority to issue, interpret, and enforce almost all federal consumer protection laws and its issuance of applicable disclosure forms, will significantly impact each of the Company's subsidiary bank's consumer compliance programs. On January 20, 2012, the CFPB issued a final rule that imposes new disclosure requirements for foreign remittance transfer transactions, including disclosures giving the consumer thirty minutes after payment is made to cancel the transaction, and providing new consumer protections, including error resolution rights. The new rule's February 7, 2013 effective date has been delayed as the CFPB has proposed modifying the rule. The CFPB's final rule amendments are expected in 2013.

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

        AFFILIATE TRANSACTIONS.    The Company, IBC and the other bank subsidiaries of the Company are "affiliates" within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate's stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary's capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary's capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly-owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions. Among other things, the Dodd-Frank Act expands the limitations on affiliate transactions by expanding the definitions of "affiliate" and "covered transactions," including debt obligations of an affiliate utilized as collateral, and it will require that the 10% of capital limit on covered transactions begin to apply to non-bank financial subsidiaries. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The FRB is expected to amend Regulation W to address changes made by the Dodd-Frank Act.

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

        LENDING RESTRICTIONS.    The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company. In February 2005, the banking agencies issued best practices guidelines on overdraft protection programs which state that overdraft protection programs are an extension of credit, but are not subject to Truth-in-Lending disclosure requirements. On November 12, 2009, the FRB issued final rules amending Regulation E that prohibit financial institutions from charging consumers fees for paying overdrafts on ATM and on-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions. In November 2010, the FDIC issued final overdraft protection guidance, effective July 1, 2011, which focuses on automated overdraft programs and encourages banks to offer less costly alternatives. Additionally, the FDIC requires banks to monitor programs for excessive or chronic customer use and to undertake meaningful and effective follow-up action thereafter, institute appropriate daily limits on customer costs, consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount, ensure that transactions are not processed in a manner designed to maximize the costs to consumers, and ensure that boards of directors provide appropriate oversight of overdraft protection programs.

        DIVIDENDS.    The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company's participation in the CPP, the Company was restricted in the payment of dividends and was not allowed without the Treasury Department's consent to declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceased to exist on December 23, 2011 and the Company exited the TARP program when it finalized the repayment of all of the TARP funds on November 28, 2012. At December 31, 2012, there was an aggregate of approximately $520,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $520,000,000 and continue to be classified as "well capitalized". Note 20 of Notes to Consolidated Financial Statements of the Company in the 2012 Annual Report is incorporated herein by reference.

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

        The Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to jointly prescribe regulations or guidelines that require financial institutions with $1 billion or more in assets to disclose to the appropriate federal regulator, the structure of all incentive-based compensation arrangements sufficient to determine whether the compensation structure provides an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or could lead to material financial loss to the financial institutions. On February 7, 2011, the FDIC issued a notice of proposed rulemaking that would prohibit bank incentive-based compensation arrangements that encourage inappropriate risk taking, are deemed excessive, or may lead to material losses. The proposal would apply to financial institutions with more than $1 billion in assets, like the Company. The rule also includes heightened standards for financial institutions with $50 billion or more in total consolidated assets that requires at least 50 percent of incentive-based payments for designated executives to be deferred for a minimum of three years. The interagency rule must be approved by all of the five federal members of the FFIEC, the SEC and the Federal Housing Finance Agency before comments on the rule are sought. Comments on the proposed interagency rule were due to the agencies by May 31, 2011. A definitive final rule has not been issued.

        Effective April 1, 2011, Regulation Z was amended to restrict incentive compensation programs with regard to residential mortgage programs. Such limitations affect mortgage brokers as well as loan officers in the subsidiary banks. Compensation may be tied to volume but not to terms or conditions of the transaction other than the amount of credit extended. Further amendments to Regulation Z relating to mortgage loan originator compensation were adopted on January 20, 2013 by the CFPB in accordance with the Dodd-Frank Act.

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

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2012.

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

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2012. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time. The new rule of the IRS that extends the reporting requirements for interest on deposits to nonresident alien individuals that applies to interest payments made on or after January 1, 2013, may result in deposit withdrawals by nonresident alien individuals who were not previously subject to the reporting requirements, including residents of Mexico.

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

The Company is subject to extensive regulation which could adversely affect the Company including, without limitation, changes in U.S.—Mexico trade and travel along the Texas border and Possible Enforcement and other Legal Actions.

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

        Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company's regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2012. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

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

The Company's Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Tools and Models

        The processes the Company uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's financial condition and results of operations, depends upon the use of analytical tools and forecasting models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the tools or models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the tools or models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. Any such failure in the Company's analytical or forecasting tools or models could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Company's Interest Expense.

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions were allowed to commence offering interest on demand deposits to compete for clients and the Company does have such a program. The Company's interest expense may increase and its net interest margin may decrease if it begins paying interest on a significant amount of demand deposits in order to attract additional customers or maintain current customers, which could have an adverse effect on the Company's business, financial condition and results of operations.

The Dodd-Frank Regulatory Reform Act and other regulatory developments could negatively impact the revenue streams of the Company related to interchange fees and consumer services and result in a contraction of retail banking of the Company.

        The Dodd-Frank Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are reasonable and proportional to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The impact of the FDIC Overdraft Payment Supervisory Guidance could jeopardize the profitability of a number of retail sites of the Company and could result in a reduction of revenue from the Company's overdraft courtesy services. The Reform Act created the CFPB. While banks with less than $10 billion in assets, such as each of the subsidiary banks of the Company, based on their asset size as of June 30, 2011, are exempt from the primary examination, and enforcement powers of the CFPB, the new agency's rulemaking will affect all banks. The impact of the CFPB is uncertain at this time, but the initiatives of the CFPB could negatively impact revenue streams of the Company related to consumer services. The reduction of revenue from retail banking services coupled with the repeal of the federal prohibition on the payment of interest on demand deposits, could result in a contraction of retail banking of the Company. The Company closed fifty-five in-store branches during the fourth quarter of 2011 due to reduced levels of revenue resulting from regulatory changes limiting interchange fees in order to align the Company's expenses with the reduced levels of revenue.

The Company Is Subject to Claims and Litigation Pertaining to Intellectual Property

        Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support the Company's day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

        Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Company's operations, and distracting to management. If legal matters related to intellectual property claims were resolved against the Company, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

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

        As of December 31, 2012, we had approximately $191 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

        The junior subordinated debentures are senior to our shares of common stock and the Senior Preferred Stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed up to 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock or preferred stock.

Risks Related to Participation in the CPP

We may be adversely affected by our participation in the CPP.

        In connection with our sale of Senior Preferred Stock to the Treasury Department under the Capital Purchase Program, the Company also issued to the Treasury Department a warrant to purchase 1,326,238 shares of our common stock (the "Warrants") at a price per share of $24.43 and with a term of ten years. While the Company exited the TARP program when it repurchased all of the remaining Senior Preferred

Stock on November 28, 2012, the Warrants remain outstanding. The dilutive impact of the Warrants may have a negative effect on the market price of our common stock.

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have 215 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 71 of the 2012 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        None

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2013 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	70	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	60	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	55	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Preferred Stock, Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 25 through 27 of Registrant's 2012 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2012 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 28 of Registrant's 2012 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 18 through 24 of Registrant's 2012 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 29 through 86 of Registrant's 2012 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 87 and 88 of Registrant's 2012 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Company") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of December 31, 2012, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

        McGladrey LLP, the independent registered public accounting firm that audited the 2012 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Their report, which expresses an unqualified opinion, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited International Bancshares Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. International Bancshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of International Bancshares Corporation and subsidiaries and our report dated February 25, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Dallas, TX
February 25, 2013

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2013 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the portion of the Company's definitive proxy statement entitled "Audit Committee" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion of the Company's definitive proxy statement entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion of the Company's definitive proxy statement entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and (v) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2013 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," which includes, without limitation, the compensation committee certification required under the CPP, and (ii) that portion entitled "Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2013 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2013 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2013 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2012 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2012 and 2011
Statements of Income for the years ended December 31, 2012, 2011 and 2010
Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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
(10a)*+
—Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
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

(10d)*	—Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.
(10e)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.
(10f)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan, filed by Registrant on Form 8-K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.
(10G)*+
—2012 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2012.
(13)**	—International Bancshares Corporation 2012 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 25, 2013
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)++	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)++	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99a)	—Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15
(99b)	—Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15
101++	—Interactive Data File

*
Previously filed

+
Executive Compensation Plans and Arrangements

**
Deemed filed only with respect to those portions thereof incorporated herein by reference

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2012, 2011 and 2010 (ii) the Condensed

  Consolidated Balance Sheet as of December 31, 2012 and 2011, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)
By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date:	February 25, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 25, 2013
/s/ Imelda Navarro Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2013
/s/ Irving Greenblum Irving Greenblum	Director	February 25, 2013
/s/ R. David Guerra R. David Guerra	Director	February 25, 2013
/s/ Daniel B. Hastings, Jr. Daniel B. Hastings, Jr.	Director	February 25, 2013
/s/ Doug Howland Doug Howland	Director	February 25, 2013
/s/ Sioma Neiman Sioma Neiman	Director	February 25, 2013
/s/ Peggy J. Newman Peggy J. Newman	Director	February 25, 2013
/s/ Larry Norton Larry Norton	Director	February 25, 2013

Signatures	Title	Date

/s/ Leonardo Salinas Leonardo Salinas	Director	February 25, 2013
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 25, 2013

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2012 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 25, 2013
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit (99a)—	Certification of Chief Executive Officer pursuant to 31 C.F.R. Section 30.15
Exhibit (99b)—	Certification of Chief Financial Officer pursuant to 31 C.F.R. Section 30.15