Form 10-Q
period 2013-03-31
INTERNATIONAL BANCSHARES CORP
filed 2013-05-09
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,189,605 shares outstanding at May 6, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2013	2012
Assets

Cash and cash equivalents	$234,959	$283,100

Investment securities:
Held-to-maturity (Market value of $2,400 on March 31, 2013 and $2,400 on December 31, 2012)	2,400	2,400
Available-for-sale (Amortized cost of $5,102,700 on March 31, 2013 and $5,423,189 on December 31, 2012)	5,180,274	5,525,015

Total investment securities	5,182,674	5,527,415

Loans	4,826,509	4,775,004
Less allowance for probable loan losses	(62,968)	(58,193)

Net loans	4,763,541	4,716,811

Bank premises and equipment, net	480,828	481,287
Accrued interest receivable	28,384	31,034
Other investments	368,075	372,739
Identified intangible assets, net	6,682	7,819
Goodwill	282,532	282,532
Other assets	172,497	179,936

Total assets	$11,520,172	$11,882,673

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2013	2012
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,612,327	$2,465,750
Savings and interest bearing demand	2,868,564	2,867,151
Time	2,835,652	2,954,312

Total deposits	8,316,543	8,287,213

Securities sold under repurchase agreements	1,055,587	1,129,679
Other borrowed funds	387,493	749,027
Junior subordinated deferrable interest debentures	190,726	190,726
Other liabilities	134,949	90,320

Total liabilities	10,085,298	10,446,965

Commitments, Contingent Liabilities and Other Tax Matters (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,725,560 shares on March 31, 2013 and 95,724,517 shares on December 31, 2012	95,726	95,725
Surplus	163,413	163,287
Retained earnings	1,384,173	1,369,543
Accumulated other comprehensive income (including $(7,234) and $(6,811) of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	50,071	65,662
	1,693,383	1,694,217

Less cost of shares in treasury, 28,537,180 shares on March 31, 2013 and 28,537,180 December 31, 2012	(258,509)	(258,509)

Total shareholders’ equity	1,434,874	1,435,708

Total liabilities and shareholders’ equity	$11,520,172	$11,882,673

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Interest income:
Loans, including fees	$63,534	$68,323
Investment securities:
Taxable	20,519	24,512
Tax-exempt	3,036	2,861
Other interest income	21	86

Total interest income	87,110	95,782

Interest expense:
Savings deposits	1,011	1,623
Time deposits	4,445	6,485
Securities sold under repurchase agreements	7,568	10,302
Other borrowings	290	208
Junior subordinated interest deferrable debentures	1,164	2,047

Total interest expense	14,478	20,665

Net interest income	72,632	75,117

Provision for probable loan losses	7,419	5,285

Net interest income after provision for probable loan losses	65,213	69,832

Non-interest income:
Service charges on deposit accounts	23,830	22,753
Other service charges, commissions and fees
Banking	9,983	10,064
Non-banking	1,061	1,251
Investment securities transactions, net	9,601	1,172
Other investments, net	6,997	5,134
Other income	1,780	2,803

Total non-interest income	$53,252	$43,177

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Non-interest expense:
Employee compensation and benefits	$30,211	$29,401
Occupancy	7,812	8,734
Depreciation of bank premises and equipment	6,625	6,927
Professional fees	3,723	3,370
Deposit insurance assessments	1,616	1,567
Net expense, other real estate owned	1,789	1,181
Amortization of identified intangible assets	1,137	1,137
Advertising	1,846	1,827
Early termination fee — securities sold under repurchase agreements	9,885	—
Impairment charges (Total other-than-temporary impairment charges, $968 net of $658, and $1,650, net of $1,464, included in other comprehensive income)	310	186
Other	15,907	13,813

Total non-interest expense	80,861	68,143

Income before income taxes	37,604	44,866

Provision for income taxes	9,535	13,179

Net income	$28,069	$31,687

Preferred stock dividends	—	3,343

Net income available to common shareholders	$28,069	$28,344

Basic earnings per common share:

Weighted average number of shares outstanding:	67,187,583	67,271,146
Net income	$.42	$.42

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,279,981	67,355,427
Net income	$.42	$.42

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$28,069	$31,687

Other comprehensive income, net of tax:

Net unrealized holding losses on securities available for sale arising during period (tax effects of $(5,143) and $(3,959))	(9,552)	(7,352)
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(3,360) and $(410))	(6,241)	(762)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $108 and $65)	202	121
	(15,591)	(7,993)

Comprehensive income	$12,478	$23,694

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:

Net income	$28,069	$31,687

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	7,419	5,285
Specific reserve, other real estate owned	(70)	427
Depreciation of bank premises and equipment	6,625	6,927
(Gain) loss on sale of bank premises and equipment	(21)	30
Gain on sale of other real estate owned	(39)	(232)
Accretion of investment securities discounts	(894)	(755)
Amortization of investment securities premiums	11,204	6,435
Investment securities transactions, net	(9,601)	(1,172)
Impairment charges on available-for-sale investment securities	310	186
Amortization of identified intangible assets	1,137	1,137
Stock based compensation expense	114	131
Earnings from affiliates and other investments	(4,702)	(5,050)
Deferred tax (benefit) expense	(2,098)	1,091
Decrease in accrued interest receivable	2,650	2,352
Net decrease (increase) in other assets	8,926	(113)
Net increase in other liabilities	4,404	11,629

Net cash provided by operating activities	53,433	59,995

Investing activities:

Proceeds from maturities of securities	—	200
Proceeds from sales and calls of available for sale securities	178,124	17,331
Purchases of available for sale securities	(217,214)	(272,091)
Principal collected on mortgage-backed securities	396,105	306,652
Net (increase) decrease in loans	(59,937)	78,532
Purchases of other investments	(512)	(150)
Distributions of other investments	9,878	10,396
Purchases of bank premises and equipment	(6,166)	(9,566)
Proceeds from sales of other real estate owned	4,410	11,099
Proceeds from sale of bank premises and equipment	21	514

Net cash provided by investing activities	304,709	142,917

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012

Financing activities:

Net increase in non-interest bearing demand deposits	$146,577	$136,582
Net increase in savings and interest bearing demand deposits	1,413	215,514
Net (decrease) increase in time deposits	(118,660)	19,627
Net (decrease) increase in securities sold under repurchase agreements	(74,092)	13,805
Net decrease in other borrowed funds	(361,534)	(296,033)
Purchases of treasury stock	—	(558)
Proceeds from stock transactions	13	10
Payments of dividends on preferred stock	—	(2,700)

Net cash (used in) provided by financing activities	(406,283)	86,247

(Decrease) increase in cash and cash equivalents	(48,141)	289,159

Cash and cash equivalents at beginning of period	283,100	261,885

Cash and cash equivalents at end of period	$234,959	$551,044

Supplemental cash flow information:
Interest paid	$15,590	$21,493
Income taxes paid	5,000	50

Non-cash investing and financing activities:
Accrued dividends, preferred shares	$—	$1,350
Dividends declared, not yet paid	13,439	13,450
Net transfer from loans to other real estate owned	5,788	28,765
Purchases of available-for-sale securities not yet settled	37,545	26,195

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,923,211	$—	$4,892,514	$30,697
States and political subdivisions	235,910	—	235,910	—
Other	21,153	21,153	—	—
	$5,180,274	$21,153	$5,128,424	$30,697

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	December 31, 2012	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,265,204	$—	$5,232,344	$32,860
States and political subdivisions	238,675	—	238,675	—
Other	21,136	21,136	—	—
	$5,525,015	$21,136	$5,471,019	$32,860

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

Assumptions used in the discounted cash flow model as of March 31, 2013 and December 31, 2012, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in thousands):

Balance at December 31, 2012	$32,860
Principal paydowns	(1,195)
Total unrealized losses included in:
Other comprehensive income	(658)
Impairment realized	(310)

Balance at March 31, 2013	$30,697

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of March 31, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision (Credit) During
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$27,330	$—	$—	$27,330	$10,332
Other real estate owned	2,752	—	—	2,752	(70)

The following table represents financial instruments measured at fair value on a non-recurring basis as of December 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision During the
	2012	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$11,981	$—	$—	$11,981	$295
Other real estate owned	18,749	—	—	18,749	—

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   The fair value of impaired loans is based on the fair value of the collateral, as determined through an appraisal process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice.  Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  New or updated appraisals may be obtained as warranted after evaluation of any material deterioration in the performance of the project, the conditions for the geographic area where the property is located, the property type, differences between the current property conditions and the conditions assumed in prior appraisals or evaluations, or changes in project specifications.  All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for probable loan losses based upon the fair value of the underlying collateral.  As of March 31, 2013, the Company had $70,267,000 of impaired commercial collateral dependent loans, of which $50,579,000 had an appraisal or evaluation performed within the last twelve months.  As of December 31, 2012, the Company had $73,646,000 of impaired commercial collateral dependent loans, of which $48,856,000 had an appraisal or evaluation performed within the last twelve months.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2013 and the twelve months ended December 31, 2012, respectively the Company recorded $61,000 and $10,450,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2013 and twelve months ended December 31, 2012, respectively, the Company recorded $(70) and $0 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2013 and December 31, 2012 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2013, and December 31, 2012, the carrying amount of fixed rate performing loans was $1,175,326,000 and $1,189,585,000, respectively, and the estimated fair value was $1,122,036,000 and $1,126,228,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2013 and December 31, 2012.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.    At March 31, 2013 and December 31, 2012, the carrying amount of time deposits was $2,835,652,000 and $2,954,312,000, respectively, and the estimated fair value was $2,844,576,000 and $2,962,190,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2013 and December 31, 2012.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At March 31, 2013 and December 31, 2012, respectively, the carrying amount of long-term repurchase agreements was $730,000,000 and $800,000,000, respectively, and the estimated fair value was $842,507,000 and $932,007,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2013 and December 31, 2012.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2013 and December 31, 2012.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At March 31, 2013 and December 31, 2012, the carrying amount of the long-term FHLB borrowings was $6,493,000, and $6,527,000, respectively, and the estimated fair value was $7,011,000 and $7,073,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,657,248	$2,525,380
Real estate — mortgage	829,088	838,467
Real estate — construction	1,085,506	1,147,669
Consumer	70,030	74,514
Foreign	184,637	188,974

Total loans	$4,826,509	$4,775,004

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

The specific loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the credit quality committee to determine if a loan has any potential problems and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the Company’s loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company will determine if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	2013
	Domestic						Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$11,632	$12,720	$21,880	$694	$4,390	$4,448	$1,289	$1,140	$58,193
Losses charge to allowance	(2,663)	(128)	(60)	—	(172)	(255)	(211)	(20)	(3,509)
Recoveries credited to allowance	694	13	13	—	5	94	46	—	865
Net losses charged to allowance	(1,969)	(115)	(47)	—	(167)	(161)	(165)	(20)	(2,644)

Provision charged to operations	11,263	(1,552)	(1,182)	(85)	(355)	(276)	(304)	(90)	7,419

Balance at March 31,	$20,926	$11,053	$20,651	$609	$3,868	$4,011	$820	$1,030	$62,968

	2012
	Domestic						Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$26,617	$19,940	$24,227	$1,003	$4,562	$4,760	$1,724	$1,359	$84,192
Losses charge to allowance	(3,424)	(71)	(7,994)	—	(36)	(312)	(247)	—	(12,084)
Recoveries credited to allowance	1,244	5	31	—	2	45	61	—	1,388
Net losses charged to allowance	(2,180)	(66)	(7.963)	—	(34)	(267)	(186)	—	(10,696)

Provision charged to operations	140	(108)	5,546	(154)	(149)	12	64	(66)	5,285

Balance at March 31,	$24,577	$19,766	$21,810	$849	$4, 379	$4,505	$1,602	$1,293	$78,781

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.  The allowance for probable loan losses increased 8.2% to $62,968,000 at March 31, 2013 from $58,193,000 at December 31,2012.  The change is primarily driven by the addition of a specific reserve of approximately $10,000,0000 on a previously identified impaired commercial loan that  further deteriorated during the three months ended March 31,2013, partially offset by a decrease in the general reserve due to the stability of general economic factors evaluated by management.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$33,108	$11,544	$835,849	$9,382
Commercial real estate: other construction & land development	26,172	823	1,059,334	10,230
Commercial real estate: farmland & commercial	11,900	2,644	1,697,537	18,007
Commercial real estate: multifamily	338	—	78,516	609
Residential: first lien	4,546	—	445,845	3,868
Residential: junior lien	1,702	—	376,995	4,011
Consumer	1,245	—	68,785	820
Foreign	462	—	184,175	1,030

Total	$79,473	$15,011	$4,747,036	$47,957

	December 31, 2012
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$32,768	$1,477	$736,342	$10,155
Commercial real estate: other construction & land development	28,660	539	1,119,009	12,181
Commercial real estate: farmland & commercial	13,945	2,730	1,659,377	19,150
Commercial real estate: multifamily	353	—	82,595	694
Residential: first lien	3,656	—	453,075	4,390
Residential: junior lien	1,850	—	379,886	4,448
Consumer	1,326	—	73,188	1,289
Foreign	447	—	188,527	1,140

Total	$83,005	$4,746	$4,691,999	$53,447

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Domestic
Commercial	$32,292	$31,929
Commercial real estate: other construction & land development	23,922	26,410
Commercial real estate: farmland & commercial	9,636	11,681
Commercial real estate: multifamily	338	353
Residential: first lien	1,702	1,175
Residential: junior lien	126	175
Consumer	42	45
Foreign	21	—

Total non-accrual loans	$68,079	$71,768

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$18,668	$18,702	$11,544	$18,688	$9
Commercial real estate: other construction & land development	5,516	5,605	823	5,478	—
Commercial real estate: farmland & commercial	6,438	9,717	2,644	6,452	23
Total impaired loans with related allowance	$30,622	$34,024	$15,011	$30,618	$32

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$14,440	$14,487	$15,147	$1
Commercial real estate: other construction & land development	20,656	20,743	20,878	18
Commercial real estate: farmland & commercial	5,462	6,232	5,006	—
Commercial real estate: multifamily	338	338	345	—
Residential: first lien	4,546	4,595	3,840	33
Residential: junior lien	1,702	1,720	1,732	24
Consumer	1,245	1,250	1,246	—
Foreign	462	463	457	5
Total impaired loans with no related allowance	$48,851	$49,828	$48,651	$81

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$1,633	$1,679	$1,477	$21,126	$39
Commercial real estate: other construction & land development	3,671	3,671	539	6,608	—
Commercial real estate: farmland & commercial	6,678	9,923	2,730	7,342	92
Total impaired loans with related allowance	$11,982	$15,273	$4,746	$35,076	$131

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$31,135	$31,170	$2,996	$4
Commercial real estate: other construction & land development	24,989	25,160	39,449	141
Commercial real estate: farmland & commercial	7,267	9,340	16,536	8
Commercial real estate: multifamily	353	353	381	—
Residential: first lien	3,656	3,984	2,876	60
Residential: junior lien	1,850	1,944	1,939	104
Consumer	1,326	1,330	1,193	—
Foreign	447	447	166	6
Total impaired loans with no related allowance	$71,023	$73,728	$65,536	$323

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

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are improving and better positioned to recover than many other areas of the country.  Loans accounted for as “troubled debt restructuring,” which are included in impaired loans, were not significant and totaled $19,232,000 and $24,300,000 as of March 31, 2013 and December 31, 2012, respectively.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2013 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at March 31, 2013 and December 31, 2012:

	March 31, 2013
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,024	$25,758	$4,457	$3,762	$34,239	$834,718	$868,957
Commercial real estate: other construction & land development	556	14,352	30,668	7,910	45,576	1,039,930	1,085,506
Commercial real estate: farmland & commercial	6,067	2,039	7,767	4,491	15,873	1,693,564	1,709,437
Commercial real estate: multifamily	862	—	412	73	1,274	77,580	78,854
Residential: first lien	4,093	1,232	8,648	7,836	13,973	436,418	450,391
Residential: junior lien	641	112	434	372	1,187	377,510	378,697
Consumer	1,702	299	658	627	2,659	67,371	70,030
Foreign	956	49	556	535	1,561	183,076	184,637
Total past due loans	$18,901	$43,841	$53,600	$25,606	$116,342	$4,710,167	$4,826,509

	December 31, 2012
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,393	$471	$3,386	$2,689	$8,250	$760,860	$769,110
Commercial real estate: other construction & land development	1,107	2,300	24,225	497	27,632	1,120,037	1,147,669
Commercial real estate: farmland & commercial	3,127	21,272	2,310	929	26,709	1,646,613	1,673,322
Commercial real estate: multifamily	685	—	353	—	1,038	81,910	82,948
Residential: first lien	4,305	2,510	10,645	9,657	17,460	439,271	456,731
Residential: junior lien	2,035	410	259	115	2,704	379,032	381,736
Consumer	1,598	404	915	882	2,917	71,597	74,514
Foreign	2,257	1,005	264	264	3,526	185,448	188,974
Total past due loans	$19,507	$28,372	$42,357	$15,033	$90,236	$4,684,768	$4,775,004

The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List - Pass Credits,” or (iii) “Watch List - Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect the Company’s opinion that the loans reflect potential weakness which require monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List - Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List — Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List — Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the Company if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10, is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2013 and December 31, 2012 is as follows:

		March 31, 2013
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$775,851	$3,986	$15,888	$40,124	$33,108
Commercial real estate: other construction & land development	992,504	34,790	2,901	29,139	26,172
Commercial real estate: farmland & commercial	1,555,921	86,445	32,798	22,373	11,900
Commercial real estate: multifamily	78,465	—	51	—	338
Residential: first lien	439,754	517	—	5,574	4,546
Residential: junior lien	375,111	77	—	1,807	1,702
Consumer	68,785	—	—	—	1,245
Foreign	183,814	—	—	361	462
Total	$4,470,205	$125,815	$51,638	$99,378	$79,473

		December 31, 2012
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$675,263	$4,278	$16,535	$40,266	$32,768
Commercial real estate: other construction & land development	1,038,749	55,079	2,614	22,567	28,660
Commercial real estate: farmland & commercial	1,486,572	109,144	46,316	17,345	13,945
Commercial real estate: multifamily	82,542	—	53	—	353
Residential: first lien	446,218	519	—	6,338	3,656
Residential: junior lien	378,000	77	309	1,500	1,850
Consumer	73,188	—	—	—	1,326
Foreign	188,499	—	28	—	447
Total	$4,369,031	$169,097	$65,855	$88,016	$83,005

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2013, 757,500 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2012	794,877	$19.03
Plus: Options granted	—	—
Less:
Options exercised	1,043	11.54
Options expired	22,343	23.50
Options forfeited	14,275	17.15
Options outstanding at March 31, 2013	757,216	18.95	3.63	3,164

Options fully vested and exercisable at March 31, 2013	382,186	23.7	1.64	603

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2013 and March 31, 2012 was approximately $114,000 and $131,000, respectively.  As of March 31, 2013, there was approximately $1,043,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2013 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,865,035	$85,129	$(26,953)	$4,923,211	$4,923,211
Obligations of states and political subdivisions	218,090	20,162	(2,342)	235,910	235,910
Equity securities	19,575	1,609	(31)	21,153	21,153
Total investment securities	$5,102,700	$106,900	$(29,326)	$5,180,274	$5,180,274

(1)         Included in the carrying value of residential mortgage-backed securities are $1,893,174 of mortgage-backed securities issued by Ginnie Mae, $2,999,340,of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $30,697  issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2012 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$5,186,652	$94,585	$(16,033)	$5,265,204	$5,265,204
Obligations of states and political subdivisions	216,962	23,504	(1,791)	238,675	238,675
Equity securities	19,575	1,581	(20)	21,136	21,136
Total investment securities	$5,423,189	$119,670	$(17,844)	$5,525,015	$5,525,015

(1)         Included in the carrying value of residential mortgage-backed securities are $2,035,742 of mortgage-backed securities issued by Ginnie Mae, $3,196,602 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $32,860  issued by non-government entities

The amortized cost and estimated fair value of investment securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	682	775
Due after ten years	—	—	217,408	235,135
Residential mortgage-backed securities	—	—	4,865,035	4,923,211
Equity securities	—	—	19,575	21,153
Total investment securities	$2,400	$2,400	$5,102,700	$5,180,274

Residential mortgage-backed securities are securities issued by Freddie Mac, Fannie Mae, Ginnie Mae or non-government entities.  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,200,421,000 and $2,267,420,000, respectively, at March 31, 2013.

Proceeds from the sale of securities available-for-sale were $178,124,000 for the three months ended March 31, 2013, which included $177,623,000 of mortgage-backed securities. Gross gains of $9,601,000 and gross losses of $0 were realized on the sales for the three months ended March 31, 2013.  Proceeds from the sale of securities available-for-sale were $17,331,000 for the three months ended March 31, 2012, which included $0 of mortgage-backed securities. Gross gains of $1,173,000 and gross losses of $(1,000) were realized on the sales for the three months ended March 31, 2012.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,140,381	$(15,738)	$30,697	$(11,215)	$2,171,078	$(26,953)
Obligations of states and political subdivisions	12,539	(442)	10,250	(1,900)	22,789	(2,342)
Other equity securities	4,230	(21)	65	(10)	4,295	(31)
	$2,157,150	$(16,201)	$41,012	$(13,125)	$2,198,162	$(29,326)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$738,492	$(5,476)	$32,860	$(10,557)	$771,352	$(16,033)
Obligations of states and political subdivisions	5,117	(114)	10,437	(1,677)	15,554	(1,791)
Equity securities	—	—	56	(20)	56	(20)
	$743,609	$(5,590)	$43,353	$(12,254)	$786,962	$(17,844)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell such mortgage-backed securities, and will more than likely not be required to sell such securities before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $310,000 ($201,500, after tax) and $186,000 ($121,000, after tax) were recorded for the quarters ended March 31, 2013 and 2012, respectively.  The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended March 31, 2013 and 2012, respectively (Dollars in Thousands):

Balance at December 31, 2012	$10,432
Impairment charges recognized in earnings during period	310
Balance at March 31, 2013	$10,742

Balance at December 31, 2011	$9,393
Impairment charges recognized in earnings during period	186
Balance at March 31, 2012	$9,579

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2013, other borrowed funds totaled $387,493,000, a decrease of 48.3% from $749,027,000 at December 31, 2012.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of March 31, 2013 and December 31, 2012, the principal amount of debentures outstanding totaled $190,726,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2013 and December 31, 2012, the total $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2013:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date(1)
	(In Thousands)

Trust VI	$25,774	Quarterly	3.74%	LIBOR + 3.45	November 2032	February 2008
Trust VII	10,310	Quarterly	3.55%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	25,774	Quarterly	3.35%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.93%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.95%	LIBOR + 1.65	February 2037	February 2012
Trust XI	32,990	Quarterly	1.93%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.74%	LIBOR + 1.45	September 2037	September 2012
	$190,726

(1)         The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  As of March 31, 2013, none of the Warrants had been exercised.

The Company paid cash dividends to the common shareholders of $.20 per share on April 19, 2013 to all holders of record on April 1, 2013.  Cash dividends of $.20 per share were paid to common shareholders on April 20, and October 15, 2012 to all holders of record on April 2 and September 28, 2012, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on February 28, 2013, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 6, 2013, a total of 7,843,293 shares had been repurchased under all programs at a cost of $237,536,000.

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

During the first quarter of 2013, the Texas State Comptroller refunded approximately $1.5 million in tax in connection with an exam of the Company’s 2008 consolidated Franchise Tax return. Additionally, the Company recorded an adjustment of $2.5 million to reflect the difference between accrued and actual taxes on the 2012 Franchise Tax return.  Both items resulted in a credit to provision for income tax expense net of federal tax expense, of approximately $2.6 million on the consolidated statement of income and reduced the Company’s effective tax rate to 25.4% for the three months ended March 31, 2013.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.38% and 10.86%, risk-weighted Tier 1 capital ratio of 20.31% and 19.65% and risk-weighted total capital ratio of 21.36% and 20.60% at March 31, 2013 and December 31, 2012, respectively.  The identified intangibles and goodwill of $289,214,000 as of March 31, 2013, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2013, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2012, included in the Company’s 2012 Form 10-K.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013, or any future period.

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

•                  The reduction of deposits from nonresident alien individuals due to the new IRS rules requiring U.S. financial institutions to report to the IRS deposit interest payment made to nonresident alien individuals.

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

•                  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations, including the Federal Reserve’s rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

•                  The possible increase in required capital levels related to the proposed capital rules of the federal banking agencies that address the Basel III capital standards.

•                  The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank which may result in a limitation on the types of securities certain banks will be able to purchase as a result of the due diligence burden.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 217 facilities and more than 335 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  As the Company adjusts to regulatory changes related to Dodd-Frank, the Company’s efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2013	December 31, 2012	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,520,172	$11,882,673	(3.1)%
Net loans	4,763,541	4,716,811	1.0
Deposits	8,316,543	8,287,213	0.4
Other borrowed funds	387,493	749,027	(48.3)
Junior subordinated deferrable interest debentures	190,726	190,726	—
Shareholders’ equity	1,434,874	1,435,708	(.1)%

Consolidated Statements of Income Information

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$87,110	$95,782	(9.1)%
Interest expense	14,478	20,665	(29.9)
Net interest income	72,632	75,117	(3.3)
Provision for probable loan losses	7,419	5,285	40.4
Non-interest income	53,252	43,177	23.3
Non-interest expense	80,861	68,143	18.7
Net income available to common shareholders	28,069	28,344	(1.0)

Per common share:
Basic	$.42	$.42	—%
Diluted	.42	.42	—

Net Income

Net income for the first quarter of 2013 decreased by 1.0% as compared to the same period in 2012. Net income for the first quarter was positively affected by the sale of available-for-sale investment securities totaling $6.2 million, net of tax.  The securities sales were a result of the Company re-positioning a portion of the investment portfolio.  Net income was negatively impacted by a charge of $6.4 million, net of tax, as a result of the Company’s lead bank subsidiary’s early termination of a portion of its long-term repurchase agreements in order to help manage its long-term funding costs.  Net income was also negatively impacted by narrowing interest margins caused by slow loan demand and declining yields in the bond markets coupled with lower levels of revenue on interchange fee income and overdraft programs due to regulatory changes, as well as the burden of increasing compliance costs arising from the Dodd-Frank Act and heightened regulatory oversight.

Net Interest Income

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Percent Increase (Decrease)
	(in Thousands)

Interest income:
Loans, including fees	$63,534	$68,323	(7.0)%
Investment securities:
Taxable	20,519	24,512	(16.3)
Tax-exempt	3,036	2,861	6.1
Other interest income	21	86	(75.6)

Total interest income	87,110	95,782	(9.1)

Interest expense:
Savings deposits	1,011	1,623	(37.7)
Time deposits	4,445	6,485	(31.5)
Securities sold under repurchase agreements	7,568	10,302	(26.5)
Other borrowings	290	208	39.4
Junior subordinated interest deferrable debentures	1,164	2,047	(43.1)

Total interest expense	14,478	20,665	(29.9)

Net interest income	$72,632	$75,117	(3.3)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 36 for the March 31, 2013 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Percent Increase (Decrease)
	(in Thousands)

Service charges on deposit accounts	$23,830	$22,753	4.7%
Other service charges, commissions and fees
Banking	9,983	10,064	(0.8)
Non-banking	1,061	1,251	(15.2)
Investment securities transactions, net	9,601	1,172	719.2
Other investments, net	6,997	5,134	36.3
Other income	1,780	2,803	(36.5)

Total non-interest income	$53,252	$43,177	23.3%

Total non-interest income increased 23.3% for the quarter ended March 31, 2013 compared the same quarter of 2012.  Investment securities transactions increased for the quarter ended March 31, 2013 primarily due to the sale of residential mortgage-backed securities as a result of the Company re-positioning of a portion of its investment portfolio.

Non-Interest Expense

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Percent Increase (Decrease)
	(in Thousands)

Employee compensation and benefits	$30,211	$29,401	2.8%
Occupancy	7,812	8,734	(10.6)
Depreciation of bank premises and equipment	6,625	6,927	(4.4)
Professional fees	3,723	3,370	10.5
Deposit insurance assessments	1,616	1,567	3.1
Net expense, other real estate owned	1,789	1,181	51.5
Amortization of identified intangible assets	1,137	1,137	—
Advertising	1,846	1,827	1.0
Early termination fee — securities sold under repurchase agreements	9,885	—	100.0
Impairment charges (Total other-than-temporary impairment charges, $968, net of $658 and $1,650, net of $1,464 included in other comprehensive income)	310	186	66.7
Other	15,907	13,813	15.2

Total non-interest expense	$80,861	$68,143	18.7%

Non-interest expense increased 18.7% for the quarter ended March 31, 2013 compared to the same period of 2012 and was negatively impacted by a charge of $9.9 million recorded by the Company’s lead bank subsidiary.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 8.2% to $62,968,000 at March 31, 2013 from $58,193,000 at December 31, 2012.  The change is primarily driven by the addition of a specific reserve of approximately $10,000,000 on a previously identified impaired commercial loan that further deteriorated during the three months ended March 31, 2013, partially offset by a decrease in the general reserve due to the stability of general economic factors evaluated by management.  The provision for probable loan losses charged to expense increased 40.4% to $7,419,000 for the three months ended March 31, 2013 from $5,285,000 for the same period in 2012.  The allowance for probable loan losses was 1.3% and 1.2% of total loans at March 31, 2013 and December 31, 2012, respectively.

Investment Securities

Mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and the Government National Mortgage Association (“Ginnie Mae”).  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

Loans

Net loans increased 1.0% to $4,763,541,000 at March 31, 2013, from $4,716,811,000 at December 31, 2012.  The relatively flat change in loans can be attributed to the lack of demand for loans that the Company is experiencing as the result of the negative economic conditions.  The mix of total impaired loans and non-accural loans at March 31, 2013 remained materially consistent as compared to the balances as of December 31, 2012.

Deposits

Deposits increased by.4% to $8,316,543,000 at March 31, 2013, from $8,287,213,000 at December 31, 2012.  The increase in deposits is the result of the increased demand for deposits and the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2013, the Company had $11,520,172,000 of consolidated assets, of which approximately $184,637,000, or 1.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $188,974,000, or 1.6%, at December 31, 2012.  Of the $184,637,000, 89.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 9.8% is secured by foreign real estate; and .5% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2013 and 2012 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2013, shareholders’ equity was $1,434,874,000 compared to $1,435,708,000 at December 31, 2012, a decrease of $834,000, or .1%.  The decrease is primarily due to a decrease in other comprehensive income and the payment of cash dividends to shareholders, offset by the retention of earnings.

The Company had a leverage ratio of 11.38% and 10.86%, risk-weighted Tier 1 capital ratio of 20.31% and 19.65% and risk-weighted total capital ratio of 21.36% and 20.60% at March 31, 2013 and December 31, 2012, respectively.  The identified intangibles and goodwill of $289,214,000 as of March 31, 2013, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2013 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2013	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$488,681	$1,486,337	$2,971,746	$235,910	$5,182,674
Loans, net of non-accruals	3,620,494	213,341	267,430	657,165	4,758,430

Total earning assets	$4,109,175	$1,699,678	$3,239,176	$893,075	$9,941,104

Cumulative earning assets	$4,109,175	$5,808,853	$9,048,029	$9,941,104

Rate sensitive liabilities

Time deposits	$1,159,021	$1,365,664	$310,529	$438	$2,835,652
Other interest bearing deposits	2,868,564	—	—	—	2,868,564
Securities sold under repurchase agreements	385,123	33,054	637,410	—	1,055,587
Other borrowed funds	381,000	—	—	6,493	387,493
Junior subordinated deferrable interest debentures	190,726	—	—	—	190,726

Total interest bearing liabilities	$4,984,434	$1,398,718	$947,939	$6,931	$7,338,022

Cumulative sensitive liabilities	$4,984,434	$6,383,152	$7,331,091	$7,338,022

Repricing gap	(875,259)	$300,960	$2,291,237	$886,144	$2,603,082
Cumulative repricing gap	(875,259)	(574,299)	1,716,938	2,603,082
Ratio of interest-sensitive assets to liabilities	.82	1.22	3.42	128.85	1.35
Ratio of cumulative, interest- sensitive assets to liabilities	.82	.91	1.23	1.35

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2013, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2012 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on February 28, 2013, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 6, 2013, a total of 7,843,293 shares had been repurchased under all repurchase programs at a cost of $237,536,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 – January 31, 2013	—	—	—	$38,842,000
February 1 – February 28, 2013	—	—	—	40,000,000
March 1 – March 31, 2013	—	—	—	40,000,000
	—	—	—

(1) The repurchase program was extended on February 28, 2013 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2014.

Item 6.  Exhibits

The following exhibits are filed as a part of this Report:

31(a) –Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) –Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) –Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) –Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++ – Interactive Data File

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 9, 2013	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 9, 2013	/s/ Imelda Navarro
Imelda Navarro
Treasurer