Form 10-Q
period 2013-06-30
INTERNATIONAL BANCSHARES CORP
filed 2013-08-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,197,575 shares outstanding at July 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2013	2012
Assets

Cash and due from banks	$238,924	$283,100

Investment securities:
Held-to-maturity (Market value of $2,400 on June 30, 2013 and $2,400 on December 31, 2012)	2,400	2,400
Available-for-sale (Amortized cost of $5,213,646 on June 30, 2013 and $5,423,189 on December 31, 2012)	5,189,977	5,525,015

Total investment securities	5,192,377	5,527,415

Loans	4,911,949	4,775,004
Less allowance for probable loan losses	(65,051)	(58,193)

Net loans	4,846,898	4,716,811

Bank premises and equipment, net	484,345	481,287
Accrued interest receivable	30,711	31,034
Other investments	366,476	372,739
Identified intangible assets, net	5,524	7,819
Goodwill	282,532	282,532
Other assets	149,126	179,936

Total assets	$11,596,913	$11,882,673

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2013	2012
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,613,721	$2,465,750
Savings and interest bearing demand	2,833,768	2,867,151
Time	2,746,235	2,954,312

Total deposits	8,193,724	8,287,213

Securities sold under repurchase agreements	1,025,071	1,129,679
Other borrowed funds	752,458	749,027
Junior subordinated deferrable interest debentures	190,726	190,726
Other liabilities	37,640	90,320

Total liabilities	10,199,619	10,446,965

Commitments and Contingent Liabilities (Note 10)

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,730,472 shares on June 30, 2013 and 95,724,517 shares on December 31, 2012	95,730	95,725
Surplus	163,567	163,287
Retained earnings	1,411,687	1,369,543
Accumulated other comprehensive (loss) income (including $(6,352) and $(6,811) of comprehensive loss related to other- than-temporary impairment for non-credit related issues)	(15,181)	65,662
	1,655,803	1,694,217

Less cost of shares in treasury, 28,537,180 shares on June 30, 2013 and 28,537,180 December 31, 2012	(258,509)	(258,509)

Total shareholders’ equity	1,397,294	1,435,708

Total liabilities and shareholders’ equity	$11,596,913	$11,882,673

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income:
Loans, including fees	$64,617	$67,413	$128,151	$135,736
Investment securities:
Taxable	18,601	23,228	39,120	47,740
Tax-exempt	3,085	2,849	6,121	5,710
Other interest income	21	193	42	279

Total interest income	86,324	93,683	173,434	189,465

Interest expense:
Savings deposits	956	1,479	1,967	3,102
Time deposits	3,978	6,255	8,423	12,740
Securities sold under repurchase agreements	7,312	10,267	14,880	20,569
Other borrowings	289	138	579	346
Junior subordinated interest deferrable debentures	1,165	1,901	2,329	3,948

Total interest expense	13,700	20,040	28,178	40,705

Net interest income	72,624	73,643	145,256	148,760

Provision for probable loan losses	4,342	6,107	11,761	11,392

Net interest income after provision for probable loan losses	68,282	67,536	133,495	137,368

Non-interest income:
Service charges on deposit accounts	23,507	23,100	47,337	45,853
Other service charges, commissions and fees
Banking	10,052	9,424	20,035	19,488
Non-banking	1,515	1,682	2,576	2,933
Investment securities transactions, net	—	1,420	9,601	2,592
Other investments, net	8,635	2,647	15,632	7,781
Other income	2,996	2,546	4,776	5,349

Total non-interest income	46,705	40,819	99,957	83,996

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Non-interest expense:
Employee compensation and benefits	$30,764	$30,210	$60,975	$59,611
Occupancy	7,180	8,107	14,992	16,841
Depreciation of bank premises and equipment	6,619	6,790	13,244	13,717
Professional fees	3,952	4,171	7,675	7,541
Deposit insurance assessments	1,762	1,490	3,378	3,057
Net expense, other real estate owned	1,575	1,385	3,364	2,566
Amortization of identified intangible assets	1,158	1,163	2,295	2,300
Advertising	2,023	1,970	3,869	3,797
Early termination fee — securities sold under repurchase agreements	2,418	—	12,303	—
Impairment charges (Total other-than-temporary impairment losses, $(953), net of $(1,370), $(301), net of $(523), $15, net of $(712), and $1,349, net of $941, included in other comprehensive income)	417	222	727	408
Other	15,846	16,583	31,753	30,396

Total non-interest expense	73,714	72,091	154,575	140,234

Income before income taxes	41,273	36,264	78,877	81,130

Provision for income taxes	13,760	11,714	23,295	24,893

Net income	27,513	24,550	55,582	56,237

Preferred stock dividends	—	3,355	—	6,698

Net income available to common shareholders	$27,513	$21,195	$55,582	$49,539

Basic earnings per common share:

Weighted average number of shares outstanding:	67,190,792	67,244,005	67,189,196	67,257,456
Net income	$.41	$.32	$.83	$.74

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,292,053	67,323,912	67,286,026	67,339,550
Net income	$.41	$.31	$.83	$.74

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$27,513	$24,550	$55,582	$56,237

Other comprehensive (loss) income, net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period (tax effects of $(35,282), $4,354, $(40,425) and $395)	(65,523)	8,086	(75,075)	734
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $0, $(497), $(3,360)and $(907))	—	(923)	(6,241)	(1,685)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $146, $78, $254 and $143)	271	144	473	265
	(65,252)	7,307	(80,843)	(686)

Comprehensive (loss) income	$(37,739)	$31,857	$(25,261)	$55,551

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:

Net income	$55,582	$56,237

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	11,761	11,392
Specific reserve, other real estate owned	478	741
Depreciation of bank premises and equipment	13,244	13,717
Gain on sale of bank premises and equipment	(516)	(319)
Gain on sale of other real estate owned	(188)	(395)
Accretion of investment securities discounts	(1,812)	(1,521)
Amortization of investment securities premiums	24,256	13,339
Investment securities transactions, net	(9,601)	(2,592)
Impairment charges on available-for-sale investment securities	727	408
Amortization of identified intangible assets	2,295	2,300
Stock based compensation expense	221	253
Earnings from affiliates and other investments	(13,209)	(7,348)
Deferred tax (benefit) expense	(3,274)	2,869
Decrease in accrued interest receivable	323	712
Net decrease (increase) in other assets	17,281	(123)
Net (decrease) increase in other liabilities	(4,754)	5,138

Net cash provided by operating activities	92,814	94,808

Investing activities:

Proceeds from maturities of held-to-maturity securities	—	1,100
Proceeds from sales and calls of available for sale securities	178,124	72,383
Purchases of available for sale securities	(731,384)	(792,642)
Principal collected on mortgage-backed securities	749,233	643,667
Net (increase) decrease in loans	(141,191)	94,229
Purchases of other investments	(637)	(1,860)
Distributions received on other investments	20,109	23,006
Purchases of bank premises and equipment	(16,321)	(17,282)
Proceeds from sales of other real estate owned	12,582	15,066
Proceeds from sale of bank premises and equipment	535	2,501

Net cash provided by investing activities	71,050	40,168

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2013	2012

Financing activities:

Net increase in non-interest bearing demand deposits	$147,971	$108,245
Net decrease in savings and interest bearing demand deposits	(33,383)	(2,828)
Net (decrease) increase in time deposits	(208,077)	108,114
Net decrease in securities sold under repurchase agreements	(104,608)	(18,631)
Net increase (decrease) in other borrowed funds	3,431	(352,066)
Purchase of treasury stock	—	(971)
Proceeds from stock transactions	64	33
Payments of dividends on common stock	(13,438)	(13,450)
Payments of dividends on preferred stock	—	(5,400)

Net cash used in financing activities	(208,040)	(176,954)

Decrease in cash and cash equivalents	(44,176)	(41,978)

Cash and cash equivalents at beginning of period	283,100	261,885

Cash and cash equivalents at end of period	$238,924	$219,907

Supplemental cash flow information:
Interest paid	$29,910	$42,268
Income taxes paid	35,171	14,719
Non-cash investing and financing activities:
Accrued dividends, preferred shares	—	1,350
Net transfer from loans to other real estate owned	(657)	57,605
Purchases of available-for-sale securities not yet settled	—	2,427

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,920,978	$—	$4,890,537	$30,441
States and political subdivisions	248,626	—	248,626	—
Other	20,373	20,373	—	—
Total	$5,189,977	$20,373	$5,139,163	$30,441

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,265,204	$—	$5,232,344	$32,860
States and political subdivisions	238,675	—	238,675	—
Other	21,136	21,136	—	—
Total	$5,525,015	$21,136	$5,471,019	$32,860

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

Assumptions used in the discounted cash flow model as of June 30, 2013 and December 31, 2012, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2012	$32,860
Principal paydowns	(2,404)
Total unrealized gains (losses) included in:
Other comprehensive loss	712
Impairment realized in earnings	(727)

Balance at June 30, 2013	$30,441

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents assets measured at fair value on a non-recurring basis as of and for the period ended June 30, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision During
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$26,658	$—	$—	$26,658	$11,094
Other real estate owned	12,036	—	—	12,036	478

The following table represents assets measured at fair value on a non-recurring basis as of and for the year ended December 31, 2012 by level within the fair value measurement hierarchy:

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

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   The fair value of impaired loans is based on the fair value of the collateral, as determined through an appraisal process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice.  Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  New or updated appraisals may be obtained as warranted after evaluation of any material deterioration in the performance of the project, the conditions for the geographic area where the property is located, the property type, differences between the current property conditions and the conditions assumed in prior appraisals or evaluations, or changes in project specifications.  All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for probable loan losses based upon the fair value of the underlying collateral.  As of June 30, 2013, the Company had $77,596,000 of impaired commercial collateral dependent loans, of which $49,127,000  had an appraisal or evaluation performed within the last twelve months.  As of December 31, 2012, the Company had $73,646,000 of impaired commercial collateral dependent loans, of which $48,856,000 had an appraisal or evaluation performed within the last twelve months.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the six months ended June 30, 2013 and the twelve months ended December 31, 2012, respectively, the Company recorded $188,000 and $10,450,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the six months ended June 30, 2013 and twelve months ended December 31, 2012, respectively, the Company recorded $478,000 and $0 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2013 and December 31, 2012 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At June 30, 2013, and December 31, 2012, the carrying amount of fixed rate performing loans was $1,195,825,000 and $1,189,585,000 respectively, and the estimated fair value was $1,142,132,000 and $1,126,228,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2013 and December 31, 2012.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.    At June 30, 2013 and December 31, 2012, the carrying amount of time deposits was $2,746,235,000 and $2,954,312,000, respectively, and the estimated fair value was $2,754,137,000 and $2,962,190,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2013 and December 31, 2012.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At June 30, 2013 and December 31, 2012, respectively, the carrying amount of long-term repurchase agreements was $710,000,000 and $800,000,000 and the estimated fair value was $800,888,000 and $932,007,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2013 and December 31, 2012.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2013 and December 31, 2012.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At June 30, 2013 and December 31, 2012, the carrying amount of the long-term FHLB borrowings was $6,458,000, and $6,527,000, respectively, and the estimated fair value was $6,551,000 and $7,073,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,688,995	$2,525,380
Real estate — mortgage	827,513	838,467
Real estate — construction	1,142,868	1,147,669
Consumer	68,077	74,514
Foreign	184,496	188,974

Total loans	$4,911,949	$4,775,004

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Quarter ended June 30, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$20,926	$11,053	$20,651	$609	$3,868	$4,011	$820	$1,030	$62,968
Losses charge to allowance	(2,663)	(120)	(1)	—	(27)	(140)	(105)	—	(3,056)
Recoveries credited to allowance	557	13	128	—	4	30	60	5	797
Net losses charged to allowance	(2,106)	(107)	127	—	(23)	(110)	(45)	5	(2,259)

Provision (credit) charged to operations	1,856	678	1,605	14	10	146	22	11	4,342

Balance at June 30,	$20,676	$11,624	$22,383	$623	$3,855	$4,047	$797	$1,046	$65,051

	Quarter ended June 30, 2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$24,577	$19,766	$21,810	$849	$4, 379	$4,505	$1,602	$1,293	$78,781
Losses charge to allowance	(3,064)	(7,500)	(4,482)	—	(30)	(399)	(189)	(5)	(15,669)
Recoveries credited to allowance	758	207	100	—	1	61	32	—	1,159
Net losses charged to allowance	(2,306)	(7,293)	(4,382)	—	(29)	(338)	(157)	(5)	(14,510)

Provision (credit) charged to operations	2,417	769	3,123	(46)	(363)	243	31	(67)	6,107

Balance at June 30,	$24,688	$13,242	$20,551	$803	$3,987	$4,410	$1,476	$1,221	$70,378

	Six Months Ended June 30, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$11,632	$12,720	$21,880	$694	$4,390	$4,448	$1,289	$1,140	$58,193
Losses charge to allowance	(5,326)	(248)	(61)	—	(199)	(395)	(316)	(20)	(6,565)
Recoveries credited to allowance	1,251	26	141	—	9	124	106	5	1,662
Net losses charged to allowance	(4,075)	(222)	80	—	(190)	(271)	(210)	(15)	(4,903)

Provision (credit) charged to operations	13,119	(874)	423	(71)	(345)	(130)	(282)	(79)	11,761

Balance at June 30,	$20,676	$11,624	$22,383	$623	$3,855	$4,047	$797	$1,046	$65,051

	Six Months Ended June 30, 2012
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$26,617	$19,940	$24,227	$1,003	$4,562	$4,760	$1,724	$1,359	$84,192
Losses charge to allowance	(6,488)	(7,571)	(12,476)	—	(66)	(711)	(436)	(5)	(27,753)
Recoveries credited to allowance	2,002	212	131	—	3	106	93	—	2,547
Net losses charged to allowance	(4,486)	(7,359)	(12,345)	—	(63)	(605)	(343)	(5)	(25,206)

Provision (credit) charged to operations	2,557	661	8,669	(200)	(512)	255	95	(133)	11,392

Balance at June 30,	$24,688	$13,242	$20,551	$803	$3,987	$4,410	$1,476	$1,221	$70,378

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$35,120	$10,961	$841,878	$9,715
Commercial real estate: other construction & land development	26,490	766	1,116,378	10,858
Commercial real estate: farmland & commercial	16,598	3,446	1,713,462	18,937
Commercial real estate: multifamily	324	—	81,613	623
Residential: first lien	4,367	—	441,481	3,855
Residential: junior lien	1,711	—	379,954	4,047
Consumer	1,239	—	66,838	797
Foreign	449	—	184,047	1,046

Total	$86,298	$15,173	$4,825,651	$49,878

	December 31, 2012
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$32,768	$1,477	$736,342	$10,155
Commercial real estate: other construction & land development	28,660	539	1,119,009	12,181
Commercial real estate: farmland & commercial	13,945	2,730	1,659,377	19,150
Commercial real estate: multifamily	353	—	82,595	694
Residential: first lien	3,656	—	453,075	4,390
Residential: junior lien	1,850	—	379,886	4,448
Consumer	1,326	—	73,188	1,289
Foreign	447	—	188,527	1,140

Total	$83,005	$4,746	$4,691,999	$53,447

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Domestic
Commercial	$34,384	$31,929
Commercial real estate: other construction & land development	24,240	26,410
Commercial real estate: farmland & commercial	14,335	11,681
Commercial real estate: multifamily	324	353
Residential: first lien	1,178	1,175
Residential: junior lien	64	175
Consumer	49	45
Foreign	13	—

Total non-accrual loans	$74,587	$71,768

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

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2013 and December 31, 2011:

	June 30, 2013
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$18,170	$18,170	$10,961	$18,174	$10	$18,184	$21
Commercial real estate: other construction & land development	3,968	3,971	766	3,969	—	4,820	—
Commercial real estate: farmland & commercial	7,812	11,144	3,446	6,879	23	6,666	46
Total impaired loans with related allowance	$29,950	$33,285	$15,173	$29,022	$33	$29,670	$67

	June 30, 2013
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$16,950	$17,580	$17,309	$—	$16,475	$—
Commercial real estate: other construction & land development	22,522	22,611	20,217	18	20,451	37
Commercial real estate: farmland & commercial	8,786	9,648	6,579	—	5,793	—
Commercial real estate: multifamily	324	324	329	—	337	—
Residential: first lien	4,367	4,490	4,605	39	4,222	72
Residential: junior lien	1,711	1,729	1,713	24	1,722	49
Consumer	1,239	1,244	1,236	—	1,241	—
Foreign	449	451	455	5	456	9
Total impaired loans with no related allowance	$56,348	$58,077	$52,443	$86	$50,697	$167

	December 31, 2012
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$1,633	$1,679	$1,477	$21,126	$39
Commercial real estate: other construction & land development	3,671	3,671	539	6,608	—
Commercial real estate: farmland & commercial	6,678	9,923	2,730	7,342	92
Total impaired loans with related allowance	$11,982	$15,273	$4,746	$35,076	$131

	December 31, 2012
			Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$31,135	$31,170	$2,996	$4
Commercial real estate: other construction & land development	24,989	25,160	39,449	141
Commercial real estate: farmland & commercial	7,267	9,340	16,536	8
Commercial real estate: multifamily	353	353	381	—
Residential: first lien	3,656	3,984	2,876	60
Residential: junior lien	1,850	1,944	1,939	104
Consumer	1,326	1,330	1,193	—
Foreign	447	447	166	6
Total impaired loans with no related allowance	$71,023	$73,728	$65,536	$323

The following tables detail key information regarding the Company’s average recorded investment in impaired loans and interest recognized on impaired loans by loan class at June 30, 2012:

	June 30, 2012
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$24,271	$—	$24,417	$10
Commercial real estate: other construction & land development	27,377	—	33,384	—
Commercial real estate: farmland & commercial	12,553	23	13,539	46
Residential: first lien	202	—	203	—
Total impaired loans with related allowance	$64,403	$23	$71,543	$56

	June 30, 2012
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$3,798	$1	$3,808	$1
Commercial real estate: other construction & land development	29,816	41	31,627	99
Commercial real estate: farmland & commercial	11,545	—	11,996	8
Commercial real estate: multifamily	387	—	394	—
Residential: first lien	2,681	11	2,596	16
Residential: junior lien	2,113	27	2,119	54
Consumer	1,178	—	1,323	—
Foreign	45	1	45	1
Total impaired loans with no related allowance	$51,564	$81	$53,909	$179

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

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are improving and better positioned to recover than many other areas of the country.  Loans accounted for as “troubled debt restructuring,” which are included in impaired loans, were not significant and totaled $22,307,000 and $29,395,000 as of June 30, 2013 and December 31, 2012, respectively.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2013 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at June 30, 2013 and December 31, 2012:

	June 30, 2013
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$10,760	$2,573	$32,261	$890	$45,594	$831,404	$876,998
Commercial real estate: other construction & land development	709	174	35,560	12,895	36,443	1,106,425	1,142,868
Commercial real estate: farmland & commercial	6,709	3,907	7,959	1,935	18,575	1,711,485	1,730,060
Commercial real estate: multifamily	72	341	324	—	737	81,200	81,937
Residential: first lien	6,323	2,151	9,236	8,913	17,710	428,138	445,848
Residential: junior lien	590	19	1,914	1,879	2,523	379,142	381,665
Consumer	1,605	369	694	655	2,668	65,409	68,077
Foreign	867	563	20	7	1,450	183,046	184,496
Total past due loans	$27,635	$10,097	$87,968	$27,174	$125,700	$4,786,249	$4,911,949

	December 31, 2012
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,393	$471	$3,386	$2,689	$8,250	$760,860	$769,110
Commercial real estate: other construction & land development	1,107	2,300	24,225	497	27,632	1,120,037	1,147,669
Commercial real estate: farmland & commercial	3,127	21,272	2,310	929	26,709	1,646,613	1,673,322
Commercial real estate: multifamily	685	—	353	—	1,038	81,910	82,948
Residential: first lien	4,305	2,510	10,645	9,657	17,460	439,271	456,731
Residential: junior lien	2,035	410	259	115	2,704	379,032	381,736
Consumer	1,598	404	915	882	2,917	71,597	74,514
Foreign	2,257	1,005	264	264	3,526	185,448	188,974
Total past due loans	$19,507	$28,372	$42,357	$15,033	$90,236	$4,684,768	$4,775,004

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2013 and December 31, 2012 is as follows:

		June 30, 2013
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$777,045	$4,317	$16,048	$44,468	$35,120
Commercial real estate: other construction & land development	1,052,052	37,332	1,920	25,074	26,490
Commercial real estate: farmland & commercial	1,557,457	110,783	20,165	25,057	16,598
Commercial real estate: multifamily	81,613	—	—	—	324
Residential: first lien	435,272	509	—	5,700	4,367
Residential: junior lien	378,075	76	—	1,803	1,711
Consumer	66,838	—	—	—	1,239
Foreign	181,864	2,183	—	—	449
Total	$4,530,216	$155,200	$38,133	$102,102	$86,298

		December 31, 2012
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$675,263	$4,278	$16,535	$40,266	$32,768
Commercial real estate: other construction & land development	1,038,749	55,079	2,614	22,567	28,660
Commercial real estate: farmland & commercial	1,486,572	109,144	46,316	17,345	13,945
Commercial real estate: multifamily	82,542	—	53	—	353
Residential: first lien	446,218	519	—	6,338	3,656
Residential: junior lien	378,000	77	309	1,500	1,850
Consumer	73,188	—	—	—	1,326
Foreign	188,499	—	28	—	447
Total	$4,369,031	$169,097	$65,855	$88,016	$83,005

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2013, 757,500 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2012	794,877	$19.03
Plus: Options granted	—	—
Less:
Options exercised	5,955	10.77
Options expired	22,343	23.50
Options forfeited	20,600	17.88
Options outstanding at June 30, 2013	745,979	19.00	3.37	$3,860

Options fully vested and exercisable at June 30, 2013	416,822	$22.71	1.59	$1,130

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2013 was approximately $107,000 and $221,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2012 was approximately $122,000 and $253,000, respectively.  As of June 30, 2013, there was approximately $936,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.8 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2013 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,951,842	$67,140	$(98,004)	$4,920,978	$4,920,978
Obligations of states and political subdivisions	242,229	11,372	(4,975)	248,626	248,626
Equity securities	19,575	1,028	(230)	20,373	20,373
Total investment securities	$5,213,646	$79,540	$(103,209)	$5,189,977	$5,189,977

(1)         Included in the carrying value of residential mortgage-backed securities are $1,769,076 of mortgage-backed securities issued by Ginnie Mae, $3,121,461 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $30,441 issued by non-government entities

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

(1)         Included in the carrying value of residential mortgage-backed securities are $2,035,742 of mortgage-backed securities issued by Ginnie Mae, $3,196,602 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $32,860  issued by non-government entities

The amortized cost and estimated fair value of investment securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	689	741
Due after ten years	—	—	241,540	247,885
Residential mortgage-backed securities	—	—	4,951,842	4,920,978
Equity securities	—	—	19,575	20,373
Total investment securities	$2,400	$2,400	$5,213,646	$5,189,977

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,104,649,000 and $2,141,462,000 at June 30, 2013.

Proceeds from the sale of securities available-for-sale were $0 and $178,124,000 for the three and six months ended June 30, 2013, which included $0 and $177,623,000 of mortgage-backed securities. Gross gains of $0 and $9,601,000 and gross losses of $0 and $0 were realized on the sales for the three and six months ended June 30, 2013, respectively.  Proceeds from the sale of securities available-for-sale were $55,052,000 and $72,383,000 for the three and six months ended June 30, 2012, which included $31,515,000 and $31,515,000 of mortgage-backed securities. Gross gains of $1,420,000 and $2,593,000 and gross losses of $0 and $(1,000) were realized on the sales for the three and six months ended June 30, 2012, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,836,648	$(87,735)	$46,765	$(10,269)	$2,883,413	$(98,004)
Obligations of states and political subdivisions	42,360	(1,993)	12,364	(2,982)	54,724	(4,975)
Other equity securities	10,519	(230)	75	—	10,594	(230)
	$2,889,527	$(89,958)	$59,204	$(13,251)	$2,948,731	$(103,209)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell such mortgage-backed securities, and will more than likely not be required to sell such securities before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $417,000 ($271,000, after tax) and $727,000 ($473,000, after tax) were recorded for the three and six months ended June 30, 2013. Impairment charges of $222,000 ($144,000, after tax) and $408,000 ($265,000, after tax) were recorded for the three and six months ended June 30, 2012. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended June 30, 2013 (Dollars in Thousands):

Balance at March 31, 2013	$10,742
Impairment charges recognized during period	417
Balance at June 30, 2013	$11,159

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the six months ended June 30, 2013 (Dollars in Thousands):

Balance at December 31, 2012	$10,432
Impairment charges recognized during period	727
Balance at June 30, 2013	$11,159

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended June 30, 2012 (Dollars in Thousands):

Balance at March 31, 2012	$9,579
Impairment charges recognized during period	222
Balance at June 30, 2012	$9,801

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the six months ended June 30, 2012 (Dollars in Thousands):

Balance at December 31, 2011	$9,393
Impairment charges recognized during period	408
Balance at June 30, 2012	$9,801

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2013, other borrowed funds totaled $752,458,000, an increase of .5% from $749,027,000 at December 31, 2012.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of June 30, 2013 and December 31, 2012, the principal amount of debentures outstanding totaled $190,726,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2013 and December 31, 2012, the total $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2013:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date(1)
	(In Thousands)

Trust VI	$25,774	Quarterly	3.73%	LIBOR + 3.45	November 2032	February 2008
Trust VII	10,310	Quarterly	3.52%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	25,774	Quarterly	3.33%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.90%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.92%	LIBOR + 1.65	February 2037	February 2012
Trust XI	32,990	Quarterly	1.90%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.72%	LIBOR + 1.45	September 2037	September 2012
	$190,726

(1) The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U. S. Treasury sold the Warrant to a third party.  As of June 30, 2013, none of the Warrant had been exercised.

The Company paid cash dividends to the common shareholders of $.20 per share on April 19, 2013 to all holders of record on April 1, 2013.  Cash dividends of $.20 per share were paid to common shareholders on April 20, and October 15, 2012 to all holders of record on April 2 and September 28, 2012, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on February 28, 2013, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of July 31, 2013, a total of 7,843,293 shares had been repurchased under all programs at a cost of $237,536,000.

Note 10 - Commitments and Contingent Liabilities

The Company is involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages.  The Company has determined, based on discussions with its counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position, results of operations or cash flows of the Company.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.65% and 10.86%, risk-weighted Tier 1 capital ratio of 19.58% and 19.65% and risk-weighted total capital ratio of  20.59% and 20.60% at June 30, 2013 and December 31, 2012, respectively.  The identified intangibles and goodwill of $288,056,000 as of June 30, 2013, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2013, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2012, included in the Company’s 2012 Form 10-K.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013, or any future period.

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

•                  The possible increase in required capital levels related to the implementation of capital rules of the federal banking agencies that address the Basel III capital standards.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 216 facilities and more than 320 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2013	December 31, 2012	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$11,596,913	$11,882,673	(2.4)%
Net loans	4,846,898	4,716,811	2.8
Deposits	8,193,724	8,287,213	(1.1)
Other borrowed funds	752,458	749,027.5
Junior subordinated deferrable interest debentures	190,726	190,726	—%
Shareholders’ equity	1,397,294	1,435,708	(2.7)%

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Interest income	$86,324	$93,683	(7.9)%	$173,434	$189,465	(8.5)%
Interest expense	13,700	20,040	(31.6)	28,178	40,705	(30.8)
Net interest income	72,624	73,643	(1.4)	145,256	148,760	(2.4)
Provision for probable loan losses	4,342	6,107	(28.9)	11,761	11,392	3.2
Non-interest income	46,705	40,819	14.4	99,957	83,996	19.0
Non-interest expense	73,714	72,091	2.3	154,575	140,234	10.2
Net income available to common shareholders	27,513	21,195	29.8	55,582	49,539	12.2
Per common share:
Basic	$.41	$.32	28.1%	$.83	$.74	12.2%
Diluted	.41	.31	32.3	.83	.74	12.2

Net Income

Net income available to common shareholders for the three months ended June 30, 2013 increased by 29.8% and net income available to common shareholders for the six months ended June 30, 2013 increased by 12.2% when compared to the same period in 2012.  Net income for the six months ended June 30, 2013 was positively affected by the repayment of the TARP funds in the fourth quarter of  2012 which eliminated the continued payment of dividends on the Senior Preferred Stock that had been held by the U.S. Treasury, as well as the sale of available-for-sale investment securities totaling $6.2 million, net of tax.  The securities sales were a result of the Company re-positioning a portion of the investment portfolio.  Net income for the same period was negatively impacted by a charge of $8.0 million, net of tax, as a result of the Company’s lead bank subsidiary’s early termination of a portion of its long-term repurchase agreements in order to help manage its long-term funding costs.  Net income was also negatively impacted by narrowing interest margins caused by slightly improving, but still low demand and declining yields in the bond markets coupled with lower levels of revenue on interchange fee income and overdraft programs due to regulatory changes.  Net income also continues to be negatively affected by the burden of increasing compliance costs arising from the Dodd-Frank Act and heightened regulatory oversight.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Interest income:
Loans, including fees	$64,617	$67,413	(4.1)%	$128,151	$135,736	(5.6)%
Investment securities:
Taxable	18,601	23,228	(19.9)	39,120	47,740	(18.1)
Tax-exempt	3,085	2,849	8.3	6,121	5,710	7.2
Other interest income	21	193	(89.1)	42	279	(84.9)

Total interest income	86,324	93,683	(7.9)	173,434	189,465	(8.5)

Interest expense:
Savings deposits	956	1,479	(35.4)	1,967	3,102	(36.6)
Time deposits	3,978	6,255	(36.4)	8,423	12,740	(33.9)
Securities sold under repurchase agreements	7,312	10,267	(28.8)	14,880	20,569	(27.7)
Other borrowings	289	138	109.4	579	346	67.3
Junior subordinated interest deferrable debentures	1,165	1,901	(38.7)	2,329	3,948	(41.0)

Total interest expense	13,700	20,040	(31.6)	28,178	40,705	(30.8)

Net interest income	$72,624	$73,643	(1.4)%	$145,256	$148,760	(2.4)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 39 for the June 30, 2013 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Service charges on deposit accounts	$23,507	$23,100	1.8%	$47,337	$45,853	3.2%
Other service charges, commissions and fees
Banking	10,052	9,424	6.7	20,035	19,488	2.8
Non-banking	1,515	1,682	(9.9)	2,576	2,933	(12.2)
Investment securities transactions, net	—	1,420	(100.0)	9,601	2,592	270.4
Other investments, net	8,635	2,647	226.2	15,632	7,781	100.9
Other income	2,996	2,546	17.7	4,776	5,349	(10.7)

Total non-interest income	$46,705	$40,819	14.4%	$99,957	$83,996	19.0%

Total non-interest income increased 19.0% for the six months ended June 30, 2013 from the same period of 2012.  Investment securities transactions increased for the six months ended June 30, 2013 primarily due to the sale of residential mortgage-backed securities as a result of the Company re-positioning of a portion of its investment portfolio.  Other investments income for the six months ended June 30, 2013 was positively impacted due to the sale of assets in a partnership where the holding company held an equity position resulting in income of $5.5 million.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Employee compensation and benefits	$30,764	$30,210	1.8%	$60,975	$59,611	2.3%
Occupancy	7,180	8,107	(11.4)	14,992	16,841	(11.0)
Depreciation of bank premises and equipment	6,619	6,790	(2.5)	13,244	13,717	(3.4)
Professional fees	3,952	4,171	(5.3)	7,675	7,541	1.8
Deposit insurance assessments	1,762	1,490	18.3	3,378	3,057	10.5
Net expense, other real estate owned	1,575	1,385	13.7	3,364	2,566	31.1
Amortization of identified intangible assets	1,158	1,163	(0.4)	2,295	2,300	(0.2)
Advertising	2,023	1,970	2.7	3,869	3,797	1.9
Early termination fee — securities sold under repurchase agreements	2,418	—	100	12,303	—	100
Impairment charges (Total other-than- temporary impairment losses, $(953), net of $(1,370), $(301), net of $(523), $15, net of $(712) and $1,349, net of $941 included in other comprehensive income)	417	222	87.8	727	408	78.2
Other	15,846	16,583	(4.4)	31,753	30,396	4.5

Total non-interest expense	$73,714	$72,091	2.3%	$154,575	$140,234	10.2%

Non-interest expense increased 2.3% for the three months ended June 30, 2013 and 10.2% for the six months ended June 30, 2013 compared to the same periods of 2012.  Non-interest expense was negatively impacted by a charge of $12.3 million recorded by the Company’s lead bank subsidiary.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 11.8% to $65,051,000 at June 30, 2013 from $58,193,000 at December 31, 2012.  The change is primarily driven by the addition of a specific reserve of approximately $10,000,000 on a previously identified impaired commercial loan that further deteriorated during the six months ended June 30, 2013, offset by a decrease in the general reserve due to the stability of general economic factors used in the calculation.  The provision for probable loan losses charged to expense increased 3.2% to $11,761,000 for the six months ended June 30, 2013 from $11,392,000 for the same period in 2012.  The allowance for probable loan losses was 1.3% and 1.2% of total loans at June 30, 2013 and December 31, 2012, respectively.

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

Loans

Net loans increased 2.8% to $4,846,898,000 at June 30, 2013, from $4,716,811,000 at December 31, 2012.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits decreased by 1.1% to $8,193,724,000 at June 30, 2013, from $8,287,213,000 at December 31, 2012.  The Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2013, the Company had $11,596,913,000 of consolidated assets, of which approximately $184,496,000, or 1.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $188,974,000, or 1.6%, at December 31, 2012.  Of the $184,496,000, 91.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 8.2% is secured by foreign real estate; and .4% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2013, shareholders’ equity was $1,397,294,000 compared to $1,435,708,000 at December 31, 2012, a decrease of $38,414,000, or 2.7%.  The decrease is primarily due to an increase in other comprehensive loss and the payment of cash dividends to shareholders, offset by the retention of earnings.

The Company had a leverage ratio of 11.65% and 10.86%, risk-weighted Tier 1 capital ratio of 19.58% and 19.65% and risk-weighted total capital ratio of 20.59% and 20.60% at June 30, 2013 and December 31, 2012, respectively.  The identified intangibles and goodwill of $288,056,000 as of June 30, 2013, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2013 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2013	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$360,687	$1,547,066	$3,035,998	$248,626	$5,192,377
Loans, net of non-accruals	3,692,111	219,444	260,213	665,594	4,837,362

Total earning assets	$4,052,798	$1,766,510	$3,296,211	$914,220	$10,029,739

Cumulative earning assets	$4,052,798	$5,819,308	$9,115,519	$10,029,739

Rate sensitive liabilities

Time deposits	$1,049,453	$1,382,529	$314,121	$132	$2,746,235
Other interest bearing deposits	2,833,768	—	—	—	2,833,768
Securities sold under repurchase agreements	392,998	19,378	612,695	—	1,025,071
Other borrowed funds	746,000	—	—	6,458	752,458
Junior subordinated deferrable interest debentures	190,726	—	—	—	190,726

Total interest bearing liabilities	$5,212,945	$1,401,907	$926,816	$6,590	$7,548,258

Cumulative sensitive liabilities	$5,212,945	$6,614,852	$7,541,668	$7,548,258

Repricing gap	$(1,160,147)	$364,603	$2,369,395	$907,630	$2,481,481
Cumulative repricing gap	(1,160,147)	(795,544)	1,573,851	2,481,481
Ratio of interest-sensitive assets to liabilities	.78	1.26	3.56	138.73	1.33
Ratio of cumulative, interest-sensitive assets to liabilities	.78	.88	1.21	1.33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2013, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2012 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on February 28, 2013, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of July 31, 2013, a total of 7,843,293 shares had been repurchased under all repurchase programs at a cost of $237,536,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April 1 — April 30, 2013	—	—	—	$40,000,000
May 1 — May 31, 2013	—	—	—	40,000,000
June 1 — June 30, 2013	—	—	—	40,000,000
	—	—	—

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

++  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 5, 2013	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 5, 2013	/s/ Imelda Navarro
Imelda Navarro
Treasurer