Form 10-Q
period 2013-09-30
INTERNATIONAL BANCSHARES CORP
filed 2013-11-06
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	67,204,987 shares outstanding at November 1, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
Assets

Cash and due from banks	$302,514	$283,100

Investment securities:
Held-to-maturity (Market value of $2,400 on September 30, 2013 and $2,400 on December 31, 2012)	2,400	2,400
Available-for-sale (Amortized cost of $5,470,103 on September 30, 2013 and $5,423,189 on December 31, 2012)	5,448,750	5,525,015

Total investment securities	5,451,150	5,527,415

Loans	5,052,161	4,775,004
Less allowance for probable loan losses	(67,829)	(58,193)

Net loans	4,984,332	4,716,811

Bank premises and equipment, net	492,375	481,287
Accrued interest receivable	28,983	31,034
Other investments	386,302	372,739
Identified intangible assets, net	4,368	7,819
Goodwill	282,532	282,532
Other assets	144,102	179,936

Total assets	$12,076,658	$11,882,673

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,651,632	$2,465,750
Savings and interest bearing demand	2,759,122	2,867,151
Time	2,702,052	2,954,312

Total deposits	8,112,806	8,287,213

Securities sold under repurchase agreements	1,001,137	1,129,679
Other borrowed funds	1,289,493	749,027
Junior subordinated deferrable interest debentures	190,726	190,726
Other liabilities	67,145	90,320

Total liabilities	10,661,307	10,446,965

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,736,255 shares on September 30, 2013 and 95,724,517 shares on December 31, 2012	95,736	95,725
Surplus	163,744	163,287
Retained earnings	1,428,057	1,369,543
Accumulated other comprehensive (loss) income (including $(5,991) and $(6,811) of comprehensive loss related to other- than-temporary impairment for non-credit related issues)	(13,677)	65,662
	1,673,860	1,694,217

Less cost of shares in treasury, 28,537,180 shares on September 30, 2013 and 28,537,180 December 31, 2012	(258,509)	(258,509)

Total shareholders’ equity	1,415,351	1,435,708

Total liabilities and shareholders’ equity	$12,076,658	$11,882,673

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest income:
Loans, including fees	$66,482	$67,254	$194,633	$202,990
Investment securities:
Taxable	21,821	23,388	60,941	71,128
Tax-exempt	3,318	2,972	9,439	8,682
Other interest income	29	161	71	440

Total interest income	91,650	93,775	265,084	283,240

Interest expense:
Savings deposits	885	1,074	2,852	4,176
Time deposits	3,644	5,910	12,067	18,650
Securities sold under repurchase agreements	7,162	8,811	22,042	29,380
Other borrowings	454	195	1,033	541
Junior subordinated interest deferrable debentures	862	1,430	3,191	5,378

Total interest expense	13,007	17,420	41,185	58,125

Net interest income	78,643	76,355	223,899	225,115

Provision for probable loan losses	5,800	5,349	17,561	16,741

Net interest income after provision for probable loan losses	72,843	71,006	206,338	208,374

Non-interest income:
Service charges on deposit accounts	25,026	23,748	72,363	69,601
Other service charges, commissions and fees
Banking	11,327	9,492	31,362	28,980
Non-banking	2,092	2,038	4,668	4,971
Investment securities transactions, net	—	32,935	9,601	35,527
Other investments, net	3,871	3,650	19,503	11,431
Other income	2,165	2,144	6,941	7,493

Total non-interest income	44,481	74,007	144,438	158,003

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Non-interest expense:
Employee compensation and benefits	$30,627	$30,541	$91,602	$90,152
Occupancy	7,604	8,032	22,596	24,873
Depreciation of bank premises and equipment	6,433	6,618	19,677	20,335
Professional fees	3,669	4,279	11,344	11,820
Deposit insurance assessments	1,683	2,289	5,061	5,346
Net expense, other real estate owned	1,360	3,065	4,724	5,631
Amortization of identified intangible assets	1,156	1,163	3,451	3,463
Advertising	1,795	1,713	5,664	5,510
Early termination fee — securities sold under repurchase agreements	—	31,550	12,303	31,550
Impairment charges (Total other-than-temporary impairment losses, $(13), net of $(560), $(402), net of $(641), $(27), net of $(1,273), and $947, net of $300, included in other comprehensive loss)	573	239	1,300	647
Other	15,327	16,955	47,080	47,351

Total non-interest expense	70,227	106,444	224,802	246,678

Income before income taxes	47,097	38,569	125,974	119,699

Provision for income taxes	15,271	12,691	38,566	37,584

Net income	31,826	25,878	87,408	82,115

Preferred stock dividends	—	3,845	—	10,543

Net income available to common shareholders	$31,826	$22,033	$87,408	$71,572

Basic earnings per common share:

Weighted average number of shares outstanding:	67,197,847	67,225,701	67,192,112	67,246,793
Net income	$.47	$.33	$1.30	$1.06

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,333,442	67,301,701	67,301,863	67,326,856
Net income	$.47	$.33	$1.30	$1.06

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$31,826	$25,878	$87,408	$82,115

Other comprehensive income, net of tax

Net unrealized holding gains (losses) on securities available for Sale arising during period (tax effects of $609, $10,897, $(39,816) and $11,292)	1,132	20,238	(73,943)	20,971
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $0, $(11,527), $(3,360)and $(12,434))	—	(21,408)	(6,241)	(23,093)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $201, $84, $455 and $226)	372	155	845	421
	1,504	(1,015)	(79,339)	(1,701)

Comprehensive income	$33,330	$24,863	$8,069	$80,414

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:

Net income	$87,408	$82,115

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	17,561	16,741
Specific reserve, other real estate owned	478	2,032
Depreciation of bank premises and equipment	19,677	20,335
Gain on sale of bank premises and equipment	(626)	(734)
Gain on sale of other real estate owned	(201)	(239)
Accretion of investment securities discounts	(2,844)	(2,346)
Amortization of investment securities premiums	35,666	20,290
Investment securities transactions, net	(9,601)	(35,527)
Impairment charges on available-for-sale investment securities	1,300	647
Amortization of identified intangible assets	3,451	3,463
Stock based compensation expense	322	366
Earnings from affiliates and other investments	(16,085)	(8,836)
Deferred tax (benefit) expense	(2,325)	2,267
Decrease in accrued interest receivable	2,051	1,516
Net decrease (increase) in other assets	16,624	(271)
Net increase in other liabilities	7,535	16,793

Net cash provided by operating activities	160,391	118,612

Investing activities:

Proceeds from maturities of held-to-maturity securities	—	1,125
Proceeds from sales and calls of available for sale securities	178,124	1,279,963
Purchases of available for sale securities	(1,274,574)	(2,383,774)
Principal collected on mortgage-backed securities	1,025,015	955,550
Net (increase) decrease in loans	(285,453)	86,501
Purchases of other investments	(1,637)	(2,956)
Distributions received on other investments	4,159	8,845
Purchases of bank premises and equipment	(30,792)	(23,650)
Proceeds from sales of other real estate owned	19,303	25,643
Proceeds from sale of bank premises and equipment	653	3,795

Net cash used in investing activities	(365,202)	(48,958)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012

Financing activities:

Net increase in non-interest bearing demand deposits	$185,882	$182,477
Net decrease in savings and interest bearing demand deposits	(108,029)	(22,938)
Net decrease in time deposits	(252,260)	(114,460)
Net decrease in securities sold under repurchase agreements	(128,542)	(175,017)
Net increase in other borrowed funds	540,466	120,900
Purchase of treasury stock	—	(1,092)
Redemption of senior preferred shares	—	(40,000)
Proceeds from stock transactions	146	43
Payments of dividends on common stock	(13,438)	(13,450)
Payments of dividends on preferred stock	—	(7,911)

Net cash provided by (used in) financing activities	224,225	(71,448)

Increase (decrease) in cash and cash equivalents	19,414	(1,794)

Cash and cash equivalents at beginning of period	283,100	261,885

Cash and cash equivalents at end of period	$302,514	$260,091

Supplemental cash flow information:
Interest paid	$43,405	$60,651
Income taxes paid	45,480	22,271
Non-cash investing and financing activities:
Accrued dividends, preferred shares	—	1,100
Dividends declared, not yet paid on common stock	15,456	13,445
Net transfer from loans to other real estate owned	(371)	55,694
Purchases of available-for-sale securities not yet settled	—	442,240

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
		Quoted Prices
	Assets/Liabilities	in Active
	Measured at Fair	Markets for	Significant Other	Significant
	Value	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,172,186	$—	$5,143,187	$28,999
States and political subdivisions	247,731	—	247,731	—
Other	28,833	28,833	—	—
Total	$5,448,750	$28,833	$5,390,918	$28,999

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
		Quoted Prices
		in Active
	Assets/Liabilities	Markets for	Significant Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,265,204	$—	$5,232,344	$32,860
States and political subdivisions	238,675	—	238,675	—
Other	21,136	21,136	—	—
Total	$5,525,015	$21,136	$5,471,019	$32,860

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

Assumptions used in the discounted cash flow model as of September 30, 2013 and December 31, 2012 were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2012	$32,860
Principal paydowns	(3,833)
Total unrealized gains (losses) included in:
Other comprehensive loss	1,272
Impairment realized in earnings	(1,300)

Balance at September 30, 2013	$28,999

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents assets measured at fair value on a non-recurring basis as of and for the period ended September 30, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
		Quoted			Net Provision
		Prices in			During
	Assets/Liabilities	Active	Significant		Period
	Measured at Fair	Markets for	Other	Significant	Nine Months
	Value	Identical	Observable	Unobservable	ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013

Measured on a non-recurring basis:
Assets:
Impaired loans	$29,159	$—	$—	$29,159	$11,048
Other real estate owned	11,656	—	—	11,656	478

The following table represents assets measured at fair value on a non-recurring basis as of and for the year ended December 31, 2012 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
					Net
		Quoted			Provision
		Prices in			During
	Assets/Liabilities	Active	Significant		Period
	Measured at Fair	Markets for	Other	Significant	Twelve
	Value	Identical	Observable	Unobservable	Months ended
	December 31,	Assets	Inputs	Inputs	December 31,
	2012	(Level 1)	(Level 2)	(Level 3)	2012

Measured on a non-recurring basis:
Assets:
Impaired loans	$11,981	$—	$—	$11,981	$295
Other real estate owned	18,749	—	—	18,749	—

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   The fair value of impaired loans is based on the fair value of the collateral, as determined through an appraisal process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice.  Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  New or updated appraisals may be obtained as warranted after evaluation of any material deterioration in the performance of the project, the conditions for the geographic area where the property is located, the property type, differences between the current property conditions and the conditions assumed in prior appraisals or evaluations, or changes in project specifications.  All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for probable loan losses based upon the fair value of the underlying collateral.  As of September 30, 2013, the Company had $87,914,000 of impaired commercial collateral dependent loans, of which $70,548,000 had an appraisal or evaluation performed within the last twelve months.  As of December 31, 2012, the Company had $73,646,000 of impaired commercial collateral dependent loans, of which $48,856,000 had an appraisal or evaluation performed within the last twelve months.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, respectively the Company recorded $237,000 and $10,450,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively, the Company recorded $ 478,000 and $0 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2013 and December 31, 2012 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At September 30, 2013, and December 31, 2012, the carrying amount of fixed rate performing loans was $1,207,154,000 and $1,189,585,000 respectively, and the estimated fair value was $1,152,663,000 and $1,126,228,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2013 and December 31, 2012.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.    At September 30, 2013 and December 31, 2012, the carrying amount of time deposits was $2,702,052,000 and $2,954,312,000, respectively, and the estimated fair value was $2,695,908,000 and $2,962,190,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2013 and December 31, 2012.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At September 30, 2013 and December 31, 2012, respectively, the carrying amount of long-term repurchase agreements was $710,000,000 and $800,000,000 and the estimated fair value was $799,005,000 and $932,007,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2013 and December 31, 2012.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2013 and December 31, 2012.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At September 30, 2013 and December 31, 2012, the carrying amount of the long-term FHLB borrowings was $8,993,000, and $6,527,000, respectively, and the estimated fair value was $8,993,000 and $7,073,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,841,022	$2,525,380
Real estate — mortgage	837,326	838,467
Real estate — construction	1,119,342	1,147,669
Consumer	67,422	74,514
Foreign	187,049	188,974

Total loans	$5,052,161	$4,775,004

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

The Company’s management continually reviews the allowance for loan losses of the bank subsidiaries using the amounts determined from the allowances established on specific impaired loans, the allowance established on quantitative historical loss percentages, and the allowance based on qualitative data to establish an appropriate amount to maintain in the Company’s allowance for loan losses.  Should any of the factors considered by management in evaluating the adequacy of the allowance for probable loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for probable loan losses.  While the calculation of the allowance for probable loan losses utilizes management’s best judgment and all information available, the adequacy of the allowance is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.

The loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the credit quality committee to determine if a loan has any potential problems and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the Company’s loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company will determine if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Quarter ended September 30, 2013
	Domestic							Foreign
		Commercial
		real estate:
		other	Commercial
		construction &	real estate:	Commercial
		land	farmland &	real estate:	Residential:	Residential:
	Commercial	development	commercial	multifamily	first lien	junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$20,676	$11,624	$22,383	$623	$3,855	$4,047	$797	$1,046	$65,051
Losses charge to allowance	(3,540)	(2)	—	—	(22)	(149)	(130)	(2)	(3,845)
Recoveries credited to allowance	658	10	9	—	45	80	21	—	823
Net losses charged to allowance	(2,882)	8	9	—	23	(69)	(109)	(2)	(3,022)

Provision (credit) charged to operations	3,370	(10)	1,549	112	186	404	124	65	5,800

Balance at September 30,	$21,164	$11,622	$23,941	$735	$4,064	$4,382	$812	$1,109	$67,829

	Quarter ended September 30, 2012
	Domestic							Foreign
		Commercial real estate: other construction & land	Commercial real estate: farmland &	Commercial real estate:	Residential:	Residential:
	Commercial	development	commercial	multifamily	first lien	junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$24,688	$13,242	$20,551	$803	$3,987	$4,410	$1,476	$1,221	$70,378
Losses charge to allowance	(3,521)	(3)	(1)	—	(63)	(282)	(159)	(7)	(4,036)
Recoveries credited to allowance	821	13	32	—	4	62	58	—	990
Net losses charged to allowance	(2,700)	10	31	—	(59)	(220)	(101)	(7)	(3,046)

Provision (credit) charged to operations	3,312	44	1,138	(27)	272	626	31	(47)	5,349

Balance at September 30,	$25,300	$13,296	$21,720	$776	$4,200	$4,816	$1,406	$1,167	$72,681

	Nine Months Ended September 30, 2013
	Domestic							Foreign
		Commercial real estate: other construction & land	Commercial real estate: farmland &	Commercial real estate:	Residential:	Residential:
	Commercial	development	commercial	multifamily	first lien	junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$11,632	$12,720	$21,880	$694	$4,390	$4,448	$1,289	$1,140	$58,193
Losses charge to allowance	(8,866)	(250)	(61)	—	(221)	(544)	(446)	(22)	(10,410)
Recoveries credited to allowance	1,909	36	150	—	54	204	127	5	2,485
Net losses charged to allowance	(6,957)	(214)	89	—	(167)	(340)	(319)	(17)	(7,925)

Provision (credit) charged to operations	16,489	(884)	1,972	41	(159)	274	(158)	(14)	17,561

Balance at September 30,	$21,164	$11,622	$23,941	$735	$4,064	$4,382	$812	$1,109	$67,829

	Nine Months Ended September 30, 2012
	Domestic							Foreign
		Commercial real estate: other construction & land	Commercial real estate: farmland &	Commercial real estate:	Residential:	Residential:
	Commercial	development	commercial	multifamily	first lien	junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$26,617	$19,940	$24,227	$1,003	$4,562	$4,760	$1,724	$1,359	$84,192
Losses charge to allowance	(10,009)	(7,574)	(12,477)	—	(129)	(993)	(595)	(12)	(31,789)
Recoveries credited to allowance	2,823	225	163	—	7	168	151	—	3,537
Net losses charged to allowance	(7,186)	(7,349)	(12,314)	—	(122)	(825)	(444)	(12)	(28,252)

Provision (credit) charged to operations	5,869	705	9,807	(227)	(240)	881	126	(180)	16,741

Balance at September 30,	$25,300	$13,296	$21,720	$776	$4,200	$4,816	$1,406	$1,167	$72,681

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$35,231	$10,741	$982,923	$10,423
Commercial real estate: other construction & land development	36,304	852	1,083,038	10,770
Commercial real estate: farmland & commercial	17,038	3,404	1,705,918	20,537
Commercial real estate: multifamily	314	—	99,598	735
Residential: first lien	4,984	—	438,905	4,064
Residential: junior lien	3,219	—	390,218	4,382
Consumer	1,481	—	65,941	812
Foreign	455	—	186,594	1,109

Total	$99,026	$14,997	$4,953,135	$52,832

	December 31, 2012
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$32,768	$1,477	$736,342	$10,155
Commercial real estate: other construction & land development	28,660	539	1,119,009	12,181
Commercial real estate: farmland & commercial	13,945	2,730	1,659,377	19,150
Commercial real estate: multifamily	353	—	82,595	694
Residential: first lien	3,656	—	453,075	4,390
Residential: junior lien	1,850	—	379,886	4,448
Consumer	1,326	—	73,188	1,289
Foreign	447	—	188,527	1,140

Total	$83,005	$4,746	$4,691,999	$53,447

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)

Domestic
Commercial	$34,450	$31,929
Commercial real estate: other construction & land development	34,053	26,410
Commercial real estate: farmland & commercial	14,775	11,681
Commercial real estate: multifamily	314	353
Residential: first lien	1,234	1,175
Residential: junior lien	1,576	175
Consumer	37	45
Foreign	13	—

Total non-accrual loans	$86,452	$71,768

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

The following tables detail key information regarding the Company’s impaired loans by loan class at September 30, 2013 and December 31, 2012:

	September 30, 2013
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,880	$17,880	$10,741	$17,884	$9	$17,898	$29
Commercial real estate: other construction & land development	6,819	6,825	852	6,821	—	5,804	—
Commercial real estate: farmland & commercial	7,751	11,133	3,404	7,771	23	7,034	69
Total impaired loans with related allowance	$32,450	$35,838	$14,997	$32,476	$32	$30,736	$98

	September 30, 2013
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,351	$17,993	$17,238	$—	$16,915	$—
Commercial real estate: other construction & land development	29,485	29,542	22,414	17	20,788	53
Commercial real estate: farmland & commercial	9,287	10,289	8,775	—	6,787	—
Commercial real estate: multifamily	314	314	316	—	330	—
Residential: first lien	4,984	5,117	4,878	45	4,441	117
Residential: junior lien	3,219	3,238	2,731	25	2,059	74
Consumer	1,481	1,486	1,458	—	1,313	—
Foreign	455	457	457	5	456	14
Total impaired loans with no related allowance	$66,576	$68,436	$58,267	$92	$53,089	$258

	December 31, 2012
				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$1,633	$1,679	$1,477	$21,126	$39
Commercial real estate: other construction & land development	3,671	3,671	539	6,608	—
Commercial real estate: farmland & commercial	6,678	9,923	2,730	7,342	92
Total impaired loans with related allowance	$11,982	$15,273	$4,746	$35,076	$131

	December 31, 2012
			Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$31,135	$31,170	$2,996	$4
Commercial real estate: other construction & land development	24,989	25,160	39,449	141
Commercial real estate: farmland & commercial	7,267	9,340	16,536	8
Commercial real estate: multifamily	353	353	381	—
Residential: first lien	3,656	3,984	2,876	60
Residential: junior lien	1,850	1,944	1,939	104
Consumer	1,326	1,330	1,193	—
Foreign	447	447	166	6
Total impaired loans with no related allowance	$71,023	$73,728	$65,536	$323

The following tables detail key information regarding the Company’s average recorded investment in impaired loans and interest recognized on impaired loans by loan class at September 30, 2012:

	September 30, 2012
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$22,729	$10	$22,517	$29
Commercial real estate: other construction & land development	3,671	—	23,479	—
Commercial real estate: farmland & commercial	7,117	23	11,518	69
Residential: first lien	198	—	202	—
Total impaired loans with related allowance	$33,715	$33	$57,716	$98

	September 30, 2012
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$840	$1	$538	$3
Commercial real estate: other construction & land development	26,689	23	27,632	122
Commercial real estate: farmland & commercial	14,069	—	14,850	8
Commercial real estate: multifamily	374	—	388	—
Residential: first lien	2,957	15	2,485	31
Residential: junior lien	1,836	25	1,958	79
Consumer	1,271	—	1,149	—
Foreign	92	—	61	1
Total impaired loans with no related allowance	$48,128	$64	$49,061	$244

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

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are improving and better positioned to recover than many other areas of the country.  Loans accounted for as “troubled debt restructuring,” which are included in impaired loans, were not significant and totaled $20,275,000 and $29,395,000 as of September 30, 2013 and December 31, 2012, respectively.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2013 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at September 30, 2013 and December 31, 2012:

	September 30, 2013
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,319	$1,054	$35,379	$1,227	$40,752	$977,402	$1,018,154
Commercial real estate: other construction & land development	1,916	292	32,593	38	34,801	1,084,541	1,119,342
Commercial real estate: farmland & commercial	7,436	297	9,122	1,728	16,855	1,706,101	1,722,956
Commercial real estate: multifamily	418	—	314	—	732	99,180	99,912
Residential: first lien	6,538	3,060	8,612	7,751	18,210	425,679	443,889
Residential: junior lien	1,060	175	1,758	216	2,993	390,444	393,437
Consumer	1,615	385	708	685	2,708	64,714	67,422
Foreign	1,912	148	215	202	2,275	184,774	187,049
Total past due loans	$25,214	$5,411	$88,701	$11,847	$119,326	$4,932,835	$5,052,161

	December 31, 2012
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,393	$471	$3,386	$2,689	$8,250	$760,860	$769,110
Commercial real estate: other construction & land development	1,107	2,300	24,225	497	27,632	1,120,037	1,147,669
Commercial real estate: farmland & commercial	3,127	21,272	2,310	929	26,709	1,646,613	1,673,322
Commercial real estate: multifamily	685	—	353	—	1,038	81,910	82,948
Residential: first lien	4,305	2,510	10,645	9,657	17,460	439,271	456,731
Residential: junior lien	2,035	410	259	115	2,704	379,032	381,736
Consumer	1,598	404	915	882	2,917	71,597	74,514
Foreign	2,257	1,005	264	264	3,526	185,448	188,974
Total past due loans	$19,507	$28,372	$42,357	$15,033	$90,236	$4,684,768	$4,775,004

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2013 and December 31, 2012 is as follows:

		September 30, 2013
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$911,393	$8,244	$16,623	$46,663	$35,231
Commercial real estate: other construction & land development	1,044,439	25,064	9,164	4,371	36,304
Commercial real estate: farmland & commercial	1,558,965	101,674	19,698	25,581	17,038
Commercial real estate: multifamily	99,598	—	—	—	314
Residential: first lien	433,944	119	—	4,842	4,984
Residential: junior lien	389,920	—	—	298	3,219
Consumer	65,937	—	—	4	1,481
Foreign	183,900	2,080	—	614	455
Total	$4,688,096	$137,181	$45,485	$82,373	$99,026

		December 31,2012
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$675,263	$4,278	$16,535	$40,266	$32,768
Commercial real estate: other construction & land development	1,038,749	55,079	2,614	22,567	28,660
Commercial real estate: farmland & commercial	1,486,572	109,144	46,316	17,345	13,945
Commercial real estate: multifamily	82,542	—	53	—	353
Residential: first lien	446,218	519	—	6,338	3,656
Residential: junior lien	378,000	77	309	1,500	1,850
Consumer	73,188	—	—	—	1,326
Foreign	188,499	—	28	—	447
Total	$4,369,031	$169,097	$65,855	$88,016	$83,005

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2013, 749,000 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the nine months ended September 30, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2012	794,877	$19.03
Plus: Options granted	8,500	21.33
Less:
Options exercised	11,738	12.36
Options expired	22,343	23.50
Options forfeited	20,600	17.88
Options outstanding at September 30, 2013	748,969	19.06	3.18	$3,386

Options fully vested and exercisable at September 30, 2013	426,476	22.74	1.34	991

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2013 was approximately $101,000 and $322,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2012 was approximately $113,000 and $366,000, respectively.  As of September 30, 2013, there was approximately $900,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.85 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2013 are as follows:

	Held to Maturity
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$5,197,331	$70,436	$(95,581)	$5,172,186	$5,172,186
Obligations of states and political subdivisions	244,697	9,758	(6,724)	247,731	247,731
Equity securities	28,075	1,041	(283)	28,833	28,833
Total investment securities	$5,470,103	$81,235	$(102,588)	$5,448,750	$5,448,750

(1)         Included in the carrying value of residential mortgage-backed securities are $1,894,858 of mortgage-backed securities issued by Ginnie Mae, $3,248,329 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $28,999  issued by non-government entities

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

(1)         Included in the carrying value of residential mortgage-backed securities are $2,035,742 of mortgage-backed securities issued by Ginnie Mae, $3,196,602 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $32,860  issued by non-government entities

The amortized cost and estimated fair value of investment securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
	(Dollars in Thousands)
Due in one year or less	$1,325	$1,325	$—	$—
Due after one year through five years	1,075	1,075	—	—
Due after five years through ten years	—	—	697	744
Due after ten years	—	—	244,000	246,987
Residential mortgage-backed securities	—	—	5,197,331	5,172,186
Equity securities	—	—	28,075	28,833
Total investment securities	$2,400	$2,400	$5,470,103	$5,448,750

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,070,772,000 and $2,106,076,000 at September 30, 2013.

Proceeds from the sale of securities available-for-sale were $0 and $178,124,000 for the three and nine months ended September 30, 2013, which included $0 and $177,623,000 of mortgage-backed securities. Gross gains of $0 and $9,601,000 and gross losses of $0 and $0 were realized on the sales for the three and nine months ended September 30, 2013, respectively.  Proceeds from the sale of securities available-for-sale were $1,207,581,000 and $1,279,963,000 for the three and nine months ended September 30, 2012, which included $1,205,556,000 and $1,237,071,000 of mortgage-backed securities. Gross gains of $32,935,000 and $35,528,000 and gross losses of $0 and $(1,000) were realized on the sales for the three and nine months ended September 30, 2012, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,599,415	$(84,205)	$94,376	$(11,376)	$2,693,791	$(95,581)
Obligations of states and political subdivisions	51,800	(2,859)	12,044	(3,865)	63,844	(6,724)
Other equity securities	10,470	(279)	71	(4)	10,541	(283)
	$2,661,685	$(87,343)	$106,491	$(15,245)	$2,768,176	$(102,588)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  Investments in mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell such mortgage-backed securities, and will more than likely not be required to sell such securities before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $573,000 ($372,000, after tax) and $1,300,000 ($845,000, after tax) were recorded for the three and nine months ended September 30, 2013. Impairment charges of $239,000 ($155,000, after tax) and $647,000 ($421,000, after tax) were recorded for the three and nine months ended September 30, 2012. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended September 30, 2013 (Dollars in Thousands):

Balance at June 30, 2013	$11,159
Impairment charges recognized during period	573
Balance at September 30, 2013	$11,732

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the nine months ended September 30, 2013 (Dollars in Thousands):

Balance at December 31, 2012	$10,432
Impairment charges recognized during period	1,300
Balance at September 30, 2013	$11,732

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended September 30, 2012 (Dollars in Thousands):

Balance at June 30, 2012	$9,801
Impairment charges recognized during period	239
Balance at September 30, 2012	$10,040

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the nine months ended September 30, 2012 (Dollars in Thousands):

Balance at December 31, 2011	$9,393
Impairment charges recognized during period	647
Balance at September 30, 2012	$10,040

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2013, other borrowed funds totaled $1,289,493,000, an increase of 72.2% from $749,027,000 at December 31, 2012.  The increase in other borrowed funds is a result of purchases of available-for-sale securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of September 30, 2013 and December 31, 2012, the principal amount of debentures outstanding totaled $190,726,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At September 30, 2013 and December 31, 2012, the total $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2013:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date(1)
	(In Thousands)

Trust VI	$25,774	Quarterly	3.71%	LIBOR + 3.45	November 2032	February 2008
Trust VII	10,310	Quarterly	3.52%	LIBOR + 3.25	April 2033	April 2008
Trust VIII	25,774	Quarterly	3.32%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.89%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.92%	LIBOR + 1.65	February 2037	February 2012
Trust XI	32,990	Quarterly	1.89%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.71%	LIBOR + 1.45	September 2037	September 2012
	$190,726

(1) The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U. S. Treasury sold the Warrant to a third party.  As of September 30, 2013, none of the Warrant had been exercised.

The Company paid cash dividends to the common shareholders of $.20 per share on April 19, 2013 to all holders of record on April 1, 2013 and $.23 per share on October 15, 2013 to all holders of record on September 30, 2013.  Cash dividends of $.20 per share were paid to common shareholders on April 20, and October 15, 2012 to all holders of record on April 2 and September 28, 2012, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on February 28, 2013, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 1, 2013, a total of 7,843,293 shares had been repurchased under all programs at a cost of $237,536,000.

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

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.53% and 10.86%, risk-weighted Tier 1 capital ratio of 19.37% and 19.65% and risk-weighted total capital ratio of 20.40% and 20.60% at September 30, 2013 and December 31, 2012, respectively.  The identified intangibles and goodwill of $286,900,000 as of September 30, 2013, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2013, the total of $190,726,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2012, included in the Company’s 2012 Form 10-K.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward-looking statements include, among others, the following possibilities:

•                  Government intervention in the U.S. financial system, and the free enterprise system in general.

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

•                  The Company relies, in part, on external financing to fund the Company’s operations from the FHLB, the Fed and other sources and the unavailability of such funding sources in the future could adversely impact the Company’s growth strategy, prospects and performance.

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

•                  The possible increase in required capital and liquidity levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 216 facilities and more than 315 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2013	December 31, 2012	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,076,658	$11,882,673	1.6%
Net loans	4,984,332	4,716,811	5.7
Deposits	8,112,806	8,287,213	(2.1)
Other borrowed funds	1,289,493	749,027	72.2
Junior subordinated deferrable interest debentures	190,726	190,726	—
Shareholders’ equity	1,415,351	1,435,708	(1.4)%

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Interest income	$91,650	$93,775	(2.3)%	$265,084	$283,240	(6.4)%
Interest expense	13,007	17,420	(25.3)	41,185	58,125	(29.1)
Net interest income	78,643	76,355	3.0	223,899	225,115	(.5)
Provision for probable loan losses	5,800	5,349	8.4	17,561	16,741	4.9
Non-interest income	44,481	74,007	(39.9)	144,438	158,003	(8.6)
Non-interest expense	70,227	106,444	(34.0)	224,802	246,678	(8.9)
Net income available to common shareholders	31,826	22,033	44.4	87,408	71,572	22.1

Per common share:
Basic	$.47	$.33	42.4%	$1.30	$1.06	22.6%
Diluted	.47	.33	42.4	1.30	1.06	22.6

Net Income

Net income available to common shareholders for the three months ended September 30, 2013 increased by 44.4% and net income available to common shareholders for the nine months ended September 30, 2013 increased by 22.1% when compared to the same period in 2012.  Net income for the nine months ended September 30, 2013 was positively affected by the repayment of the TARP funds in the fourth quarter of 2012 which eliminated the continued payment of dividends on the Senior Preferred Stock that had been held by the U.S. Treasury, as well as the sale of available-for-sale investment securities totaling $6.2 million, net of tax.  The securities sales were a result of the Company re-positioning a portion of the investment portfolio.  Net income for the same period was negatively impacted by a charge of $8.0 million, net of tax, as a result of the Company’s lead bank subsidiary’s early termination of a portion of its long-term repurchase agreements in order to help manage its long-term funding costs.  Net income was also negatively impacted by narrowing interest margins caused by slow loan demand, although loan demand is slightly improving, and declining yields in the bond markets.  Net income also continues to be negatively affected by the burden of increasing compliance costs arising from the Dodd-Frank Act and heightened regulatory oversight.

Net Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Interest income:
Loans, including fees	$66,482	$67,254	(1.1)%	$194,633	$202,990	(4.1)%
Investment securities:
Taxable	21,821	23,388	(6.7)	60,941	71,128	(14.3)
Tax-exempt	3,318	2,972	11.6	9,439	8,682	8.7
Other interest income	29	161	(82.0)	71	440	(83.9)

Total interest income	91,650	93,775	(2.3)	265,084	283,240	(6.4)

Interest expense:
Savings deposits	885	1,074	(17.6)	2,852	4,176	(31.7)
Time deposits	3,644	5,910	(38.3)	12,067	18,650	(35.3)
Securities sold under repurchase agreements	7,162	8,811	(18.7)	22,042	29,380	(25.0)
Other borrowings	454	195	132.8	1,033	541	90.9
Junior subordinated interest deferrable debentures	862	1,430	(39.7)	3,191	5,378	(40.7)

Total interest expense	13,007	17,420	(25.3)	41,185	58,125	(29.1)

Net interest income	$78,643	$76,355	3.0%	$223,899	$225,115	(.5)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 41 for the September 30, 2013 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Service charges on deposit accounts	$25,026	$23,748	5.4%	$72,363	$69,601	4.0%
Other service charges, commissions and fees
Banking	11,327	9,492	19.3	31,362	28,980	8.2
Non-banking	2,092	2,038	2.6	4,668	4,971	(6.1)
Investment securities transactions, net	—	32,935	(100.0)	9,601	35,527	(73.0)
Other investments, net	3,871	3,650	6.1	19,503	11,431	70.6
Other income	2,165	2,144	1.0	6,941	7,493	(7.4)

Total non-interest income	$44,481	$74,007	(39.9)%	$144,438	$158,003	(8.6)%

Total non-interest income decreased 8.6% for the nine months ended September 30, 2013 from the same period of 2012.  Investment securities transactions increased for the nine months ended September 30, 2013 primarily due to the sale of residential mortgage-backed securities as a result of the Company re-positioning of a portion of its investment portfolio.  Other investments income for the nine months ended September 30, 2013 was positively impacted due to the sale of assets in a partnership where the holding company held an equity position resulting in income of $5.5 million.

Non-Interest Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(in Thousands)		Increase	(in Thousands)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Employee compensation and benefits	$30,627	$30,541.3%		$91,602	$90,152	1.6%
Occupancy	7,604	8,032	(5.3)	22,596	24,873	(9.2)
Depreciation of bank premises and equipment	6,433	6,618	(2.8)	19,677	20,335	(3.2)
Professional fees	3,669	4,279	(14.3)	11,344	11,820	(4.0)
Deposit insurance assessments	1,683	2,289	(26.5)	5,061	5,346	(5.3)
Net expense, other real estate owned	1,360	3,065	(55.6)	4,724	5,631	(16.1)
Amortization of identified intangible assets	1,156	1,163	(0.6)	3,451	3,463	(.3)
Advertising	1,795	1,713	4.8	5,664	5,510	2.8
Early termination fee — securities sold under repurchase agreements	—	31,550	(100)	12,303	31,550	(61.0)
Impairment charges (Total other-than- temporary impairment losses, $(13), net of $(560), $(402), net of $(641), $(27), net of $(1,273) and $947, net of $300 included in other comprehensive income)	573	239	139.7	1,300	647	100.9
Other	15,327	16,955	(9.6)	47,080	47,351	(.6)

Total non-interest expense	$70,227	$106,444	(34.0)%	$224,802	$246,678	(8.9)%

Non-interest expense decreased 34.0% for the three months ended September 30, 2013 and 8.9% for the nine months ended September 30, 2013 compared to the same periods of 2012.  Non-interest expense for the nine months ended September 30, 2013 was negatively impacted by a charge of $12.3 million recorded by the Company’s lead bank subsidiary.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 16.6% to $67,829,000 at September 30, 2013 from $58,193,000 at December 31, 2012.  The change is primarily driven by the addition of a specific reserve of approximately $10,000,000 on a previously identified impaired commercial loan that further deteriorated during the nine months ended September 30, 2013, offset by a decrease in the general reserve due to the stability of general economic factors used in the calculation.  The provision for probable loan losses charged to expense increased 4.9% to $17,561,000 for the nine months ended September 30, 2013 from $16,741,000 for the same period in 2012.  The allowance for probable loan losses was 1.3% and 1.2% of total loans at September 30, 2013 and December 31, 2012, respectively.

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

Loans

Net loans increased 5.7% to $4,984,332,000 at September 30, 2013, from $4,716,811,000 at December 31, 2012.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits decreased by 2.1% to $8,112,806,000 at September 30, 2013, from $8,287,213,000 at December 31, 2012.  The Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Other Borrowed Funds

Other borrowed funds increased by 72.2% to $1,289,493,000 at September 30, 2013, from $749,027,000 at December 31, 2012.  The increase in other borrowed funds is a result of purchases of available-for-sale securities.

Foreign Operations

On September 30, 2013, the Company had $12,076,658,000 of consolidated assets, of which approximately $187,049,000, or 1.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $188,974,000, or 1.6%, at December 31, 2012.  Of the $187,049,000, 91.1 % is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 8.4% is secured by foreign real estate; and .5% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2013, shareholders’ equity was $1,415,351,000 compared to $1,435,708,000 at December 31, 2012, a decrease of $20,358,000, or 1.4%.  The decrease is primarily due to an increase in other comprehensive loss and the payment of cash dividends to shareholders, offset by the retention of earnings.

The Company had a leverage ratio of 11.53% and 10.86%, risk-weighted Tier 1 capital ratio of 19.37% and 19.65% and risk-weighted total capital ratio of 20.40% and 20.60% at September 30, 2013 and December 31, 2012, respectively.  The identified intangibles and goodwill of $286,900,000 as of September 30, 2013, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2013 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2013	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$415,509	$1,484,748	$3,303,162	$247,731	$5,451,150
Loans, net of non-accruals	3,797,996	226,747	261,371	679,595	4,965,709

Total earning assets	$4,213,505	$1,711,495	$3,564,533	$927,326	$10,416,859

Cumulative earning assets	$4,213,505	$5,925,000	$9,489,533	$10,416,859

Rate sensitive liabilities

Time deposits	$1,133,718	$1,266,363	$301,915	$56	$2,702,052
Other interest bearing deposits	2,759,122	—	—	—	2,759,122
Securities sold under repurchase agreements	358,856	31,265	611,016	—	1,001,137
Other borrowed funds	1,280,500	—	—	8,993	1,289,493
Junior subordinated deferrable interest debentures	190,726	—	—	—	190,726

Total interest bearing liabilities	$5,722,922	$1,297,628	$912,931	$9,049	$7,942,530

Cumulative sensitive liabilities	$5,722,922	$7,020,550	$7,933,481	$7,942,530

Repricing gap	$(1,509,417)	$413,867	$2,651,602	$918,277	$2,474,329
Cumulative repricing gap	(1,509,417)	(1,095,550)	1,556,052	2,474,329
Ratio of interest-sensitive assets to liabilities	.74	1.32	3.90	102.48	1.31
Ratio of cumulative, interest- sensitive assets to liabilities	.74	.84	1.20	1.31

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2013, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2012 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on February 28, 2013, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2013, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 1, 2013, a total of 7,843,293 shares had been repurchased under all repurchase programs at a cost of $237,536,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans; however, during the term of a 10b5-1 Plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 Plan’s trading instructions are met.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 — July 31, 2013	—	—	—	$40,000,000
August 1 — August 31, 2013	—	—	—	40,000,000
September 1 — September 30, 2013	—	—	—	40,000,000
	—	—	—

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 6, 2013	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 6, 2013	/s/ Imelda Navarro
Imelda Navarro
Treasurer