Form 10-K
period 2013-12-31
INTERNATIONAL BANCSHARES CORP
filed 2014-02-24
CIK 315709

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-09439

INTERNATIONAL BANCSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other jurisdiction of Incorporation or organization)	74-2157138 (I.R.S. Employer Identification No.)
1200 San Bernardo Avenue Laredo, Texas 78042 - 1359 (Address of principal executive office and Zip Code)	(956) 722-7611 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2013 was $1,501,098,000 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

         As of February 19, 2014, there were 67,208,261 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2013 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders (in Part III).

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

  •
  The Company relies, in part, on external financing to fund the Company's operations from the FHLB, the Fed and other sources and the unavailability of such funds in the future could adversely impact the Company's growth strategy, prospects and performance.

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

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through main banking and branch facilities located in communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2013 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

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

        The Company also has five direct non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company and (v) Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas. The Company owns a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities. The Company also owns a controlling interest in four merchant banking entities.

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee and the Company's Excessive or Luxury Expenditure Policy. The Company's website will also include the Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of automated teller machines, and through their 211 facilities situated in retail locations, shopping malls and other convenient locations. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "BIZ RITE CHECKING," "GOT YOU COVERED," "FREE BEE," "IT'S A BRIGHTER CHRISTMAS," "MINITROPOLIS," WE DO MORE RX," "WE'VE GOT IT," a design mark depicting a bee character, a design mark depicting the United States and Mexico, and a design mark depicting "IBC" with the United States and Mexico. In addition, the Company owns Texas service mark registrations for "RITE CHECKING," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," a composite mark depicting "CHECK'N SAVE" with a design, a composite mark depicting "WALL STREET INTERNATIONAL," with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." The Company regularly investigates the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2013, the Company and its subsidiaries employed approximately 2,712 persons full-time and 511 persons part-time.

Competition

        The Company is one of the largest independent Texas bank holding companies. The primary market area of the Company is South, Central and Southeast Texas, an area bordered on the east by the Galveston area, to the northwest by Round Rock, to the southwest by Del Rio and to the southeast by Brownsville, as well as the State of Oklahoma. The Company has increased its market share in its primary market area over the last several years through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non-bank entities, which non-bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank-related services being provided by non-bank entities has increased dramatically during the last several years.

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 28%, 28% and 29% of the bank subsidiaries' total deposits for the three years ended December 31, 2013, 2012 and 2011, respectively.

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

  •
  Require publicly-traded bank holding companies with $10 billion in assets or more, like the Company, to create a risk committee responsible for the oversight of risk management of the enterprise. On December 20, 2011, the FRB proposed a rule requiring each publicly-traded bank holding company with total consolidated assets of $10 billion or more to establish a risk committee of its board of directors, to be chaired by an independent director, with at least one member with risk management expertise. The FRB is expected to issue a final rule in 2014, which will be applicable to the Company.

  •
  Require stress testing of certain financial institutions. On June 15, 2011, the FRB published for comment proposed guidance ("Stress Testing Guidance Proposal") that would require bank holding companies with over $10 billion in total consolidated assets to conduct stress testing as a part of overall institution risk management. The Stress Testing Guidance Proposal includes stress testing capital and non-capital related aspects of financial condition, provides an overview of how a banking organization should develop a structure for stress testing, outlines general principles for a satisfactory stress testing framework, and describes how stress testing should be used at various levels within a banking organization. The Stress Testing Guidance Proposal also discusses the importance of stress testing in liquidity planning and the importance of strong internal governance and controls in an effective stress-testing framework. On October 9, 2012, the FRB issued its final stress testing rule for bank holding companies with over $10 billion in total consolidated assets. The FRB's rule was effective on November 15, 2012; however, the rule delayed implementation for bank holding companies with total consolidated assets between $10 billion and $50 billion, such as the Company, until October 2013. The Company was required to commence conducting the stress testing described in the Stress Testing Guidance Proposal in late 2013. On January 17, 2012, the FDIC issued a similar proposal that would require state nonmember banks with over $10 billion in assets to conduct annual stress tests, report the results to the FDIC, and make the results available to the public. On October 9, 2012, the FDIC issued its final rule which became effective on October 15, 2012; however, the rule delays implementation for state nonmember banks with total consolidated assets between $10 billion and $50 billion until October 2013. At this time, none of the subsidiary banks of the Company would meet the $10 billion asset threshold required to conduct the bank stress tests under the FDIC's final rule.

  •
  Implement corporate governance revisions, including executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

  •
  Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance for non-interest bearing demand transaction accounts at all insured depository institutions until December 31, 2012.

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

  •
  On October 23, 2013, the federal bank agencies and the SEC proposed joint standards for assessing the diversity policies and practices of each agency's respective regulated entities, implementing Section 342 of the Dodd-Frank Act, which requires each agency to establish an Office of Minority and Women Inclusion and to develop diversity assessment standards for all the entities regulated by the agencies. The agencies propose uniform standards in the following four areas: (1) organizational commitment to diversity and inclusion, (2) workforce profile and employment practices, (3) procurement and business practices (supplier diversity), and (4) practices to promote transparency of organizational diversity and inclusion. The proposal stresses that assessments should take into consideration an entity's size and other characteristics such as total assets, number of employees, revenues, governance structures, and the number of members and/or customers, contract volume, geographic location, and community characteristics. The agencies are expected to issue a final rule sometime in 2014. Once the final rule is issued, it is likely that regulated entities will need to adjust their existing policies and practices to conform.

  •
  Requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule." In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. On December 10, 2013, the federal financial regulatory agencies issued final rules which prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. Like Section 619 of the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker or custodian. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. The conformance period begins on July 21, 2015, giving banking entities an additional year to comply. However, the final rule's reporting requirements will be phased in starting on June 30, 2014 for banking entities with $50 billion or more in trading assets and liabilities; on April 30, 2016 for banking entities with at least $25 billion, but less than $50 billion, in trading assets and liabilities; and on December 31, 2016 for banking entities with at least $10 billion, but less than $25 billion, in trading assets and liabilities. The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule.

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

        EMERGENCY ECONOMIC STABILIZATION ACT.    On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). Under TARP, the Treasury created a capital purchase program ("CPP"), pursuant to which it provided access to capital that serves as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP (the "Series A Preferred Stock") and a warrant to purchase 1,326,238 shares of Company Common Stock at a price per share of $24.43 and with a term of ten years (the "Warrant" or "Warrants"). As of November 28, 2012, the Company had repurchased all of the Series A Preferred Stock and exited the TARP Program. On June 12, 2013, the U.S. Treasury sold the Warrant to a third party. As of December 31, 2013, none of the Warrant had been exercised. The Warrant expires on December 23, 2018.

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

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2013, the Company has made 35 merchant banking investments.

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

        PREEMPTION.    At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. However, the Dodd-Frank Act limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances. In May 2011, the OCC first proposed new regulations to implement the Dodd-Frank Act's preemption provision. On July 20, 2011, the OCC issued its final preemption rule wherein it concluded that the Dodd-Frank Act does not create a new, stand-alone preemption standard, but rather, incorporates the conflict preemption legal standard and the reasoning that supports it in the Supreme Court's Barnett decision. The OCC confirmed that precedent consistent with the standard set forth in Barnett Bank v. Nelson, 417 U.S. 25 (1996), including existing OCC regulations, are "preserved," including federal preemption over state consumer protection laws. The OCC also confirmed its belief that the procedural requirement applicable to an OCC determination that a state consumer financial law is preempted, apply prospectively and do not invalidate prior precedent. The OCC determined that its existing preemption rules conformed with Barnett Bank. The OCC did make modifications to its rules to clarify that Barnett Bank is controlling. Finally, the OCC clarified that a state attorney general or chief law enforcement officer may enforce any applicable law against a national bank (as opposed to a non-preempted state law) and to seek relief if, and as, authorized by that law. Since Texas state chartered banks have parity with national banks as to their powers (discussed further herein), the preemption rule has significance for the Company's bank subsidiaries.

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

        SOURCE OF STRENGTH DOCTRINE.    FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement and the federal financial regulatory agencies are expected to issue a rule implementing this statutory requirement in 2014. Under this requirement, the Company is expected to commit resources to support its subsidiary banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding Company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2013 was 11.61%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The FRB has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. For a bank holding company to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2013. As of that date, the federal banking agencies had not advised any of the bank subsidiaries of any specific minimum leverage ratio applicable to it.

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

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2013, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations.

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

        The effective dates for the June 2012 proposal's requirements were proposed to be phased in between January 1, 2013 to January 1, 2022; however, the agencies extended the comment deadline and have delayed the issuance of a final rule. In July 2013, the agencies separately issued a final rule consisting of minimum requirements that increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule included a new minimum ratio of common equity tier 1 to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raised the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. In addition, for the largest, most internationally active banking organizations, the final rule included a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures.

        On the quality of capital side, the final rule emphasized common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improved the methodology for calculating risk-weighted assets to enhance risk sensitivity. The agencies made a number of changes in the final rule, in particular, to address concerns about regulatory burden on community banks. For example, the final rule is significantly different from the proposal in terms of risk weighting for residential mortgages and the regulatory capital treatment of certain unrealized gains and losses on trust preferred securities for common banking organizations.

        The phase-in period for mandatory compliance with the final rule was January 1, 2014 for most advanced approach banking organizations, and January 1, 2015 for all other covered banking organizations, including the Company.

        LIQUIDITY REQUIREMENTS.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. On January 7, 2013, Basel III liquidity coverage ratio was published and it uses international liquidity standards that serves to reconcile the differences of the liquidity standards of countries. The Basel Committee will address the net stable funding ratio in the future. These new standards are subject to further rulemaking and their terms may well change before implementation. On October 30, 2013, the federal bank regulatory agencies issued a proposed rule that would implement qualitative liquidity requirements, including a liquidity coverage ratio ("LCR"), consistent with liquidity standards adopted by the Basel Committee in January 2013, for certain banking organizations with more than $250 billion in total assets or subsidiary depository institutions of internationally active banking organizations with $10 billion or more in total consolidated assets. Also on October 30, 2013, a separate proposed rule was issued by the Federal Reserve to apply a modified version of the LCR to certain depository institution holding companies with assets greater than $50 billion.

        STATE ENFORCEMENT POWERS.    The Banking Commissioner of Texas may determine to close a Texas state bank when he finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed. The Texas Department of Banking also has broad enforcement powers over the bank subsidiaries, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

        COMMUNITY REINVESTMENT ACT ("CRA").    Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. The Company's bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Each of the subsidiary banks of the Company received a "Satisfactory" CRA rating in its most recently completed examination. Financial institutions are evaluated under different CRA examinations procedures based upon their asset-size classification, which asset thresholds are updated annually and were updated as of January 1, 2014. "Large institution" now means a bank with total assets of at least $1.202 billion for December 31 of both of the prior two calendar years and "intermediate small institution" means an institution with assets of at least $300 million and less than $1.202 billion as of December 31 of both of the prior two calendar years. Three of the Company's subsidiary banks are "intermediate small institutions" and the flagship bank is a "large institution" under the new asset thresholds.

        CONSUMER LAWS.    In addition to the laws and regulations discussed herein, the Bank is also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act provides for comprehensive new rules regulating mortgage activities and creates the new CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities. Authority to implement almost all federal consumer financial protection laws and regulations was transferred to the CFPB on July 21, 2011. The CFPB has broad authority, among other matters, to declare acts or practices to be "unfair, deceptive, or abusive," to develop and require new consumer disclosures, and to restrict the use of certain arbitration clauses. While the CFPB does not currently have direct supervisory authority over any of the Company's subsidiary banks because they each fall below the $10 billion assets threshold, the CFPB's broad authority to issue, interpret, and enforce almost all federal consumer protection laws and its issuance of applicable disclosure forms, will significantly impact each of the Company's subsidiary bank's consumer compliance programs. On January 20, 2012, the CFPB issued a final rule that imposes new disclosure requirements for foreign remittance transfer transactions, including disclosures giving the consumer thirty minutes after payment is made to cancel the transaction, and providing new consumer protections, including error resolution rights. The 2012 final rule's February 7, 2013 effective date was delayed as the CFPB proposed modifying the rule. On May 22, 2013, the CFPB issued final rule amendments which addressed three specific issues and the amendments were effective in October 2013. First, the 2013 final rule modified the 2012 final rule to make optional, in certain circumstances, the requirement to disclose fees imposed by a designated recipient's institution. Second, the 2013 final rule also made optional the requirement to disclose taxes collected by a person other than the remittance transfer provider. In place of these two former requirements, the 2013 final rule required disclaimers to be added to the rule's disclosures indicating that the recipient may receive less than the disclosed total due to the fees and taxes for which disclosure is now optional. Finally, the 2013 final rule revised the error resolution provisions that apply when a remittance transfer is not delivered to a designated recipient because the sender provided incorrect or insufficient information, and, in particular, when a sender provides an incorrect account number or recipient institution identifier that results in the transferred funds being deposited in the wrong account.

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

        MORTGAGE LENDING.    On January 10, 2013, the CFPB issued its final rule on ability to repay and qualified mortgage standards to implement various requirements of the Dodd-Frank Act amending the Truth in Lending Act. The final rule requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer will have the ability to repay a mortgage loan according to its terms before making the loan. The final rule also includes a definition of a qualified mortgage, which provides the lender with the presumption that the ability to repay requirements have been met. This presumption is rebuttable if the loan is a "sub-prime" loan or conclusive if the loan is a "prime" loan. However, whether a prime or sub-prime loan, the borrower can challenge the loan's status as a qualified mortgage in a direct cause of action for three years from the origination date and as a defense in a foreclosure action at any time.

        The final rules were effective on January 10, 2014. The final rules contain specific and substantive requirements and limitations on mortgage banking that have required creditors to revise loan products and origination and underwriting policies and procedures, practices and systems. Substantial penalties may apply if a lender fails to meet ability to repay standards for a loan, including actual damages (which could include the borrower's down payment), statutory damages up to $4,000, all fees paid by the borrower, up to three years of finance charges paid by the borrower, and court costs and reasonable attorney's fees. Additionally, during 2013, the CFPB finalized a number of rules regarding mortgage lending, including appraisal and escrow requirements for higher-priced mortgages, new integrated RESPA/Regulation Z disclosures, mortgage servicing, and loan originator compensation requirements.

        DIVIDENDS.    The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company's participation in the CPP, the Company was restricted in the payment of dividends and was not allowed without the Treasury Department's consent to declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceased to exist on December 23, 2011 and the Company exited the TARP program when it finalized the repayment of all of the TARP funds on November 28, 2012. At December 31, 2013, there was an aggregate of approximately $584,000,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the applicable restrictions, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $584,000,000 and continue to be classified as "well capitalized". Note 20 of Notes to Consolidated Financial Statements of the Company in the 2013 Annual Report is incorporated herein by reference.

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

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2013.

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

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The unavailability of such funds in the future could adversely impact the Company's growth strategy, prospects and performance. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2013. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time. The new rule of the IRS that extends the reporting requirements for interest on deposits to nonresident alien individuals that applies to interest payments made on or after January 1, 2013, may result in deposit withdrawals by nonresident alien individuals who were not previously subject to the reporting requirements, including residents of Mexico.

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

The Company is subject to extensive regulation which could adversely affect the Company including, without limitation, changes in U.S.—Mexico trade and travel along the Texas border, increased costs related to healthcare reform and other labor developments and possible enforcement and other legal actions.

        The Company's operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company's operations. Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, or changes in accounting policies and practices, which could make compliance more difficult or expensive, or otherwise adversely affect the Company's business, financial condition or prospects. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Healthcare reform and other labor developments are expected to increase labor costs of the Company. These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, any reductions in border crossings and commerce resulting from the Homeland Security Programs called "US-VISIT," which is derived from Section 110 of the Illegal Immigration Reform and Immigration Responsibility Act of 1996 could affect the Company negatively, and any possible negative consequences from an adverse immigration law could also have a negative effect on the Company's operations.

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

The Company may desire or need to raise additional capital or increase liquidity levels in the future, and such capital may not be available when needed or at all and the ability of the Company to increase liquidity levels may be limited.

        The Company may desire or need to raise additional capital or increase liquidity levels in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and the Company's financial performance. The Company cannot assure that such capital will be available on acceptable terms or at all. If the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investor. The impact of the regulatory liquidity proposal may result in a shortfall of high-quality liquid assets. An inability to raise additional capital on acceptable terms when needed or the unavailability of high-quality liquid assets could have a materially adverse effect on the Company's business.

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

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company's regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2013. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

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

        The Dodd-Frank Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are reasonable and proportional to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The impact of the FDIC Overdraft Payment Supervisory Guidance could jeopardize the profitability of a number of retail sites of the Company and could result in a reduction of revenue from the Company's overdraft courtesy services. The Reform Act created the CFPB. While banks with less than $10 billion in assets, such as each of the subsidiary banks of the Company, are exempt from the primary examination, and enforcement powers of the CFPB, the new agency's rulemaking will affect all banks. The impact of the CFPB is uncertain at this time, but the initiatives of the CFPB could negatively impact revenue streams of the Company related to consumer services. The reduction of revenue from retail banking services coupled with the repeal of the federal prohibition on the payment of interest on demand deposits, could result in a contraction of retail banking of the Company. The Company closed fifty-five in-store branches during the fourth quarter of 2011 due to reduced levels of revenue resulting from regulatory changes limiting interchange fees in order to align the Company's expenses with the reduced levels of revenue.

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

The limitation of preemption in the Dodd-Frank Reform Act, the powers of the new Consumer Financial Protection Bureau, and the FDIC Overdraft Payment Supervisory Guidance may increase the likelihood of lawsuits against financial institutions, and increased costs related to such lawsuits if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts.

        The Dodd-Frank Reform Act provides that courts must make preemption determinations on a case-by-case basis with the respect to particular state laws and can no longer rely on blanket preemption determinations. The new CFPB is specifically authorized to protect consumers from "unfair," "deceptive," and "abusive" acts and practices. Depending on the future actions of the CFPB, the likelihood of lawsuits against financial institutions related to allegedly "unfair," "deceptive" and "abusive" acts and practices could increase. The Company's costs related to such lawsuits would be significantly increased if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts based on the results of the CFPB's preliminary study of such matters that were released during the third quarter of 2013.

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

        As of December 31, 2013, we had approximately $191 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

        In connection with our sale of Senior Preferred Stock to the Treasury Department under the Capital Purchase Program, the Company also issued to the Treasury Department a warrant to purchase 1,326,238 shares of our common stock (the "Warrants"). While the Company exited the TARP program when it repurchased all of the remaining Senior Preferred Stock on November 28, 2012, the Warrants remain outstanding and were sold by the U.S. Treasury to a third party on June 12, 2013. The dilutive impact of the Warrants may have a negative effect on the market price of our common stock. The Warrant expires on December 23, 2018.

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have 211 main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 70 of the 2013 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        None

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2013 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	71	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	61	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	56	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Preferred Stock, Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 25 through 27 of Registrant's 2013 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2013 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 28 of Registrant's 2013 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 18 through 23 of Registrant's 2013 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 29 through 84 of Registrant's 2013 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 85 and 86 of Registrant's 2013 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Company") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of December 31, 2013, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

        McGladrey LLP, the independent registered public accounting firm that audited the 2013 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Their report, which expresses an unqualified opinion, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited International Bancshares Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. International Bancshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of International Bancshares Corporation and subsidiaries and our report dated February 24, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Dallas, TX
February 24, 2014

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2014 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the portion of the Company's definitive proxy statement entitled "Audit Committee" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion of the Company's definitive proxy statement entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion of the Company's definitive proxy statement entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and (v) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2014 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," and (ii) that portion entitled "Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2014 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2014 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2014 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2013 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2013 and 2012
Statements of Income for the years ended December 31, 2013, 2012 and 2011
Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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
(3)(h)*
Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by the Registrant on Form 8-K with the Securities and Exchange Commission on May 22, 2013, SEC File Number 09439.
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
(10h)*+
—International Bancshares Corporation 2013 Management Incentive Plan incorporated herein by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2013.
(13)**	—International Bancshares Corporation 2013 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 19, 2014
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)++	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)++	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	—Interactive Data File

*
Previously filed

+
Executive Compensation Plans and Arrangements

**
Deemed filed only with respect to those portions thereof incorporated herein by reference

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2013, 2012 and 2011 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2013 and 2012, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and

  2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)
By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date: February 24, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	February 24, 2014
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2014
/s/ IRVING GREENBLUM Irving Greenblum	Director	February 24, 2014
/s/ R. DAVID GUERRA R. David Guerra	Director	February 24, 2014
/s/ DOUG HOWLAND Doug Howland	Director	February 24, 2014
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	February 24, 2014
/s/ LARRY NORTON Larry Norton	Director	February 24, 2014
/s/ LEONARDO SALINAS Leonardo Salinas	Director	February 24, 2014
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	February 24, 2014

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2013 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 19, 2014
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002