Form 10-Q
period 2014-03-31
INTERNATIONAL BANCSHARES CORP
filed 2014-05-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,967,298 shares outstanding at April 29, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$351,287	$274,785

Investment securities:
Held-to-maturity (Market value of $2,400 on March 31, 2014 and $2,400 on December 31, 2013)	2,400	2,400
Available-for-sale (Amortized cost of $5,259,440 on March 31, 2014 and $5,372,594 on December 31, 2013)	5,222,557	5,304,579

Total investment securities	5,224,957	5,306,979

Loans	5,286,500	5,199,235
Less allowance for probable loan losses	(70,408)	(70,161)

Net loans	5,216,092	5,129,074

Bank premises and equipment, net	510,583	504,842
Accrued interest receivable	28,309	30,654
Other investments	382,072	388,563
Identified intangible assets, net	2,205	3,186
Goodwill	282,532	282,532
Other assets	146,148	158,862

Total assets	$12,144,185	$12,079,477

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2014	2013
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,829,995	$2,666,510
Savings and interest bearing demand	2,966,062	2,925,612
Time	2,640,186	2,651,303

Total deposits	8,436,243	8,243,425

Securities sold under repurchase agreements	837,170	957,381
Other borrowed funds	1,148,403	1,223,950
Junior subordinated deferrable interest debentures	180,416	190,726
Other liabilities	76,037	39,587

Total liabilities	10,678,269	10,655,069

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,751,991 shares on March 31, 2014 and 95,743,592 shares on December 31, 2013	95,752	95,744
Surplus	164,220	163,947
Retained earnings	1,493,904	1,467,000
Accumulated other comprehensive loss (including $(5,567) and $(5,646) of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	(23,696)	(43,774)
	1,730,180	1,682,917

Less cost of shares in treasury, 28,787,389 shares on March 31, 2014 and 28,537,180 December 31, 2013	(264,264)	(258,509)

Total shareholders’ equity	1,465,916	1,424,408

Total liabilities and shareholders’ equity	$12,144,185	$12,079,477

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Interest income:
Loans, including fees	$67,872	$63,534
Investment securities:
Taxable	26,179	20,519
Tax-exempt	3,523	3,036
Other interest income	63	21

Total interest income	97,637	87,110

Interest expense:
Savings deposits	871	1,011
Time deposits	3,120	4,445
Securities sold under repurchase agreements	6,236	7,568
Other borrowings	556	290
Junior subordinated interest deferrable debentures	1,090	1,164

Total interest expense	11,873	14,478

Net interest income	85,764	72,632

Provision for probable loan losses	2,078	7,419

Net interest income after provision for probable loan losses	83,686	65,213

Non-interest income:
Service charges on deposit accounts	22,062	23,830
Other service charges, commissions and fees
Banking	10,820	9,983
Non-banking	1,899	1,061
Investment securities transactions, net	8,108	9,601
Other investments, net	9,058	6,997
Other income	6,239	1,780

Total non-interest income	$58,186	$53,252

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Non-interest expense:
Employee compensation and benefits	$30,245	$30,211
Occupancy	7,008	7,812
Depreciation of bank premises and equipment	6,092	6,625
Professional fees	3,612	3,723
Deposit insurance assessments	1,439	1,616
Net expense, other real estate owned	929	1,789
Amortization of identified intangible assets	981	1,137
Advertising	1,830	1,846
Early termination fee — securities sold under repurchase agreements	11,000	9,885
Impairment charges (Total other-than-temporary impairment charges, $32 net of $(122), and $968, net of $658, included in other comprehensive loss)	90	310
Other	14,470	15,907

Total non-interest expense	77,696	80,861

Income before income taxes	64,176	37,604

Provision for income taxes	20,530	9,535

Net income	$43,646	$28,069

Basic earnings per common share:

Weighted average number of shares outstanding:	67,130,971	67,187,583
Net income	$.65	$.42

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,272,299	67,279,981
Net income	$.65	$.42

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$43,646	$28,069

Other comprehensive income, net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (tax effects of $13,616 and $(5,143))	25,289	(9,552)
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(2,838) and $(3,360))	(5,270)	(6,241)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $31 and $108)	59	202
	20,078	(15,591)

Comprehensive income	$63,724	$12,478

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:

Net income	$43,646	$28,069

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	2,078	7,419
Specific reserve, other real estate owned	138	(70)
Depreciation of bank premises and equipment	6,092	6,625
Gain on sale of bank premises and equipment	(2,956)	(21)
Gain on sale of other real estate owned	(233)	(39)
Accretion of investment securities discounts	(1,274)	(894)
Amortization of investment securities premiums	6,765	11,204
Investment securities transactions, net	(8,108)	(9,601)
Impairment charges on available-for-sale investment securities	90	310
Amortization of identified intangible assets	981	1,137
Stock based compensation expense	161	114
Earnings from affiliates and other investments	(3,109)	(4,702)
Deferred tax benefit	(1,666)	(2,098)
Decrease in accrued interest receivable	2,345	2,650
Net (increase) decrease in other assets	(365)	8,926
Net increase in other liabilities	16,630	4,404

Net cash provided by operating activities	61,215	53,433

Investing activities:

Proceeds from sales and calls of available for sale securities	258,277	178,124
Purchases of available for sale securities	(310,921)	(217,214)
Principal collected on mortgage-backed securities	171,405	396,105
Net increase in loans	(88,610)	(59,937)
Purchases of other investments	(681)	(512)
Distributions from other investments	10,281	9,878
Purchases of bank premises and equipment	(14,436)	(6,166)
Proceeds from sales of other real estate owned	5,559	4,410
Proceeds from sale of bank premises and equipment	3,298	21

Net cash provided by investing activities	34,172	304,709

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013

Financing activities:

Net increase in non-interest bearing demand deposits	$163,485	$146,577
Net increase in savings and interest bearing demand deposits	40,450	1,413
Net decrease in time deposits	(11,117)	(118,660)
Net decrease in securities sold under repurchase agreements	(120,211)	(74,092)
Net decrease in other borrowed funds	(75,547)	(361,534)
Redemption of long-term debt	(10,310)	—
Purchases of treasury stock	(5,755)	—
Proceeds from stock transactions	120	13

Net cash used in financing activities	(18,885)	(406,283)

Increase (decrease) in cash and cash equivalents	76,502	(48,141)

Cash and cash equivalents at beginning of period	274,785	283,100

Cash and cash equivalents at end of period	$351,287	$234,959

Supplemental cash flow information:
Interest paid	$12,594	$15,590
Income taxes paid	5,652	5,000

Non-cash investing and financing activities:
Dividends declared, not yet paid	$16,741	$13,439
Net transfer from loans to other real estate owned	486	5,788
Purchases of available-for-sale securities not yet settled	3,079	37,545

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.

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

Note 2 — Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of March 31, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,932,505	$—	$4,905,549	$26,956
States and political subdivisions	261,125	—	261,125	—
Other	28,927	28,927	—	—
	$5,222,557	$28,927	$5,166,674	$26,956

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,027,701	$—	$4,999,849	$27,852
States and political subdivisions	248,410	—	248,410	—
Other	28,468	28,468	—	—
	$5,304,579	$28,468	$5,248,259	$27,852

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

Assumptions used in the discounted cash flow model as of March 31, 2014 and December 31, 2013, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2013	$27,852
Principal paydowns	(928)
Total unrealized gains included in:
Other comprehensive loss	122
Impairment realized	(90)

Balance at March 31, 2014	$26,956

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of March 31, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Provision During Three Month Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$21,419	$—	$—	$21,419	$5,208
Other real estate owned	5,152	—	—	5,152	138

The following table represents financial instruments measured at fair value on a non-recurring basis as of December 31, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Provision During Twelve Month Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$28,391	$—	$—	$28,391	$13,229
Other real estate owned	16,329	—	—	16,329	1,204

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice.  Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  As part of the weekly credit quality meetings and the determination of the loan loss provision, obsolete appraisals are identified.  Appraisals are considered for each type of impaired collateral dependent loan and new or updated appraisals may be obtained as warranted after evaluation of any material deterioration in the performance of the project or changes in project specifications, the economic conditions for the geographic area where the property is located, a change in the use of the property, differences between the current property conditions and the conditions assumed in prior appraisals or evaluations, or, if it’s an income producing property, changes in the cash flow on the property.  All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for probable loan losses based upon the fair value of the underlying collateral.  As of March 31, 2014, the Company had $65,436,000 of impaired commercial collateral dependent loans, of which $43,571,000  had an appraisal or evaluation performed within the immediately preceding twelve months.  As of December 31, 2013, the Company had $64,585,000 of impaired commercial collateral dependent loans, of which $50,346,000 had an appraisal or evaluation performed within the immediately preceding twelve months.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2014 and the twelve months ended December 31, 2013, respectively the Company recorded $37,000 and $402,000  in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2014 and twelve months ended December 31, 2013, respectively, the Company recorded $138,000 and $1,204,000  in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2014 and December 31, 2013 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2014, and December 31, 2013, the carrying amount of fixed rate performing loans was $1,254,640,000 and $1,243,252,000 respectively, and the estimated fair value was $1,206,449,000 and $1,196,916,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2014 and December 31, 2013.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At March 31, 2014 and December 31, 2013, the carrying amount of time deposits was $2,640,186,000 and $2,651,303,000, respectively, and the estimated fair value was $2,638,519,000 and $2,648,452,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2014 and December 31, 2013.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At March 31, 2014 and December 31, 2013, respectively, the carrying amount of long-term repurchase agreements was $610,000,000 and $710,000,000 and the estimated fair value was $674,938,000 and $792,215,500, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2014 and December 31, 2013.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2014 and December 31, 2013.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At March 31, 2014 and December 31, 2013, the carrying amount of the long-term FHLB borrowings was $8,903,000, and $8,951,000, respectively, and the estimated fair value was $8,911,000 and $8,950,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in Thousands)

Commercial, financial and agricultural	$2,924,592	$2,894,779
Real estate — mortgage	840,165	847,692
Real estate — construction	1,279,003	1,208,508
Consumer	63,430	66,414
Foreign	179,310	181,842

Total loans	$5,286,500	$5,199,235

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended March 31, 2014
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31, 2013	$22,433	$12,541	$24,467	$776	$3,812	$4,249	$750	$1,133	$70,161
Losses charge to allowance	(2,481)	—	—	—	(27)	(146)	(187)	(3)	(2,844)
Recoveries credited to allowance	796	31	23	—	4	33	80	46	1,013
Net losses charged to allowance	(1,685)	31	23	—	(23)	(113)	(107)	43	(1,831)

Provision charged to operations	7,175	903	(5,556)	43	(265)	(168)	105	(159)	2,078

Balance at March 31, 2014	$27,923	$13,475	$18,934	$819	$3,524	$3,968	$748	$1,017	$70,408

	Three Months Ended March 31, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31, 2012	$11,632	$12,720	$21,880	$694	$4,390	$4,448	$1,289	$1,140	$58,193
Losses charge to allowance	(2,663)	(128)	(60)	—	(172)	(255)	(211)	(20)	(3,509)
Recoveries credited to allowance	694	13	13	—	5	94	46	—	865
Net losses charged to allowance	(1,969)	(115)	(47)	—	(167)	(161)	(165)	(20)	(2,644)

Provision charged to operations	11,263	(1,552)	(1,182)	(85)	(355)	(276)	(304)	(90)	7,419

Balance at March 31, 2013	$20,926	$11,053	$20,651	$609	$3,868	$4,011	$820	$1,030	$62,968

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$35,539	$17,424	$1,059,024	$10,499
Commercial real estate: other construction & land development	13,558	852	1,265,445	12,623
Commercial real estate: farmland & commercial	15,607	2,666	1,706,316	16,268
Commercial real estate: multifamily	280	—	107,826	819
Residential: first lien	6,273	—	414,736	3,524
Residential: junior lien	3,123	—	416,033	3,968
Consumer	1,453	—	61,977	748
Foreign	430	—	178,880	1,017

Total	$76,263	$20,942	$5,210,237	$49,466

	December 31, 2013
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$34,183	$12,234	$1,008,459	$10,199
Commercial real estate: other construction & land development	13,976	852	1,194,532	11,689
Commercial real estate: farmland & commercial	16,038	2,916	1,734,001	21,551
Commercial real estate: multifamily	295	—	101,803	776
Residential: first lien	6,153	—	432,309	3,812
Residential: junior lien	3,206	—	406,024	4,249
Consumer	1,606	—	64,808	750
Foreign	436	—	181,406	1,133

Total	$75,893	$16,002	$5,123,342	$54,159

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Domestic
Commercial	$35,476	$34,110
Commercial real estate: other construction & land development	11,307	11,726
Commercial real estate: farmland & commercial	13,344	13,775
Commercial real estate: multifamily	280	295
Residential: first lien	1,259	1,266
Residential: junior lien	1,555	1,576
Consumer	45	75

Total non-accrual loans	$63,266	$62,823

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,684	$17,674	$17,424	$17,287	$—
Commercial real estate: other construction & land development	6,898	6,906	852	6,898	—
Commercial real estate: farmland & commercial	6,615	6,963	2,666	6,624	23
Total impaired loans with related allowance	$31,197	$31,553	$20,942	$30,809	$23

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,855	$17,876	$17,060	$1
Commercial real estate: other construction & land development	6,660	6,704	6,801	18
Commercial real estate: farmland & commercial	8,992	10,310	8,656	—
Commercial real estate: multifamily	280	280	285	—
Residential: first lien	6,273	6,337	6,287	63
Residential: junior lien	3,123	3,142	3,133	24
Consumer	1,453	1,460	1,444	1
Foreign	430	430	432	5
Total impaired loans with no related allowance	$45,066	$46,539	$44,098	$112

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,178	$17,177	$12,234	$18,019	$38
Commercial real estate: other construction & land development	6,818	6,825	852	6,058	—
Commercial real estate: farmland & commercial	7,259	10,697	2,916	7,167	92
Total impaired loans with related allowance	$31,255	$34,699	$16,002	$31,244	$130

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,005	$17,023	$16,778	$2
Commercial real estate: other construction & land development	7,158	7,187	18,164	74
Commercial real estate: farmland & commercial	8,779	9,949	7,313	—
Commercial real estate: multifamily	295	295	322	—
Residential: first lien	6,153	6,258	4,860	179
Residential: junior lien	3,206	3,226	2,347	99
Consumer	1,606	1,612	1,380	1
Foreign	436	436	452	19
Total impaired loans with no related allowance	$44,638	$45,986	$51,616	$374

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

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.  It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are continuing to improve and continue to be in a position to recover better than many other areas of the country.  Loans accounted for as “troubled debt restructuring,” which are included in impaired loans, were not significant and totaled $19,148,000 and $20,358,000 as of March 31, 2014 and December 31, 2013, respectively.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2014 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at March 31, 2014 and December 31, 2013:

	March 31, 2014
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,622	$1,477	$35,819	$2,225	$41,918	$1,052,645	$1,094,563
Commercial real estate: other construction & land development	642	309	10,537	68	11,488	1,267,515	1,279,003
Commercial real estate: farmland & commercial	4,988	2,861	7,327	1,099	15,176	1,706,747	1,721,923
Commercial real estate: multifamily	343	217	280	—	840	107,266	108,106
Residential: first lien	5,211	1,005	2,613	1,588	8,829	412,180	421,009
Residential: junior lien	855	96	1,708	183	2,659	416,497	419,156
Consumer	1,119	489	884	842	2,492	60,938	63,430
Foreign	2,016	10	329	329	2,355	176,955	179,310
Total past due loans	$19,796	$6,464	$59,497	$6,334	$85,757	$5,200,743	$5,286,500

	December 31, 2013
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or greater & still accruing	Total Past due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,240	$538	$36,066	$2,051	$40,844	$1,001,798	$1,042,642
Commercial real estate: other construction & land development	1,042	—	9,942	62	10,984	1,197,524	1,208,508
Commercial real estate: farmland & commercial	6,216	520	6,990	417	13,726	1,736,313	1,750,039
Commercial real estate: multifamily	39	142	295	—	476	101,622	102,098
Residential: first lien	4,758	3,046	4,541	3,518	12,345	426,117	438,462
Residential: junior lien	606	198	1,900	368	2,704	406,526	409,230
Consumer	1,523	469	803	781	2,795	63,619	66,414
Foreign	1,467	417	—	—	1,884	179,958	181,842
Total past due loans	$19,891	$5,330	$60,537	$7,197	$85,758	$5,113,477	$5,199,235

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2014 and December 31, 2013 is as follows:

		March 31, 2014
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$1,001,514	$7,213	$4,887	$45,410	$35,539
Commercial real estate: other construction & land development	1,242,189	6,296	8,577	8,383	13,558
Commercial real estate: farmland & commercial	1,608,212	61,709	22,371	14,024	15,607
Commercial real estate: multifamily	106,984	—	—	842	280
Residential: first lien	414,523	118	—	95	6,273
Residential: junior lien	415,575	—	—	458	3,123
Consumer	61,977	—	—	—	1,453
Foreign	178,542	—	—	338	430
Total	$5,029,516	$75,336	$35,835	$69,550	$76,263

		December 31, 2013
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
		(Dollars in Thousands)

Domestic
Commercial	$955,522	$2,270	$4,389	$46,278	$34,183
Commercial real estate: other construction & land development	1,167,295	14,247	9,318	3,672	13,976
Commercial real estate: farmland & commercial	1,635,179	56,438	21,912	20,472	16,038
Commercial real estate: multifamily	100,948	—	—	855	295
Residential: first lien	432,067	122	—	120	6,153
Residential: junior lien	405,731	—	—	293	3,206
Consumer	64,808	—	—	—	1,606
Foreign	180,837	—	—	569	436
Total	$4,942,387	$73,077	$35,619	$72,259	$75,893

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2014, 199,250 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the three months ended March 31, 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2013	515,143	$15.98
Plus: Options granted	549,750	21.42
Less:
Options exercised	8,399	14.23
Options expired	—	—
Options forfeited	500	10.40
Options outstanding at March 31, 2014	1,055,994	18.83	6.00	6,711

Options fully vested and exercisable at March 31, 2014	222,942	18.43	2.42	1,593

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2014 and March 31, 2013 was approximately $161,000 and $114,000, respectively.  As of March 31, 2014, there was approximately $4,831,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.6 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2014 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,976,280	$52,022	$(95,797)	$4,932,505	$4,932,505
Obligations of states and political subdivisions	255,085	12,780	(6,740)	261,125	261,125
Equity securities	28,075	1,243	(391)	28,927	28,927
Total investment securities	$5,259,440	$66,045	$(102,928)	$5,222,557	$5,222,557

(1)         Included in the carrying value of residential mortgage-backed securities are $ 1,639,116,000 of mortgage-backed securities issued by Ginnie Mae, $3,266,433,000, of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $26,956,000 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2013 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$5,096,165	$56,110	$(124,574)	$5,027,701	$5,027,701
Obligations of states and political subdivisions	248,354	8,063	(8,007)	248,410	248,410
Equity securities	28,075	931	(538)	28,468	28,468
Total investment securities	$5,372,594	$65,104	$(133,119)	$5,304,579	$5,304,579

(1)         Included in the carrying value of residential mortgage-backed securities are $1,799,807 of mortgage-backed securities issued by Ginnie Mae, $3,200,042 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $27,852 issued by non-government entities

The amortized cost and estimated fair value of investment securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	712	777
Due after ten years	—	—	254,373	260,348
Residential mortgage-backed securities	—	—	4,976,280	4,932,505
Equity securities	—	—	28,075	28,927
Total investment securities	$2,400	$2,400	$5,259,440	$5,222,557

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,643,050,000 and $2,640,974,000, respectively, at March 31, 2014.

Proceeds from the sale of securities available-for-sale were $258,277,000 for the three months ended March 31, 2014, which included $257,621,000 of mortgage-backed securities. Gross gains of $8,108,000 and gross losses of $0 were realized on the sales for the three months ended March 31, 2014.  Proceeds from the sale of securities available-for-sale were $178,124,000 for the three months ended March 31, 2013, which included $177,623,000 of mortgage-backed securities. Gross gains of $9,601,000 and gross losses of $0 were realized on the sales for the three months ended March 31, 2013.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,028,459	$(22,666)	$1,747,859	$(73,131)	$2,776,318	$(95,797)
Obligations of states and political subdivisions	35,096	(1,166)	22,377	(5,574)	57,473	(6,740)
Other equity securities	14,816	(184)	4,042	(207)	18,858	(391)
	$1,078,371	$(24,016)	$1,774,278	$(78,912)	$2,852,649	$(102,928)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,459,565	$(98,022)	$420,262	$(26,552)	$2,879,827	$(124,574)
Obligations of states and political subdivisions	55,327	(3,025)	14,292	(4,982)	69,619	(8,007)
Equity securities	19,462	(538)	—	—	19,462	(538)
	$2,534,354	$(101,585)	$434,554	$(31,534)	$2,968,908	$(133,119)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $90,000 ($58,500, after tax) and $310,000 ($201,500, after tax) were recorded for the quarters ended March 31, 2014 and 2013, respectively.  The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended March 31, 2014 and 2013, respectively (Dollars in Thousands):

Balance at December 31, 2013	$11,806
Impairment charges recognized in earnings during period	90
Balance at March 31, 2014	$11,896

Balance at December 31, 2012	$10,432
Impairment charges recognized in earnings during period	310
Balance at March 31, 2013	$10,742

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2014, other borrowed funds totaled $1,148,403,000, a decrease of 6.2% from $1,223,950,000 at December 31, 2013.  The decrease in other borrowed funds can be attributed to the use of funds generated from the sale of mortgage-backed securities to facilitate a re-positioning of the Company’s investment portfolio.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of March 31, 2014 and December 31, 2013, the principal amount of debentures outstanding totaled $180,416,000 and $190,726,000, respectively. On February 11, 2014, the Company bought back the capital securities of IB Capital Trust VII from the holder of the securities for a price that reflected an approximate 6 percent discount from the redemption price of the securities and thereby retired the $10,310,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VII.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) of the Company, and are pari passu with one another. The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts. The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities. The Company has the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to twenty consecutive quarterly periods on Trusts VI, VIII, IX, X, XI and XII. If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred. The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.  In February 2014, the Company redeemed all of the outstanding Capital and Common Securities issued by Trust VII.

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2014 and December 31, 2013, the total $180,416,000 and $190,726,000, respectively, of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2014:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	3.69%	LIBOR + 3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.29%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.87%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.89%	LIBOR + 1.65	February 2037	February 2012
Trust XI	32,990	Quarterly	1.87%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.69%	LIBOR + 1.45	September 2037	September 2012
	$180,416

(1)         The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U.S. Treasury sold the Warrant to a third party.  As of March 31, 2014, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.

The Company paid cash dividends to the common shareholders of $.25 per share on April 18, 2014 to all holders of record on April 1, 2014.  The Company paid cash dividends to the common shareholders of $.20 per share on April 20, 2013 to all holders of record on April 1, 2013 and $.23 per share on October 15, 2013 to all holders of record on September 30, 2013, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 7, 2014, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2014, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of April 29, 2014, a total of 8,093,502 shares had been repurchased under all programs at a cost of $264,264,000.

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

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.72% and 11.61%, risk-weighted Tier 1 capital ratio of 19.22% and 19.33% and risk-weighted total capital ratio of 20.24% and 20.36% at March 31, 2014 and December 31, 2013, respectively.  The identified intangibles and goodwill of $284,737,000 as of March 31, 2014, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2014, the total of $180,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2013, included in the Company’s 2013 Form 10-K.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any future period.

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

•                  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act (the “Dodd-Frank Act”) and the implementing rules and regulations, including the Federal Reserve’s rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

•                  The possible increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2014	December 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,144,185	$12,079,477.5%
Net loans	5,216,092	5,129,074	1.7
Deposits	8,436,243	8,243,425	2.3
Other borrowed funds	1,148,403	1,223,950	(6.2)
Junior subordinated deferrable interest debentures	180,416	190,726	(5.4)
Shareholders’ equity	1,465,916	1,424,408	2.9%

Consolidated Statements of Income Information

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income	$97,637	$87,110	12.1%
Interest expense	11,873	14,478	(18.1)
Net interest income	85,764	72,632	18.1
Provision for probable loan losses	2,078	7,419	(72.0)
Non-interest income	58,186	53,252	9.3
Non-interest expense	77,696	80,861	(3.9)
Net income	43,646	28,069	55.5

Per common share:
Basic	$.65	$.42	54.8%
Diluted	$.65	.42	54.8

Net Income

Net income for the first quarter of 2014 increased by 55.5% as compared to the same period in 2013. Net income for the first quarter of 2014 was positively affected by an increase in the Company’s net interest margin.  The increase in the net interest margin can be primarily attributed to increased levels of interest income arising from the re-positioning of the investment portfolio the Company undertook in 2013, an increase in loans outstanding, and a decrease in interest expense on securities sold under repurchase agreements arising from the early termination of some of the long-term repurchase agreements by the lead bank subsidiary.

Net Interest Income

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)

Interest income:
Loans, including fees	$67,872	$63,534	6.8%
Investment securities:
Taxable	26,179	20,519	27.6
Tax-exempt	3,523	3,036	16.0
Other interest income	63	21	200.0

Total interest income	97,637	87,110	12.1

Interest expense:
Savings deposits	871	1,011	(13.8)
Time deposits	3,120	4,445	(29.8)
Securities sold under repurchase agreements	6,236	7,568	(17.6)
Other borrowings	556	290	91.7
Junior subordinated interest deferrable debentures	1,090	1,164	(6.4)

Total interest expense	11,873	14,478	(18.0)

Net interest income	$85,764	$72,632	18.1%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 37 for the March 31, 2014 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)

Service charges on deposit accounts	$22,062	$23,830	(7.4)%
Other service charges, commissions and fees
Banking	10,820	9,983	8.4
Non-banking	1,899	1,061	79.0
Investment securities transactions, net	8,108	9,601	(15.6)
Other investments, net	9,058	6,997	29.5
Other income	6,239	1,780	250.5

Total non-interest income	$58,186	$53,252	9.3%

Total non-interest income increased 9.3% for the quarter ended March 31, 2014 compared the same quarter of 2013.  The increase in other investment income can be attributed to two one-time transactions that occurred in the first quarter of 2014, namely, the sale of an equity investment by a merchant banking company in which the Company holds a 50% interest and insurance proceeds from a policy the lead bank subsidiary had purchased to cover the cost of employee compensation and benefit programs.  The increase in other income for the quarter ended March 31, 2014 can be primarily attributed to the sale of property originally held by the bank subsidiaries resulting in a net gain of approximately $2,900,000, and the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company in the amount of approximately $600,000.

Non-Interest Expense

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)

Employee compensation and benefits	$30,245	$30,211.1%
Occupancy	7,008	7,812	(10.3)
Depreciation of bank premises and equipment	6,092	6,625	(8.0)
Professional fees	3,612	3,723	(3.0)
Deposit insurance assessments	1,439	1,616	(11.0)
Net expense, other real estate owned	929	1,789	(48.1)
Amortization of identified intangible assets	981	1,137	(13.7)
Advertising	1,830	1,846	(.9)
Early termination fee — securities sold under repurchase agreements	11,000	9,885	11.3
Impairment charges (Total other-than-temporary impairment charges, $32, net of $(122) and $968, net of $658 included in other comprehensive loss)	90	310	(71.0)
Other	14,470	15,907	(9.0)

Total non-interest expense	$77,696	$80,861	(3.9)%

Non-interest expense decreased 3.9% for the quarter ended March 31, 2014 compared to the same period of 2013. Included in total non-interest expense for the quarters ended March 31, 2014 and 2013, are charges of $11.0 million and $9.9 million, respectively, recorded by the Company’s lead bank subsidiary.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased .4% to $70,408,000 at March 31, 2014 from $70,161,000 at December 31, 2013.  The provision for probable loan losses charged to expense decreased 72.0% to $2,078,000 for the three months ended March 31, 2014 from $7,419,000 for the same period in 2013. The decrease can be primarily attributed to a decrease in the historical charge off experience used in the calculation of the allowance for probable loan losses.  The historical charge offs have gradually decreased over the last few years as loans have continued to be worked out.  The allowance for probable loan losses was 1.3% of total loans at March 31, 2014 and December 31, 2013, respectively.

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

Loans

Net loans increased 1.7% to $5,216,092,000 at March 31, 2014, from $5,129,074,000 at December 31, 2013.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits increased by 2.3% to $8,436,243,000 at March 31, 2014, from $8,243,425,000 at December 31, 2013.  The increase in deposits is the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2014, the Company had $12,144,185,000 of consolidated assets, of which approximately $179,310,000, or 1.5%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $181,842,000, or 1.5%, at December 31, 2013.  Of the $179,310,000, 90.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 9.1% is secured by foreign real estate; and .7% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2014 and 2013 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  Primary liquidity of the Company and its subsidiaries has been maintained by means of increased investment in shorter-term securities, certificates of deposit and repurchase agreements.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2014, shareholders’ equity was $1,465,916,000 compared to $1,424,408,000 at December 31, 2013, an increase of $41,508,000, or 2.9%.  The increase is primarily due a decrease in other comprehensive loss and the payment of cash dividends to shareholders, offset by the retention of earnings.

The Company had a leverage ratio of 11.72% and 11.61%, risk-weighted Tier 1 capital ratio of 19.22% and 19.33% and risk-weighted total capital ratio of 20.24% and 20.36% at March 31, 2014 and December 31, 2013, respectively.  The identified intangibles and goodwill of $284,737,000 as of March 31, 2014, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2014 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2014	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$306,288	$1,140,263	$3,517,281	$261,125	$5,224,957
Loans, net of non-accruals	3,987,358	204,089	331,889	699,898	5,223,234

Total earning assets	$4,293,646	$1,344,352	$3,849,170	$961,023	$10,448,191

Cumulative earning assets	$4,293,646	$5,637,998	$9,487,168	$10,448,191	$10,448,191

Rate sensitive liabilities

Time deposits	$1,075,723	$1,249,519	$314,876	$68	$2,640,186
Other interest bearing deposits	2,966,062	—	—	—	2,966,062
Securities sold under repurchase agreements	319,245	6,909	511,016	—	837,170
Other borrowed funds	1,139,500	—	—	8,903	1,148,403
Junior subordinated deferrable interest debentures	180,416	—	—	—	180,416

Total interest bearing liabilities	$5,680,946	$1,256,428	$825,892	$8,971	$7,772,237

Cumulative sensitive liabilities	$5,680,946	$6,937,374	$7,763,266	$7,772,237

Repricing gap	(1,387,300)	87,924	3,023,278	952,052	2,675,954
Cumulative repricing gap	(1,387,300)	(1,299,376)	1,723,902	2,675,954
Ratio of interest-sensitive assets to liabilities	.76	1.07	4.66	107.13	1.34
Ratio of cumulative, interest- sensitive assets to liabilities	.76	.81	1.22	1.34

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2014, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2013 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 7, 2014, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2014, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 Plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 Plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of April 28, 2014, a total of 8,093,502 shares had been repurchased under all repurchase programs at a cost of $264,264,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 — January 31, 2014	—	—	—	$40,000,000
February 1 — February 28, 2014	—	—	—	40,000,000
March 1 — March 31, 2014	250,209	$23.00	250,209	34,245,193
	250,209	$23.00	250,209

(1) The repurchase program was extended on March 7, 2014 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2015.

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

++   Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 5, 2014	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 5, 2014	/s/ Imelda Navarro
Imelda Navarro
Treasurer