Form 10-Q
period 2014-06-30
INTERNATIONAL BANCSHARES CORP
filed 2014-08-11
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,892,248 shares outstanding at August 5, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$451,695	$274,785

Investment securities:
Held-to-maturity (Market value of $2,400 on June 30, 2014 and $2,400 on December 31, 2013)	2,400	2,400
Available-for-sale (Amortized cost of $5,209,023 on June 30, 2014 and $5,372,594 on December 31, 2013)	5,225,043	5,304,579

Total investment securities	5,227,443	5,306,979

Loans	5,437,515	5,199,235
Less allowance for probable loan losses	(71,537)	(70,161)

Net loans	5,365,978	5,129,074

Bank premises and equipment, net	518,710	504,842
Accrued interest receivable	31,086	30,654
Other investments	409,910	388,563
Identified intangible assets, net	1,057	3,186
Goodwill	282,532	282,532
Other assets	148,056	158,862

Total assets	$12,436,467	$12,079,477

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2014	2013
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$2,881,581	$2,666,510
Savings and interest bearing demand	2,958,745	2,925,612
Time	2,582,313	2,651,303

Total deposits	8,422,639	8,243,425

Securities sold under repurchase agreements	870,065	957,381
Other borrowed funds	1,358,817	1,223,950
Junior subordinated deferrable interest debentures	180,416	190,726
Other liabilities	68,415	39,587

Total liabilities	10,900,352	10,655,069

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,766,067 shares on June 30, 2014 and 95,743,592 shares on December 31, 2013	95,766	95,744
Surplus	164,681	163,947
Retained earnings	1,531,624	1,467,000
Accumulated other comprehensive income (loss) (including $(5,397) and $(5,646) of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	10,415	(43,774)
	1,802,486	1,682,917

Less cost of shares in treasury, 28,878,612 shares on June 30, 2014 and 28,537,180 December 31, 2013	(266,371)	(258,509)

Total shareholders’ equity	1,536,115	1,424,408

Total liabilities and shareholders’ equity	$12,436,467	$12,079,477

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income:
Loans, including fees	$70,036	$64,617	$137,908	$128,151
Investment securities:
Taxable	26,545	18,601	52,724	39,120
Tax-exempt	2,728	3,085	6,251	6,121
Other interest income	31	21	94	42

Total interest income	99,340	86,324	196,977	173,434

Interest expense:
Savings deposits	915	956	1,786	1,967
Time deposits	3,019	3,978	6,139	8,423
Securities sold under repurchase agreements	6,088	7,312	12,324	14,880
Other borrowings	564	289	1,120	579
Junior subordinated interest deferrable debentures	1,048	1,165	2,138	2,329

Total interest expense	11,634	13,700	23,507	28,178

Net interest income	87,706	72,624	173,470	145,256

Provision for probable loan losses	3,645	4,342	5,723	11,761

Net interest income after provision for probable loan losses	84,061	68,282	167,747	133,495

Non-interest income:
Service charges on deposit accounts	22,450	23,507	44,512	47,337
Other service charges, commissions and fees
Banking	12,090	10,052	22,911	20,035
Non-banking	1,161	1,515	3,060	2,576
Investment securities transactions, net	(379)	—	7,729	9,601
Other investments, net	2,309	8,635	11,367	15,632
Other income	3,822	2,996	10,062	4,776

Total non-interest income	$41,453	$46,705	$99,641	$99,957

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Non-interest expense:
Employee compensation and benefits	$29,989	$30,764	$60,234	$60,975
Occupancy	7,856	7,180	14,864	14,992
Depreciation of bank premises and equipment	6,054	6,619	12,146	13,244
Professional fees	3,315	3,952	6,927	7,675
Deposit insurance assessments	1,558	1,762	2,997	3,378
Net expense, other real estate owned	830	1,575	1,759	3,364
Amortization of identified intangible assets	1,148	1,158	2,129	2,295
Advertising	1,955	2,023	3,785	3,869
Early termination fee — securities sold under repurchase agreements	—	2,418	11,000	12,303
Impairment charges (Total other-than-temporary impairment losses, $(74), net of $(263), $(953), net of $(1,370), $(107), net of $(386), and $15, net of $(712), included in other comprehensive income)	189	417	279	727
Other	15,736	15,846	30,208	31,753

Total non-interest expense	68,630	73,714	146,328	154,575

Income before income taxes	56,884	41,273	121,060	78,877

Provision for income taxes	19,165	13,760	39,695	23,295

Net income	$37,719	$27,513	$81,365	$55,582

Basic earnings per common share:

Weighted average number of shares outstanding:	66,925,664	67,190,792	67,027,750	67,189,196
Net income	$.56	$.41	$1.21	$.83

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,071,370	67,292,053	67,171,257	67,286,026
Net income	$.56	$.41	$1.21	$.83

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$37,719	$27,513	$81,365	$55,582

Other comprehensive income (loss), net of tax

Net unrealized holding gains (losses) on securities available for sale arising during period (tax effects of $18,168, $(35,282), $31,786 and $(40,425))	33,742	(65,523)	59,032	(75,075)
Reclassification adjustment for losses (gains) on securities available for sale included in net income (tax effects of $133, $0, $(2,705)and $(3,360))	246	—	(5,024)	(6,241)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $66, $146, $98 and $254)	123	271	181	473
	34,111	(65,252)	54,189	(80,843)

Comprehensive income (loss)	$71,830	$(37,739)	$135,554	$(25,261)

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:

Net income	$81,365	$55,582

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	5,723	11,761
Specific reserve, other real estate owned	238	478
Depreciation of bank premises and equipment	12,146	13,244
Gain on sale of bank premises and equipment	(3,957)	(516)
Gain on sale of other real estate owned	(298)	(188)
Accretion of investment securities discounts	(1,714)	(1,812)
Amortization of investment securities premiums	13,549	24,256
Investment securities transactions, net	(7,729)	(9,601)
Impairment charges on available-for-sale investment securities	279	727
Amortization of identified intangible assets	2,129	2,295
Stock based compensation expense	465	221
Earnings from affiliates and other investments	(5,086)	(13,209)
Deferred tax benefit	(2,083)	(3,274)
(Increase) decrease in accrued interest receivable	(432)	323
Net (increase) decrease in other assets	(8,136)	17,281
Net decrease in other liabilities	(4,198)	(4,754)

Net cash provided by operating activities	82,261	92,814

Investing activities:

Proceeds from sales and calls of available for sale securities	368,296	178,124
Purchases of available for sale securities	(574,029)	(731,384)
Principal collected on mortgage-backed securities	367,999	749,233
Net increase in loans	(244,308)	(141,191)
Purchases of other investments	(5,602)	(637)
Distributions received on other investments	5,288	20,109
Purchases of bank premises and equipment	(28,846)	(16,321)
Proceeds from sales of other real estate owned	6,919	12,582
Proceeds from sale of bank premises and equipment	6,789	535

Net cash (used in) provided by investing activities	(97,494)	71,050

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013

Financing activities:

Net increase in non-interest bearing demand deposits	$215,071	$147,971
Net increase (decrease) in savings and interest bearing demand deposits	33,133	(33,383)
Net decrease in time deposits	(68,990)	(208,077)
Net decrease in securities sold under repurchase agreements	(87,316)	(104,608)
Net increase in other borrowed funds	134,867	3,431
Purchase of treasury stock	(7,862)	—
Repayment of long-term debt	(10,310)	—
Proceeds from stock transactions	291	64
Payments of dividends on common stock	(16,741)	(13,438)

Net cash provided by (used in) financing activities	192,143	(208,040)

Decrease in cash and cash equivalents	176,910	(44,176)

Cash and cash equivalents at beginning of period	274,785	283,100

Cash and cash equivalents at end of period	$451,695	$238,924

Supplemental cash flow information:
Interest paid	$24,365	$29,910
Income taxes paid	53,288	35,171
Non-cash investing and financing activities:
Net transfer from loans to other real estate owned	(1,681)	(657)

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation and Premier Tierra Holdings, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any future period.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, otherwise known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville.  The Company applies the provision of ASC Topic 280, “Segment Reporting,” in determining its reportable segments and related disclosures.

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

The following table represents financial instruments reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,927,862	$—	$4,901,866	$25,996
States and political subdivisions	268,095	—	268,095	—
Other	29,086	29,086	—	—
Total	$5,225,043	$29,086	$5,169,961	$25,996

The following table represents financial instruments reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$5,027,701	$—	$4,999,849	$27,852
States and political subdivisions	248,410	—	248,410	—
Other	28,468	28,468	—	—
Total	$5,304,579	$28,468	$5,248,259	$27,852

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

Assumptions used in the discounted cash flow model as of June 30, 2014 and December 31, 2013, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2013	$27,852
Principal paydowns	(1,962)
Total unrealized gains (losses) included in:
Other comprehensive income	386
Impairment realized in earnings	(279)

Balance at June 30, 2014	$25,996

Certain financial instruments are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision During Six Month
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$24,223	$—	$—	$24,223	$4,363
Other real estate owned	6,352	—	—	6,352	238

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the year ended December 31, 2013 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision During Twelve Month
	2013	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$28,391	$—	$—	$28,391	$13,229
Other real estate owned	16,329	—	—	16,329	1,204

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice.  Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  As part of the weekly credit quality meetings and the determination of the loan loss provision, obsolete appraisals are identified.  Appraisals are considered for each type of impaired collateral dependent loan and new or updated appraisals may be obtained as warranted after evaluation of any material deterioration in the performance of the project or changes in project specifications, the economic conditions for the geographic area where the property is located, a change in the use of the property, differences between the current property conditions and the conditions assumed in prior appraisals or evaluations, or, if it’s an income producing property, changes in the cash flow on the property.  All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for probable loan losses based upon the fair value of the underlying collateral.  As of June 30, 2014, the Company had $64,092,000 of impaired commercial collateral dependent loans, of which $29,544,000 had an appraisal or evaluation performed within the immediately preceding twelve months.  As of December 31, 2013, the Company had $64,585,000 of impaired commercial collateral dependent loans, of which $50,346,000 had an appraisal or evaluation performed within the immediately preceding twelve months.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the six months ended June 30, 2014 and the twelve months ended December 31, 2013, respectively the Company recorded $174,000 and $402,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the six months ended June 30, 2014 and twelve months ended December 31, 2013, respectively, the Company recorded $238,000 and $1,204,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2014 and December 31, 2013 are outlined below.

Cash and Cash Equivalents

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At June 30, 2014, and December 31, 2013, the carrying amount of fixed rate performing loans was $1,289,469,000 and $1,243,252,000 respectively, and the estimated fair value was $1,237,981,000 and $1,196,916,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2014 and December 31, 2013.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At June 30, 2014 and December 31, 2013, the carrying amount of time deposits was $2,582,313,000 and $2,651,303,000, respectively, and the estimated fair value was $2,580,859,000 and $2,648,452,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2014 and December 31, 2013.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At June 30, 2014 and December 31, 2013, respectively, the carrying amount of long-term repurchase agreements was $610,000,000 and $710,000,000 and the estimated fair value was $673,150,200 and $792,215,500, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2014 and December 31, 2013.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2014 and December 31, 2013.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At June 30, 2014 and December 31, 2013, the carrying amount of the long-term FHLB borrowings was $6,316,000, and $8,951,000, respectively, and the estimated fair value was $6,589,000 and $8,950,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in Thousands)

Commercial, financial and agricultural	$3,000,427	$2,894,779
Real estate — mortgage	860,867	847,692
Real estate — construction	1,324,207	1,208,508
Consumer	62,885	66,414
Foreign	189,129	181,842

Total loans	$5,437,515	$5,199,235

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Quarter Ended June 30, 2014
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$27,923	$13,475	$18,934	$819	$3,524	$3,968	$748	$1,017	$70,408
Losses charge to allowance	(2,379)	(399)	(170)	—	(103)	(7)	(222)	(47)	(3,327)
Recoveries credited to allowance	620	21	35	—	1	67	67	—	811
Net (losses) gains charged to allowance	(1,759)	(378)	(135)	—	(102)	60	(155)	(47)	(2,516)

Provision (credit) charged to operations	1,842	(91)	739	(33)	299	708	113	68	3,645

Balance at June 30,	$28,006	$13,006	$19,538	$786	$3,721	$4,736	$706	$1,038	$71,537

	Quarter Ended June 30, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$20,926	$11,053	$20,651	$609	$3,868	$4,011	$820	$1,030	$62,968
Losses charge to allowance	(2,663)	(120)	(1)	—	(27)	(140)	(105)	—	(3,056)
Recoveries credited to allowance	557	13	128	—	4	30	60	5	797
Net (losses) gains charged to allowance	(2,106)	(107)	127	—	(23)	(110)	(45)	5	(2,259)

Provision (credit) charged to operations	1,856	678	1,605	14	10	146	22	11	4,342

Balance at June 30,	$20,676	$11,624	$22,383	$623	$3,855	$4,047	$797	$1,046	$65,051

	Six Months Ended June 30, 2014
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,433	$12,541	$24,467	$776	$3,812	$4,249	$750	$1,133	$70,161
Losses charge to allowance	(4,860)	(399)	(170)	—	(130)	(153)	(409)	(50)	(6,171)
Recoveries credited to allowance	1,416	52	58	—	5	100	147	46	1,824
Net losses charged to allowance	(3,444)	(347)	(112)	—	(125)	(53)	(262)	(4)	(4,347)

Provision (credit) charged to operations	9,017	812	(4,817)	10	34	540	218	(91)	5,723

Balance at June 30,	$28,006	$13,006	$19,538	$786	$3,721	$4,736	$706	$1,038	$71,537

	Six Months Ended June 30, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$11,632	$12,720	$21,880	$694	$4,390	$4,448	$1,289	$1,140	$58,193
Losses charge to allowance	(5,326)	(248)	(61)	—	(199)	(395)	(316)	(20)	(6,565)
Recoveries credited to allowance	1,251	26	141	—	9	124	106	5	1,662
Net (losses) gains charged to allowance	(4,075)	(222)	80	—	(190)	(271)	(210)	(15)	(4,903)

Provision (credit) charged to operations	13,119	(874)	423	(71)	(345)	(130)	(282)	(79)	11,761

Balance at June 30,	$20,676	$11,624	$22,383	$623	$3,855	$4,047	$797	$1,046	$65,051

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$38,072	$16,368	$1,114,058	$11,638
Commercial real estate: other construction & land development	11,520	1,119	1,312,687	11,887
Commercial real estate: farmland & commercial	14,464	2,441	1,729,852	17,097
Commercial real estate: multifamily	266	—	103,715	786
Residential: first lien	5,689	—	407,915	3,721
Residential: junior lien	3,110	—	444,153	4,736
Consumer	1,363	—	61,522	706
Foreign	424	—	188,705	1,038

Total	$74,908	$19,928	$5,362,607	$51,609

	December 31, 2013
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$34,183	$12,234	$1,008,459	$10,199
Commercial real estate: other construction & land development	13,976	852	1,194,532	11,689
Commercial real estate: farmland & commercial	16,038	2,916	1,734,001	21,551
Commercial real estate: multifamily	295	—	101,803	776
Residential: first lien	6,153	—	432,309	3,812
Residential: junior lien	3,206	—	406,024	4,249
Consumer	1,606	—	64,808	750
Foreign	436	—	181,406	1,133

Total	$75,893	$16,002	$5,123,342	$54,159

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Domestic
Commercial	$38,011	$34,110
Commercial real estate: other construction & land development	9,267	11,726
Commercial real estate: farmland & commercial	12,200	13,775
Commercial real estate: multifamily	266	295
Residential: first lien	698	1,266
Residential: junior lien	1,554	1,576
Consumer	39	75

Total non-accrual loans	$62,035	$62,823

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

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2014 and December 31, 2013:

	June 30, 2014
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,686	$17,685	$16,368	$17,685	$—	$17,486	$—
Commercial real estate: other construction & land development	6,895	6,904	1,119	6,896	—	6,897	—
Commercial real estate: farmland & commercial	5,943	6,262	2,441	6,374	23	6,499	46
Total impaired loans with related allowance	$30,524	$30,851	$19,928	$30,955	$23	$30,882	$46

	June 30, 2014
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$20,386	$20,436	$20,347	$1	$18,704	$2
Commercial real estate: other construction & land development	4,625	4,676	5,226	19	6,014	37
Commercial real estate: farmland & commercial	8,521	9,896	8,854	—	8,755	—
Commercial real estate: multifamily	266	266	270	—	278	—
Residential: first lien	5,689	5,810	6,057	64	6,172	127
Residential: junior lien	3,110	3,130	3,114	24	3,124	47
Consumer	1,363	1,365	1,369	1	1,406	2
Foreign	424	424	426	5	429	9
Total impaired loans with no related allowance	$44,384	$46,003	$45,663	$114	$44,882	$224

	December 31, 2013
		Unpaid		Year to Date
	Recorded	Principal	Related	Average Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,178	$17,177	$12,234	$18,019	$38
Commercial real estate: other construction & land development	6,818	6,825	852	6,058	—
Commercial real estate: farmland & commercial	7,259	10,697	2,916	7,167	92
Total impaired loans with related allowance	$31,255	$34,699	$16,002	$31,244	$130

	December 31, 2013
			Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,005	$17,023	$16,778	$2
Commercial real estate: other construction & land development	7,158	7,187	18,164	74
Commercial real estate: farmland & commercial	8,779	9,949	7,313	—
Commercial real estate: multifamily	295	295	322	—
Residential: first lien	6,153	6,258	4,860	179
Residential: junior lien	3,206	3,226	2,347	99
Consumer	1,606	1,612	1,380	1
Foreign	436	436	452	19
Total impaired loans with no related allowance	$44,638	$45,986	$51,616	$374

The following tables detail key information regarding the Company’s average recorded investment in impaired loans and interest recognized on impaired loans by loan class at June 30, 2013:

	June 30, 2013
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$18,174	$10	$18,184	$21
Commercial real estate: other construction & land development	3,969	—	4,820	—
Commercial real estate: farmland & commercial	6,879	23	6,666	46
Total impaired loans with related allowance	$29,022	$33	$29,670	$67

	June 30, 2013
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,309	$—	$16,475	$—
Commercial real estate: other construction & land development	20,217	18	20,451	37
Commercial real estate: farmland & commercial	6,579	—	5,793	—
Commercial real estate: multifamily	329	—	337	—
Residential: first lien	4,605	39	4,222	72
Residential: junior lien	1,713	24	1,722	49
Consumer	1,236	—	1,241	—
Foreign	455	5	456	9
Total impaired loans with no related allowance	$52,443	$86	$50,697	$167

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

Management of the Company recognizes the risks associated with these impaired loans.  However, management’s decision to place loans in this category does not necessarily mean that losses will occur. In the current environment, troubled loan management can be protracted because of the legal and process problems that delay the collection of an otherwise collectable loan.  Additionally, management believes that the collateral related to these impaired loans and/or the secondary support from guarantors mitigates the potential for losses from impaired loans.    It is also important to note that even though the economic conditions in Texas and Oklahoma are weakened, we believe these markets are continuing to improve and continue to be in a position to recover better than many other areas of the country.  Loans accounted for as “troubled debt restructuring,” which are included in impaired loans, were not significant and totaled $21,974,000 and $20,358,000 as of June 30, 2014 and December 31, 2013, respectively.

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2014 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at June 30, 2014 and December 31, 2013:

	June 30, 2014
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$14,276	$852	$42,266	$8,038	$57,394	$1,094,736	$1,152,130
Commercial real estate: other construction & land development	1,212	870	8,229	6	10,311	1,313,896	1,324,207
Commercial real estate: farmland & commercial	10,949	4,628	9,383	1,370	24,960	1,719,356	1,744,316
Commercial real estate: multifamily	581	—	266	—	847	103,134	103,981
Residential: first lien	4,425	2,625	2,589	2,026	9,639	403,965	413,604
Residential: junior lien	896	232	2,222	696	3,350	443,913	447,263
Consumer	941	457	827	789	2,225	60,660	62,885
Foreign	3,326	55	158	158	3,539	185,590	189,129
Total past due loans	$36,606	$9,719	$65,940	$13,083	$112,265	$5,325,250	$5,437,515

	December 31, 2013
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,240	$538	$36,066	$2,051	$40,844	$1,001,798	$1,042,642
Commercial real estate: other construction & land development	1,042	—	9,942	62	10,984	1,197,524	1,208,508
Commercial real estate: farmland & commercial	6,216	520	6,990	417	13,726	1,736,313	1,750,039
Commercial real estate: multifamily	39	142	295	—	476	101,622	102,098
Residential: first lien	4,758	3,046	4,541	3,518	12,345	426,117	438,462
Residential: junior lien	606	198	1,900	368	2,704	406,526	409,230
Consumer	1,523	469	803	781	2,795	63,619	66,414
Foreign	1,467	417	—	—	1,884	179,958	181,842
Total past due loans	$19,891	$5,330	$60,537	$7,197	$85,758	$5,113,477	$5,199,235

The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List - Pass Credits,” or (iii) “Watch List - Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect the Company’s opinion that the loans reflect potential weakness which require monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List - Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List — Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List — Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the Company if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits in accordance with the provisions of ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10, is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2014 and December 31, 2013 is as follows:

		June 30, 2014
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$1,058,402	$1,017	$2,270	$52,369	$38,072
Commercial real estate: other construction & land development	1,257,444	344	10,835	44,064	11,520
Commercial real estate: farmland & commercial	1,627,979	9,264	20,646	71,963	14,464
Commercial real estate: multifamily	102,887	—	—	828	266
Residential: first lien	407,780	114	—	21	5,689
Residential: junior lien	443,702	—	—	451	3,110
Consumer	61,522	—	—	—	1,363
Foreign	188,399	—	—	306	424
Total	$5,148,115	$10,739	$33,751	$170,002	$74,908

		December 31, 2013
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$955,522	$2,270	$4,389	$46,278	$34,183
Commercial real estate: other construction & land development	1,167,295	14,247	9,318	3,672	13,976
Commercial real estate: farmland & commercial	1,635,179	56,438	21,912	20,472	16,038
Commercial real estate: multifamily	100,948	—	—	855	295
Residential: first lien	432,067	122	—	120	6,153
Residential: junior lien	405,731	—	—	293	3,206
Consumer	64,808	—	—	—	1,606
Foreign	180,837	—	—	569	436
Total	$4,942,387	$73,077	$35,619	$72,259	$75,893

The increase in the watch-list substandard category can be attributed primarily to a loan relationship that deteriorated in the first six months of 2014. The majority of the relationship had previously been included in the special review category at December 31, 2013.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2014, 206,750 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2013	515,143	$15.98
Plus: Options granted	549,750	21.42
Less:
Options exercised	22,475	12.95
Options expired	—	—
Options forfeited	14,025	17.77
Options outstanding at June 30, 2014	1,028,393	18.93	5.79	$8,303

Options fully vested and exercisable at June 30, 2014	248,636	$17.49	2.24	$2,369

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2014 was approximately $304,000 and $465,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2013 was approximately $107,000 and $221,000, respectively.  As of June 30, 2014, there was approximately $4,527,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.5 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2014 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,923,587	$58,667	$(54,391)	$4,927,863	$4,927,863
Obligations of states and political subdivisions	257,361	16,550	(5,817)	268,094	268,094
Equity securities	28,075	1,252	(241)	29,086	29,086
Total investment securities	$5,209,023	$76,469	$(60,449)	$5,225,043	$5,225,043

(1)         Included in the carrying value of residential mortgage-backed securities are $1,646,495 of mortgage-backed securities issued by Ginnie Mae, $3,255,372 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $25,996 issued by non-government entities

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

(1)         Included in the carrying value of residential mortgage-backed securities are $1,799,807 of mortgage-backed securities issued by Ginnie Mae, $3,200,042 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $27,852 issued by non-government entities

The amortized cost and estimated fair value of investment securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	719	797
Due after ten years	—	—	256,642	267,297
Residential mortgage-backed securities	—	—	4,923,587	4,927,863
Equity securities	—	—	28,075	29,086
Total investment securities	$2,400	$2,400	$5,209,023	$5,225,043

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,520,425,000 and $2,535,969,000 at June 30, 2014.

Proceeds from the sale of securities available-for-sale were $110,020,000 and $368,296,000 for the three and six months ended June 30, 2014, which included $110,020,000 and $367,641,000 of mortgage-backed securities. Gross gains of $1,371,000 and $9,479,000 and gross losses of $1,750,000 and $1,750,000 were realized on the sales for the three and six months ended June 30, 2014, respectively.  Proceeds from the sale of securities available-for-sale were $0 and $178,124,000 for the three and six months ended June 30, 2013, which included $0 and $177,623,000 of mortgage-backed securities. Gross gains of $0 and $9,601,000 and gross losses of $0 and $0 were realized on the sales for the three and six months ended June 30, 2013, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$219,141	$(755)	$2,240,363	$(53,636)	$2,459,504	$(54,391)
Obligations of states and political subdivisions	4,740	(216)	40,487	(5,601)	45,227	(5,817)
Other equity securities	—	—	10,509	(241)	10,509	(241)
	$223,881	$(971)	$2,291,359	$(59,478)	$2,515,240	$(60,449)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell such mortgage-backed securities, and will more than likely not be required to sell such securities before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $189,000 ($122,900, after tax) and $279,000 ($181,300, after tax) were recorded for the three and six months ended June 30, 2014, respectively. Impairment charges of $417,000 ($271,000, after tax) and $727,000 ($473,000, after tax) were recorded for the three and six months ended June 30, 2013, respectively. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended June 30, 2014 (Dollars in Thousands):

Balance at March 31, 2014	$11,896
Impairment charges recognized during period	189
Balance at June 30, 2014	$12,085

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the six months ended June 30, 2014 (Dollars in Thousands):

Balance at December 31, 2013	$11,806
Impairment charges recognized during period	279
Balance at June 30, 2014	$12,085

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended June 30, 2013 (Dollars in Thousands):

Balance at March 31, 2013	$10,742
Impairment charges recognized during period	417
Balance at June 30, 2013	$11,159

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the six months ended June 30, 2013 (Dollars in Thousands):

Balance at December 31, 2012	$10,432
Impairment charges recognized during period	727
Balance at June 30, 2013	$11,159

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2014, other borrowed funds totaled $1,358,817,000, an increase of 11.0% from $1,223,950,000 at December 31, 2013.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of June 30, 2014 and December 31, 2013, the principal amount of debentures outstanding totaled $180,416,000 and $190,726,000, respectively. On February 11, 2014, the Company bought back the capital securities of IB Capital Trust VII from the holder of the securities for a price that reflected an approximate six percent discount from the redemption price of the securities and thereby retired the $10,310,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VII.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2014 and December 31, 2013, the total $180,416,000 and $190,726,000, respectively, of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2014:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date(1)
	(In Thousands)

Trust VI	$25,774	Quarterly	3.67%	LIBOR + 3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.28%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.85%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.88%	LIBOR + 1.65	February 2037	February 2012
Trust XI	32,990	Quarterly	1.85%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.68%	LIBOR + 1.45	September 2037	September 2012
	$180,416

(1) The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U. S. Treasury sold the Warrant to a third party.  As of June 30, 2014, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.

The Company paid cash dividends to the common shareholders of $.25 per share on April 18, 2014 to all holders of record on April 1, 2014.  The Company paid cash dividends to the common shareholders of $.20 per share on April 20, 2013 to all holders of record on April 1, 2013 and $.23 per share on October 15, 2013 to all holders of record on September 30, 2013, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 7, 2014, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2014, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 5, 2014, a total of 8,184,725 shares had been repurchased under all programs at a cost of $245,397,000.

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

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 11.81% and 11.61%, risk-weighted Tier 1 capital ratio of 19.45% and 19.33% and risk-weighted total capital ratio of 20.47% and 20.36% at June 30, 2014 and December 31, 2013, respectively.  The identified intangibles and goodwill of $283,589,000 as of June 30, 2014, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2014, the total of $180,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2013, included in the Company’s 2013 Form 10-K.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any future period.

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

•                  Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 217 facilities and more than 315 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2014	December 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,436,467	$12,079,477	3.0%
Net loans	5,365,978	5,129,074	4.6
Deposits	8,422,639	8,243,425	2.2
Other borrowed funds	1,358,817	1,223,950	11.0
Junior subordinated deferrable interest debentures	180,416	190,726	(5.4)%
Shareholders’ equity	1,536,115	1,424,408	7.8%

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Interest income	$99,340	$86,324	15.1%	$137,908	$173,434	(20.5)%
Interest expense	11,634	13,700	(15.1)	23,507	28,178	(16.6)
Net interest income	87,706	72,624	20.8	173,470	145,256	19.4
Provision for probable loan losses	3,645	4,342	(16.1)	5,723	11,761	(51.3)
Non-interest income	41,453	46,705	(11.2)	99,641	99,957	(.3)
Non-interest expense	68,630	73,714	(6.9)	146,328	154,575	(5.3)
Net income	37,719	27,513	37.1	81,365	55,582	46.4

Per common share:
Basic	$.56	$.41	36.6%	$1.21	$.83	45.8%
Diluted	.56	.41	36.6	1.21	.83	45.8

Net Income

Net income for the three months ended June 30, 2014 increased by 37.1% when compared to the same period in 2013.  Net income for the three and six months ended June 30, 2014 was positively impacted by an increase in the Company’s net interest margin, as well as a 51.3% decrease in the provision for probable loan losses for the six months ended June 30, 2014.  The increase in the net interest margin can be primarily attributed to increased levels of interest income arising from the repositioning of the investment portfolio the Company undertook in 2013, an increase in loans outstanding, and a decrease in interest expense on securities sold under repurchase agreements arising from the early termination of some of the long-term repurchase agreements by the lead bank subsidiary.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Interest income:
Loans, including fees	$70,036	$64,617	8.4%	$137,908	$128,151	7.6%
Investment securities:
Taxable	26,545	18,601	42.7	57,724	39,120	47.6
Tax-exempt	2,728	3,085	(11.6)	6,251	6,121	2.1
Other interest income	31	21	47.6	94	42	123.8

Total interest income	99,340	86,324	15.1	196,977	173,434	13.6

Interest expense:
Savings deposits	915	956	(4.3)	1,786	1,967	(9.2)
Time deposits	3,019	3,978	(24.1)	6,139	8,423	(27.1)
Securities sold under repurchase agreements	6,088	7,312	(16.7)	12,324	14,880	(17.2)
Other borrowings	564	289	95.2	1,120	579	93.4
Junior subordinated interest deferrable debentures	1,048	1,165	(10.0)	2,138	2,329	(8.2)

Total interest expense	11,634	13,700	(15.1)	23,507	28,178	(16.6)

Net interest income	$87,706	$72,624	20.8%	$173,470	$145,256	19.4%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 40 for the June 30, 2014 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Service charges on deposit accounts	$22,450	$23,507	(4.5)%	$44,512	$47,337	(6.0)%
Other service charges, commissions and fees
Banking	12,090	10,052	20.3	22,911	20,035	14.4
Non-banking	1,161	1,515	(23.4)	3,060	2,576	18.8
Investment securities transactions, net	(379)	—	100.0	7,729	9,601	(19.5)
Other investments, net	2,309	8,635	(73.3)	11,367	15,632	(27.3)
Other income	3,822	2,996	27.6	10,062	4,776	110.7

Total non-interest income	$41,453	$46,705	(11.2)%	$99,641	$99,957	(.3)%

Total non-interest income decreased .3% for the six months ended June 30, 2014 from the same period of 2013.  The increase in other income for the six months ended June 20, 2014 can be primarily attributed to the sale of property originally held by the bank subsidiaries resulting in a net gain of approximately $2,900,000, and the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company in the amount of approximately $600,000, which were recorded in the first quarter of 2014.  The decrease in other investment income for the six months ended June 30, 2014 compared to the same period of 2013 can be attributed to the sale of a partnership where the holding company held an equity position resulting in income of $5.5 million and recorded in the second quarter of 2013.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Employee compensation and benefits	$29,989	$30,764	(2.5)%	$60,234	$60,975	(1.2)%
Occupancy	7,856	7,180	9.4	14,864	14,992	(0.9)
Depreciation of bank premises and equipment	6,054	6,619	(8.5)	12,146	13,244	(8.3)
Professional fees	3,315	3,952	(16.1)	6,927	7,675	(9.7)
Deposit insurance assessments	1,558	1,762	(11.6)	2,997	3,378	(11.3)
Net expense, other real estate owned	830	1,575	(47.3)	1,759	3,364	(47.7)
Amortization of identified intangible assets	1,148	1,158	(0.9)	2,129	2,295	(7.2)
Advertising	1,955	2,023	(3.4)	3,785	3,869	(2.2)
Early termination fee — securities sold under repurchase agreements	—	2,418	(100)	11,000	12,303	(10.6)
Impairment charges (Total other-than-temporary impairment losses, $(953), net of $(1,370), $(301), net of $(523), $15, net of $(712) and $1,349, net of $941 included in other comprehensive income)	189	417	(54.7)	279	727	(61.6)
Other	15,736	15,846	(0.7)	30,208	31,753	(4.9)

Total non-interest expense	$68,630	$73,714	(6.9)%	$146,328	$154,575	(5.3)%

Non-interest expense decreased 6.9% for the three months ended June 30, 2014 and 5.3% for the six months ended June 30, 2014 compared to the same periods of 2013.  Included in total non-interest expense for the six months ended June 30, 2014 and 2013 are charges of $11.0 million and $12.3 million, respectively.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 2.0% to $71,537,000 at June 30, 2014 from $70,161,000 at December 31, 2013.  The provision for probable loan losses charged to expense decreased 51.3% to $5,723,000 for the six months ended June 30, 2014 from $11,761,000 for the same period in 2013.  The allowance for probable loan losses was 1.3% of total loans at June 30, 2014 and December 31, 2013, respectively.

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

Loans

Net loans increased 4.6% to $5,365,978,000 at June 30, 2014, from $5,129,074,000 at December 31, 2013.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits increased by 2.2% to $8,422,639,000 at June 30, 2014, from $8,243,425,000 at December 31, 2013.  The increase in deposits is the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2014, the Company had $12,436,467,000 of consolidated assets, of which approximately $189,129,000, or 1.5%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $181,842,000, or 1.5%, at December 31, 2013.  Of the $189,129,000, 88.1% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 8.6% is secured by foreign real estate; and 3.3% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2014, shareholders’ equity was $1,536,115,000 compared to $1,424,408,000 at December 31, 2013, an increase of $111,707,000, or 7.8%.  The increase is primarily due to a decrease in other comprehensive loss and the payment of cash dividends to shareholders, offset by the retention of earnings.

The Company had a leverage ratio of 11.81% and 11.61%, risk-weighted Tier 1 capital ratio of 19.45% and 19.33% and risk-weighted total capital ratio of 20.47% and 20.36% at June 30, 2014 and December 31, 2013, respectively.  The identified intangibles and goodwill of $283,589,000 as of June 30, 2014, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2014 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity
(Dollars in Thousands)

	Rate/Maturity
June 30, 2014	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$360,443	$945,703	$3,653,202	$268,095	$5,227,443
Loans, net of non-accruals	4,068,675	243,580	335,738	727,486	5,375,480

Total earning assets	$4,429,118	$1,189,283	$3,988,940	$995,581	$10,602,923

Cumulative earning assets	$4,429,118	$5,618,401	$9,607,341	$10,602,923

Rate sensitive liabilities

Time deposits	$1,009,725	$1,272,431	$300,103	$52	$2,582,313
Other interest bearing deposits	2,958,745	—	—	—	2,958,745
Securities sold under repurchase agreements	340,028	19,004	511,033	—	870,065
Other borrowed funds	1,352,500	—	—	5,317	1,358,817
Junior subordinated deferrable interest debentures	180,416	—	—	—	180,416

Total interest bearing liabilities	$5,841,413	$1,291,435	$811,137	$6,369	$7,950,353

Cumulative sensitive liabilities	$5,841,413	$7,132,848	$7,943,985	$7,950,353

Repricing gap	(1,412,295)	(102,152)	3,177,803	989,213	2,652,569
Cumulative repricing gap	(1,412,295)	(1,514,447)	1,663,357	2,652,569
Ratio of interest-sensitive assets to liabilities	.76	.92	4.92	156.32	1.33
Ratio of cumulative, interest-sensitive assets to liabilities	.76	.79	1.21	1.33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2014, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2013 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 7, 2014, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2014, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 Plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 Plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 5, 2014, a total of 8,184,725 shares had been repurchased under all repurchase programs at a cost of $245,397,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April 1 — April 30, 2014	166	23.49	—	$39,996,000
May 1 — May 31, 2014	91,057	23.09	91,057	39,850,000
June 1 — June 30, 2014	—	—	—	39,850,000
	91,223	23.05	91,057

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 11, 2014	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 11, 2014	/s/ Imelda Navarro
Imelda Navarro
Treasurer