Form 10-Q
period 2014-09-30
INTERNATIONAL BANCSHARES CORP
filed 2014-11-10
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,595,786 shares outstanding at November 4, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$303,570	$274,785

Investment securities:
Held-to-maturity (Market value of $2,400 on September 30, 2014 and $2,400 on December 31, 2013)	2,400	2,400
Available-for-sale (Amortized cost of $4,803,160 on September 30, 2014 and $5,372,594 on December 31, 2013)	4,803,290	5,304,579

Total investment securities	4,805,690	5,306,979

Loans	5,660,578	5,199,235
Less allowance for probable loan losses	(71,727)	(70,161)

Net loans	5,588,851	5,129,074

Bank premises and equipment, net	524,384	504,842
Accrued interest receivable	28,573	30,654
Other investments	402,672	388,563
Identified intangible assets, net	940	3,186
Goodwill	282,532	282,532
Other assets	141,975	158,862

Total assets	$12,079,187	$12,079,477

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2014	2013
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand – non-interest bearing	$2,894,294	$2,666,510
Savings and interest bearing demand	2,997,540	2,925,612
Time	2,522,239	2,651,303

Total deposits	8,414,073	8,243,425

Securities sold under repurchase agreements	869,411	957,381
Other borrowed funds	987,181	1,223,950
Junior subordinated deferrable interest debentures	180,416	190,726
Other liabilities	90,496	39,587

Total liabilities	10,541,577	10,655,069

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,773,984 shares on September 30, 2014 and 95,743,592 shares on December 31, 2013	95,774	95,744
Surplus	165,088	163,947
Retained earnings	1,546,841	1,467,000
Accumulated other comprehensive income (loss) (including $(5,217) and $(5,646) of comprehensive loss related to other- than-temporary impairment for non-credit related issues)	133	(43,774)
	1,807,836	1,682,917

Less cost of shares in treasury, 29,029,808 shares on September 30, 2014 and 28,537,180 December 31, 2013	(270,226)	(258,509)

Total shareholders’ equity	1,537,610	1,424,408

Total liabilities and shareholders’ equity	$12,079,187	$12,079,477

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income:
Loans, including fees	$71,026	$66,482	$208,934	$194,633
Investment securities:
Taxable	24,149	21,821	76,873	60,941
Tax-exempt	2,744	3,318	8,995	9,439
Other interest income	39	29	133	71

Total interest income	97,958	91,650	294,935	265,084

Interest expense:
Savings deposits	898	885	2,684	2,852
Time deposits	2,976	3,644	9,115	12,067
Securities sold under repurchase agreements	6,150	7,162	18,474	22,042
Other borrowings	488	454	1,608	1,033
Junior subordinated interest deferrable debentures	1,063	862	3,201	3,191

Total interest expense	11,575	13,007	35,082	41,185

Net interest income	86,383	78,643	259,853	223,899

Provision for probable loan losses	2,816	5,800	8,539	17,561

Net interest income after provision for probable loan losses	83,567	72,843	251,314	206,338

Non-interest income:
Service charges on deposit accounts	22,514	25,026	67,026	72,363
Other service charges, commissions and fees
Banking	10,880	11,327	33,791	31,362
Non-banking	2,083	2,092	5,143	4,668
Investment securities transactions, net	(6,446)	—	1,283	9,601
Other investments, net	5,641	3,871	17,008	19,503
Other income	1,811	2,165	11,873	6,941

Total non-interest income	36,483	44,481	136,124	144,438

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Non-interest expense:
Employee compensation and benefits	$32,326	$30,627	$92,560	$91,602
Occupancy	7,865	7,604	22,729	22,596
Depreciation of bank premises and equipment	5,937	6,433	18,083	19,677
Professional fees	3,416	3,669	10,343	11,344
Deposit insurance assessments	1,515	1,683	4,512	5,061
Net expense, other real estate owned	(55)	1,360	1,704	4,724
Amortization of identified intangible assets	117	1,156	2,246	3,451
Advertising	1,928	1,795	5,713	5,664
Early termination fee — securities sold under repurchase agreements	—	—	11,000	12,303
Impairment charges (Total other-than-temporary impairment losses, $(8), net of $(281), $(13), net of $(560), $(115), net of $(667), and $(27), net of $(1,273), included in other comprehensive income)	273	573	552	1,300
Other	16,835	15,327	47,043	47,080

Total non-interest expense	70,157	70,227	216,485	224,802

Income before income taxes	49,893	47,097	170,953	125,974

Provision for income taxes	16,660	15,271	56,356	38,566

Net income	$33,233	$31,826	$114,597	$87,408

Basic earnings per common share:

Weighted average number of shares outstanding:	66,860,997	67,197,847	66,971,555	67,192,112
Net income	$.50	$.47	$1.71	$1.30

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	67,016,937	67,333,442	67,119,213	67,301,863
Net income	$.50	$.47	$1.71	$1.30

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$33,233	$31,826	$114,597	$87,408

Other comprehensive income (loss), net of tax

Net unrealized holding gains (losses) on securities available for sale arising during period (tax effects of $(7,888), $609, $23,898 and $(39,816))	(14,649)	1,132	44,382	(73,943)
Reclassification adjustment for losses (gains) on securities available for sale included in net income (tax effects of $2,256, $0, $(449) and $(3,360))	4,190	—	(834)	(6,241)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $96 , $201, $193 and $455)	177	372	359	845
	(10,282)	1,504	43,907	(79,339)

Comprehensive income	$22,951	$33,330	$158,504	$8,069

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:

Net income	$114,597	$87,408

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	8,539	17,561
Specific reserve, other real estate owned	371	478
Depreciation of bank premises and equipment	18,083	19,677
Gain on sale of bank premises and equipment	(3,955)	(626)
Gain on sale of other real estate owned	(314)	(201)
Accretion of investment securities discounts	(2,161)	(2,844)
Amortization of investment securities premiums	20,096	35,666
Investment securities transactions, net	(1,283)	(9,601)
Impairment charges on available-for-sale investment securities	552	1,300
Amortization of identified intangible assets	2,246	3,451
Stock based compensation expense	766	322
Earnings from affiliates and other investments	(10,455)	(16,085)
Deferred tax benefit	(2,993)	(2,325)
Decrease in accrued interest receivable	2,081	2,051
Net (increase) decrease in other assets	(4,779)	16,624
Net decrease in other liabilities	8,300	7,535

Net cash provided by operating activities	149,691	160,391

Investing activities:

Proceeds from sales and calls of available for sale securities	621,588	178,124
Purchases of available for sale securities	(648,910)	(1,274,574)
Principal collected on mortgage-backed securities	582,631	1,025,015
Net increase in loans	(470,723)	(285,453)
Purchases of other investments	(12,930)	(1,637)
Distributions received on other investments	23,311	4,159
Purchases of bank premises and equipment	(42,089)	(30,792)
Proceeds from sales of other real estate owned	10,251	19,303
Proceeds from sale of bank premises and equipment	8,419	653

Net cash (used in) provided by investing activities	71,548	(365,202)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013

Financing activities:

Net increase in non-interest bearing demand deposits	$227,784	$185,882
Net increase (decrease) in savings and interest bearing demand deposits	71,928	(108,029)
Net decrease in time deposits	(129,064)	(252,260)
Net decrease in securities sold under repurchase agreements	(87,970)	(128,542)
Net (decrease) increase in other borrowed funds	(236,769)	540,466
Purchase of treasury stock	(11,717)	—
Repayment of long-term debt	(10,310)	—
Proceeds from stock transactions	405	146
Payments of dividends on common stock	(16,741)	(13,438)

Net cash provided by (used in) financing activities	(192,454)	224,225

Increase in cash and cash equivalents	28,785	19,414

Cash and cash equivalents at beginning of period	274,785	283,100

Cash and cash equivalents at end of period	$303,570	$302,514

Supplemental cash flow information:
Interest paid	$35,764	$43,405
Income taxes paid	64,912	45,480
Non-cash investing and financing activities:
Dividends declared, not yet paid on common stock	18,021	15,456
Net transfer from loans to other real estate owned	(2,406)	(371)

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, IBC Capital Corporation, Premier Tierra Holdings, Inc and IBC Charitable and Community Development Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any future period.

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

The following table represents financial instruments reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,499,264	$—	$4,474,311	$24,953
States and political subdivisions	275,120	—	275,120	—
Other	28,906	28,906	—	—
Total	$4,803,290	$28,906	$4,749,431	$24,953

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

Assumptions used in the discounted cash flow model as of September 30, 2014 and December 31, 2013, were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2013	$27,852
Principal pay downs	(3,014)
Total unrealized gains (losses) included in:
Other comprehensive income	667
Impairment realized in earnings	(552)

Balance at September 30, 2014	$24,953

Certain financial instruments are measured at fair value on a nonrecurring basis.  They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision During Nine Month
	2014	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$29,993	$—	$—	$29,993	$5,743
Other real estate owned	13,931	—	—	13,931	371

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

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of September 30, 2014, the Company had $67,602,000 of impaired commercial collateral dependent loans, of which $21,015,000 had an appraisal or evaluation performed within the immediately preceding twelve months.  As of December 31, 2013, the Company had $64,585,000 of impaired commercial collateral dependent loans, of which $50,346,000 had an appraisal or evaluation performed within the immediately preceding twelve months.

The determination to either seek an appraisal or to perform an evaluation begins in weekly credit quality meetings, where the committee analyzes the existing collateral values of the impaired loans and where obsolete appraisals are identified.  In order to determine whether the Company would obtain a new appraisal or perform an internal evaluation to determine the fair value of the collateral, the credit committee reviews the existing appraisal to determine if the collateral value is reasonable in view of the current use of the collateral and the economic environment related to the collateral.  If the analysis of the existing appraisal does not find that the collateral value is reasonable under the current circumstances, the Company would obtain a new appraisal on the collateral or perform an internal evaluation of the collateral.  The ultimate decision to get a new appraisal rests with the independent credit administration group. A new appraisal is not required if an internal evaluation, as performed by in-house experts, is able to appropriately update the original appraisal assumptions to reflect current market conditions and provide an estimate of the collateral’s market value for impairment analysis.  The internal evaluations must be in writing and contain sufficient information detailing the analysis, assumptions and conclusions and they must support performing an evaluation in lieu of ordering a new appraisal.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, respectively the Company recorded $328,000 and $402,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the nine months ended September 30, 2014 and twelve months ended December 31, 2013, respectively, the Company recorded $371,000 and $1,204,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2014 and December 31, 2013 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At September 30, 2014, and December 31, 2013, the carrying amount of fixed rate performing loans was $1,307,205,000 and $1,243,252,000 respectively, and the estimated fair value was $1,238,356,000 and $1,196,916,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2014 and December 31, 2013.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At September 30, 2014 and December 31, 2013, the carrying amount of time deposits was $2,522,239,000 and $2,651,303,000, respectively, and the estimated fair value was $2,521,059,000 and $2,649,452,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2014 and December 31, 2013.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At September 30, 2014 and December 31, 2013, respectively, the carrying amount of long-term repurchase agreements was $610,000,000 and $710,000,000 and the estimated fair value was $663,833,000 and $792,215,500, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2014 and December 31, 2013.

Other Borrowed Funds

The Company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2014 and December 31, 2013.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At September 30, 2014 and December 31, 2013, the carrying amount of the long-term FHLB borrowings was $6,281,000 and $8,950,000 respectively, and the estimated fair value was $6,665,000 and $8,950,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in Thousands)

Commercial, financial and agricultural	$3,105,682	$2,894,779
Real estate — mortgage	887,734	847,692
Real estate — construction	1,413,912	1,208,508
Consumer	61,993	66,414
Foreign	191,257	181,842

Total loans	$5,660,578	$5,199,235

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Quarter Ended September 30, 2014
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$28,006	$13,006	$19,538	$786	$3,721	$4,736	$706	$1,038	$71,537
Losses charge to allowance	(2,920)	(43)	(38)	—	(131)	(242)	(146)	—	(3,520)
Recoveries credited to allowance	740	14	42	—	11	40	47	—	894
Net (losses) gains charged to allowance	(2,180)	(29)	4	—	(120)	(202)	(99)	—	(2,626)

Provision (credit) charged to operations	2,454	852	(701)	(41)	27	164	79	(18)	2,816

Balance at September 30,	$28,280	$13,829	$18,841	$745	$3,628	$4,698	$686	$1,020	$71,727

	Quarter Ended September 30, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$20,676	$11,624	$22,383	$623	$3,855	$4,047	$797	$1,046	$65,051
Losses charge to allowance	(3,540)	(2)	—	—	(22)	(149)	(130)	(2)	(3,845)
Recoveries credited to allowance	658	10	9	—	45	80	21	—	823
Net (losses) gains charged to allowance	(2,882)	8	9	—	23	(69)	(109)	(2)	(3,022)

Provision (credit) charged to operations	3,370	(10)	1,549	112	186	404	124	65	5,800

Balance at September 30,	$21,164	$11,622	$23,941	$735	$4,064	$4,382	$812	$1,109	$67,829

	Nine Months Ended September 30, 2014
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,433	$12,541	$24,467	$776	$3,812	$4,249	$750	$1,133	$70,161
Losses charge to allowance	(7,780)	(442)	(208)	—	(261)	(395)	(555)	(50)	(9,691)
Recoveries credited to allowance	2,156	66	100	—	16	140	194	46	2,718
Net losses charged to allowance	(5,624)	(376)	(108)	—	(245)	(255)	(361)	(4)	(6,973)

Provision (credit) charged to operations	11,471	1,664	(5,518)	(31)	61	704	297	(109)	8,539

Balance at September 30,	$28,280	$13,829	$18,841	$745	$3,628	$4,698	$686	$1,020	$71,727

	Nine Months Ended September 30, 2013
	Domestic							Foreign
	Commercial	Commercial real estate: other construction & land development	Commercial real estate: farmland & commercial	Commercial real estate: multifamily	Residential: first lien	Residential: junior lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$11,632	$12,720	$21,880	$694	$4,390	$4,448	$1,289	$1,140	$58,193
Losses charge to allowance	(8,866)	(250)	(61)	—	(221)	(544)	(446)	(22)	(10,410)
Recoveries credited to allowance	1,909	36	150	—	54	204	127	5	2,485
Net (losses) gains charged to allowance	(6,957)	(214)	89	—	(167)	(340)	(319)	(17)	(7,925)

Provision (credit) charged to operations	16,489	(884)	1,972	41	(159)	274	(158)	(14)	17,561

Balance at September 30,	$21,164	$11,622	$23,941	$735	$4,064	$4,382	$812	$1,109	$67,829

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$40,195	$16,302	$1,219,188	$11,978
Commercial real estate: other construction & land development	11,535	2,022	1,402,377	11,807
Commercial real estate: farmland & commercial	15,771	2,984	1,729,809	15,857
Commercial real estate: multifamily	251	—	100,468	745
Residential: first lien	5,457	—	412,101	3,628
Residential: junior lien	2,933	—	467,243	4,698
Consumer	1,408	—	60,585	686
Foreign	417	—	190,840	1,020

Total	$77,967	$21,308	$5,582,611	$50,419

	December 31, 2013
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	(Dollars in Thousands)
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$34,183	$12,234	$1,008,459	$10,199
Commercial real estate: other construction & land development	13,976	852	1,194,532	11,689
Commercial real estate: farmland & commercial	16,038	2,916	1,734,001	21,551
Commercial real estate: multifamily	295	—	101,803	776
Residential: first lien	6,153	—	432,309	3,812
Residential: junior lien	3,206	—	406,024	4,249
Consumer	1,606	—	64,808	750
Foreign	436	—	181,406	1,133

Total	$75,893	$16,002	$5,123,342	$54,159

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Domestic
Commercial	$40,140	$34,110
Commercial real estate: other construction & land development	9,281	11,726
Commercial real estate: farmland & commercial	13,508	13,775
Commercial real estate: multifamily	251	295
Residential: first lien	516	1,266
Residential: junior lien	1,549	1,576
Consumer	39	75

Total non-accrual loans	$65,284	$62,823

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

The following tables detail key information regarding the Company’s impaired loans by loan class at September 30, 2014 and December 31, 2013:

	September 30, 2014
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,659	$17,685	$16,302	$17,677	$—	$17,550	$—
Commercial real estate: other construction & land development	7,344	7,386	2,022	7,329	—	7,326	—
Commercial real estate: farmland & commercial	7,427	7,789	2,984	7,519	23	6,839	69
Total impaired loans with related allowance	$32,430	$32,860	$21,308	$32,525	$23	$31,715	$69

	September 30, 2014
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$22,536	$22,606	$21,265	$1	$19,557	$3
Commercial real estate: other construction & land development	4,191	4,262	4,192	19	5,121	56
Commercial real estate: farmland & commercial	8,344	9,664	8,418	—	8,643	—
Commercial real estate: multifamily	251	251	256	—	270	—
Residential: first lien	5,457	5,507	5,648	64	6,028	191
Residential: junior lien	2,933	2,954	2,992	22	3,080	69
Consumer	1,408	1,410	1,408	1	1,407	3
Foreign	417	417	420	5	426	14
Total impaired loans with no related allowance	$45,537	$47,071	$44,599	$112	$44,532	$336

	December 31, 2013
		Unpaid		Year to Date
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$17,178	$17,177	$12,234	$18,019	$38
Commercial real estate: other construction & land development	6,818	6,825	852	6,058	—
Commercial real estate: farmland & commercial	7,259	10,697	2,916	7,167	92
Total impaired loans with related allowance	$31,255	$34,699	$16,002	$31,244	$130

	December 31, 2013
			Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,005	$17,023	$16,778	$2
Commercial real estate: other construction & land development	7,158	7,187	18,164	74
Commercial real estate: farmland & commercial	8,779	9,949	7,313	—
Commercial real estate: multifamily	295	295	322	—
Residential: first lien	6,153	6,258	4,860	179
Residential: junior lien	3,206	3,226	2,347	99
Consumer	1,606	1,612	1,380	1
Foreign	436	436	452	19
Total impaired loans with no related allowance	$44,638	$45,986	$51,616	$374

The following tables detail key information regarding the Company’s average recorded investment in impaired loans and interest recognized on impaired loans by loan class at September 30, 2013:

	September 30, 2013
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$17,884	$9	$17,898	$29
Commercial real estate: other construction & land development	6,821	—	5,804	—
Commercial real estate: farmland & commercial	7,771	23	7,034	69
Total impaired loans with related allowance	$32,476	$32	$30,736	$98

	September 30, 2013
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$17,238	$—	$16,915	$—
Commercial real estate: other construction & land development	22,414	17	20,788	53
Commercial real estate: farmland & commercial	8,775	—	6,787	—
Commercial real estate: multifamily	316	—	330	—
Residential: first lien	4,878	45	4,441	117
Residential: junior lien	2,731	25	2,059	74
Consumer	1,458	—	1,313	—
Foreign	457	5	456	14
Total impaired loans with no related allowance	$58,267	$92	$53,089	$258

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

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class.  Loans accounted for as troubled debt restructuring are included in impaired loans.

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Domestic
Commercial	$2,512	$150
Commercial real estate: other construction & land development	2,255	8,860
Commercial real estate: farmland & commercial	4,556	2,863
Residential: first lien	4,941	4,887
Residential: junior lien	1,384	1,631
Consumer	1,368	1,531
Foreign	417	436

Total trouble debt restructuring	$17,433	$20,358

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2014 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at September 30, 2014 and December 31, 2013:

	September 30, 2014
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$7,780	$3,183	$46,840	$11,510	$57,803	$1,201,580	$1,259,383
Commercial real estate: other construction & land development	2,591	16	8,454	204	11,061	1,402,851	1,413,912
Commercial real estate: farmland & commercial	14,466	878	8,475	892	23,819	1,721,761	1,745,580
Commercial real estate: multifamily	878	—	251	—	1,129	99,590	100,719
Residential: first lien	7,451	1,680	3,409	3,016	12,540	405,018	417,558
Residential: junior lien	844	164	2,033	508	3,041	467,135	470,176
Consumer	986	202	653	621	1,841	60,152	61,993
Foreign	1,392	559	170	170	2,121	189,136	191,257
Total past due loans	$36,388	$6,682	$70,285	$16,921	$113,355	$5,547,223	$5,660,578

	December 31, 2013
	30 – 59 Days	60 – 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,240	$538	$36,066	$2,051	$40,844	$1,001,798	$1,042,642
Commercial real estate: other construction & land development	1,042	—	9,942	62	10,984	1,197,524	1,208,508
Commercial real estate: farmland & commercial	6,216	520	6,990	417	13,726	1,736,313	1,750,039
Commercial real estate: multifamily	39	142	295	—	476	101,622	102,098
Residential: first lien	4,758	3,046	4,541	3,518	12,345	426,117	438,462
Residential: junior lien	606	198	1,900	368	2,704	406,526	409,230
Consumer	1,523	469	803	781	2,795	63,619	66,414
Foreign	1,467	417	—	—	1,884	179,958	181,842
Total past due loans	$19,891	$5,330	$60,537	$7,197	$85,758	$5,113,477	$5,199,235

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$1,165,427	$992	$1,759	$51,010	$40,195
Commercial real estate: other construction & land development	1,347,079	340	10,561	44,397	11,535
Commercial real estate: farmland & commercial	1,630,133	8,114	20,690	70,872	15,771
Commercial real estate: multifamily	99,649	—	—	819	251
Residential: first lien	411,888	112	—	101	5,457
Residential: junior lien	466,798	—	—	445	2,933
Consumer	60,452	—	—	133	1,408
Foreign	190,840	—	—	—	417
Total	$5,372,266	$9,558	$33,010	$167,777	$77,967

	December 31, 2013
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$955,522	$2,270	$4,389	$46,278	$34,183
Commercial real estate: other construction & land development	1,167,295	14,247	9,318	3,672	13,976
Commercial real estate: farmland & commercial	1,635,179	56,438	21,912	20,472	16,038
Commercial real estate: multifamily	100,948	—	—	855	295
Residential: first lien	432,067	122	—	120	6,153
Residential: junior lien	405,731	—	—	293	3,206
Consumer	64,808	—	—	—	1,606
Foreign	180,837	—	—	569	436
Total	$4,942,387	$73,077	$35,619	$72,259	$75,893

The increase in the watch-list substandard category can be attributed primarily to a loan relationship that further deteriorated in the first nine months of 2014.  The majority of the relationship had previously been included in the special review category at December 31, 2013.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2014, 211,500 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the nine months ended September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
				(Dollars in Thousands)

Options outstanding at December 31, 2013	515,143	$15.98
Plus: Options granted	549,750	21.42
Less:
Options exercised	30,392	13.36
Options expired	11,825	26.70
Options forfeited	19,775	18.60
Options outstanding at September 30, 2014	1,002,901	18.86	6.77	$7,011

Options fully vested and exercisable at September 30, 2014	230,006	$17.08	2.10	$2,057

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2014 was approximately $301,000 and $766,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2013 was approximately $101,000 and $322,000, respectively.  As of September 30, 2014, there was approximately $4,226,000           of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.4 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2014 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,513,064	$46,900	$(60,700)	$4,499,264	$4,499,264
Obligations of states and political subdivisions	262,021	18,662	(5,563)	275,120	275,120
Equity securities	28,075	1,101	(270)	28,906	28,906
Total investment securities	$4,803,160	$66,663	$(66,533)	$4,803,290	$4,803,290

(1)   Included in the carrying value of residential mortgage-backed securities are $1,551,363 of mortgage-backed securities issued by Ginnie Mae, $2,922,948 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $24,953 issued by non-government entities

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

(1)   Included in the carrying value of residential mortgage-backed securities are $1,799,807 of mortgage-backed securities issued by Ginnie Mae, $3,200,042 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $27,852 issued by non-government entities

The amortized cost and estimated fair value of investment securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,075	$1,075	$—	$—
Due after one year through five years	1,325	1,325	—	—
Due after five years through ten years	—	—	727	810
Due after ten years	—	—	261,294	274,310
Residential mortgage-backed securities	—	—	4,513,064	4,499,264
Equity securities	—	—	28,075	28,906
Total investment securities	$2,400	$2,400	$4,803,160	$4,803,290

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,156,453,000 and $2,164,872,000 at September 30, 2014.

Proceeds from the sale of securities available-for-sale were $253,292,000 and $621,588,000 for the three and nine months ended September 30, 2014, which included $253,292,000 and $620,933,000 of mortgage-backed securities. Gross gains of $0 and $9,479,000 and gross losses of $(6,446,000) and $(8,196,000) were realized on the sales for the three and nine months ended September 30, 2014, respectively.  Proceeds from the sale of securities available-for-sale were $0 and $178,124,000 for the three and nine months ended September 30, 2013, which included $0 and $177,623,000 of mortgage-backed securities. Gross gains of $0 and $9,601,000 and gross losses of $0 and $0 were realized on the sales for the three and nine months ended September 30, 2013, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$664,223	$(3,327)	$1,889,249	$(57,373)	$2,553,472	$(60,700)
Obligations of states and political subdivisions	1,595	(51)	30,833	(5,512)	32,428	(5,563)
Other equity securities	—	—	10,480	(270)	10,480	(270)
	$665,818	$(3,378)	$1,930,562	$(63,155)	$2,596,380	$(66,533)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell such mortgage-backed securities, and will more than likely not be required to sell such securities before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $273,000 ($177,000, after tax) and $552,000 ($359,000, after tax) were recorded for the three and nine months ended September 30, 2014, respectively. Impairment charges of $573,000 ($372,000, after tax) and $1,300,000 ($845,000, after tax) were recorded for the three and nine months ended September 30, 2013, respectively. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended September 30, 2014 (Dollars in Thousands):

Balance at June 30, 2014	$12,085
Impairment charges recognized during period	273
Balance at September 30, 2014	$12,358

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the nine months ended September 30, 2014 (Dollars in Thousands):

Balance at December 31, 2013	$11,806
Impairment charges recognized during period	552
Balance at September 30, 2014	$12,358

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended September 30, 2013 (Dollars in Thousands):

Balance at June 30, 2013	$11,159
Impairment charges recognized during period	573
Balance at September 30, 2013	$11,732

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the nine months ended September 30, 2013 (Dollars in Thousands):

Balance at December 31, 2012	$10,432
Impairment charges recognized during period	1,300
Balance at September 30, 2013	$11,732

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2014, other borrowed funds totaled $987,181,000, a decrease of 19.3% from $1,223,950,000 at December 31, 2013.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of September 30, 2014 and December 31, 2013, the principal amount of debentures outstanding totaled $180,416,000 and $190,726,000, respectively. On February 11, 2014, the Company bought back the capital securities of IB Capital Trust VII from the holder of the securities for a price that reflected an approximate six percent discount from the redemption price of the securities and thereby retired the $10,310,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VII.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At September 30, 2014 and December 31, 2013, the total $180,416,000 and $190,726,000, respectively, of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2014:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date	Optional Redemption Date(1)
(In Thousands)
Trust VI	$25,774	Quarterly	3.68%	LIBOR + 3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.28%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.85%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.89%	LIBOR + 1.65	February 2037	February 2012
Trust XI	32,990	Quarterly	1.85%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.68%	LIBOR + 1.45	September 2037	September 2012
	$180,416

(1) The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U. S. Treasury sold the Warrant to a third party.  As of September 30, 2014, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.

The Company paid cash dividends to the common shareholders of $.25 per share on April 18, 2014 to all holders of record on April 1, 2014 and $.27 per share on October 15, 2014 to all shareholders of record on September 30, 2014.  The Company paid cash dividends to the common shareholders of $.20 per share on April 20, 2013 to all holders of record on April 1, 2013 and $.23 per share on October 15, 2013 to all holders of record on September 30, 2013, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 7, 2014,  the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2014, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 5, 2014, a total of 8,489,280 shares had been repurchased under all programs at a cost of $252,989,000.

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

Note 11 — Capital Ratios

The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.16% and 11.61%, risk-weighted Tier 1 capital ratio of 19.11% and 19.33% and risk-weighted total capital ratio of 20.11% and 20.36% at September 30, 2014 and December 31, 2013, respectively.  The identified intangibles and goodwill of $283,472,000 as of September 30, 2014, recorded in connection with the acquisitions made by the Company, are deducted from the sum of core capital elements when determining the capital ratios of the Company.  Under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2014, the total of $180,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2013, included in the Company’s 2013 Form 10-K.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any future period.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 217 facilities and more than 320 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2014	December 31, 2013	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$12,079,187	$12,079,477	—%
Net loans	5,588,851	5,129,074	9.0
Deposits	8,414,073	8,243,425	2.1
Other borrowed funds	987,181	1,223,950	(19.3)
Junior subordinated deferrable interest debentures	180,416	190,729	(5.4)
Shareholders’ equity	1,537,610	1,424,408	7.9

Consolidated Statements of Income Information

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Interest income	$97,958	$91,650	6.9%	$294,935	$265,084	11.3%
Interest expense	11,575	13,007	(11.0)	35,082	41,185	(14.8)
Net interest income	86,383	78,643	9.8	259,853	223,899	16.1
Provision for probable loan losses	2,816	5,800	(51.4)	8,539	17,561	(51.4)
Non-interest income	36,483	44,481	(18.0)	136,124	144,438	(5.8)
Non-interest expense	70,157	70,227	(.1)	216,485	224,802	(3.7)
Net income	33,233	31,826	4.4	114,597	87,408	31.1

Per common share:
Basic	$.50	$.47	6.4%	$1.71	$1.30	31.5%
Diluted	.50	.47	6.4	1.71	1.30	31.5

Net Income

Net income for the three and nine months ended September 30, 2014 increased by 4.4% and 31.1%, respectively, when compared to the same period in 2013.  Net income for the three and nine months ended September 30, 2014 was positively impacted by an increase in the Company’s net interest margin, as well as a 51.4% decrease in the provision for probable loan losses for the nine months ended September 30, 2014.  The increase in the net interest margin can be primarily attributed to increased levels of interest income arising from the repositioning of the investment portfolio the Company undertook in 2013, an increase in loans outstanding, and a decrease in interest expense on securities sold under repurchase agreements arising from the early termination of some of the long-term repurchase agreements by the lead bank subsidiary.

Net Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Interest income:
Loans, including fees	$71,026	$66,482	6.8%	$208,934	$194,633	7.3%
Investment securities:
Taxable	24,149	21,821	10.7	76,873	60,941	26.1
Tax-exempt	2,744	3,318	(17.3)	8,995	9,439	(4.7)
Other interest income	39	29	34.5	133	71	87.3

Total interest income	97,958	91,650	6.9	294,935	265,084	11.3

Interest expense:
Savings deposits	898	885	1.5	2,684	2,852	(5.9)
Time deposits	2,976	3,644	(18.3)	9,115	12,067	(24.5)
Securities sold under Repurchase agreements	6,150	7,162	(14.1)	18,474	22,042	(16.2)
Other borrowings	488	454	7.5	1,608	1,033	55.7
Junior subordinated interest deferrable debentures	1,063	862	23.3	3,201	3,191.3

Total interest expense	11,575	13,007	(11.0)	35,082	41,185	(14.8)

Net interest income	$86,383	$78,643	9.8%	$259,853	$223,899	16.1%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 40 for the September 30, 2014 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Service charges on deposit accounts	$22,514	$25,026	(10.0)%	$67,026	$72,363	(7.4)%
Other service charges, commissions and fees
Banking	10,880	11,327	(3.9)	33,791	31,362	7.7
Non-banking	2,083	2,092	(.4)	5,143	4,668	10.2
Investment securities transactions, net	(6,446)	—	(100)	1,283	9,601	(86.6)
Other investments, net	5,641	3,871	45.7	17,008	19,503	(12.8)
Other income	1,811	2,165	(16.4)	11,873	6,941	71.1

Total non-interest income	$36,483	$44,481	(18.0)%	$136,124	$144,438	(5.8)%

Total non-interest income decreased 5.8% for the nine months ended September 30, 2014 from the same period of 2013.  The increase in other income for the nine months ended September 30, 2014 can be primarily attributed to the sale of property originally held by the bank subsidiaries resulting in a net gain of approximately $2,900,000, and the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company in the amount of approximately $600,000, which were recorded in the first quarter of 2014.  The decrease in other investment income for the nine months ended September 30, 2014 compared to the same period of 2013 can be attributed to the sale of a partnership where the holding company held an equity position resulting in income of $5.5 million and recorded in the second quarter of 2013.  Non-interest income for the three months ended September 30, 2014 was negatively impacted by a net loss recorded on the sale of available-for-sale investment securities.  The securities were sold to re-position the Company’s balance sheet.

Non-Interest Expense

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Employee compensation and benefits	$32,326	$30,627	5.5%	$92,560	$91,602	1.0%
Occupancy	7,865	7,604	3.4	22,729	22,596.6
Depreciation of bank premises and equipment	5,937	6,433	(7.7)	18,083	19,677	(8.1)
Professional fees	3,416	3,669	(6.9)	10,343	11,344	(8.8)
Deposit insurance assessments	1,515	1,683	(10.0)	4,512	5,061	(10.8)
Net expense, other real estate owned	(55)	1,360	(104.0)	1,704	4,724	(63.9)
Amortization of identified intangible assets	117	1,156	(89.9)	2,246	3,451	(34.9)
Advertising	1,928	1,795	7.4	5,713	5,664.9
Early termination fee — securities sold under repurchase agreements	—	—	—	11,000	12,303	(10.6)
Impairment charges (Total other- than-temporary impairment less, $(8), net of $(281), $(13), net of $(560), $(115), net of $(667), and $(27), net of $(1,273), included in other comprehensive income)	273	573	(52.4)	552	1,300	(57.5)
Other	16,835	15,327	9.8	47,043	47,080	(.1)

Total non-interest expense	$70,157	$70,227	(.1)%	$216,485	$224,802	(3.7)%

Non-interest expense decreased .1% for the three months ended September 30, 2014 and 3.7% for the nine months ended September 30, 2014 compared to the same periods of 2013.  Included in total non-interest expense for the nine months ended September 30, 2014 and 2013 are charges of $11.0 million and $12.3 million, respectively.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 2.2% to $71,727,000 at September 30, 2014 from $70,161,000 at December 31, 2013.  The provision for probable loan losses charged to expense decreased 51.4% to $8,539,000 for the nine months ended September 30, 2014 from $17,561,000 for the same period in 2013. The change is primarily driven by the addition of a specific reserve of approximately $10,000,000 during the nine months ended September 30, 2013 on a loan relationship that is collateralized by multiple pieces of transportation equipment, the value of which fluctuates due to market factors and the amount of use of the equipment.  The impaired commercial relationship further deteriorated during the nine months of 2013, in which the Company obtained updated appraisals, offset by a decrease in the general reserve due to the stability of general economic factors used in the calculation for the same period.  The commercial real estate - farmland and commercial portfolio’s provision for probable loan losses decreased $5,518,000 for the nine months ended September 30, 2014 primarily due to a reduction in the quantitative historical loss percentages used by the Company applicable to “pass” rated loans, partially offset by an increase in the portion of the allowance related to loans rated “watch-list substandard”.  The Company evaluates the necessity for adjusting the qualitative data considered when significant movements occur in the quantitative historical loss percentages.  The quantitative and qualitative data is applied by loan grade and distributed by class at each bank subsidiary. This methodology conforms to the regulatory guidance provided by the Company’s banking regulators. The allowance for probable loan losses was 1.3% of total loans at September 30, 2014 and December 31, 2013, respectively.

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

Loans

Net loans increased 8.9% to $5,588,851,000 at September 30, 2014, from $5,129,074,000 at December 31, 2013.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits increased by 2.1% to $8,414,073,000 at September 30, 2014, from $8,243,425,000 at December 31, 2013.  The increase in deposits is the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On September 30, 2014, the Company had $12,079,187,000 of consolidated assets, of which approximately $191,257,000, or 1.6%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $181,842,000, or 1.5%, at December 31, 2013.  Of the $191,257,000, 81.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 9.0% is secured by foreign real estate; and 9.2% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Other important funding sources for the Company’s bank subsidiaries during 2014 and 2013 were borrowings from FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the bank subsidiaries choose not to renew short term borrowings, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of available for sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold or sold under agreements to repurchase to provide immediate liquidity. As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2014, shareholders’ equity was $1,537,610,000 compared to $1,424,408,000 at December 31, 2013, an increase of $113,202,000 or 7.9%.  The increase is primarily due to a decrease in other comprehensive loss and the payment of cash dividends to shareholders, offset by the retention of earnings.

The Company had a leverage ratio of 12.16% and 11.61%, risk-weighted Tier 1 capital ratio of 19.11% and 19.33% and risk-weighted total capital ratio of 20.11% and 20.36% at September 30, 2014 and December 31, 2013, respectively.  The identified intangibles and goodwill of $283,472,000 as of September 30, 2014, recorded in connection with the Company’s acquisitions, are deducted from the sum of core capital elements when determining the capital ratios of the Company.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2014 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
September 30, 2014	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$239,196	$896,718	$3,394,656	$275,120	$4,805,690
Loans, net of non-accruals	4,264,722	210,429	361,415	758,728	5,595,294

Total earning assets	$4,503,918	$1,107,147	$3,756,071	$1,033,848	$10,400,984

Cumulative earning assets	$4,503,918	$5,611,065	$9,367,136	$10,400,984

Rate sensitive liabilities

Time deposits	$1,048,461	$1,164,894	$308,819	$64	$2,522,238
Other interest bearing deposits	2,997,540	—	—	—	2,997,540
Securities sold under repurchase agreements	350,657	7,721	511,033	—	869,411
Other borrowed funds	980,900	—	—	6,281	987,181
Junior subordinated deferrable interest debentures	180,416	—	—	—	180,416

Total interest bearing liabilities	$5,557,974	$1,172,615	$819,852	$6,345	$7,556,786

Cumulative sensitive liabilities	$5,557,974	$6,730,589	$7,550,441	$7,556,786

Repricing gap	(1,054,056)	(65,468)	2,936,219	1,027,503	2,844,198
Cumulative repricing gap	(1,054,056)	(1,119,524)	1,816,695	2,844,198
Ratio of interest-sensitive assets to liabilities	.81	.94	4.58	162.94	1.38
Ratio of cumulative, interest- sensitive assets to liabilities	.81	.83	1.24	1.38

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2014, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 24 of the Company’s 2013 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 7, 2014, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2014, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 Plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 Plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 4, 2014, a total of 8,489,280 shares had been repurchased under all repurchase programs at a cost of $252,989,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
July 1 — July 31, 2014	—	$—	—	$39,850,000
August 1 — August 31, 2014	57,410	25.30	57,410	38,373,000
September 1 — September 30, 2014	93,786	25.62	93.786	38,081,000
	151,196	$25.50	151,196

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 10, 2014	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 10, 2014	/s/ Imelda Navarro
Imelda Navarro
Treasurer