Form 10-K
period 2014-12-31
INTERNATIONAL BANCSHARES CORP
filed 2015-02-27
CIK 315709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Common Stock ($1.00 par value)
(Title of Class)

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014 was $1,805,961,000.00 based on the closing sales price per share of the Registrant's common stock on such date as reported by NASDAQ.

         As of February 20, 2015, there were 66,405,410 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2014 (in Parts I and II) and (b) Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders (in Part III).

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

  •
  The Company relies, in part, on external financing to fund the Company's operations from the FHLB, the Fed and other sources and the unavailability of such funding sources in the future could adversely impact the Company's growth strategy, prospects and performance.

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

  •
  Additions to the Company's loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company's customers, including, without limitation, lower real estate values, lower oil prices or environmental liability risks associated with foreclosed properties.

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

  •
  Technological changes or system failure or breaches of our network security as well as other cyber security risks could subject us to increased operating costs as well as litigation and other liabilities.

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

  •
  The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act (the "Dodd-Frank Act") and the implementing rules and regulations, including the Federal Reserve's rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

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

Item 1.    Business

General

        The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through main banking and branch facilities located in communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company's state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB"). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non-financial activities. The Company's principal assets at December 31, 2014 consisted of all the outstanding capital stock of four Texas state banking associations (the "Banks" or "bank subsidiaries"). All of the Company's bank subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC").

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

        The Company also has six direct non-banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware, (iv) IBC Charitable and Community Development Corporation, a Texas non-profit corporation formed to conduct charitable and community development activities, (v) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company and (vi) Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas. The Company owns a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities. The Company also owns a controlling interest in four merchant banking entities.

Website Access to Reports

        The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company's internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company's chief executive officer and financial officer). The Company's website also includes the charter for its Audit Committee, Risk Committee and Compensation Committee, and the Company's Guidelines for Nomination of Directors. The Company's website will also include the Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

        The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, travelers' checks, safety deposit, collection, notary public, escrow, drive-up and walk-up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of automated teller machines, and through their facilities situated in retail locations, shopping malls and other convenient locations. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

        The Company owns U.S. service mark registrations for "INTERNATIONAL BANK OF COMMERCE," "INTERNATIONAL BANK OF COMMERCE CENTRE," "OVERDRAFT COURTESY," "IBC," "IBC CONNECTION," "IBC ELITE," "IBC ELITE ADVANTAGE," "IBC BANK," "BIZ RITE CHECKING," "GOT YOU COVERED," "FREE BEE," "IT'S A BRIGHTER CHRISTMAS," "MINITROPOLIS," "WE DO MORE RX," "WE'VE GOT IT," a design mark depicting a bee character, a design mark depicting the United States and Mexico, and a design mark depicting "IBC" with the United States and Mexico. In addition, the Company owns Texas service mark registrations for "RITE CHECKING," "THE CLUB," "WALL STREET INTERNATIONAL," "INTERNATIONAL BANK OF COMMERCE," "WE DO MORE," a composite mark depicting "CHECK'N SAVE" with a design, a composite mark depicting "WALL STREET INTERNATIONAL," with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for "CHECK 'N SAVE," "RITE CHECKING," "THE CLUB," and "WE DO MORE." The Company regularly investigates the availability of service mark registrations related to certain proprietary products.

        No material portion of the business of the Company may be deemed seasonal and the deposit and loan base of the Company's bank subsidiaries is diverse in nature. There has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

        As of December 31, 2014, the Company and its subsidiaries employed approximately 2,799 persons full-time and 457 persons part-time.

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

        The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company's bank subsidiaries. Such deposits comprised approximately 27%, 28% and 28% of the bank subsidiaries' total deposits for the three years ended December 31, 2014, 2013 and 2012, respectively.

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

The Dodd-Frank Act

        On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

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

  •
  Require publicly-traded bank holding companies with $10 billion in assets or more, like the Company, to create a risk committee responsible for the oversight of risk management of the enterprise. On December 20, 2011, the FRB proposed a rule requiring each publicly-traded bank holding company with total consolidated assets of $10 billion or more to establish a risk committee of its board of directors, to be chaired by an independent director, with at least one member with risk management expertise. The FRB issued a final rule on February 18, 2014, which will be applicable to the Company (effective July 1, 2015). Under the final rule, the risk committee must: (i) include at least one member having experience in identifying, assessing, and managing risk exposures of large, complex firms, and (ii) be chaired by an independent director. The risk committee must also have a written charter and it must meet at least quarterly.

  •
  Require stress testing of certain financial institutions. On June 15, 2011, the FRB published for comment proposed guidance ("Stress Testing Guidance Proposal") that would require bank holding companies with over $10 billion in total consolidated assets to conduct stress testing as a part of overall institution risk management. The Stress Testing Guidance Proposal includes stress testing capital and non-capital related aspects of financial condition, provides an overview of how a banking organization should develop a structure for stress testing, outlines general principles for a satisfactory stress testing framework, and describes how stress testing should be used at various levels within a banking organization. The Stress Testing Guidance Proposal also discusses the importance of stress testing in liquidity planning and the importance of strong internal governance and controls in an effective stress-testing framework. On October 9, 2012, the FRB issued its final stress testing rule for bank holding companies with over $10 billion in total consolidated assets. The FRB's rule was effective on November 15, 2012; however, the rule delayed implementation for bank holding companies with total consolidated assets between $10 billion and $50 billion, such as the Company, until October 2013. The Company was required to commence conducting the stress testing described in the Stress Testing Guidance Proposal in late 2013. On October 27, 2014, the Federal Reserve issued a final rule, effective November 26, 2014, amending the stress test rules applicable to bank holding companies with more than $10 billion but less than $50 billion in total consolidated assets, like the Company. This final rule will modify, following a transition period, the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year. On January 17, 2012, the FDIC issued a similar proposal that would require state nonmember banks with over $10 billion in assets to conduct annual stress tests, report the results to the FDIC, and make the results available to the public. At this time, none of the subsidiary banks of the Company would meet the $10 billion asset threshold required to conduct the bank stress tests under the FDIC's final rule.

  •
  Implement corporate governance revisions, including executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

  •
  Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

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

  •
  Eliminate the use of credit ratings in bank regulations, including capital regulations. On November 18, 2011, the OCC proposed guidance on due diligence requirements in determining whether investment securities are eligible for investment and on January 11, 2012, the FDIC and the other Federal bank agencies proposed a rule to modify the agencies' market risk capital rules by incorporating into the rules various alternatives and complex methodologies for calculating specific risk capital requirements for debt and securitization positions that do not rely on credit ratings. On June 4, 2012, the OCC adopted a final rule (effective January 1, 2013), that removes credit rating references in OCC regulations relating to investment securities and imposing certain new due diligence requirements. On November 15, 2012, the FDIC adopted the OCC final rule through release of FDIC FIL-48-2012. The Interagency Uniform Agreement on the Classification and Appraisal of Securities Held by Depository Institutions, issued in 2013 as FIL-51-2013, applies these changes to examiner classifications of securities.

  •
  Establish a Whistleblower Incentives and Protection Program for public company employees. On May 25, 2011, the SEC approved final rules whereby whistleblowers may receive 10% to 30% of the SEC-levied sanctions when a whistleblower voluntarily provides original information to the SEC and the sanctions levied against the culpable party exceed $1 million in an enforcement proceeding.

  •
  On October 23, 2013, the federal bank agencies and the SEC proposed joint standards for assessing the diversity policies and practices of each agency's respective regulated entities, implementing Section 342 of the Dodd-Frank Act, which requires each agency to establish an Office of Minority and Women Inclusion and to develop diversity assessment standards for all the entities regulated by the agencies. The agencies propose uniform standards in the following four areas: (1) organizational commitment to diversity and inclusion, (2) workforce profile and employment practices, (3) procurement and business practices (supplier diversity), and (4) practices to promote transparency of organizational diversity and inclusion. The proposal stresses that assessments should take into consideration an entity's size and other characteristics such as total assets, number of employees, revenues, governance structures, and the number of members and/or customers, contract volume, geographic location, and community characteristics. The agencies are expected to issue a final rule sometime in 2015. Once the final rule is issued, it is likely that regulated entities will need to adjust their existing policies and practices to conform.

  •
  Requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule." In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. On December 10, 2013, the federal financial regulatory agencies issued final rules which prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. Like Section 619 of the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker or custodian. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. On December 18, 2014, the Federal Reserve delayed implementation until July 2017 of the requirement for banks to unwind investments in private equity funds, hedge funds and specialty security projects. Additionally, Congress has taken steps to pass legislation granting a two (2) year delay to the Volker Rule's swaps push-out rule that eliminates federal subsidies for trading in certain derivatives, including collateralized loan obligations or securitized bundles of business loans. The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule.

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

        EMERGENCY ECONOMIC STABILIZATION ACT.    On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). Under TARP, the Treasury created a capital purchase program ("CPP"), pursuant to which it provided access to capital that serves as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP (the "Series A Preferred Stock") and a warrant to purchase 1,326,238 shares of Company Common Stock at a price per share of $24.43 and with a term of ten years (the "Warrant" or "Warrants"). As of November 28, 2012, the Company had repurchased all of the Series A Preferred Stock and exited the TARP Program. On June 12, 2013, the U.S. Treasury sold the Warrant to a third party. As of December 31, 2014, none of the Warrant had been exercised. The Warrant expires on December 23, 2018. Adjustments to the Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of 33 cents per semi-annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

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

        FATCA.    On July 1, 2014, the Foreign Account Tax Compliance Act ("FATCA") became effective. FATCA, enacted in 2010, is aimed at curbing offshore tax evasion by foreign financial institutions ("FFIs") by requiring FFIs to identify U.S. account holders and report information directly to the U.S. FATCA requires U.S. withholding agents, including U.S. banks, to withhold tax (30%) on certain U.S. sourced income payable to FFIs that do not agree to report certain information to the IRS regarding their U.S. accounts, and on certain payments to certain nonfinancial foreign entities ("NFFEs") that do not provide information on their substantial U.S. owners to withholding agents.

        OFFICE OF FOREIGN ASSETS CONTROL REGULATION.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC administered sanctions take many forms, including without limitation, restrictions on trade or investment and the blocking of certain assets related to the designated foreign countries and nationals. Blocked assets, which may include bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Company is also responsible for reporting blocked transactions after their occurrence. Failure to comply with the OFAC sanctions could have serious legal and reputational consequences.

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

        Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local Financial Corporation ("LFIN") acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2014, the Company has made 37 merchant banking investments.

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

        FINANCIAL PRIVACY.    In accordance with GLBA, the federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide disclosure of privacy policies to consumers and in some instances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Additional regulations were adopted to implement the provisions of the Fair Access to Credit Transactions Act ("FACTA"), which requires certain disclosures and consents to share certain information among bank affiliates. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. These privacy provisions also have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies.

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

        SOURCE OF STRENGTH DOCTRINE.    FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codifies this policy as a statutory requirement and the federal financial regulatory agencies are expected to issue a joint notice of proposed rulemaking implementing this statutory requirement in the near future. Under this requirement, the Company is expected to commit resources to support its subsidiary banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding Company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

        FDIC deposit insurance expense for the Company totaled $6,082,000, $6,737,000 and $7,709,000 in 2014, 2013 and 2012, respectively.

        Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule or order of condition imposed by the FDIC.

        CAPITAL ADEQUACY.    The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines. The federal authorities' risk-based capital guidelines in effect as of December 31, 2014 were based upon the 1988 capital accord (defined below as "BIS"). The capital guidelines effective as of December 31, 2014 utilized total capital-to-risk-weighted assets and Tier 1 Capital elements. The guidelines made regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off-balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low-risk assets. At least one-half of the minimum total capital was required to be comprised of Core Capital or Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders' equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company's leverage ratio at December 31, 2014 was 12.33%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Each of the Company's bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company's bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2014.

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

        Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company's and each of the bank subsidiaries' capital ratios as of December 31, 2014, the Company and each of the bank subsidiaries were classified as "well capitalized" under the applicable regulations. The new Basel III capital rules also revise the "prompt corrective action" regulations as discussed below under "Basel III Prompt Corrective Action."

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

        The Basel III capital rules include a new definition of Common Equity Tier 1 ("CET1") and includes the new components of "Accumulated Other Comprehensive Income (Loss)" that factors into the calculation of CET1 all net unrealized gains (losses) on available-for-sale securities. The definition also establishes the expectation that the majority of Common Equity Tier 1 should be voting shares. The proposal creates a category referred to as "High Volatility CRE" which would have a risk weight of 150% and generally include nonresidential acquisition development or construction financing. The proposal would require the phase-out from Tier 1 Capital of trust preferred securities and cumulative preferred stock over a ten-year time period.

        The Basel III capital rules establish calculations for risk-weighted assets using alternatives to credit ratings that would be based on either the weighted average of the underlying collateral or a formula based on subordination position and delinquencies or the use of a 1,250% risk-rating, which would be the default rating if requisite standards of a comprehensive understanding and levels of the due diligence are not met. Securitized structures such as private label mortgage-backed securities may be risk weighted based on a gross-up approach considering underlying assets otherwise they default to the 1,250% risk weight.

        On the quality of capital side, the final Basel III capital rule emphasized common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improved the methodology for calculating risk-weighted assets to enhance risk sensitivity. The agencies made a number of changes in the final rule, in particular, to address concerns about regulatory burden on community banks. For example, the final rule is significantly different from the proposal in terms of risk weighting for residential mortgages and the regulatory capital treatment of certain unrealized gains and losses on trust preferred securities for common banking organizations.

        The phase-in period for mandatory compliance with the final rule was January 1, 2014 for most advanced approach banking organizations, and January 1, 2015 for all other covered banking organizations, including the Company. A key provision of the new Basel III rules permits all non-advanced approaches institutions, like the Company, to make a one-time irrevocable election to determine how most items reported in Accumulated Other Comprehensive Income ("AOCI") will be handled for regulatory capital purposes. The irrevocable election is made with the filing of the March 31, 2015 Call Report and consists of an institution choosing to either opt-out or not opt-out of the requirement to include most components of AOCI in common equity tier 1 capital. For institutions that opt-out, most AOCI items will not be included in the calculation of common equity tier 1 capital. For institutions that do not opt-out, most AOCI items will be included in the calculation of common equity tier 1 capital, which affects the institution's legal lending limit calculation. If a top-tier banking organization makes the AOCI opt-out election, all consolidated banking subsidiary organizations under it must make the same election. The Company will be making the AOCI opt-out election.

        Under Basel III capital rules, the initial minimum capital ratios that become effective on January 1, 2015 are as follows:

  •
  4.5% CET1 to risk-weighted assets.

  •
  6.0% Tier 1 capital to risk-weighted assets.

  •
  8.0% Total capital to risk-weighted assets.

  •
  4.0% Tier 1 capital to average quarterly assets.

        Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four BIS-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Company's determination of risk-weighted assets include, among other things:

  •
  Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

  •
  Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

  •
  Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

  •
  Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

  •
  Providing for a 100% risk weight for claims on securities firms.

  •
  Eliminating the current 50% cap on the risk weight for OTC derivatives.

        In addition, the Basel III capital rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

        Management believes that as of December 31, 2014, the Company and each of its subsidiary banks would meet all capital adequacy requirements under the Basel III capital rules as applicable on January 1, 2015.

Basel III Prompt Corrective Action

        The Federal Deposit Insurance Act, as amended ("FDIA"), requires among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized," and (v) "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures which reflect changes under the Basel III capital rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III capital rules), the Tier 1 capital ratio and the leverage ratio.

        A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by an such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not "well capitalized", (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

        The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

        The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

        The Company believes that, as of December 31, 2014, each of its bank subsidiaries was "well capitalized" based on the aforementioned ratios pursuant to the Basel III capital rules.

        LIQUIDITY REQUIREMENTS.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. On January 7, 2013, Basel III liquidity coverage ratio was published and it uses international liquidity standards that serves to reconcile the differences of the liquidity standards of countries. The Basel Committee will address the net stable funding ratio in the future. These new standards are subject to further rulemaking and their terms may well change before implementation. On October 30, 2013, the federal bank regulatory agencies issued a proposed rule that would implement qualitative liquidity requirements, including a liquidity coverage ratio ("LCR"), consistent with liquidity standards adopted by the Basel Committee in January 2013, for certain banking organizations with more than $250 billion in total assets or subsidiary depository institutions of internationally active banking organizations with $10 billion or more in total consolidated assets. Also on October 30, 2013, a separate proposed rule was issued by the Federal Reserve to apply a modified version of the LCR to certain depository institution holding companies with assets greater than $50 billion. On September 3, 2014, the bank regulators issued the final version of the LCR. The final rule defines banks with between $50 billion and $250 billion in assets as "modified LCR companies" and they will be subjected to less rigorous requirements regarding the high-quality liquid assets calculations.

        FASB CECL PROPOSAL.    In an exposure draft issued in the fourth quarter of 2012, the Financial Accounting Standards Board ("FASB"), proposed changes to the accounting standards related to the impairment of financial assets and the recognition of credit losses. The FASB proposal would require financial institutions to reserve for losses for the duration of the credit exposure as opposed to reserving for "probable losses." The new methodology would be the Current Expected Credit Losses ("CECL") methodology. It is anticipated that the final version of the accounting changes will be adopted in 2015 and the implementation of the new standards could occur as early as 2017. The change in accounting standards could result in an increase in the Company's reserve for probable loan losses and require the Company to book loan losses more quickly.

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

        COMMUNITY REINVESTMENT ACT ("CRA").    Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. The Company's bank subsidiaries conduct an award-winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Each of the subsidiary banks of the Company received a "Satisfactory" CRA rating in its most recently completed examination. Financial institutions are evaluated under different CRA examinations procedures based upon their asset-size classification, which asset thresholds are updated annually and were updated as of January 1, 2015. "Large institution" now means a bank with total assets of at least $1.221 billion for December 31 of both of the prior two calendar years and "intermediate small institution" means an institution with assets of at least $305 million and less than $1.221 billion as of December 31 of both of the prior two calendar years. Three of the Company's subsidiary banks are "intermediate small institutions" and the flagship bank is a "large institution" under the new asset thresholds.

        CONSUMER LAWS.    In addition to the laws and regulations discussed herein, the Bank is also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act provides for comprehensive new rules regulating mortgage activities and creates the new CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities. Authority to implement almost all federal consumer financial protection laws and regulations was transferred to the CFPB on July 21, 2011. The CFPB has broad authority, among other matters, to declare acts or practices to be "unfair, deceptive, or abusive," to develop and require new consumer disclosures, and to restrict the use of certain arbitration clauses. While the CFPB does not currently have direct supervisory authority over any of the Company's subsidiary banks because they each fall below the $10 billion assets threshold, the CFPB's broad authority to issue, interpret, and enforce almost all federal consumer protection laws and its issuance of applicable disclosure forms, will significantly impact each of the Company's subsidiary bank's consumer compliance programs. On January 20, 2012, the CFPB issued a final rule that imposes new disclosure requirements for foreign remittance transfer transactions, including disclosures giving the consumer thirty minutes after payment is made to cancel the transaction, and providing new consumer protections, including error resolution rights. The 2012 final rule's February 7, 2013 effective date was delayed as the CFPB proposed modifying the rule. On May 22, 2013, the CFPB issued final rule amendments which addressed three specific issues and the amendments were effective in October 2013. First, the 2013 final rule modified the 2012 final rule to make optional, in certain circumstances, the requirement to disclose fees imposed by a designated recipient's institution. Second, the 2013 final rule also made optional the requirement to disclose taxes collected by a person other than the remittance transfer provider. In place of these two former requirements, the 2013 final rule required disclaimers to be added to the rule's disclosures indicating that the recipient may receive less than the disclosed total due to the fees and taxes for which disclosure is now optional. Finally, the 2013 final rule revised the error resolution provisions that apply when a remittance transfer is not delivered to a designated recipient because the sender provided incorrect or insufficient information, and, in particular, when a sender provides an incorrect account number or recipient institution identifier that results in the transferred funds being deposited in the wrong account. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

        ELECTRONIC BANKING AND CYBER SECURITY.    In 2005, the Federal Financial Institutions Examination Council (the "FFIEC") issued guidance entitled "Authentication in an Internet Banking Environment" (the "2005 Guidance"), which provided a risk management framework for financial institutions offering Internet-based products and services to their customers. It required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. On June 29, 2011, the FDIC and the other FFIEC agencies supplemented the 2005 Guidance by specifying the FDIC's supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicates that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. In September 2011, the Texas Bankers Electronic Crimes Task Force, formed by the Texas Banking Commissioner and the U.S. Secret Service, issued guidance entitled "Best Practices: Reducing the Risks of Corporate Account Takeovers." In accordance with FDIC FIL-2011, this guidance sets forth nineteen best practices to reduce the risk of corporate account takeover thefts. The Company's subsidiary banks are required to comply with these guidelines and best practices. In 2014, in adherence to a presidential executive order, the National Institute of Standards and Technology ("NIST") released a preliminary Framework for Approving Critical Infrastructure Cybersecurity. Banks will be expected to incorporation the NIST Cybersecurity Framework into their security frameworks which are also governed by FFIEC guidelines.

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

Dodd-Franch Act Changes became effective on July 21, 2012. However, to date, the FRB has not issued any guidance nor has it amended Regulation W, although it is expected to do so in the near future.

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

        COMMERCIAL REAL ESTATE LENDING.    In 2006, the federal bank regulators issued interagency guidance titled "Concentration in Commercial Real Estate Lending: Sound Risk Management Practices." The guidance focuses on the risks of high levels of concentration in CRE lending and identified two supervisory concentration levels. The first was the concentration level where loans for construction, land and land development represent 100% or more of a bank institution's total risk-based capital. The second was the CRE concentration where total non-owner occupied CRE loans represent 300 percent or more of the institution's total risk-based capital and growth in total CRE lending has increased by 50 percent or more during the previous 36 months. The guidance states that the banking institutions exceeding the concentration levels should have in place enhanced credit risk controls, including stress-testing of CRE portfolios and that the concentration levels may result in further supervisory analysis.

        MORTGAGE LENDING.    On January 10, 2013, the CFPB issued its final rule on ability to repay and qualified mortgage standards to implement various requirements of the Dodd-Frank Act amending the Truth in Lending Act. The final rule requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer will have the ability to repay a mortgage loan according to its terms before making the loan. The final rule also includes a definition of a qualified mortgage, which provides the lender with the presumption that the ability to repay requirements have been met. This presumption is rebuttable if the loan is a "sub-prime" loan or conclusive if the loan is a "prime" loan. However, whether a prime or sub-prime loan, the borrower can challenge the loan's status as a mortgage in a direct cause of action for three years from the origination date and as a defense in a foreclosure action at any time.

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

        On November 3, 2014, the CFPB issued a final rule amending the 2013 mortgage rules by adopting an alternative definition of "small servicer" and amending the ability-to-repay rule exemption as applied to certain nonprofits, and also provides a limited, post-consummation cure mechanism for the points and fees limit for qualified mortgages. On December 15, 2014, the CFPB proposed amendments to certain mortgage rules issued in 2013 relating to force-placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X's servicing provisions; and periodic statement requirements under Regulation Z's servicing provisions. The proposed rule also addresses compliance when a consumer is in bankruptcy and makes technical corrections to several other provisions. Finally, on January 20, 2015, the CFPB issued a new final rule amending the 2013 TILA-RESPA final rule extending the timing requirements for revised disclosures when consumers lock a rate or extend a rate lock after the Loan Estimate is provided and permitting certain language related to construction loans for transactions involving new construction.

        DIVIDENDS.    The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company's participation in the CPP, the Company was restricted in the payment of dividends and was not allowed without the Treasury Department's consent to declare or pay any dividend on the Company Common Stock other than a regular semi-annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceased to exist on December 23, 2011 and the Company exited the TARP program when it finalized the repayment of all of the TARP funds on November 28, 2012. At December 31, 2014, there was an aggregate of approximately $702,750,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC-Zapata and IBC-Brownsville under the capital rules applicable as of December 31, 2014, assuming that each of such banks continues to be classified as "well capitalized." Further, the Company could expend the entire $702,750,000 and continue to be classified as "well capitalized" under the capital rules applicable as of December 31, 2014. Note 20 of Notes to Consolidated Financial Statements of the Company in the 2014 Annual Report is incorporated herein by reference.

        POWERS.    As a result of FDICIA, the authority of the FDIC over state-chartered banks was expanded. FDICIA limits state-chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity. Also, the Texas Finance Code includes a super parity provision with procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States. The Banking Commissioner has thirty (30) days to prohibit the activity.

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

        LEGISLATIVE AND REGULATORY INITIATIVES.    From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. Such changes could have a material effect on the business of the Company, including increasing the Company's cost of doing business, affecting the Company's compensation structure, or limiting or expanding permissible activities. The Company cannot predict whether any such changes will be adopted and the Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized. There is also the possibility that the Dodd-Frank Act may be revised by Congress in the future because certain bills have been introduced into Congress that would amend certain provisions of Dodd-Frank.

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

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2014.

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

        The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank ("FHLB") of Dallas and other borrowings to fund its operations. The unavailability of such funds in the future could adversely impact the Company's growth strategy, prospects and performance. The Federal Housing Finance Agency issued a proposal in September 2014 that would for the first time institute ongoing membership requirements that would require banks with over $1 billion in assets to hold at least 10% of their assets in mortgages to retain membership. The proposed rule has not been adopted. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non-transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2014. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time. The new rule of the IRS that extends the reporting requirements for interest on deposits to nonresident alien individuals that applies to interest payments made on or after January 1, 2013, may result in deposit withdrawals by nonresident alien individuals who were not previously subject to the reporting requirements, including residents of Mexico.

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

        The Company's operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company's operations. Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, or changes in accounting policies and practices, such as the FASB CECL Proposal, which could make compliance more difficult or expensive, or otherwise adversely affect the Company's business, financial condition or prospects. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Healthcare reform and other labor developments are expected to increase labor costs of the Company. These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, any reductions in border crossings and commerce resulting from the Homeland Security Programs called "US-VISIT," which is derived from Section 110 of the Illegal Immigration Reform and Immigration Responsibility Act of 1996 could affect the Company negatively, and any possible negative consequences from an adverse immigration law could also have a negative effect on the Company's operations.

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

System failure or breaches of our network security, including as a result of a cyber-attack, could subject us to increased operating costs as well as litigation and other liabilities.

        The computer systems and network infrastructure our Company uses could be vulnerable to unforeseen problems, including cybersecurity risks. Our products and services involve the gathering, storage and transition of sensitive information regarding our customers and their accounts. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Cyber-security attacks, computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us. While the Company conducts its own data processing, it is reliant on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. As a financial institution we are also subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as our own internal privacy and information security policies and programs. If our information systems or infrastructure experience a significant disruption or breach, it could lead to unauthorized access to personal or confidential information of our customers in our possession and unauthorized access to our proprietary information, methodologies and business secrets. In addition, if our partners, vendors or other market participants experience a disruption or breach, it could lead to unauthorized transactions on Company or Company customer accounts or unauthorized access to personal or confidential information maintained by those entities. A disruption or breach such as these could result in significant legal, financial and non-financial exposure, regulatory intervention, remediation costs, damage to our reputation and loss of confidence in the security of our systems, products and services that could adversely affect our business.

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

        Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company's regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2014. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

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

The Company May be Adversely Affected by Declining Crude Oil Prices

        The recent decisions by certain members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Energy production and related industries represent a large part of the economies in some of the Company's primary markets. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and Oklahoma. Accordingly, a prolonged period of low oil prices could have a material adverse effect on the Company's business, financial condition and results of operation.

Risks Related to the Company's Industry

Changes in economic and political conditions could adversely affect the Company's earnings, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline.

        The Company's success depends, to a certain extent, upon economic and political conditions, local, national and international with respect to Mexico, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, changes in capital markets, money supply, political issues, legislative and regulatory changes, a decline in oil prices, and other factors beyond the Company's control may adversely affect the Company's asset quality, deposit levels and loan demand and, therefore, the Company's earnings. The Company is particularly affected by conditions in its primary market areas of South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma. While economic conditions in the Company's primary markets have been improving in recent years, there is no assurance that the improvement will continue. If the weakened economic conditions in the Company's primary market areas worsen due to the recent decline in oil prices or other factors or fail to improve or to continue to improve, the Company could experience an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company's products and services, any of which could have a material adverse impact on the Company's financial condition and results of operations.

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

        The Dodd-Frank Reform Act provides that courts must make preemption determinations on a case-by-case basis with the respect to particular state laws and can no longer rely on blanket preemption determinations. The new CFPB is specifically authorized to protect consumers from "unfair," "deceptive," and "abusive" acts and practices. Depending on the future actions of the CFPB, the likelihood of lawsuits against financial institutions related to allegedly "unfair," "deceptive" and "abusive" acts and practices could increase. The Company's costs related to such lawsuits would be significantly increased if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts based on the results of the CFPB's study of such matters that were published during the fourth quarter of 2013.

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

        As of December 31, 2014, we had approximately $175 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

Item 1B.    Unresolved Staff Comments

        N/A

Item 2.    Properties

        The principal offices of the Company and IBC are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings owned and completely occupied by the Company and IBC and containing approximately 147,000 square feet. The bank subsidiaries of IBC have main banking and branch facilities. All the facilities are customary to the banking industry. The bank subsidiaries own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

        As Texas state-chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment. None of the Company's bank subsidiaries exceeds such limitation.

Item 3.    Legal Proceedings

        The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 74 of the 2014 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

        None

Item 4A.    Executive Officers of the Registrant

        Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2015 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	72	Chairman of the Board of the Company since 1992 and President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	62	Vice President of the Company since 1986 and President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	57	Treasurer of the Company since 1982 and Senior Executive Vice President of IBC and Director of IBC since 2002	1982

        There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information set forth under the caption "Preferred Stock, Common Stock and Dividends," "Stock Repurchase Program," and "Equity Compensation Plan Information" located on pages 27 through 28 of Registrant's 2014 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information set forth under the caption "Selected Financial Data" located on page 1 of Registrant's 2014 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 2 through 29 of Registrant's 2014 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Liquidity and Capital Resources" located on pages 19 through 25 of Registrant's 2014 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements located on pages 30 through 89 of Registrant's 2014 Annual Report are incorporated herein by reference.

        The condensed quarterly income statements located on pages 90 and 91 of Registrant's 2014 Annual Report are incorporated herein by reference.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the management of International Bancshares Corporation, (the "Company") with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of December 31, 2014, management assessed the effectiveness of the design and operation of the Company's internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 1992. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

        McGladrey LLP, the independent registered public accounting firm that audited the 2014 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Their report, which expresses an unqualified opinion, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
International Bancshares Corporation:

        We have audited International Bancshares Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. International Bancshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of International Bancshares Corporation and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Dallas, TX
February 27, 2015

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        There is incorporated in this Item 10 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2015 Annual Meeting of Shareholders entitled "ELECTION OF DIRECTORS," (ii) the portion of the Company's definitive proxy statement entitled "Audit Committee" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS," (iii) the portion of the Company's definitive proxy statement entitled "Code of Ethics," in the portion entitled "CORPORATE GOVERNANCE," (iv) that portion of the Company's definitive proxy statement entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and (v) Item 4A of this report entitled "Executive Officers of the Registrant."

Item 11.    Executive Compensation

        There is incorporated in this Item 11 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2015 Annual Meeting of Shareholders entitled "EXECUTIVE COMPENSATION," and (ii) that portion entitled "Salary and Steering Committee and Stock Option Plan Committee Interlocks and Insider Participation" in the portion entitled "MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        There are incorporated in this Item 12 by reference those portions of the Company's definitive proxy statement relating to the Company's 2015 Annual Meeting of Shareholders entitled "PRINCIPAL SHAREHOLDERS," "SECURITY OWNERSHIP OF MANAGEMENT," and "Equity Compensation Plan Information" in the portion entitled "EXECUTIVE COMPENSATION."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There is incorporated in this Item 13 by reference (i) that portion of the Company's definitive proxy statement relating to the Company's 2015 Annual Meeting of Shareholders entitled "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" and (ii) that portion entitled "Director Independence" in the portion entitled "CORPORATE GOVERNANCE."

Item 14.    Principal Accounting Fees and Services

        There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement relating to the Company's 2015 Annual Meeting of Shareholders entitled "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents

1.
The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2014 Annual Report to Shareholders filed as an exhibit hereto and they include:

    Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2014 and 2013
Statements of Income for the years ended December 31, 2014, 2013 and 2012
Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
  2.
  All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  3.
  The following exhibits have previously been filed by the Registrant or are included in this report following the Index to Exhibits:

(3)(a)*	—Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.
(3)(b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference to Exhibit 3(c) of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.
(3)(c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002 incorporated herein by reference to Exhibit 3(d) of the Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.
(3)(d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on May 20, 2005, SEC File No. 09439.
(3)(e)*	Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.

(3)(f)*	Certificate of Designations for 216,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of International Bancshares Corporation, filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(3)(g)*	Amended and Restated By-Laws of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8-K with the Commission on December 18, 2009, Commission File No. 09439.
(3)(h)*	Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by the Registrant on Form 8-K with the Securities and Exchange Commission on May 22, 2013, SEC File Number 09439.
(4)(a)*	Warrant, dated December 23, 2008, to purchase shares of common stock of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(4)(b)*	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.2 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(10a)*+	—Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8-K with the Commission on December 23, 2008, Commission File No. 09439.
(10b)*+	—The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S-8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 333-11689.
(10c)*+	—2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, under the Securities Exchange Act of 1934, filed by the Company on Form 8-K with the Securities and Exchange Commission on April 1, 2005, SEC File No. 09439.
(10d)*	—Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8-K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.

(10e)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.
(10f)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan, filed by Registrant on Form 8-K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.
(10g)*+	—2012 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2012.
(10h)*+	—International Bancshares Corporation 2013 Management Incentive Plan incorporated herein by reference to Exhibit A of the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2013.
(13)**	—International Bancshares Corporation 2014 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 20, 2015
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	—Interactive Data File

*
Previously filed

+
Executive Compensation Plans and Arrangements

**
Deemed filed only with respect to those portions thereof incorporated herein by reference

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2014, 2013 and 2012 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2014 and 2013, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)
By:	/s/ DENNIS E. NIXON Dennis E. Nixon President
Date: February 27, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DENNIS E. NIXON Dennis E. Nixon	President and Director (Principal Executive Officer)	February 27, 2015
/s/ IMELDA NAVARRO Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
/s/ IRVING GREENBLUM Irving Greenblum	Director	February 27, 2015
/s/ R. DAVID GUERRA R. David Guerra	Director	February 27, 2015
/s/ DOUG HOWLAND Doug Howland	Director	February 27, 2015
/s/ PEGGY J. NEWMAN Peggy J. Newman	Director	February 27, 2015
/s/ LARRY NORTON Larry Norton	Director	February 27, 2015
/s/ LEONARDO SALINAS Leonardo Salinas	Director	February 27, 2015
/s/ ANTONIO R. SANCHEZ, JR. Antonio R. Sanchez, Jr.	Director	February 27, 2015

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2014 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 20, 2015
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002