Form 10-Q
period 2015-03-31
INTERNATIONAL BANCSHARES CORP
filed 2015-05-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,418,084 shares outstanding at May 1, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2015	2014
Assets

Cash and cash equivalents	$278,396	$255,146

Investment securities:
Held-to-maturity (Market value of $2,400 on March 31, 2015 and $2,400 on December 31, 2014)	2,400	2,400
Available-for-sale (Amortized cost of $4,936,495 on March 31, 2015 and $4,914,428 on December 31, 2014)	4,988,180	4,931,963

Total investment securities	4,990,580	4,934,363

Loans	5,778,742	5,679,245
Less allowance for probable loan losses	(66,251)	(64,828)

Net loans	5,712,491	5,614,417

Bank premises and equipment, net	527,350	526,423
Accrued interest receivable	30,327	31,461
Other investments	424,165	420,670
Identified intangible assets, net	678	797
Goodwill	282,532	282,532
Other assets	127,883	130,711

Total assets	$12,374,402	$12,196,520

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2015	2014
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$3,038,850	$2,930,253
Savings and interest bearing demand	3,139,394	3,025,680
Time	2,470,678	2,482,692

Total deposits	8,648,922	8,438,625

Securities sold under repurchase agreements	873,405	858,350
Other borrowed funds	941,457	1,073,944
Junior subordinated deferrable interest debentures	175,416	175,416
Other liabilities	116,861	69,527

Total liabilities	10,756,061	10,615,862

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,787,077 shares on March 31, 2015 and 95,783,977 shares on December 31, 2014	95,787	95,784
Surplus	165,862	165,520
Retained earnings	1,601,992	1,585,389
Accumulated other comprehensive income (including $(4,655) on March 31, 2015 and $(4,881) on December 31, 2014 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	33,377	11,397
	1,897,018	1,858,090

Less cost of shares in treasury, 29,378,567 shares on March 31, 2015 and 29,324,567 December 31, 2014	(278,677)	(277,432)

Total shareholders’ equity	1,618,341	1,580,658

Total liabilities and shareholders’ equity	$12,374,402	$12,196,520

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Interest income:
Loans, including fees	$72,443	$67,872
Investment securities:
Taxable	23,883	26,179
Tax-exempt	2,773	3,523
Other interest income	36	63

Total interest income	99,135	97,637

Interest expense:
Savings deposits	877	871
Time deposits	2,874	3,120
Securities sold under repurchase agreements	5,994	6,236
Other borrowings	475	556
Junior subordinated interest deferrable debentures	1,024	1,090

Total interest expense	11,244	11,873

Net interest income	87,891	85,764

Provision for probable loan losses	2,377	2,078

Net interest income after provision for probable loan losses	85,514	83,686

Non-interest income:
Service charges on deposit accounts	19,192	22,062
Other service charges, commissions and fees
Banking	10,453	10,820
Non-banking	1,110	1,899
Investment securities transactions, net	(1)	8,108
Other investments, net	4,255	9,058
Other income	1,825	6,239

Total non-interest income	$36,834	$58,186

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Non-interest expense:
Employee compensation and benefits	$31,752	$30,245
Occupancy	6,179	7,008
Depreciation of bank premises and equipment	6,226	6,092
Professional fees	3,247	3,612
Deposit insurance assessments	1,490	1,439
Net expense, other real estate owned	1,468	929
Amortization of identified intangible assets	119	981
Advertising	2,007	1,830
Early termination fee — securities sold under repurchase agreements	—	11,000
Impairment charges (Total other-than-temporary impairment charges, $122 net of $(349), and $32, net of $(122), included in other comprehensive income)	227	90
Other	14,908	14,470

Total non-interest expense	67,623	77,696

Income before income taxes	54,725	64,176

Provision for income taxes	18,863	20,530

Net income	$35,862	$43,646

Basic earnings per common share:

Weighted average number of shares outstanding:	66,416,252	67,130,971
Net income	$.54	$.65

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	66,555,392	67,272,299
Net income	$.54	$.65

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$35,862	$43,646

Other comprehensive income, net of tax:

Net unrealized holding gains on securities available for sale arising during period (tax effects of $11,756 and $13,616)	21,833	25,289
Reclassification adjustment for gains on securities available for sale included in net income (tax effects of $(-) and $(2,838))	(1)	(5,270)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $79 and $31)	148	59
	21,980	20,078

Comprehensive income	$57,842	$63,724

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:

Net income	$35,862	$43,646

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	2,377	2,078
Specific reserve, other real estate owned	—	138
Depreciation of bank premises and equipment	6,226	6,092
Gain on sale of bank premises and equipment	(91)	(2,956)
Gain on sale of other real estate owned	(28)	(233)
Accretion of investment securities discounts	(444)	(1,274)
Amortization of investment securities premiums	7,217	6,765
Investment securities transactions, net	1	(8,108)
Impairment charges on available-for-sale investment securities	227	90
Amortization of identified intangible assets	119	981
Stock based compensation expense	292	161
Earnings from affiliates and other investments	(3,286)	(3,109)
Deferred tax benefit	(1,415)	(1,666)
Decrease in accrued interest receivable	1,134	2,345
Net decrease (increase) in other assets	1,273	(365)
Net increase in other liabilities	17,319	16,630

Net cash provided by operating activities	66,783	61,215

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	6,290	258,277
Purchases of available for sale securities	(238,290)	(310,921)
Principal collected on mortgage-backed securities	201,856	171,405
Net increase in loans	(102,699)	(88,610)
Purchases of other investments	(550)	(681)
Distributions of other investments	343	10,281
Purchases of bank premises and equipment	(7,806)	(14,436)
Proceeds from sales of other real estate owned	3,831	5,559
Proceeds from sale of bank premises and equipment	744	3,298

Net cash (used in) provided by investing activities	(135,206)	34,172

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014

Financing activities:

Net increase in non-interest bearing demand deposits	$108,597	$163,485
Net increase in savings and interest bearing demand deposits	113,714	40,450
Net decrease in time deposits	(12,014)	(11,117)
Net increase (decrease) in securities sold under repurchase agreements	15,055	(120,211)
Net decrease in other borrowed funds	(132,487)	(75,547)
Redemption of long-term debt	—	(10,310)
Purchases of treasury stock	(1,245)	(5,755)
Proceeds from stock transactions	53	120

Net cash provided by (used in) financing activities	91,673	(18,885)

Increase in cash and cash equivalents	23,250	76,502

Cash and cash equivalents at beginning of period	255,146	274,785

Cash and cash equivalents at end of period	$278,396	$351,287

Supplemental cash flow information:
Interest paid	$11,549	$12,594
Income taxes paid	50	5,652

Non-cash investing and financing activities:
Dividends declared, not yet paid	$19,258	$16,741
Net transfer from loans to other real estate owned	2,248	486
Purchases of available-for-sale securities not yet settled	—	3,079

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, Premier Tierra Holdings, Inc. and IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis, as of March 31, 2015 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,660,607	$—	$4,637,185	$23,422
States and political subdivisions	277,754	—	277,754	—
Other	49,819	29,819	20,000	—
	$4,988,180	$29,819	$4,934,939	$23,422

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,600,372	$—	$4,576,309	$24,063
States and political subdivisions	282,276	—	282,276	—
Other	49,315	29,315	20,000	—
	$4,931,963	$29,315	$4,878,585	$24,063

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

Assumptions used in the discounted cash flow model as of March 31, 2015 and December 31, 2014 were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2014	$24,063
Principal paydowns	(763)
Total unrealized losses included in:
Other comprehensive income	349
Impairment realized	(227)

Balance at March 31, 2015	$23,422

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2015 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Provision (Credit) During
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$28,630	$—	$—	$28,630	$1,503
Other real estate owned	155	—	—	155	17

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable	Net (Credit) Provision
	December 31, 2014	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	During the Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$29,501	$—	$—	$29,501	$(1,557)
Other real estate owned	6,112	—	—	6,112	597

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of March 31, 2015, the Company had $64,891,000 of impaired commercial collateral dependent loans, of which $50,342,000 had an appraisal performed within the immediately preceding twelve months, and of which $3,001,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2014, the Company had $65,551,000 of impaired commercial collateral dependent loans, of which $52,092,000 had an appraisal performed within the immediately preceding twelve months, and of which $5,307,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively the Company recorded $0 and $367,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively, the Company recorded $17,000 and $597,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2015 and December 31, 2014 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2015, and December 31, 2014, the carrying amount of fixed rate performing loans was $1,388,031,000 and $1,352,147,000 respectively, and the estimated fair value was $1,323,168,000 and $1,285,648,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2015 and December 31, 2014.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At March 31, 2015 and December 31, 2014, the carrying amount of time deposits was $2,470,678,000 and $2,482,692,000, respectively, and the estimated fair value was $2,468,670,000 and $2,480,390,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2015 and December 31, 2014.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At March 31, 2015 and December 31, 2014, the carrying amount of long-term repurchase agreements was $610,000,000 and the estimated fair value was $558,563,400 and $558,097,100, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2015 and December 31, 2014.

Other Borrowed Funds

The company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2015 and December 31, 2014.  The fair value of the long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings are included in Level 2 of the fair value hierarchy.  At March 31, 2015 and December 31, 2014, the carrying amount of the long-term FHLB borrowings was $6,207,000, and $6,244,000, respectively, and the estimated fair value was $6,756,000 and $6,645,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,094,522	$3,107,584
Real estate — mortgage	916,938	910,326
Real estate — construction	1,522,571	1,414,977
Consumer	59,254	61,137
Foreign	185,457	185,221

Total loans	$5,778,742	$5,679,245

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended March 31, 2015
	Domestic							Foreign
	Commercial	Commercial Real Estate: Other Construction & Land Development	Commercial Real Estate: Farmland & Commercial	Commercial Real Estate: Multifamily	Residential: First Lien	Residential: Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,352	$12,955	$18,683	$846	$3,589	$4,683	$660	$1,060	$64,828
Losses charge to allowance	(2,309)	—	(17)	—	(90)	(97)	(174)	—	(2,687)
Recoveries credited to allowance	796	1	806	—	14	106	6	4	1,733
Net (losses) gains charged to allowance	(1,513)	1	789	—	(76)	9	(168)	4	(954)

Provision(credit) charged to operations	2,680	1,413	(1,496)	(6)	60	(431)	152	5	2,377

Balance at March 31,	$23,519	$14,369	$17,976	$840	$3,573	$4,261	$644	$1,069	$66,251

	Three Months Ended March 31, 2014
	Domestic							Foreign
	Commercial	Commercial Real Estate: Other Construction & Land Development	Commercial Real Estate: Farmland & Commercial	Commercial Real Estate: Multifamily	Residential: First Lien	Residential: Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,433	$12,541	$24,467	$776	$3,812	$4,249	$750	$1,133	$70,161
Losses charge to allowance	(2,481)	—	—	—	(27)	(146)	(187)	(3)	(2,844)
Recoveries credited to allowance	796	31	23	—	4	33	80	46	1,013
Net (losses) gains charged to allowance	(1,685)	31	23	—	(23)	(113)	(107)	43	(1,831)

Provision (credit) charged to operations	7,175	903	(5,556)	43	(265)	(168)	105	(159)	2,078

Balance at March 31,	$27,923	$13,475	$18,934	$819	$3,524	$3,968	$748	$1,017	$70,408

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	(Dollars in Thousands)
	Loans Individually Evaluated for Impairment		Loans Collectively Evaluated for Impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$41,255	$10,790	$1,052,028	$12,729
Commercial real estate: other construction & land development	9,932	1,956	1,512,639	12,413
Commercial real estate: farmland & commercial	13,467	978	1,882,526	16,998
Commercial real estate: multifamily	841	—	104,405	840
Residential: first lien	5,293	—	418,515	3,573
Residential: junior lien	1,369	—	491,761	4,261
Consumer	1,188	—	58,066	644
Foreign	405	—	185,052	1,069

Total	$73,750	$13,724	$5,704,992	$52,527

	December 31, 2014
	(Dollars in Thousands)
	Loans Individually Evaluated for Impairment		Loans Collectively Evaluated for Impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$40,175	$9,112	$1,049,311	$13,240
Commercial real estate: other construction & land development	10,876	1,890	1,404,101	11,065
Commercial real estate: farmland & commercial	14,166	1,219	1,887,233	17,464
Commercial real estate: multifamily	835	—	115,864	846
Residential: first lien	5,840	—	416,186	3,589
Residential: junior lien	2,895	—	485,405	4,683
Consumer	1,384	—	59,753	660
Foreign	—	—	185,221	1,060

Total	$76,171	$12,221	$5,603,074	$52,607

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Domestic
Commercial	$41,201	$40,121
Commercial real estate: other construction & land development	7,677	8,621
Commercial real estate: farmland & commercial	11,204	11,903
Commercial real estate: multifamily	821	835
Residential: first lien	372	527
Residential: junior lien	22	1,523
Consumer	21	29
Foreign	—	—

Total non-accrual loans	$61,318	$63,559

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$21,865	$21,979	$10,790	$20,623	$—
Commercial real estate: other construction & land development	6,323	6,546	1,956	6,323	—
Commercial real estate: farmland & commercial	5,074	5,257	978	5,088	23
Total impaired loans with related allowance	$33,262	$33,782	$13,724	$32,034	$23

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$19,390	$19,410	$19,737	$1
Commercial real estate: other construction & land development	3,609	3,708	3,610	19
Commercial real estate: farmland & commercial	8,393	9,315	8,868	—
Commercial real estate: multifamily	841	841	846	—
Residential: first lien	5,293	5,345	5,357	62
Residential: junior lien	1,369	1,390	1,374	20
Consumer	1,188	1,190	1,189	1
Foreign	405	405	407	4
Total impaired loans with no related allowance	$40,488	$41,604	$41,388	$107

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$19,944	$20,026	$9,112	$19,313	$—
Commercial real estate: other construction & land development	6,714	6,949	1,890	7,183	—
Commercial real estate: farmland & commercial	5,107	5,257	1,219	6,790	92
Total impaired loans with related allowance	$31,765	$32,232	$12,221	$33,286	$92

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$20,231	$20,260	$18,563	$4
Commercial real estate: other construction & land development	4,162	4,270	4,882	74
Commercial real estate: farmland & commercial	9,059	10,562	8,664	—
Commercial real estate: multifamily	835	835	363	—
Residential: first lien	5,840	6,034	6,293	273
Residential: junior lien	2,895	2,915	3,035	90
Consumer	1,384	1,386	1,402	3
Foreign	—	—	—	—
Total impaired loans with no related allowance	$44,406	$46,262	$43,202	$444

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

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Domestic
Commercial	$2,464	$2,500
Commercial real estate: other construction & land development	2,254	2,254
Commercial real estate: farmland & commercial	2,853	2,861
Commercial real estate: multifamily	21	—
Residential: first lien	4,921	5,313
Residential: junior lien	1,347	1,371
Consumer	1,167	1,354
Foreign	405	—

Total troubled debt restructuring	$15,432	$15,653

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2015 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at March 31, 2015 and December 31, 2014:

	March 31, 2015
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$8,388	$2,950	$35,685	$595	$47,023	$1,046,260	$1,093,283
Commercial real estate: other construction & land development	1,222	580	7,432	51	9,234	1,513,337	1,522,571
Commercial real estate: farmland & commercial	8,229	3,446	6,267	866	17,962	1,878,031	1,895,993
Commercial real estate: multifamily	204	—	976	156	1,180	104,066	105,246
Residential: first lien	3,382	1,635	4,460	4,214	9,477	414,331	423,808
Residential: junior lien	989	173	538	538	1,700	491,430	493,130
Consumer	560	242	337	319	1,139	58,115	59,254
Foreign	1,416	224	269	269	1,909	183,548	185,457
Total past due loans	$24,390	$9,270	$55,964	$7,008	$89,624	$5,689,118	$5,778,742

	December 31, 2014
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,103	$2,665	$40,665	$2,890	$47,433	$1,042,053	$1,089,486
Commercial real estate: other construction & land development	596	10	8,707	439	9,313	1,405,664	1,414,977
Commercial real estate: farmland & commercial	2,905	7,131	10,724	1,711	20,760	1,880,639	1,901,399
Commercial real estate: multifamily	351	—	856	21	1,207	115,492	116,699
Residential: first lien	5,895	1,864	4,267	3,901	12,026	410,000	422,026
Residential: junior lien	899	231	1,931	431	3,061	485,239	488,300
Consumer	896	216	507	482	1,619	59,518	61,137
Foreign	1,616	98	113	113	1,827	183,394	185,221
Total past due loans	$17,261	$12,215	$67,770	$9,988	$97,246	$5,581,999	$5,679,245

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$967,008	$38,461	$4,505	$42,054	$41,255
Commercial real estate: other construction & land development	1,462,611	993	10,421	38,614	9,932
Commercial real estate: farmland & commercial	1,754,758	11,502	20,263	96,003	13,467
Commercial real estate: multifamily	104,270	—	—	135	841
Residential: first lien	415,011	3,487	—	17	5,293
Residential: junior lien	491,494	—	—	267	1,369
Consumer	58,066	—	—	—	1,188
Foreign	185,052	—	—	—	405
Total	$5,438,270	$54,443	$35,189	$177,090	$73,750

	December 31, 2014
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$961,490	$38,382	$3,793	$45,646	$40,175
Commercial real estate: other construction & land development	1,353,971	1,005	10,428	38,697	10,876
Commercial real estate: farmland & commercial	1,754,741	11,674	23,453	97,365	14,166
Commercial real estate: multifamily	115,729	—	—	135	835
Residential: first lien	412,668	3,500	—	18	5,840
Residential: junior lien	484,968	—	—	437	2,895
Consumer	59,622	—	—	131	1,384
Foreign	185,221	—	—	—	—
Total	$5,328,410	$54,561	$37,674	$182,429	$76,171

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2015, 204,000 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
				(Dollars in Thousands)
Options outstanding at December 31, 2014	993,889	$18.94
Plus: Options granted	5,000	24.15
Less:
Options exercised	3,100	16.85
Options expired	28,325	26.90
Options forfeited	7,971	17.57
Options outstanding at March 31, 2015	959,493	18.75	6.59	$6,993

Options fully vested and exercisable at March 31, 2015	243,928	$16.13	3.02	$2,427

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2015 and March 31, 2014 was approximately $292,000 and $161,000, respectively.  As of March 31, 2015, there was approximately $3,759,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.2 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2015 are as follows:

	Held to Maturity
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,624,803	$59,442	$(23,638)	$4,660,607	$4,660,607
Obligations of states and political subdivisions	263,617	19,981	(5,844)	277,754	277,754
Other debt securities	20,000	—	—	20,000	20,000
Equity securities	28,075	1,877	(133)	29,819	29,819
Total investment securities	$4,936,495	$81,300	$(29,615)	$4,988,180	$4,988,180

(1)         Included in the carrying value of residential mortgage-backed securities are $1,456,096 of mortgage-backed securities issued by Ginnie Mae, $3,181,089 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $23,422 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2014 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value (1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,597,590	$47,960	$(45,178)	$4,600,372	$4,600,372
Obligations of states and political subdivisions	268,763	19,131	(5,618)	282,276	282,276
Other debt securities	20,000	—	—	20,000	20,000
Equity securities	28,075	1,425	(185)	29,315	29,315
Total investment securities	$4,914,428	$68,516	$(50,981)	$4,931,963	$4,931,963

(1)         Included in the carrying value of residential mortgage-backed securities are $1,503,774 of mortgage-backed securities issued by Ginnie Mae, $3,072,535 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $24,063 issued by non-government entities

The amortized cost and estimated fair value of investment securities at March 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,400	2,400	—	—
Due after five years through ten years	—	—	742	830
Due after ten years	—	—	282,875	296,924
Residential mortgage-backed securities	—	—	4,624,803	4,660,607
Equity securities	—	—	28,075	29,819
Total investment securities	$2,400	$2,400	$4,936,495	$4,988,180

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,302,935,000 and $2,329,855,000, respectively, at March 31, 2015.

Proceeds from the sale and maturities of securities available-for-sale were $6,290,000 for the three months ended March 31, 2015, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $(1,000) were realized on the sales for the three months ended March 31, 2015.  Proceeds from the sale of securities available-for-sale were $258,277,000 for the three months ended March 31, 2014, which included $257,621,000 of mortgage-backed securities. Gross gains of $8,108,000 and gross losses of $0 were realized on the sales for the three months ended March 31, 2014.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$347,877	$(1,280)	$1,650,360	$(22,358)	$1,998,237	$(23,638)
Obligations of states and political subdivisions	8,727	(88)	25,230	(5,756)	33,957	(5,844)
Equity securities	70	(5)	5,622	(128)	5,692	(133)
	$356,674	$(1,373)	$1,681,212	$(28,242)	$2,037,886	$(29,615)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$808,072	$(4,910)	$1,836,218	$(40,268)	$2,644,290	$(45,178)
Obligations of states and political subdivisions	8,833	(97)	27,793	(5,521)	36,626	(5,618)
Equity securities	74	(1)	8,066	(184)	8,140	(185)
	$816,979	$(5,008)	$1,872,077	$(45,973)	$2,689,056	$(50,981)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $227,000 ($147,550, after tax) and $90,000 ($58,500, after tax) were recorded for the quarters ended March 31, 2015 and 2014, respectively.  The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended March 31, 2015 and 2014, respectively (Dollars in Thousands):

Balance at December 31, 2014	$12,623
Impairment charges recognized in earnings during period	227
Balance at March 31, 2015	$12,850

Balance at December 31, 2013	$11,806
Impairment charges recognized in earnings during period	90
Balance at March 31, 2014	$11,896

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2015, other borrowed funds totaled $941,457,000, a decrease of 12.3% from $1,073,944,000 at December 31, 2014.  The decrease in borrowings can be primarily attributed to the use of funds generated from principal paydowns on available for sale securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of March 31, 2015 and December 31, 2014, the principal amount of debentures outstanding totaled $175,416,000. On February 11, 2014, the Company bought back all of the Capital and Common Securities of IB Capital Trust VII from the holder of the securities for a price that reflected an approximate six percent discount from the redemption price of the securities and thereby retired the $10,310,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VII.  On December 24, 2014, the Company bought back a portion of the Capital Securities of IB Capital Trust XI from the holder of the securities for a price that reflected an approximate 23.6% discount from the redemption price of the securities and thereby retired $5,000,000 of the total $32,900,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust XI resulting in Junior Subordinated Deferrable Interest Debentures on Trust XI of $27,990,000 as of March 31, 2015.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2015 and December 31, 2014, the total $175,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2015:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index (1)	Maturity Date	Optional Redemption Date(1)
	(Dollars in
	Thousands)
Trust VI	$25,774	Quarterly	3.71%	LIBOR + 3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.30%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.88%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.90%	LIBOR + 1.65	February 2037	February 2012
Trust XI	27,990	Quarterly	1.88%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.71%	LIBOR + 1.45	September 2037	September 2012
	$175,416

(1)         The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U.S. Treasury sold the Warrant to a third party.  As of May 1, 2015, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.  Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of 33 cents per semi-annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.29 per share on April 17, 2015 to all holders of record on April 1, 2015.  The Company paid cash dividends to the common shareholders of $.25 per share on April 18, 2014 to all holders of record on April 1, 2014 and $.27 per share on October 15, 2014 to all shareholders of record on September 30, 2014.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 6, 2015, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2015, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  During the first quarter of 2015, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 Plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 Plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 1, 2015, a total of 8,684,680 shares had been repurchased under all programs at a cost of $257,704,000.  The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

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

Note 11 — Capital Ratios

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amount and classifications are also subject to qualitative judgements by regulators about components, risk weighting and other factors.

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations.  The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions.  Consistent with the Basel international framework, the rules includes a new minimum ratio of common equity tier 1 to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets.  The capital conservation buffer will be phased-in beginning on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations.  Regarding the quality of capital, the new rules emphasize common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments.  The new rules also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The new rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2015.

The Company had a Common Equity Tier 1 (“CET1”) to risk-weighted assets ratio of 15.60% on March 31, 2015.  The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.27% and 12.33%, risk-weighted Tier 1 capital ratio of 17.83% and 19.34% and risk-weighted total capital ratio of 18.67% and 20.24% at March 31, 2015 and December 31, 2014, respectively.  The Company’s CETI capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CETI capital.  CETI is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CETI capital and additional Tier 1 Capital.  Additional Tier 1 Capital of the Company includes the Capital Securities issued by the Trusts up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2015, the total of $175,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets.  Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things.  The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of March 31, 2015, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company.  Based on the ratios presented above, capital levels as of March 31,

2015 at the Company exceed the minimum levels necessary to be considered “well capitalized.”

The Company and its Subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the Subsidiary banks, the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory authorities can initiate certain mandatory actions if the Company or any of the Subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements.  Management believes, as of March 31, 2015, that the Company and each of its Subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2014, included in the Company’s 2014 Form 10-K.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or any future period.

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

•                  Changes in our liquidity position.

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

•                  Additions to the Company’s loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company’s customers, including, without limitation, lower real estate values, lower oil prices or environmental liability risks associated with foreclosed properties.

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

•                  Changes in the reliability of our vendors, internal control systems or information systems.

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

•                  The costs and effects of regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 212 facilities and 325 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  As the Company adjusts to regulatory changes related to the Dodd-Frank Act, the Company’s efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2015	December 31, 2014	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,374,402	$12,196,520	1.5%
Net loans	5,712,491	5,614,417	1.7
Deposits	8,648,922	8,438,625	2.5
Other borrowed funds	941,457	1,073,944	(12.3)
Junior subordinated deferrable interest debentures	175,416	175,416	—
Shareholders’ equity	1,618,341	1,580,658	2.4

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Percent Increase (Decrease) 2015 vs. 2014
	(Dollars in Thousands)

Interest income	$99,135	$97,637	1.5%
Interest expense	11,244	11,873	(5.3)
Net interest income	87,891	85,764	2.5
Provision for probable loan losses	2,377	2,078	14.4
Non-interest income	36,834	58,186	(36.7)
Non-interest expense	67,623	77,696	(13.0)
Net income	35,862	43,646	(17.8)

Per common share:
Basic	$.54	$.65	(16.9)%
Diluted	.54	.65	(16.9)

Net Income

Net income for the first quarter of 2015 decreased by 17.8% as compared to the same period of 2014.  Net income for the first quarter of 2015 continues to be positively impacted by an increase in the net interest margin.  The increase can be attributed to increased levels of interest income arising from the re-positioning of the investment portfolio the Company undertook in prior periods, an increase in loans outstanding and a decrease in interest expense on time deposits and securities sold under repurchase agreements.  The decrease in non-interest income for the first quarter of 2015 can be attributed to one-time transactions that occurred in the first quarter of 2014.  Positively impacting net income for the first quarter of 2014 were the sale of an equity investment by a merchant banking company in which the Company holds a 50% interest, insurance proceeds from a policy the lead bank subsidiary had purchased to cover the cost of employee compensation and benefit programs, the sale of property originally held by the bank subsidiaries, the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company, and gains on sales of investment securities of $5.6 million, after tax.  Negatively impacting net income for the first quarter of 2014 was a charge of $7.2 million, after tax, recorded by the Company’s lead bank subsidiary as a result of the early termination of a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Net Interest Income

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Percent Increase (Decrease) 2015 vs. 2014
	(Dollars in Thousands)
Interest income:
Loans, including fees	$72,443	$67,872	6.7%
Investment securities:
Taxable	23,883	26,179	(8.8)
Tax-exempt	2,773	3,523	(21.3)
Other interest income	36	63	(42.9)

Total interest income	99,135	97,637	1.5

Interest expense:
Savings deposits	877	871.7
Time deposits	2,874	3,120	(7.9)
Securities sold under repurchase agreements	5,994	6,236	(3.9)
Other borrowings	475	556	(14.6)
Junior subordinated interest deferrable debentures	1,024	1,090	(6.1)

Total interest expense	11,244	11,873	(5.3)

Net interest income	$87,891	$85,764	2.5%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 42 for the March 31, 2015 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Percent Increase (Decrease) 2015 vs. 2014
	(Dollars in Thousands)

Service charges on deposit accounts	$19,192	$22,062	(13.0)%
Other service charges, commissions and fees
Banking	10,453	10,820	(3.4)
Non-banking	1,110	1,899	(41.5)
Investment securities transactions, net	(1)	8,108	(100.0)
Other investments, net	4,255	9,058	(53.0)
Other income	1,825	6,239	(70.7)

Total non-interest income	$36,834	$58,186	(36.7)%

Total non-interest income decreased 36.7% for the quarter ended March 31, 2015 compared to the same quarter of 2014.  The decrease in other investment income can be attributed to two one-time transactions that occurred in the first quarter of 2014, namely, the sale of an equity investment by a merchant banking company in which the Company holds a 50% interest and insurance proceeds from a policy the lead bank subsidiary had purchased to cover the cost of employee compensation and benefit programs.  The decrease in other income for the quarter ended March 31, 2015 can be primarily attributed to both the sale of property originally held by the bank subsidiaries resulting in a net gain of approximately $2,900,000, and the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company in the amount of approximately $600,000, recorded in the first quarter of 2014.  The decrease in service charges in deposit accounts can be attributed to a decrease in the volume of overdraft charges on deposit accounts.

Non-Interest Expense

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014	Percent Increase (Decrease) 2015 vs. 2014
	(Dollars in Thousands)

Employee compensation and benefits	$31,752	$30,245	5.0%
Occupancy	6,179	7,008	(11.8)
Depreciation of bank premises and equipment	6,226	6,092	2.2
Professional fees	3,247	3,612	(10.1)
Deposit insurance assessments	1,490	1,439	3.5
Net expense, other real estate owned	1,468	929	58.0
Amortization of identified intangible assets	119	981	(87.9)
Advertising	2,007	1,830	9.7
Early termination fee — securities sold under repurchase agreements	—	11,000	100.0
Impairment charges (Total other-than- temporary impairment charges, $122, net of $(349) and $32, net of $(122) included in other comprehensive income)	227	90	152.2
Other	14,908	14,470	3.0

Total non-interest expense	$67,623	$77,696	(13.0)%

Non-interest expense decreased 13.0% for the quarter ended March 31, 2015 compared to the same period of 2014.  The decrease can be primarily attributed to a one-time charge of $11.0 million recorded by the Company’s lead bank subsidiary in the first quarter of 2014.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 2.2% to $66,251,000 at March 31, 2015 from $64,828,000 at December 31, 2014.  The provision for probable loan losses charged to expense increased 14.4% to $2,377,000 for the three months ended March 31, 2015 from $2,078,000 for the same period in 2014.  The allowance for probable loan losses was 1.14% of total loans at March 31, 2015 and December 31, 2014.

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

Loans

Net loans increased 1.7% to $5,712,491,000 at March 31, 2015, from $5,614,417,000 at December 31, 2014.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits increased by 2.5% to $8,648,922,000 at March 31, 2015, from $8,438,625,000 at December 31, 2014.  The increase in deposits is the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2015, the Company had $12,374,402,000 of consolidated assets, of which approximately $185,457,000, or 1.50%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $185,221,000, or 1.52%, at December 31, 2014.  Of the $185,457,000, 81.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 15.6% is secured by foreign real estate; and 3.2% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2015 and 2014 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged available for sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold or sold under agreements to repurchase, to provide immediate liquidity.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2015, shareholders’ equity was $1,618,341,000 compared to $1,580,658,000 at December 31, 2014.  The increase in shareholders’ equity can be attributed to an increase in other comprehensive income and the retention of earnings.

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amount and classifications are also subject to qualitative judgements by regulators about components, risk weighting and other factors.

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations.  The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions.  Consistent with the Basel international framework, the rules includes a new minimum ratio of common equity tier 1 to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets.  The capital conservation buffer will be phased-in beginning on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations.  Regarding the quality of capital, the new rules emphasize common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments.  The new rules also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The new rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2015.

The Company had a Common Equity Tier 1 (“CET1”) to risk-weighted assets ratio of 15.60% on March 31, 2015.  The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.27% and 12.33%, risk-weighted Tier 1 capital ratio of 17.83% and 19.34% and risk-weighted total capital ratio of 18.67% and 20.24% at March 31, 2015 and December 31, 2014, respectively.  The Company’s CETI capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CETI capital.  CETI is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CETI capital and additional Tier 1 Capital.  Additional Tier 1 Capital of the Company includes the Capital Securities issued by the Trusts up to a maximum of 25% of tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2015, the total of $175,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets.  Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things.  The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of March 31, 2015, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company.  Based on the ratios presented above, capital levels as of March 31, 2015 at the Company exceed the minimum levels necessary to be considered “well capitalized.”

The Company and its Subsidiary banks are subject to the regulatory capital requirements administered by the

Federal Reserve, and, for the Subsidiary banks, the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory authorities can initiate certain mandatory actions if the Company or any of the Subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements.  Management believes, as of March 31, 2015, that the Company and each of its Subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2015 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
March 31, 2015	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$361,646	$801,820	$3,549,360	$277,754	$4,990,580
Loans, net of non-accruals	4,431,415	241,260	360,178	684,570	5,717,423

Total earning assets	$4,793,061	$1,043,080	$3,909,538	$962,324	$10,708,003

Cumulative earning assets	$4,793,061	$5,836,141	$9,745,679	$10,708,003

Rate sensitive liabilities

Time deposits	$999,233	$1,215,417	$255,944	$84	$2,470,678
Other interest bearing deposits	3,139,394	—	—	—	3,139,394
Securities sold under repurchase agreements	351,071	11,301	511,033	—	873,405
Other borrowed funds	935,250	—	—	6,207	941,457
Junior subordinated deferrable interest debentures	175,416	—	—	—	175,416

Total interest bearing liabilities	$5,600,364	$1,226,718	$766,977	$6,291	$7,600,350

Cumulative sensitive liabilities	$5,600,364	$6,827,082	$7,594,059	$7,600,350

Repricing gap	$(807,303)	$(183,638)	$3,142,561	$956,033	$3,107,653
Cumulative repricing gap	(807,303)	(990,941)	2,151,620	3,107,653
Ratio of interest-sensitive assets to liabilities	.86	.85	5.10	152.97	1.41
Ratio of cumulative, interest- sensitive assets to liabilities	.86	.85	1.28	1.41

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2015, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2014 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2014.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 6, 2015, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2015, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 1, 2015, a total of 8,684,680 shares had been repurchased under all repurchase programs at a cost of $257,704,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
January 1 – January 31, 2015	54,000	$23.05	54,000	$25,587,000
February 1 – February 28, 2015	—	—	—	25,587,000
March 1 – March 31, 2015	—	—	—	40,000,000
	54,000	$23.05	54,000

(1) The repurchase program was extended on March 6, 2015 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2016.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 8, 2015	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 8, 2015	/s/ Imelda Navarro
Imelda Navarro
Treasurer