Form 10-Q
period 2015-06-30
INTERNATIONAL BANCSHARES CORP
filed 2015-08-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,470,663 shares outstanding at July 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2015	2014
Assets

Cash and cash equivalents	$260,392	$255,146

Investment securities:
Held-to-maturity (Market value of $2,400 on June 30, 2015 and $2,400 on December 31, 2014)	2,400	2,400
Available-for-sale (Amortized cost of $4,660,311 on June 30, 2015 and $4,894,428 on December 31, 2014)	4,673,472	4,911,963

Total investment securities	4,675,872	4,914,363

Loans	5,774,462	5,679,245
Less allowance for probable loan losses	(60,538)	(64,828)

Net loans	5,713,924	5,614,417

Bank premises and equipment, net	525,100	526,423
Accrued interest receivable	31,342	31,461
Other investments	457,518	440,670
Identified intangible assets, net	517	797
Goodwill	282,532	282,532
Other assets	126,932	130,711

Total assets	$12,074,129	$12,196,520

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2015	2014
Liabilities and Shareholders’ Equity

Liabilities:

Deposits:
Demand — non-interest bearing	$3,005,214	$2,930,253
Savings and interest bearing demand	3,015,339	3,025,680
Time	2,443,281	2,482,692

Total deposits	8,463,834	8,438,625

Securities sold under repurchase agreements	907,211	858,350
Other borrowed funds	820,325	1,073,944
Junior subordinated deferrable interest debentures	175,416	175,416
Other liabilities	79,096	69,527

Total liabilities	10,445,882	10,615,862

Shareholders’ equity:

Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,824,737 shares on June 30, 2015 and 95,783,977 shares on December 31, 2014	95,825	95,784
Surplus	166,706	165,520
Retained earnings	1,635,868	1,585,389
Accumulated other comprehensive income (including $(4,476) on June 30, 2015 and $(4,881) on December 31, 2014 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	8,525	11,397
	1,906,924	1,858,090

Less cost of shares in treasury, 29,378,567 shares on June 30, 2015 and 29,324,567 December 31, 2014	(278,677)	(277,432)

Total shareholders’ equity	1,628,247	1,580,658

Total liabilities and shareholders’ equity	$12,074,129	$12,196,520

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income:
Loans, including fees	$72,927	$70,036	$145,370	$137,908
Investment securities:
Taxable	23,257	26,545	47,140	52,724
Tax-exempt	2,749	2,728	5,522	6,251
Other interest income	42	31	78	94

Total interest income	98,975	99,340	198,110	196,977

Interest expense:
Savings deposits	901	915	1,778	1,786
Time deposits	2,833	3,019	5,707	6,139
Securities sold under repurchase agreements	6,062	6,088	12,056	12,324
Other borrowings	369	564	844	1,120
Junior subordinated interest deferrable debentures	1,045	1,048	2,069	2,138

Total interest expense	11,210	11,634	22,454	23,507

Net interest income	87,765	87,706	175,656	173,470

Provision for probable loan losses	7,767	3,645	10,144	5,723

Net interest income after provision for probable loan losses	79,998	84,061	165,512	167,747

Non-interest income:
Service charges on deposit accounts	19,850	22,450	39,042	44,512
Other service charges, commissions and fees
Banking	13,075	12,090	23,528	22,911
Non-banking	1,856	1,161	2,966	3,060
Investment securities transactions, net	(427)	(379)	(428)	7,729
Other investments, net	3,462	2,309	7,717	11,367
Other income	2,328	3,822	4,153	10,062

Total non-interest income	$40,144	$41,453	$76,978	$99,641

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Non-interest expense:
Employee compensation and benefits	$29,650	$29,989	$61,402	$60,234
Occupancy	6,681	7,856	12,860	14,864
Depreciation of bank premises and equipment	6,332	6,054	12,558	12,146
Professional fees	4,020	3,315	7,267	6,927
Deposit insurance assessments	1,440	1,558	2,930	2,997
Net expense, other real estate owned	928	830	2,396	1,759
Amortization of identified intangible assets	161	1,148	280	2,129
Advertising	2,023	1,955	4,030	3,785
Early termination fee — securities sold under repurchase agreements	—	—	—	11,000
Impairment charges (Total other-than-temporary impairment losses, $(54), net of $(278), $(74), net of $(263), $(176), net of $(627), and $(107), net of $(386), included in other comprehensive income)	224	189	451	279
Other	16,812	15,736	31,720	30,208

Total non-interest expense	68,271	68,630	135,894	146,328

Income before income taxes	51,871	56,884	106,596	121,060

Provision for income taxes	17,996	19,165	36,859	39,695

Net income	$33,875	$37,719	$69,737	$81,365

Basic earnings per common share:

Weighted average number of shares outstanding:	66,424,723	66,925,664	66,420,511	67,027,750
Net income	$.51	$.56	$1.05	$1.21

Fully diluted earnings per common share:

Weighted average number of shares outstanding:	66,684,136	67,071,370	66,619,788	67,171,257
Net income	$.51	$.56	$1.05	$1.21

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$33,875	$37,719	$69,737	$81,365

Other comprehensive income (loss), net of tax

Net unrealized holding (losses) gains on securities available for sale arising during period (tax effects of $(13,311), $18,168, $(1,555) and $31,786)	(24,720)	33,742	(2,887)	59,032
Reclassification adjustment for (losses) gains on securities available for sale included in net income (tax effects of $(149), $133, $((150)and $(2,705))	(278)	246	(278)	(5,024)
Reclassification adjustment for impairment charges on available for sale securities included in net income (tax effects of $78, $66, $158 and $98)	146	123	293	181
	(24,852)	34,111	(2,872)	54,189

Comprehensive income	$9,023	$71,830	$66,865	$135,554

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:

Net income	$69,737	$81,365

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	10,144	5,723
Specific reserve, other real estate owned	118	238
Depreciation of bank premises and equipment	12,558	12,146
Gain on sale of bank premises and equipment	(143)	(3,957)
Gain on sale of other real estate owned	(205)	(298)
Accretion of investment securities discounts	(886)	(1,714)
Amortization of investment securities premiums	14,074	13,549
Investment securities transactions, net	428	(7,729)
Impairment charges on available-for-sale investment securities	451	279
Amortization of identified intangible assets	280	2,129
Stock based compensation expense	583	465
Earnings from affiliates and other investments	(6,527)	(5,086)
Deferred tax expense (benefit)	118	(2,083)
Decrease (increase) in accrued interest receivable	119	(432)
Net increase in other assets	(972)	(8,136)
Net increase (decrease) in other liabilities	511	(4,198)

Net cash provided by operating activities	100,388	82,261

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	30,282	368,296
Purchases of available for sale securities	(241,570)	(574,029)
Principal collected on mortgage-backed securities	432,542	367,999
Net increase in loans	(115,735)	(244,308)
Purchases of other investments	(12,491)	(5,602)
Distributions received on other investments	10,332	5,288
Purchases of bank premises and equipment	(11,983)	(28,846)
Proceeds from sales of other real estate owned	10,922	6,919
Proceeds from sale of bank premises and equipment	891	6,789

Net cash provided by (used in) investing activities	104,265	(97,494)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014

Financing activities:

Net increase in non-interest bearing demand deposits	$74,961	$215,071
Net (decrease) increase in savings and interest bearing demand deposits	(10,341)	33,133
Net decrease in time deposits	(39,411)	(68,990)
Net increase (decrease) in securities sold under repurchase agreements	48,861	(87,316)
Net (decrease) increase in other borrowed funds	(253,619)	134,867
Purchase of treasury stock	(1,245)	(7,862)
Repayment of long-term debt	—	(10,310)
Proceeds from stock transactions	645	291
Payments of dividends on common stock	(19,258)	(16,741)

Net cash (used in) provided by financing activities	(199,407)	192,143

Increase in cash and cash equivalents	5,246	176,910

Cash and cash equivalents at beginning of period	255,146	274,785

Cash and cash equivalents at end of period	$260,392	$451,695

Supplemental cash flow information:
Interest paid	$22,606	$24,365
Income taxes paid	37,840	53,288
Non-cash investing and financing activities:
Net transfer from loans to other real estate owned	(6,084)	(1,681)
Available for sale investment securities not yet settled	2,279	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (“Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, Premier Tierra Holdings, Inc. and IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2015 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,365,066	$—	$4,342,370	$22,696
States and political subdivisions	279,296	—	279,296	—
Other	29,110	29,110	—	—
	$4,673,472	$29,110	$4,621,666	$22,696

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
		Quoted Prices
	Assets/Liabilities Measured at Fair Value December 31,	in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,600,372	$—	$4,576,309	$24,063
States and political subdivisions	282,276	—	282,276	—
Other	29,315	29,315	—	—
	$4,911,963	$29,315	$4,858,585	$24,063

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

Assumptions used in the discounted cash flow model as of June 30, 2015 and December 31, 2014 were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates, and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2014	$24,063
Principal paydowns	(1,543)
Total unrealized losses included in:
Other comprehensive income	627
Impairment realized	(451)

Balance at June 30, 2015	$22,696

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2015 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net (Credit) Provision During
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$16,547	$—	$—	$16,547	$(7,948)
Other real estate owned	1,888	—	—	1,888	118

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2014 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
		(Dollars in Thousands)
	Assets/Liabilities Measured at Fair Value December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net (Credit) Provision During the
	2014	(Level 1)	(Level 2)	(Level 3)	Period

Measured on a non-recurring basis:
Assets:
Impaired loans	$29,501	$—	$—	$29,501	$(1,557)
Other real estate owned	6,112	—	—	6,112	597

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans. Understanding that as the primary sources of loan repayments decline, the secondary repayment source comes into play and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of June 30, 2015, the Company had $49,689,000 of impaired commercial collateral dependent loans, of which $37,460 000 had an appraisal performed within the immediately preceding twelve months, and of which $2,983,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2014, the Company had $65,551,000 of impaired commercial collateral dependent loans, of which $52,092,000 had an appraisal performed within the immediately preceding twelve months and of which $5,307,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively the Company recorded $937,000 and $367,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively, the Company recorded $118,000 and $597,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2015 and December 31, 2014 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed rate performing loans are within Level 3 of the fair value hierarchy.  At June 30, 2015, and December 31, 2014, the carrying amount of fixed rate performing loans was $1,360,880,000 and $1,352,147,000 respectively, and the estimated fair value was $1,293,326,000 and $1,285,648,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2015 and December 31, 2014.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At June 30, 2015 and December 31, 2014, the carrying amount of time deposits was $2,443,281,000 and $2,482,692,000, respectively, and the estimated fair value was $2,441,495,000 and $2,480,390,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2015 and December 31, 2014.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within level 3 of the fair value hierarchy.  At June 30, 2015 and December 31, 2014, the carrying amount of long-term repurchase agreements was $610,000,000 and the estimated fair value was $563,796,100 and $558,097,100, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2015 and December 31, 2014.

Other Borrowed Funds

The Company currently has short-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2015 and December 31, 2014.  The Company had one long-term borrowing outstanding at December 31, 2014, which was paid off in the second quarter of 2015.  The fair value of long-term borrowings is based on established market spreads for similar types of borrowings.  The long-term borrowings were included in Level 2 of the fair value hierarchy.  At December 31, 2014, the carrying amount of the long-term FHLB borrowings was $6,244,000 and the estimated fair value was $6,645,000, respectively.

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

Note 3— Loans

A summary of loans, by loan type at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in Thousands)

Commercial, financial and agricultural	$3,042,236	$3,107,584
Real estate — mortgage	928,230	910,326
Real estate — construction	1,556,880	1,414,977
Consumer	57,966	61,137
Foreign	189,150	185,221

Total loans	$5,774,462	$5,679,245

Note 4 - Allowance for Probable Loan Losses

The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates, (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio, and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by the prolonged economic downturn.  Loans secured by real estate could be impacted negatively by the continued economic environment and resulting decrease in collateral values.  Consumer loans may be impacted by continued and prolonged unemployment rates..

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended June 30, 2015
	Domestic							Foreign
	Commercial	Commercial Real Estate: Other Construction & Land Development	Commercial Real Estate: Farmland & Commercial	Commercial Real Estate: Multifamily	Residential: First Lien	Residential: Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$23,519	$14,369	$17,976	$840	$3,573	$4,261	$644	$1,069	$66,251
Losses charge to allowance	(13,073)	(685)	(339)	—	(1)	(5)	(239)	—	(14,342)
Recoveries credited to allowance	534	38	7	—	10	145	124	4	862
Net (losses) recoveries charged to allowance	(12,539)	(647)	(332)	—	9	140	(115)	4	(13,480)

Provision charged to operations	7,922	(198)	241	(155)	(148)	(93)	96	102	7,767

Balance at June 30,	$18,902	$13,524	$17,885	$685	$3,434	$4,308	$625	$1,175	$60,538

	Three Months Ended June 30, 2014
	Domestic							Foreign
	Commercial	Commercial Real Estate: Other Construction & Land Development	Commercial Real Estate: Farmland & Commercial	Commercial Real Estate: Multifamily	Residential: First Lien	Residential: Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)
Balance at March 31,	$27,923	$13,475	$18,934	$819	$3,524	$3,968	$748	$1,017	$70,408
Losses charge to allowance	(2,379)	(399)	(170)	—	(103)	(7)	(222)	(47)	(3,327)
Recoveries credited to allowance	620	21	35	—	1	67	67	—	811
Net (losses) recoveries charged to allowance	(1,759)	(378)	(135)	—	(102)	60	(155)	(47)	(2,516)

Provision charged to operations	1,842	(91)	739	(33)	299	708	113	68	3,645

Balance at June 30,	$28,006	$13,006	$19,538	$786	$3,721	$4,736	$706	$1,038	$71,537

	Six Months Ended June 30, 2015
	Domestic							Foreign
	Commercial	Commercial Real Estate: Other Construction & Land Development	Commercial Real Estate: Farmland & Commercial	Commercial Real Estate: Multifamily	Residential: First Lien	Residential: Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)
Balance at December 31,	$22,352	$12,955	$18,683	$846	$3,589	$4,683	$660	$1,060	$64,828
Losses charge to allowance	(15,382)	(685)	(356)	—	(91)	(102)	(413)	—	(17,029)
Recoveries credited to allowance	1,330	39	813	—	24	251	130	8	2,595
Net (losses) recoveries charged to allowance	(14,052)	(646)	457	—	(67)	149	(283)	8	(14,434)

Provision charged to operations	10,602	1,215	(1,255)	(161)	(88)	(524)	248	107	10,144

Balance at June 30,	$18,902	$13,524	$17,885	$685	$3,434	$4,308	$625	$1,175	$60,538

	Six Months Ended June 30, 2014
	Domestic							Foreign
	Commercial	Commercial Real Estate: Other Construction & Land Development	Commercial Real Estate: Farmland & Commercial	Commercial Real Estate: Multifamily	Residential: First Lien	Residential: Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)
Balance at December 31,	$22,433	$12,541	$24,467	$776	$3,812	$4,249	$750	$1,133	$70,161
Losses charge to allowance	(4,860)	(399)	(170)	—	(130)	(153)	(409)	(50)	(6,171)
Recoveries credited to allowance	1,416	52	58	—	5	100	147	46	1,824
Net losses charged to allowance	(3,444)	(347)	(112)	—	(125)	(53)	(262)	(4)	(4,347)

Provision charged to operations	9,017	812	(4,817)	10	34	540	218	(91)	5,723

Balance at June 30,	$28,006	$13,006	$19,538	$786	$3,721	$4,736	$706	$1,038	$71,537

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans (i) individually or (ii) collectively.  The increase in losses charged to the allowance for probable loan losses for the three and six months ended June 30, 2015 can be attributed to a charge down of an impaired loan relationship that is mainly secured by multiple pieces of transportation equipment, the value of which fluctuates due to market factors and the amount and use of the equipment.  The loan was classified as a Watch-List impaired loan at December 31, 2014 and was included in the balance of loans individually evaluated for impairment with a specific reserve at December 31, 2014.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	(Dollars in Thousands)
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$33,198	$1,200	$997,370	$17,702
Commercial real estate: other construction & land development	6,688	1,142	1,550,192	12,382
Commercial real estate: farmland & commercial	9,629	505	1,908,036	17,380
Commercial real estate: multifamily	827	—	93,176	685
Residential: first lien	5,372	—	409,091	3,434
Residential: junior lien	1,260	—	512,507	4,308
Consumer	1,158	—	56,808	625
Foreign	399	—	188,751	1,175

Total	$58,531	$2,847	$5,715,931	$57,691

	December 31, 2014
	(Dollars in Thousands)
	Loans individually evaluated for impairment		Loans collectively evaluated for impairment
	Recorded Investment	Allowance	Recorded Investment	Allowance

Domestic
Commercial	$40,175	$9,112	$1,049,311	$13,240
Commercial real estate: other construction & land development	10,876	1,890	1,404,101	11,065
Commercial real estate: farmland & commercial	14,166	1,219	1,887,233	17,464
Commercial real estate: multifamily	835	—	115,864	846
Residential: first lien	5,840	—	416,186	3,589
Residential: junior lien	2,895	—	485,405	4,683
Consumer	1,384	—	59,753	660
Foreign	—	—	185,221	1,060

Total	$76,171	$12,221	$5,603,074	$52,607

During the second quarter of 2015, the Company charged down a portion of an impaired loan relationship that is mainly secured by multiple pieces of transportation equipment, the value of which fluctuates due to market factors.  The Company also foreclosed upon two other real-estate secured commercial impaired loans.  The transactions and their impact to the Company’s loan portfolio, including the allowance for probable loan losses, non-accrual loans and impaired loans with a related allowance for June 30, 2015 compared to December 31, 2014 are illustrated in the various associated tables on the following pages.

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Domestic
Commercial	$33,145	$40,121
Commercial real estate: other construction & land development	4,434	8,621
Commercial real estate: farmland & commercial	7,366	11,903
Commercial real estate: multifamily	806	835
Residential: first lien	422	527
Residential: junior lien	19	1,523
Consumer	35	29

Total non-accrual loans	$46,227	$63,559

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

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2015 and December 31, 2014:

	June 30, 2015
				Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$11,780	$21,862	$1,200	$15,121	$—	$17,828	$—
Commercial real estate: other construction & land development	3,502	3,502	1,142	3,652	—	4,988	—
Commercial real estate: farmland & commercial	3,529	3,730	505	3,533	23	4,310	46
Total impaired loans with related allowance	$18,811	$29,094	$2,847	$22,306	$23	$27,126	$46

	June 30, 2015
			Quarter to Date		Year to Date
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$21,418	$22,303	$20,752	$1	$20,288	$2
Commercial real estate: other construction & land development	3,186	3,499	3,291	19	3,451	37
Commercial real estate: farmland & commercial	6,100	7,191	6,688	—	7,778	—
Commercial real estate: multifamily	827	827	832	—	839	1
Residential: first lien	5,372	5,430	5,289	61	5,329	123
Residential: junior lien	1,260	1,281	1,317	19	1,346	39
Consumer	1,158	1,158	1,153	1	1,171	1
Foreign	399	399	401	4	404	9
Total impaired loans with no related allowance	$39,720	$42,088	$39,723	$105	$40,606	$212

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$19,944	$20,026	$9,112	$19,313	$—
Commercial real estate: other construction & land development	6,714	6,949	1,890	7,183	—
Commercial real estate: farmland & commercial	5,107	5,257	1,219	6,790	92
Total impaired loans with related allowance	$31,765	$32,232	$12,221	$33,286	$92

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$20,231	$20,260	$18,563	$4
Commercial real estate: other construction & land development	4,162	4,270	4,882	74
Commercial real estate: farmland & commercial	9,059	10,562	8,664	—
Commercial real estate: multifamily	835	835	363	—
Residential: first lien	5,840	6,034	6,293	273
Residential: junior lien	2,895	2,915	3,035	90
Consumer	1,384	1,386	1,402	3
Foreign	—	—	—	—
Total impaired loans with no related allowance	$44,406	$46,262	$43,202	$444

The following tables detail key information regarding the Company’s average recorded investment in and interest recognized on impaired loans by loan class at June 30, 2014:

	June 30, 2014
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$17,685	$—	$17,486	$—
Commercial real estate: other construction & land development	6,896	—	6,897	—
Commercial real estate: farmland & commercial	6,374	23	6,499	46
Total impaired loans with related allowance	$30,955	$23	$30,882	$46

	June 30, 2014
	Quarter to Date		Year to Date
	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(Dollars in Thousands)

Loans with No Related Allowance
Domestic
Commercial	$20,347	$1	$18,704	$2
Commercial real estate: other construction & land development	5,226	19	6,014	37
Commercial real estate: farmland & commercial	8,854	—	8,755	—
Commercial real estate: multifamily	270	—	278	—
Residential: first lien	6,057	64	6,172	127
Residential: junior lien	3,114	24	3,124	47
Consumer	1,369	1	1,406	2
Foreign	426	5	429	9
Total impaired loans with no related allowance	$45,663	$114	$44,882	$224

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

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Domestic
Commercial	$2,446	$2,500
Commercial real estate: other construction & land development	2,254	2,254
Commercial real estate: farmland & commercial	2,853	2,861
Commercial real estate: multifamily	21	—
Residential: first lien	4,950	5,313
Residential: junior lien	1,241	1,371
Consumer	1,123	1,354
Foreign	399	—

Total troubled debt restructuring	$15,287	$15,653

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

While management of the Company considers that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2015 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at June 30, 2015 and December 31, 2014:

	June 30, 2015
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$8,944	$5,505	$28,454	$1,173	$42,903	$987,665	$1,030,568
Commercial real estate: other construction & land development	734	7,049	4,312	10	12,095	1,544,785	1,556,880
Commercial real estate: farmland & commercial	3,791	3,525	4,257	1,371	11,573	1,906,092	1,917,665
Commercial real estate: multifamily	200	—	1,268	461	1,468	92,535	94,003
Residential: first lien	4,648	2,392	4,158	3,895	11,198	403,265	414,463
Residential: junior lien	698	207	405	405	1,310	512,457	513,767
Consumer	786	199	314	281	1,299	56,667	57,966
Foreign	893	985	685	685	2,563	186,587	189,150
Total	$20,694	$19,862	$43,853	$8,281	$84,409	$5,690,053	$5,774,462

	December 31, 2014
	30 — 59 Days	60 — 89 Days	90 Days or Greater	90 Days or Greater & Still Accruing	Total Past Due	Current	Total Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,103	$2,665	$40,665	$2,890	$47,433	$1,042,053	$1,089,486
Commercial real estate: other construction & land development	596	10	8,707	439	9,313	1,405,664	1,414,977
Commercial real estate: farmland & commercial	2,905	7,131	10,724	1,711	20,760	1,880,639	1,901,399
Commercial real estate: multifamily	351	—	856	21	1,207	115,492	116,699
Residential: first lien	5,895	1,864	4,267	3,901	12,026	410,000	422,026
Residential: junior lien	899	231	1,931	431	3,061	485,239	488,300
Consumer	896	216	507	482	1,619	59,518	61,137
Foreign	1,616	98	113	113	1,827	183,394	185,221
Total past due loans	$17,261	$12,215	$67,770	$9,988	$97,246	$5,581,999	$5,679,245

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$892,149	$—	$23,033	$82,188	$33,198
Commercial real estate: other construction & land development	1,505,229	331	5,995	38,637	6,688
Commercial real estate: farmland & commercial	1,783,224	4,403	19,654	100,755	9,629
Commercial real estate: multifamily	93,041	—	—	135	827
Residential: first lien	405,116	—	492	3,483	5,372
Residential: junior lien	512,246	—	—	261	1,260
Consumer	56,808	—	—	—	1,158
Foreign	188,751	—	—	—	399
Total	$5,436,564	$4,734	$49,174	$225,459	$58,531

	December 31, 2014
	Pass	Special Review	Watch List - Pass	Watch List - Substandard	Watch List - Impaired
	(Dollars in Thousands)

Domestic
Commercial	$961,490	$38,382	$3,793	$45,646	$40,175
Commercial real estate: other construction & land development	1,353,971	1,005	10,428	38,697	10,876
Commercial real estate: farmland & commercial	1,754,741	11,674	23,453	97,365	14,166
Commercial real estate: multifamily	115,729	—	—	135	835
Residential: first lien	412,668	3,500	—	18	5,840
Residential: junior lien	484,968	—	—	437	2,895
Consumer	59,622	—	—	131	1,384
Foreign	185,221	—	—	—	—
Total	$5,328,410	$54,561	$37,674	$182,429	$76,171

The decrease in Special Review credits for June 30, 2015 compared to December 31, 2014 can be attributed to the re-classification of a commercial loan relationship secured mainly by all assets, including contract rights of the borrower. to the Watch-List Substandard category.  The decrease in Watch-List Impaired loans at June 30, 2015 compared to December 31, 2014 can be attributed to the charge down of a previously identified impaired loan relationship that is mainly secured by multiple pieces of transportation equipment, the value of which fluctuates due to market factors, and the foreclosure of two other real estate secured commercial impaired loans.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2015, 205,000 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
				(Dollars in Thousands)
Options outstanding at December 31, 2014	993,889	$18.94
Plus: Options granted	10,000	24.92
Less:
Options exercised	40,760	16.01
Options expired	44,075	26.73
Options forfeited	19,221	16.92
Options outstanding at June 30, 2015	899,833	18.76	6.71	$7,297

Options fully vested and exercisable at June 30, 2015	218,834	$14.53	3.16	$2,700

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2015 was approximately $291,000 and $583,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2014 was approximately $304,000 and $465,000, respectively.  As of June 30, 2015, there was approximately $3,552,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.13 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2015 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,363,026	$42,842	$(40,802)	$4,365,066	$4,365,066
Obligations of states and political subdivisions	269,210	16,567	(6,481)	279,296	279,296
Equity securities	28,075	1,256	(221)	29,110	29,110
Total investment securities	$4,660,311	$60,665	$(47,504)	$4,673,472	$4,673,472

(1)         Included in the carrying value of residential mortgage-backed securities are $1,367,593 of mortgage-backed securities issued by Ginnie Mae, $2,974,777 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $22,696 issued by non-government entities

The amortized cost and estimated fair value by type of investment security at December 31, 2014 are as follows:

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,597,590	$47,960	$(45,178)	$4,600,372	$4,600,372
Obligations of states and political subdivisions	268,763	19,131	(5,618)	282,276	282,276
Equity securities	28,075	1,425	(185)	29,315	29,315
Total investment securities	$4,894,428	$68,516	$(50,981)	$4,911,963	$4,911,963

(1)         Included in the carrying value of residential mortgage-backed securities are $1,503,774 of mortgage-backed securities issued by Ginnie Mae, $3,072,535 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $24,063 issued by non-government entities

The amortized cost and estimated fair value of investment securities at June 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,400	2,400	—	—
Due after five years through ten years	—	—	749	823
Due after ten years	—	—	268,461	278,473
Residential mortgage-backed securities	—	—	4,363,026	4,365,066
Equity securities	—	—	28,075	29,110
Total investment securities	$2,400	$2,400	$4,660,311	$4,673,472

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

The amortized cost and fair value of available for sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $2,077,210,000 and $2,083,921,000, respectively, at June 30, 2015.

Proceeds from the sale of securities available-for-sale were $23,992,000 and $30,282,000 for the three and six months ended June 30, 2015, which included $23,992,000 and $23,992,000 of mortgage-backed securities. Gross gains of $0 and $1,000 and gross losses of $427,000 and $428,000 were realized on the sales for the three and six months ended June 30, 2015, respectively.  Proceeds from the sale of securities available-for-sale were $110,020,000 and $368,296,000 for the three and six months ended June 30, 2014, which included $110,020,000 and $367,641,000 of mortgage-backed securities. Gross gains of $1,371,000 and $9,479,000 and gross losses of $1,750,000 and $1,750,000 were realized on the sales for the three and six months ended June 30, 2014, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$705,681	$(5,033)	$1,556,390	$(35,769)	$2,262,071	$(40,802)
Obligations of states and political subdivisions	20,252	(355)	25,113	(6,126)	45,365	(6,481)
Equity securities	4,979	(21)	5,550	(200)	10,529	(221)
	$730,912	$(5,409)	$1,587,053	$(42,095)	$2,317,965	$(47,504)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have strong credit backgrounds and include additional credit enhancements to protect the Company from losses arising from high foreclosure rates.  These securities have additional market volatility beyond economically induced interest rate events.  It is the conclusion of the Company that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $224,000 ($145,600, after tax) and $451,000 ($293,150, after tax) were recorded for the three and six months ended June 30, 2015, respectively. Impairment charges of $189,000 ($122,900, after tax) and $279,000 ($181,300, after tax) were recorded for the three and six months ended June 30, 2014, respectively. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended June 30, 2015 (Dollars in Thousands):

Balance at March 31, 2015	$12,850
Impairment charges recognized during period	224
Balance at June 30, 2015	$13,074

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the six months ended June 30, 2015 (Dollars in Thousands):

Balance at December 31, 2014	$12,623
Impairment charges recognized during period	451
Balance at June 30, 2015	$13,074

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended June 30, 2014 (Dollars in Thousands):

Balance at March 31, 2014	$11,896
Impairment charges recognized during period	189
Balance at June 30, 2014	$12,085

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the six months ended June 30, 2014 (Dollars in Thousands):

Balance at December 31, 2013	$11,806
Impairment charges recognized during period	279
Balance at June 30, 2014	$12,085

Note 7 — Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2015, other borrowed funds totaled $820,325,000 a decrease of 23.6% from $1,073,944,000 at December 31, 2014.  The decrease in borrowings can be primarily attributed to the use of funds generated from principal paydowns on available for sale securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed seven statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The seven statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of June 30, 2015 and December 31, 2014, the principal amount of debentures outstanding totaled $175,416,000. On February 11, 2014, the Company bought back all of the Capital and Common Securities of IB Capital Trust VII from the holder of the securities for a price that reflected an approximate six percent discount from the redemption price of the securities and thereby retired the $10,310,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VII.  On December 24, 2014, the Company bought back a portion of the Capital Securities of IB Capital Trust XI from the holder of the securities for a price that reflected an approximate 23.6% discount from the redemption price of the securities and thereby retired $5,000,000 of the total $32,900,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust XI resulting in Junior Subordinated Deferrable Interest Debentures on Trust XI of $27,990,000 as of June 30, 2015.  On July 29, 2015, the Company bought back a portion of the Capital Securities of IBC Capital Trusts X and XI from the holder of the securities for a price that reflected an approximate 24.5% discount from the redemption prices of the securities.  The Company thereby retired $13,000,000 of the total $34,021,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust X resulting in Junior Subordinated Deferrable Interest Debentures on Trust X of $21,021,000, and $1,000,000 of the total $27,900,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust XI resulting in Junior Subordinated Deferrable Interest Debentures on Trust XI of $26,990,000 as of July 31, 2015.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2015 and December 31, 2014, the total $175,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2015:

	Junior Subordinated Deferrable Interest Debentures	Repricing Frequency	Interest Rate	Interest Rate Index (1)	Maturity Date	Optional Redemption Date(1)
	(Dollars in Thousands)

Trust VI	$25,774	Quarterly	3.72%	LIBOR + 3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.33%	LIBOR + 3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.89%	LIBOR + 1.62	October 2036	October 2011
Trust X	34,021	Quarterly	1.93%	LIBOR + 1.65	February 2037	February 2012
Trust XI	27,990	Quarterly	1.89%	LIBOR + 1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.73%	LIBOR + 1.45	September 2037	September 2012
	$175,416

(1)         The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

The Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  The Company redeemed all of the Senior Preferred Stock in 2012.  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U.S. Treasury sold the Warrant to a third party.  As of June 30, 2015, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.  Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of 33 cents per semi-annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.29 per share on April 17, 2015 to all holders of record on April 1, 2015.  The Company paid cash dividends to the common shareholders of $.25 per share on April 18, 2014 to all holders of record on April 1, 2014 and $.27 per share on October 15, 2014 to all shareholders of record on September 30, 2014.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 6, 2015, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2015, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  During the second quarter of 2015, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 Plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 Plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of July 31, 2015, a total of 8,685,700 shares had been repurchased under all programs at a cost of $257,731,000.  The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

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

Note 11 — Capital Ratios

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amount and classifications are also subject to qualitative judgements by regulators about components, risk-weighting and other factors.

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules includes a new minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5 percent and a CET1 capital conservation buffer of 2.5 percent of risk-weighted assets.  The capital conservation buffer will be phased-in beginning on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the new rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The new rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The new rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2015.

The Company had a CET1 to risk-weighted assets ratio of 16.13% on June 30, 2015.  The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.64% and 12.33%, risk-weighted Tier 1 capital ratio of 18.19% and 19.34% and risk-weighted total capital ratio of 18.96% and 20.24% at June 30, 2015 and December 31, 2014, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation  of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2015, the total of $175,416 000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

The CET1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of June 30, 2015, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company. Based on the ratios presented above, capital levels as of June 30, 2015 at the Company exceed the minimum levels necessary to be considered “well capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2015, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year-ended December 31, 2014, included in the Company’s 2014 Form 10-K.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or any future period.

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

•                  Changes in state and/or federal laws and regulations to which the Company and its subsidiaries, as well as their customers, competitors and potential competitors, are subject, including, without limitation, the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

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

•                  Greater than expected costs or difficulties related to the development and integration of new products and lines of business, including the anticipated restrictions of arbitration clauses by the CFPB related to the CFPB study on the use of such clauses.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 210 facilities and more than 320 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State

of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company either directly or through a bank subsidiary owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2015	December 31, 2014	Percent Increase (Decrease)
	(Dollars in Thousands)

Assets	$12,074,129	$12,196,520	(1.0)%
Net loans	5,713,924	5,614,417	1.8
Deposits	8,463,834	8,438,625.3
Other borrowed funds	820,325	1,073,944	(23.6)
Junior subordinated deferrable interest debentures	175,416	175,416	—
Shareholders’ equity	1,628,247	1,580,658	3.0

Consolidated Statements of Income Information

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Interest income	$98,975	$99,340	(.4)%	$198,110	$137,908.6%
Interest expense	11,210	11,634	(3.6)	22,454	23,507	(4.5)
Net interest income	87,765	87,706.1		175,656	173,470	1.3
Provision for probable loan losses	7,767	3,645	113.1	10,144	5,723	77.2
Non-interest income	40,144	41,453	(3.2)	76,978	99,641	(22.7)
Non-interest expense	68,271	68,630	(.5)	135,894	146,328	(7.1)
Net income	33,875	37,719	(10.2)	69,737	81,365	(14.3)

Per common share:
Basic	$.51	$.56	(8.9)%	$1.05	$1.21	(13.2)%
Diluted	.51	.56	(8.9)	1.05	1.21	(13.2)

Net Income

Net income for the three and six months ended June 30, 2015 decreased by 10.2%  and 14.3%, respectively, when compared to the same periods in 2014.  Net income for the three and six months ended June 30, 2015 was negatively impacted by an increase in the provision for probable loan losses during the period as a result of an increase in the portion of the allowance for probable loan losses calculated based on actual historical loss experience in the commercial loan category of the Company’s loan portfolio.  The decrease in non-interest income for the six months ended June 30, 2015 compared to the same period of 2014 can be attributed to one-time transactions that occurred in the first quarter of 2014.  Positively impacting net income for the first quarter of 2014 were the sale of an equity investment by a merchant banking company in which the Company holds a 50% interest, insurance proceeds from a policy the lead bank subsidiary had purchased to cover the cost of employee compensation and benefit programs, the sale of property originally held by the bank subsidiaries, the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company and gains on sales of investments of $5.0 million, after tax.

Net Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Interest income:
Loans, including fees	$72,927	$70,036	4.1%	$145,370	$137,908	5.4%
Investment securities:
Taxable	23,257	26,545	(12.4)	47,140	57,724	(18.3)
Tax-exempt	2,749	2,728.8		5,522	6,251	(11.7)
Other interest income	42	31	35.5	78	94	(17.0)

Total interest income	98,975	99,340	(.4)	198,110	196,977.6

Interest expense:
Savings deposits	901	915	(1.5)	1,778	1,786	(.4)
Time deposits	2,833	3,019	(6.2)	5,707	6,139	(7.0)
Securities sold under repurchase agreements	6,062	6,088	(.4)	12,056	12,324	(2.2)
Other borrowings	369	564	(34.6)	844	1,120	(24.6)
Junior subordinated interest deferrable debentures	1,045	1,048	(.3)	2,069	2,138	(3.2)

Total interest expense	11,210	11,634	(3.6)	22,454	23,507	(4.5)

Net interest income	$87,765	$87,706.1%		$175,656	$173,470	1.3%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 44 for the June 30, 2015 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)

Service charges on deposit accounts	$19,850	$22,450	(11.6)%	$39,042	$44,512	(12.3)%
Other service charges, commissions and fees
Banking	13,075	12,090	8.1	23,528	22,911	2.7
Non-banking	1,856	1,161	59.9	2,966	3,060	(3.1)
Investment securities transactions, net	(427)	(379)	12.7	(428)	7,729	(105.5)
Other investments, net	3,462	2,309	49.9	7,717	11,367	(32.1)
Other income	2,328	3,822	(39.1)	4,153	10,062	(58.7)

Total non-interest income	$40,144	$41,453	(3.2)%	$76,978	$99,641	(22.7)%

Total non-interest income decreased 22.7% for the six months ended June 30, 2015 from the same period of 2014.  The decrease occurred primarily in other investment and other income.  The decrease can be attributed to one-time transactions that occurred in the first quarter of 2014, namely, the sale of an equity investment by a merchant banking company in which the Company holds a 50% interest and insurance proceeds from a policy the lead bank subsidiary had purchased to cover the cost of employee compensation and benefit programs.  The decrease in other income can be attributed to the sale of property originally held by the bank subsidiaries resulting in a net gain of approximately $2.9 million and the discount recorded in connection with the buyback of $10.3 million of the outstanding capital securities issued by one of the statutory business trusts formed by the Company in the amount of approximately $600,000.  The decrease in service charges on deposit accounts can be attributed to a decrease in the volume of overdraft charges on deposit accounts for the periods indicated in 2015 compared to 2014.

Non-Interest Expense

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)

Employee compensation and benefits	$29,650	$29,989	(1.1)%	$61,402	$60,234	1.9%
Occupancy	6,681	7,856	(15.0)	12,860	14,864	(13.5)
Depreciation of bank premises and equipment	6,632	6,054	4.6	12,558	12,146	3.4
Professional fees	4,020	3,315	21.3	7,267	6,927	4.9
Deposit insurance assessments	1,440	1,558	(7.6)	2,930	2,997	(2.2)
Net expense, other real estate owned	928	830	11.8	2,396	1,759	36.2
Amortization of identified intangible assets	161	1,148	(86.0)	280	2,129	(86.8)
Advertising	2,023	1,955	3.5	4,030	3,785	6.5
Early termination fee — securities sold under repurchase agreements	—	—	—	—	11,000	(100)
Impairment charges (Total other-than- temporary impairment losses, $(54), net of $(278), $(74), net of $(263), $(176), net of $(627) and $(107), net of $(386) included in other comprehensive income)	224	189	18.5	451	279	61.6
Other	16,812	15,736	6.8	31,720	30,208	5.0

Total non-interest expense	$68,271	$68,630	(.5)%	$135,894	$146,328	(7.1)%

Non-interest expense decreased 7.1% for the six months ended June 30, 2015 compared to the same period of 2014.  The decrease can be primarily attributed to a one-time charge of $11.0 million recorded by the Company’s lead bank subsidiary in the first quarter of 2014.  The lead bank subsidiary terminated a portion of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 6.6% to $60,538,000 at June 30, 2015 from $64,828,000 at December 31, 2014.  The provision for probable loan losses charged to expense increased 77.2% to $10,144,000 for the six months ended June 30, 2015 from $5,723,000 for the same period in 2014.  The increase in the provision for possible loan losses charged to expense can be attributed to increase in the portion of the allowance for probable loan losses calculated based on actual historical loss experience in the commercial loan category of the Company’s loan portfolio.  The allowance for probable loan losses was 1.05% and 1.14% of total loans at June 30, 2015 and December 31, 2014, respectively.

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

Loans

Net loans increased 1.8% to $5,713,924,000 at June 30, 2015, from $5,614,417,000 at December 31, 2014.  The increase in loans can be attributed to improved opportunities for loan growth.

Deposits

Deposits increased by .3% to $8,463,834,000 at June 30, 2015, from $8,438,625,000 at December 31, 2014.  The increase in deposits is the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2015, the Company had $12,074,129,000 of consolidated assets, of which approximately $189,150,000, or 1.57%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $185,221,000, or 1.52%, at December 31, 2014.  Of the $189,150,000, 83.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 9.9% is secured by foreign real estate; and 6.7% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2015, shareholders’ equity was $1,628,247,000 compared to $1,580,658,000 at December 31, 2014.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of cash dividends to common shareholders.

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amount and classifications are also subject to qualitative judgements by regulators about components, risk-weighting and other factors.

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules includes a new minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5 percent and a CET1 capital conservation buffer of 2.5 percent of risk-weighted assets.  The capital conservation buffer will be phased-in beginning on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the new rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The new rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The new rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2015.

The Company had a CET1 to risk-weighted assets ratio of 16.13% on June 30, 2015.  The Company had a Tier 1 capital to average total asset (leverage) ratio of 12.64% and 12.33%, risk-weighted Tier 1 capital ratio of 18.19% and 19.34% and risk-weighted total capital ratio of 18.96% and 20.24% at June 30, 2015 and December 31, 2014, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2015, the total of $175,416 000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well capitalized under the regulatory framework.

The CET1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of June 30, 2015, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company. Based on the ratios presented above, capital levels as of June 30, 2015 at the Company exceed the minimum levels necessary to be considered “well capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2015, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2015 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
June 30, 2015	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total

Rate sensitive assets

Investment securities	$255,773	$867,217	$3,273,586	$279,296	$4,675,872
Loans, net of non-accruals	4,338,402	231,016	396,142	762,676	5,728,236

Total earning assets	$4,594,175	$1,098,233	$3,669,728	$1,041,972	$10,404,108

Cumulative earning assets	$4,594,175	$5,692,408	$9,362,136	$10,404,108

Rate sensitive liabilities

Time deposits	$985,048	$1,217,069	$241,079	$85	$2,443,281
Other interest bearing deposits	3,015,339	—	—	—	3,015,339
Securities sold under repurchase agreements	391,555	5,656	510,000	—	907,211
Other borrowed funds	820,325	—	—	—	820,325
Junior subordinated deferrable interest debentures	175,416	—	—	—	175,416

Total interest bearing liabilities	$5,387,683	$1,222,724	$751,079	$85	$7,361,571

Cumulative sensitive liabilities	$5,387,683	$6,610,407	$7,361,486	$7,361,571

Repricing gap	(793,507)	(124,491)	2,918,649	1,041,887	3,042,537
Cumulative repricing gap	(793,507)	(917,999)	2,000,650	3,042,537
Ratio of interest-sensitive assets to liabilities	.853	.898	4.886	12,258.5	1.413
Ratio of cumulative, interest-sensitive assets to liabilities	.853	.861	1.272	1.413

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2015, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2014 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 6, 2015, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the twelve month period commencing on April 9, 2015, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the terms of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of July 31, 2015, a total of 8,685,700 shares had been repurchased under all repurchase programs at a cost of $257,731,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program	Approximate Dollar Value of Shares Available for Repurchase (1)
April1 — April 30, 2015	—	—	—	$40,000,000
May 1 — May 31, 2015	—	—	—	40,000,000
June 1 — June 30, 2015	—	—	—	40,000,000
	—	—	—

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 7, 2015	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 7, 2015	/s/ Imelda Navarro
Imelda Navarro
Treasurer