Form 10-K
period 2015-12-31
INTERNATIONAL BANCSHARES CORP
filed 2016-02-26
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015 was $1,785,409,000.00  based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 22, 2016, there were 65,933,477 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2015 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders (in Part III).

Special Cautionary Notice Regarding Forward Looking Information

Certain matters discussed in this report, excluding historical information, include forward‑looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by these sections. Although International Bancshares Corporation (the “Company”) believes such forward‑looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. The words “estimate,” “expect,” “intend,” “believe” and “project,” as well as other words or expressions of a similar meaning are intended to identify forward‑looking statements. Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date of this report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward‑looking statements as a result of many factors.

Risk factors that could cause actual results to differ materially from any results that are projected, forecasted, estimated or budgeted by the Company in forward‑looking statements include, among others, the following possibilities:

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
•

The Company relies, in part, on external financing to fund the Company’s operations from the FHLB, the Fed and other sources, and the unavailability of such funding sources in the future could adversely impact the Company’s growth strategy, prospects and performance.

•	Changes in consumer spending, borrowing and saving habits.
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

•	Restrictions on the Company’s ability to receive dividends from its subsidiaries and pay dividends to its shareholders.
•	Changes in our liquidity position.
•

Changes in U.S.—Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the Homeland Security Programs called “US‑VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

•

The reduction of deposits from nonresident alien individuals due to the new IRS rules requiring U.S. financial institutions to report to the IRS deposit interest payments made to nonresident alien individuals.

•	The loss of senior management or operating personnel.
•	Increased competition from both within and outside the banking industry.
•

The timing, impact and other uncertainties of the Company’s potential future acquisitions, including the Company’s ability to identify suitable potential future acquisition candidates, the success or failure in the integration of their operations and the Company’s ability to maintain its current branch network and to enter new markets successfully and capitalize on growth opportunities.

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

•	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
•	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
•	Changes in the soundness of other financial institutions with which the Company interacts.
•	Political instability in the United States or Mexico.
•	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
•	Acts of war or terrorism.
•	Natural disasters.
•

Reduced earnings resulting from the write down of the carrying value of securities held in our securities available‑for‑sale portfolio following a determination that the securities are other‑than‑temporarily impaired.

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

•

The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one‑time debit card transactions, unless the consumer consents or opts‑in to the overdraft service for those types of transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.

•

The reduction of income and possible increase in required capital levels related to the adoption of new legislation, including, without limitation, the Dodd‑Frank Regulatory Reform Act (the “Dodd‑Frank Act”) and the implementing rules and regulations, including the Federal Reserve’s rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

•

The possible increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.

•

The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd‑Frank, which may result in a limitation on the types of securities certain banks will be able to purchase as a result of the due diligence burden.

•	The Company’s success at managing the risks involved in the foregoing items, or a failure or circumvention of the Company’s internal controls and risk management, policies and procedures.

Forward‑looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward‑looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward‑looking statement, unless required by law.

Item 1.  Business

General

The Company is a financial holding company with its principal corporate offices in Laredo, Texas. Four bank subsidiaries provide commercial and retail banking services through main banking and branch facilities located in communities in South, Central and Southeast Texas and the State of Oklahoma. The Company was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company’s state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non‑financial activities. The Company’s principal assets at December 31, 2015 consisted of all the outstanding capital stock of four Texas state banking associations (the “Banks” or “bank subsidiaries”). All of the Company’s bank subsidiaries are members of the Federal Deposit Insurance Corporation (the “FDIC”).

The bank subsidiaries are in the business of gathering funds from various sources and investing these funds in order to earn a return. Funds gathering primarily takes the form of accepting demand and time deposits from individuals, partnerships, corporations and public entities. Investments are principally made in loans to various individuals and entities, as well as in debt securities of the U.S. government and various other entities whose payments are guaranteed by the U.S. government. Historically, the bank subsidiaries have primarily focused on providing commercial banking services to small and medium sized businesses located in their trade areas and international banking services. In recent years, the bank subsidiaries have also emphasized consumer and retail banking, including mortgage lending, as well as branches situated in retail locations and shopping malls; however, during the fourth quarter of 2011 the Company closed fifty‑five in‑store branches as a result of reduced levels of revenue resulting from regulatory changes limiting interchange fee income. The branches were closed in order to align the Company’s expenses with the reduced levels of revenue.

The Company’s philosophy focuses on customer service as represented by its motto, “We Do More.” The Banks maintain a strong commitment to their local communities by, among other things, appointing selected members of the communities in which the Banks’ branches are located to local advisory boards (the “local boards”). The local boards direct the operations of the branches, with the supervision of the lead Bank’s board of directors, and assist in introducing prospective customers to the Banks, as well as developing or modifying products and services to meet customer needs. The Banks function largely on a decentralized basis and the Company believes that such decentralized structure enhances the commitment of the Banks to the communities in which their branches are located. In contrast to many of their principal competitors, the credit decisions of the Banks are made locally and promptly. The Company believes that the knowledge and expertise afforded by the local boards are key components to sound credit decisions. Expense control is an essential element in the Company’s profitability. The Company has centralized virtually all of the Banks’ back office support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services.

On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce (“IBC”), which is today the flagship bank of the Company, representing the majority of the Company’s banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly‑owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company has formed three banks: (i) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas (“Commerce Bank”); (ii) International Bank of Commerce, Brownsville, a Texas state banking association which commenced operations in 1984, located in Brownsville, Texas (“IBC‑Brownsville”); and (iii) International Bank of Commerce, Zapata, a Texas state banking association which commenced operations in 1984, located in Zapata, Texas (“IBC‑Zapata”).

Historically, the Company has acquired various financial institutions and banking assets in its trade area. The community‑focus of the subsidiary banks and the involvement of the local boards resulted in the Company becoming aware of acquisition possibilities in the ordinary course of its business. The Company’s decision to pursue an acquisition is based on a multitude of factors, including the ability to efficiently assimilate the operations and assets of the acquired entity, the cost efficiencies to be attained and the growth potential of the market. While the Company has not acquired a financial institution in a number of years, the Company will continue to consider potential acquisition transactions based on the analysis of such factors.

The Company also has six direct non‑banking subsidiaries. They are (i) IBC Life Insurance Company, a Texas chartered subsidiary which reinsures a small percentage of credit life and accident and health risks related to loans made by bank subsidiaries, (ii) IBC Trading Company, an export trading company which is currently inactive, (iii) IBC Subsidiary Corporation, a second‑tier bank holding company incorporated in the State of Delaware, (iv) IBC Charitable and Community Development Corporation, a Texas non‑profit corporation formed to conduct charitable and community development activities, (v) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company, and (vi) Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas. The Company owns a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities. The Company also owns a controlling interest in four merchant banking entities.

Website Access to Reports

The Company makes its annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company’s internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company’s chief executive officer and financial officer). The Company’s website also includes the charter for its Audit Committee, Risk Committee,  Compensation Committee, and Nominating Committee. The Company’s website will also include the Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC‑Zapata and IBC‑Brownsville, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States’ border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, safety deposit boxes, collections, notary public, escrow, drive‑up and walk‑up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of automated teller machines, and through their facilities situated in retail locations, shopping malls and other convenient locations. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

The Company owns U.S. service mark registrations for “INTERNATIONAL BANK OF COMMERCE,” “INTERNATIONAL BANK OF COMMERCE CENTRE,” “OVERDRAFT COURTESY,” “IBC,” “IBC CONNECTION,” “IBC ELITE,” “IBC ELITE ADVANTAGE,” “IBC BANK,” “BIZ RITE CHECKING,” “GOT YOU COVERED,” “FREE BEE,” “IT’S A BRIGHTER CHRISTMAS,” “MINITROPOLIS,” “WE DO MORE RX,” “WE’VE GOT IT,” a design mark depicting a bee character, a design mark depicting the United States and Mexico, and a design mark depicting “IBC” with the United States and Mexico. In addition, the Company owns Texas service mark registrations for “RITE CHECKING,” “THE CLUB,” “WALL STREET INTERNATIONAL,” “INTERNATIONAL BANK OF COMMERCE,” “WE DO MORE,” a composite mark depicting “CHECK’N SAVE” with a design, a composite mark depicting “WALL STREET INTERNATIONAL,” with a design and a design mark depicting the United States and Mexico. The Company also owns Oklahoma service mark registrations for “CHECK ‘N SAVE,” “RITE CHECKING,”

“THE CLUB,” and “WE DO MORE.” The Company regularly investigates the availability of service mark registrations related to certain proprietary products.

No material portion of the business of the Company may be deemed seasonal, and the deposit and loan base of the Company’s bank subsidiaries is diverse in nature. There has been no material effect upon the Company’s capital expenditures, earnings or competitive position as a result of Federal, State or local environmental regulation.

As of December 31, 2015, the Company and its subsidiaries employed approximately 2,822 persons full‑time and 396 persons part‑time.

Competition

The Company is one of the largest independent Texas bank holding companies. The primary market area of the Company is South, Central and Southeast Texas, an area bordered on the east by the Galveston area, to the northwest by Round Rock, to the southwest by Del Rio and to the southeast by Brownsville, as well as the State of Oklahoma. From time to time, the Company has increased its market share in its primary market area through strategic acquisitions. The Company, through its bank subsidiaries, competes for deposits and loans with other commercial banks, savings and loan associations, credit unions and non‑bank entities, which non‑bank entities serve as an alternative to traditional financial institutions and are considered to be formidable competitors. The percentage of bank‑related services being provided by non‑bank entities has increased dramatically during the last several years.

The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company’s bank subsidiaries. Such deposits comprised approximately 27%, 27% and 28% of the bank subsidiaries’ total deposits for the three years ended December 31, 2015, 2014 and 2013, respectively.

Under the Gramm‑Leach‑Bliley Act of 1999 (“GLBA”), effective March 11, 2000, banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company which may then serve its customers’ varied financial needs through a single corporate structure. GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

GENERAL‑THE COMPANY.  In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company’s bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. The descriptions are qualified in their entirety by reference to the full text of the applicable statutes, regulations and policies. With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

THE DODD-FRANK ACT. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd‑Frank Wall Street Reform and Consumer Protection Act” (the “Dodd‑Frank Act”) was signed into law. The

Dodd‑Frank Act implements far‑reaching changes across the financial regulatory landscape, including provisions that, among other things, have or will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection (the “CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of banks from availing themselves of such preemption.
•	Apply the same leverage and risk‑based capital requirements that apply to insured depository institutions to most bank holding companies.
•

Require each federal bank regulatory agency to seek to make its capital requirement for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies, such as the Company, to be well‑capitalized and well‑managed. Bank holding companies and banks must also be well‑capitalized and well‑managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of over‑the‑counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•

Require publicly‑traded bank holding companies with $10 billion in assets or more, like the Company, to create a risk committee responsible for the oversight of risk management of the enterprise. On December 20, 2011, the FRB proposed a rule requiring each publicly‑traded bank holding company with total consolidated assets of $10 billion or more to establish a risk committee of its board of directors, to be chaired by an independent director, with at least one member with risk management expertise. The FRB issued a final rule on February 18, 2014 (effective July 1, 2015), which is applicable to the Company. Under the final rule, the risk committee must: (i) include at least one member having experience in identifying, assessing, and managing risk exposures of large, complex firms, and (ii) be chaired by an independent director. The risk committee must also have a written charter and it must meet at least quarterly.

•

Require stress testing of certain financial institutions. On June 15, 2011, the FRB published for comment proposed guidance (“Stress Testing Guidance Proposal”) that would require bank holding companies with over $10 billion in total consolidated assets to conduct stress testing as a part of overall institution risk management. The Stress Testing Guidance Proposal includes stress testing capital and non‑capital related aspects of financial condition, provides an overview of how a banking organization should develop a structure for stress testing, outlines general principles for a satisfactory stress testing framework, and describes how stress testing should be used at various levels within a banking organization. The Stress Testing Guidance Proposal also discusses the importance of stress testing in liquidity planning and the importance of strong internal governance and controls in an effective stress‑testing framework. On October 9, 2012, the FRB issued its final stress testing rule for bank holding companies with over $10 billion in total consolidated assets. The FRB’s rule was effective on November 15, 2012; however, the rule delayed implementation for bank holding companies with total consolidated assets between $10 billion and $50 billion, such as the Company, until October 2013. The Company was required to commence conducting the stress testing described in the Stress Testing Guidance Proposal in late 2013. On October 27, 2014, the Federal Reserve issued a final rule, effective November 26, 2014, amending the stress test rules applicable to bank holding companies with more than $10 billion but less than $50 billion in total consolidated assets, like the Company. This final rule modifies the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year. On March 25, 2015, the FRB approved a final rule to modify its capital plan and stress testing rules, effective for the 2016 capital plan and stress testing cycle.  On January 17, 2012, the FDIC issued a similar proposal that would require state nonmember banks with over $10 billion in assets to conduct annual stress tests, report the results to the FDIC, and make the results available to the public. Effective January 1, 2015, the FDIC revised the dates for final data, as well as reporting dates and public dates. At this time, none of the subsidiary banks of the Company would meet the $10 billion asset threshold required to conduct the bank stress tests under the FDIC’s final rule.
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

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. In June 2011, the FRB issued a final rule, effective October 1, 2011, which established the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction at 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The FRB also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements appropriate fraud‑prevention policies and procedures.

•	Increase the authority of the FRB to examine the Company and its non‑bank subsidiaries.
•	Permit interstate de novo branching without the need to acquire an existing bank.
•

Require extensive new restrictions and requirements relating to residential mortgage transactions. The CFPB has already issued final mortgage lending rules relating to mortgage loan origination standards, borrower ability to repay, mandatory escrow accounts for higher priced mortgage loans, qualified mortgages, integrated disclosures, mortgage loan appraisals, force‑placement of hazard insurance and expanded Home Mortgage Disclosure Act (“HMDA”) collection and reporting requirements.

•

Eliminate the use of credit ratings in bank regulations, including capital regulations. On November 18, 2011, the OCC proposed guidance on due diligence requirements in determining whether investment securities are eligible for investment and on January 11, 2012, the FDIC and the other Federal bank agencies proposed a rule to modify the agencies’ market risk capital rules by incorporating into the rules various alternatives and complex methodologies for calculating specific risk capital requirements for debt and securitization positions that do not rely on credit ratings. On June 4, 2012, the OCC adopted a final rule (effective January 1, 2013), that removes credit rating references in OCC regulations relating to investment securities and imposing certain new due diligence requirements. On November 15, 2012, the FDIC adopted the OCC final rule through release of FDIC FIL‑48‑2012. The Interagency Uniform Agreement on the Classification and Appraisal of Securities Held by Depository Institutions, issued in 2013 as FIL‑51‑2013, applies these changes to examiner classifications of securities.

•

Establish a Whistleblower Incentives and Protection Program for public company employees. On May 25, 2011, the SEC approved final rules whereby whistleblowers may receive 10% to 30% of the SEC‑levied sanctions when a whistleblower voluntarily provides original information to the SEC and the sanctions levied against the culpable party exceed $1 million in an enforcement proceeding.

•

On October 23, 2013, the federal bank agencies and the SEC proposed joint standards for assessing the diversity policies and practices of each agency’s respective regulated entities, implementing Section 342 of the Dodd‑Frank Act, which requires each agency to establish an Office of Minority and Women Inclusion and to develop diversity assessment standards for all the entities regulated by the agencies. The agencies propose uniform standards in the following four areas: (1) organizational commitment to diversity and inclusion, (2) workforce profile and employment practices, (3) procurement and business practices (supplier diversity), and (4) practices to promote transparency of organizational diversity and inclusion. The proposal stresses that assessments should take into consideration an entity’s size and other characteristics such as total assets, number of employees, revenues, governance structures, and the number of members and/or customers, contract volume, geographic location, and community characteristics. On June 9, 2015, the agencies issued a final interagency policy statement establishing joint standards for assessing the diversity policies and practices of the entities they regulate.  The final standards, which are generally similar to the proposed standards, provide a framework for regulated entities to create and strengthen their diversity policies and practices, including their organizational commitment to diversity, workforce and employment practices, procurement and business practices, and practices to promote transparency of organizational diversity and inclusion within the  entities’ U.S. operations.  On June 9, 2015, the agencies issued a final rule (effective June 10, 2015) which regulated entities will need to adjust their existing policies and practices to conform.

•

Require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. On December 10, 2013, the federal financial regulatory agencies issued final rules which prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short‑term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. Like Section 619 of the Dodd‑Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker or custodian. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. On December 18, 2014, the Federal Reserve delayed implementation until July 2017 of the requirement for banks to unwind investments in private equity funds, hedge funds and specialty security projects. On April 6, 2015, the FRB (SR15-6) and the other federal bank regulatory agencies issued “Interagency Frequently Asked Questions (FAQs) on the Regulatory Capital.”  The FAQ topics include the definition of capital, high-volatility commercial real estate (“HVCRE”) exposures, real estate and off-balance sheet exposures, equity exposures to investment funds, qualifying central counterparty, and credit valuation adjustment.  On November 6, 2015, the FRB (SR15-13) and the other federal bank regulatory agencies issued “Deduction Methodology for Investments in Covered Funds,” to clarify the interaction between the agencies’ regulatory capital rule and the Volcker Rule with respect to the appropriate capital treatment for investments in certain private equity funds and hedge funds (“covered funds”).  In particular, the guidance clarifies supervisory expectations on how a banking organization’s regulatory capital deductions of investments in covered funds made pursuant to section 13 of the Bank Holding Company Act (also referred to as the Volcker Rule), and implementing regulations relate to deductions of these investments pursuant to the regulatory capital rule.  Additionally, Congress has taken steps to pass legislation granting a two (2) year delay to the Volcker Rule’s swaps push‑out rule that eliminates federal subsidies for trading in certain derivatives, including collateralized loan obligations or securitized bundles of business loans. The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule.

•

Authorize the Federal Reserve Board to adopt enhanced supervision and prudential standards generally for bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorizes the FRB to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd‑Frank. The FSOC has the authority to veto a financial rule of the CFPB if the rule would threaten the safety and soundness of the entire U.S. banking system. In December 2011, the FRB issued for public comment a notice of proposed rulemaking establishing such enhanced supervision and prudential standards. On February 18, 2014, the FRB published the final rule, which became effective June 1, 2014.  Most of the proposed SIFI rules do not apply to the Company because the Company has total consolidated assets in an amount less than $50 billion. Two aspects of the SIFI rules—requirements for annual stress testing of capital and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors, apply to bank holding companies with total consolidated assets of $10 billion or more, including the Company.

Many aspects of the Dodd‑Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company could require the Company to seek other sources of capital in the future. Some of the rules that have been adopted or proposed to comply with the Dodd‑Frank Act are discussed further below.

EMERGENCY ECONOMIC STABILIZATION ACT.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 or (“EESA”), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program (“TARP”). Under TARP, the Treasury created a capital purchase program (“CPP”), pursuant to which it provided access to capital that serves as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On December 23, 2008, the Company sold $216 million of Series A Preferred Stock to the Treasury under the CPP (the “Series A Preferred Stock”) and a warrant to purchase 1,326,238 shares of Company Common Stock at a price per share of $24.43 and with a term of ten years (the “Warrant” or “Warrants”). As of November 28, 2012, the Company had repurchased all of the Series A Preferred Stock and exited the TARP Program. On June 12, 2013, the U.S. Treasury sold the Warrant to a third party. As of December 31, 2015, none of the Warrant had been exercised. The Warrant expires on December 23, 2018. Adjustments to the Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of 33 cents per semi‑annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). ARRA was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non‑economic recovery related items, including a limitation on executive compensation of certain of the most highly‑compensated employees and executive officers of financial institutions, such as the Company, during the period that they participated in the TARP Capital Purchase Program.

FRB APPROVALS.  The Company is a registered bank holding company within the meaning of the BHCA, and is subject to supervision by the FRB, and to a certain extent, the Texas Department of Banking (the “DOB”). The Company is required to file with the FRB annual reports and other information regarding the business operations of itself and its subsidiaries. It is also subject to examination by the FRB. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks, and furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of any company provided such shares do not constitute more than 5% of the outstanding voting shares of the company and so long as the FRB does not disapprove such ownership. Another exception to this prohibition is the ownership of shares of a company the activities of which the FRB has specifically determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

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

FATCA.  On July 1, 2014, the Foreign Account Tax Compliance Act (“FATCA”) became effective. FATCA, enacted in 2010, is aimed at curbing offshore tax evasion by foreign financial institutions (“FFIs”) by requiring FFIs to identify U.S. account holders and report information directly to the U.S. FATCA requires U.S. withholding agents, including U.S. banks, to withhold tax (30%) on certain U.S. sourced income payable to FFIs that do not agree to report certain information to the IRS regarding their U.S. accounts, and on certain payments to certain nonfinancial foreign entities (“NFFEs”) that do not provide information on their substantial U.S. owners to withholding agents.

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

GRAMM‑LEACH‑BLILEY.  The Gramm‑Leach‑Bliley Act of 1999 (“GLBA”) eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non‑financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permitted certain non‑banking financial and financially related activities to be conducted by financial subsidiaries of banks.

Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company has elected to become a financial holding company under GLBA, and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local Financial Corporation (“LFIN”) acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2015, the Company has made 38 merchant banking investments.

The FRB and the Secretary of the Treasury have regulations governing the scope of permissible merchant banking investments. The investments that may be made under this authority are substantially broader in scope than the investment activities otherwise permissible for bank holding companies; and are referred to as “merchant banking investments” in “portfolio companies.” Before making a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Exchange Act or a qualified insurance affiliate. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. The regulations place restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years.

The FRB, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC have rules governing the regulatory capital treatment of equity investments in non‑financial companies held by banks, bank holding companies and financial holding companies. The rule applies a graduated capital charge on covered equity investments which would increase as the proportion of such investments to Tier 1 Capital increases.

PREEMPTION.  At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. However, the Dodd‑Frank Act limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances. In May 2011, the OCC first proposed new regulations to implement the Dodd‑Frank Act’s preemption provision. On July 20, 2011, the OCC issued its final preemption rule wherein it concluded that the Dodd‑Frank Act does not create a new, stand‑alone preemption standard, but rather, incorporates the conflict preemption legal standard and the reasoning that supports it in the Supreme Court’s Barnett decision. The OCC confirmed that precedent consistent with the standard set forth in Barnett Bank v. Nelson, 417 U.S. 25 (1996), including existing OCC regulations, are “preserved,” including federal preemption over state consumer protection laws. The OCC also confirmed its belief that the procedural requirement applicable to an OCC determination that a state consumer financial law is preempted, applies prospectively and does not invalidate prior precedent. The OCC determined that its existing preemption rules conformed with Barnett Bank. The OCC did make modifications to its rules to clarify that Barnett Bank is controlling. Finally, the OCC clarified that a state attorney general or chief law enforcement officer may enforce any applicable law against a national bank (as opposed to a non‑preempted state law) and to seek relief if, and as, authorized by that law. Since Texas state chartered banks have parity with national banks as to their powers (discussed further herein), the preemption rule has significance for the Company’s bank subsidiaries.

FINANCIAL PRIVACY.  In accordance with GLBA, the federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non‑public information about consumers to non‑affiliated third parties. Pursuant to the rules, financial institutions must provide disclosure of privacy policies to consumers and in some instances allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Additional regulations were adopted to implement the provisions of the Fair Access to Credit Transactions Act (“FACTA”), which requires certain disclosures and consents to share certain information among bank affiliates. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. These privacy provisions also have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross‑selling products and services between those affiliated companies.  On December 4, 2015, the Fixing America’s Surface Transportation Act (the “FAST Act”) was signed into law.  Part of the FAST Act amended GLBA by providing financial institutions with an exception to the general requirement that those institutions deliver annual privacy notices.

NASDAQ LISTING STANDARDS.  The Company is traded on the NASDAQ Stock Market. The Company must comply with the listing standards of the NASDAQ Stock Market. In addition to other matters, the listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters.

INTERSTATE BANKING.  The Riegle‑Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking Act”), rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any state in the United States, provided that the target bank meets the minimum age (up to a maximum of five years, which is the maximum Texas has adopted) established by the host state. Under the Interstate Banking Act, an anti‑concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent (10%) of all deposits nationwide or thirty percent (30%) of any one state’s deposits, or such higher or lower percentage established by the host state. The anti‑concentration limit in Texas has been set at twenty percent (20%) of all federally insured deposits in Texas. As allowed by the Interstate Banking Act, the Company acquired LFIN, including its Oklahoma financial institution, during 2004. The Dodd‑Frank Act changes the requirements for interstate branching by permitting de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

FRB ENFORCEMENT POWERS.  The FRB has certain cease‑and‑desist and divestiture powers over bank holding companies and non‑banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease‑and‑desist orders or other actions. In the event a bank subsidiary experiences either a significant loan loss or rapid growth of loans or deposits, the Company may be compelled by the FRB to invest additional capital in the bank subsidiary. Further, the Company would be required to guaranty performance of the capital restoration plan of any undercapitalized bank subsidiary. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, to order termination of non‑banking activities of non‑banking subsidiaries of bank holding companies and to order termination of ownership and control of a non‑banking subsidiary. Under certain circumstances the Texas Banking Commissioner may bring enforcement proceedings against a bank holding company in Texas.

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

CROSS‑GUARANTEE PROVISIONS.  The Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross‑guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

SOURCE OF STRENGTH DOCTRINE.  FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd‑Frank Act codifies this policy as a statutory requirement, and the federal financial regulatory agencies are expected to issue a joint notice of proposed rulemaking implementing this statutory requirement in the near future. Under this requirement, the Company is expected to commit resources to support its subsidiary banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding Company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

GENERAL—BANK SUBSIDIARIES.  All of the bank subsidiaries of the Company are state banks subject to regulation by, and supervision of, the Texas DOB and the FDIC.

DEPOSIT INSURANCE.  All of the bank subsidiaries of the Company are examined by the FDIC, which currently insures the deposits of each member bank up to applicable limits. Deposits of each of the bank subsidiaries are insured by the FDIC through the DIF to the extent provided by law. The FDIC uses a risk‑based assessment system that imposes premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions, such as the subsidiary banks in Risk Category 1 (“Risk Category 1 institutions”), ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk‑based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base‑rate adjustments, total base assessment rates range from 7 to 24 basis points.

In November 2009, the FDIC issued a rule that required all deposit institutions, with limited exceptions, to prepay their estimated quarterly risk‑based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd‑Frank Act. Under the new restoration plan, the FDIC will forego the uniform three‑basis point increase in initial assessment rates scheduled to take place on January 1, 2011, and maintain the current schedule of assessment rates for all depository institutions. At least semi‑annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice‑and‑comment rulemaking if required.

In February 2011, the FDIC issued a final rule effective April 1, 2011 that set a target size for the insurance fund and changed the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd‑Frank Act. The rule finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule creates a risk‑based scorecard assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long‑term performance. In September 2011, the FDIC issued new guidelines that reflect the methodology it now uses to determine assessment rates for large and highly complex institutions. A “large institution” is defined as an insured depository institution with assets of $10 billion or more, and a “highly complex institution” is defined as an insured depository institution with assets of $50 billion or more. Total scores are determined according to the April 1, 2011 final rule. While none of the Company’s subsidiary banks currently meet the definition of a large institution under the new guidelines, the Company cannot provide any assurance as to the effect of any further change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

In October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more.  This would result in increased costs for IBC and other bank subsidiaries of the Company.  Because of the uncertainty as to the outcome of the FDIC’s proposals, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in future periods.

FDIC deposit insurance expense for the Company totaled $5,938,000, $6,082,000 and $6,737,000 in 2015, 2014 and 2013, respectively.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule or order of condition imposed by the FDIC.

CAPITAL ADEQUACY.  The Company and its bank subsidiaries are currently required to meet certain minimum regulatory capital guidelines. The federal authorities’ risk‑based capital guidelines in effect as of December 31, 2014 were based upon the 1988 capital accord (defined below as “BIS”). The capital guidelines effective as of December 31, 2014 utilize total capital‑to‑risk‑weighted assets and Tier 1 Capital elements. The guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off‑balance sheet exposure in assessing capital adequacy, and encourage the holding of liquid, low‑risk assets. At least one‑half of the minimum total capital was required to be comprised of Core Capital or Tier 1 Capital elements. Tier 1 Capital of the Company is comprised of common shareholders’ equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill booked in connection with all the financial institution acquisitions of the Company after February 1992 are deducted from the sum of core capital elements when determining the capital ratios of the Company.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company’s leverage ratio at December 31, 2015 was 13.15%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Each of the Company’s bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company’s bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2015.

In March 2005, the FRB issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five‑year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Supplementary Capital or Tier 2 capital, subject to restrictions. Tier 2 capital includes among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for probable loan and lease losses, subject to limitations. Bank holding companies with significant international operations will be expected to limit trust preferred securities to 15% of Tier 1 capital elements, net of goodwill; however, they may include qualifying mandatory convertible preferred securities up to the 25% limit. On March 16, 2009, the FRB extended for two years the transition period. Substantially all of the trust preferred securities issued by the Company qualified as Tier 1 capital after the transition period ended on March 31, 2011. The Collins Amendment to the Dodd‑Frank Act further restricts the use of trust preferred securities by excluding them from the regulatory capital of bank holding companies more broadly. However, for institutions with consolidated assets of less than $15 billion on December 31, 2009, such as the Company, the Collins Amendment will not apply to securities issued before May 19, 2010 and all the Company’s trust preferred securities were issued before such date.

Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five‑tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk‑based capital ratio of 10%, a Tier 1 risk‑based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company’s and each of the bank subsidiaries’ capital ratios as of December 31, 2015, the Company and each of the bank subsidiaries were classified as “well capitalized” under the applicable regulations. The new Basel III capital rules also revise the “prompt corrective action” regulations as discussed below under “Basel III Prompt Corrective Action.”

The risk‑based standards that apply to bank holding companies and banks incorporate market and interest rate risk components. Applicable banking institutions are required to adjust their risk‑based capital ratio to reflect market risk. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks. The Company does not have any Tier 3 capital and did not need Tier 3 capital to offset market risks. In January 2010, the federal bank regulators issued a final risk‑based capital rule related to new accounting standards that make substantive changes in how banking organizations account for more items, including securitized assets that previously had been taken off banks’ balance sheets. Dodd‑Frank directs the banking agencies to issue capital requirements for banking institutions that are countercyclical. These will require a higher level of capital to be maintained in times of economic expansion and a lower level of capital during times of economic contraction.

The federal regulatory authorities’ risk‑based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS released a new capital accord to replace the 1988 capital accord with an update in November 2005 (“BIS II”). BIS II set capital requirements for operational risk, and refined the existing capital requirements for credit risk and market risk exposures. The United States federal banking agencies developed proposed revisions to their existing capital adequacy regulations and standards based on BIS II. A definitive final rule for implementing BIS II in the United States that applies only to internationally active banking organizations, or “core banks”—defined as those with consolidated total assets of $250 billion or more or consolidated on‑balance sheet foreign exposures of $10 billion or more became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with BIS II at this time.

In July 2008, the banking agencies issued a proposed rule that would give banking organizations that are not required to comply with Basel II the option to implement a new risk‑based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued.

The Dodd‑Frank Act requires the FRB, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the BIS risk‑based capital requirements in cases where the BIS risk‑based capital requirements and any changes in capital regulations resulting from Basel‑III (see below) otherwise would permit lower requirements. In December 2010, the FRB, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement. On June 24, 2011, the agencies approved this rule in final form and it became effective on July 28, 2011.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased‑in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III capital rules include the new components of “Accumulated Other Comprehensive Income (Loss)” that factors into the calculation of CET1 all net unrealized gains (losses) on available‑for‑sale securities. The definition also establishes the expectation that the majority of Common Equity Tier 1 should be voting shares. The proposal creates a category referred to as “High Volatility CRE” which would have a risk weight of 150% and generally include nonresidential acquisition development or construction financing. The proposal would require the phase‑out from Tier 1 Capital of trust preferred securities and cumulative preferred stock over a ten‑year time period.

The Basel III capital rules establish calculations for risk‑weighted assets using alternatives to credit ratings that would be based on either the weighted average of the underlying collateral or a formula based on subordination position and delinquencies or the use of a 1,250% risk‑rating, which would be the default rating if requisite standards of a comprehensive understanding and levels of the due diligence are not met. Securitized structures such as private label mortgage‑backed securities may be risk weighted based on a gross‑up approach considering underlying assets otherwise they default to the 1,250% risk weight.

On the quality of capital side, the final Basel III capital rule emphasized Common Equity Tier 1 capital, the most loss‑absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improved the methodology for calculating risk‑weighted assets to enhance risk sensitivity. The agencies made a number of changes in the final rule, in particular, to address concerns about regulatory burden on community banks. For example, the final rule is significantly different from the proposal in terms of risk weighting for residential mortgages and the regulatory capital treatment of certain unrealized gains and losses on trust preferred securities for common banking organizations.

The phase‑in period for mandatory compliance with the final rule was January 1, 2014 for most advanced approach banking organizations, and January 1, 2015 for all other covered banking organizations, including the Company. A key provision of the new Basel III rules permits all non‑advanced approaches institutions, like the Company, to make a one‑time irrevocable election to determine how most items reported in Accumulated Other Comprehensive Income (“AOCI”) will be handled for regulatory capital purposes. The irrevocable election was made with the filing of the March 31, 2015 Call Report and consisted of an institution choosing to either opt‑out or not opt‑out of the requirement to include most components of AOCI in Common Equity Tier 1 capital. For institutions that opt‑out, most AOCI items will not be included in the calculation of Common Equity Tier 1 capital. For institutions that do not opt‑out, most AOCI items will be included in the calculation of Common Equity Tier 1 capital, which affects the institution’s legal lending limit calculation. If a top‑tier banking organization makes the AOCI opt‑out election, all consolidated banking subsidiary organizations under it must make the same election. The Company made the AOCI opt‑out election.

Under Basel III capital rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk‑weighted assets.
•	6.0% Tier 1 capital to risk‑weighted assets.
•	8.0% Total capital to risk‑weighted assets.
•	4.0% Tier 1 capital to average quarterly assets.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased‑in over a four‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk‑weighting categories from the four BIS‑derived categories (0%, 20%, 50% and 100%) to a much larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Company’s determination of risk‑weighted assets include, among other things:

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

In addition, the Basel III capital rules provide more advantageous risk weights for derivatives and repurchase‑style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

On February 13, 2015, the FRB (SR 15-4) and other federal bank regulatory agencies made available an automated tool to assist financial institutions subject to the agencies’ regulatory capital rules in calculating risk-based capital requirements for individual securitization exposures.  Specifically, institutions that use the rules’ Simplified Supervisory Formula Approach (“SSFA”) to calculate risk-based capital requirements for securitization exposures may use the tool, at their discretion, to calculate capital requirements for such exposures.

BASEL III PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: (i) “well capitalized,” (ii) “adequately capitalized,” (iii) “undercapitalized,” (iv) “significantly undercapitalized,” and (v) “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures which reflect changes under the Basel III capital rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III capital rules), the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk‑based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk‑based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by an such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk‑based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk‑based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk‑based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk‑based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%, (iv) “significantly undercapitalized” if the institution has a total risk‑based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk‑based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

As of December 31, 2015, each of its bank subsidiaries was “well capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

LIQUIDITY REQUIREMENTS.  Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. On January 7, 2013, Basel III liquidity coverage ratio was published and it uses international liquidity standards that serve to reconcile the differences of the liquidity standards of countries. The Basel Committee will address the net stable funding ratio in the future. These new standards are subject to further rulemaking and their terms may well change before implementation. On October 30, 2013, the federal bank regulatory agencies issued a proposed rule that would implement qualitative liquidity requirements, including a liquidity coverage ratio (“LCR”), consistent with liquidity standards adopted by the Basel Committee in January 2013, for certain banking organizations with more than $250 billion in total assets or subsidiary depository institutions of internationally active banking organizations with $10 billion or more in total consolidated assets. Also on October 30, 2013, a separate proposed rule was issued by the Federal Reserve to apply a modified version of the LCR to certain depository institution holding companies with assets greater than $50 billion. On September 3, 2014, the bank regulators issued the final version of the LCR. The final rule defines banks with between $50 billion and $250 billion in assets as “modified LCR companies” and they will be subjected to less rigorous requirements regarding the high‑quality liquid assets calculations.

FASB CECL PROPOSAL.  In an exposure draft issued in the fourth quarter of 2012, the Financial Accounting Standards Board (“FASB”), proposed changes to the accounting standards related to the impairment of financial assets and the recognition of credit losses. The FASB proposal would require financial institutions to reserve for losses for the duration of the credit exposure as opposed to reserving for “probable losses.” The new methodology would be the Current Expected Credit Losses (“CECL”) methodology. It is anticipated that the final version of the accounting changes will be adopted in 2016 and the implementation of the new standards could occur as early as 2018. The change in accounting standards could result in an increase in the Company’s reserve for probable loan losses and require the Company to book loan losses more quickly.

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

COMMUNITY REINVESTMENT ACT (“CRA”).  Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate‑income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. The Company’s bank subsidiaries conduct an award‑winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Each of the subsidiary banks of the Company received a “Satisfactory” CRA rating in its most recently completed examination. Financial institutions are evaluated under different CRA examinations procedures based upon their asset‑size classification, which asset thresholds are updated annually and were updated as of January 1, 2015. “Large institution” now means a bank with total assets of at least $1.221 billion for December 31 of both of the prior two calendar years and “intermediate small institution” means an institution with assets of at least $305 million and less than $1.221 billion as of December 31 of both of the prior two calendar years. Three of the Company’s subsidiary banks are “intermediate small institutions” and the flagship bank is a “large institution” under the new asset thresholds.

CONSUMER LAWS.  In addition to the laws and regulations discussed herein, the Bank is also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd‑Frank Act provides for comprehensive new rules regulating mortgage activities and creates the new CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities. Authority to implement almost all federal consumer financial protection laws and regulations was transferred to the CFPB on July 21, 2011. The CFPB has broad authority, among other matters, to declare acts or practices to be “unfair, deceptive, or abusive,” to develop and require new consumer disclosures, and to restrict the use of certain arbitration clauses. While the CFPB does not currently have direct supervisory authority over any of the Company’s subsidiary banks because they each fall below the $10 billion assets threshold, the CFPB’s broad authority to issue, interpret, and enforce almost all federal consumer protection laws, and its issuance of applicable disclosure forms, will significantly impact each of the Company’s subsidiary bank’s consumer compliance programs. On January 20, 2012, the CFPB issued a final rule that imposes new disclosure requirements for foreign remittance transfer transactions, including disclosures giving the consumer thirty minutes after payment is made to cancel the transaction, and providing new consumer protections, including error resolution rights. The 2012 final rule’s February 7, 2013 effective date was delayed as the CFPB proposed modifying the rule. On May 22, 2013, the CFPB issued final rule amendments which addressed three specific issues and the amendments were effective in October 2013. First, the 2013 final rule modified the 2012 final rule to make optional, in certain circumstances, the requirement to disclose fees imposed by a designated recipient’s institution. Second, the 2013 final rule also made optional the requirement to disclose taxes collected by a person other than the remittance transfer provider. In place of these two former requirements, the 2013 final rule required disclaimers to be added to the rule’s disclosures indicating that the recipient may receive less than the disclosed total due to the fees and taxes for which disclosure is now optional. Finally, the 2013 final rule revised the error resolution provisions that apply when a remittance transfer is not delivered to a designated recipient because the sender provided incorrect or insufficient information, and, in particular, when a sender provides an incorrect account number or recipient institution identifier that results in the transferred funds being deposited in the wrong account. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

MILITARY LENDING ACT.  On July 22, 2015, the Department of Defense issued final amendments to the rule that implements the federal Military Lending Act.  The amended rule became effective October 3, 2015, but compliance for most types of credit is not required until October 3, 2016.  For credit card accounts, compliance is not required until October 3, 2017.  The Department of Defense expanded the definition of “consumer credit” to include a much broader range of credit products, including some credit products offered by depository institutions.  The rule requires lenders to provide certain protections to borrowers who are covered under the rule.  For instance, lenders must cap the Military Annual Percentage Rule for covered credit products provided to covered borrowers at 36%.  Lenders must also provide certain disclosures and other protections to covered borrowers.  Although a lender can use any method to determine a borrower’s military status, the lender can obtain a safe harbor by verifying the borrower’s military status either through the Department of Defense Manpower Data Center or by using a consumer credit report that contains military status.

ELECTRONIC BANKING AND CYBER SECURITY.  In 2005, the Federal Financial Institutions Examination Council (the “FFIEC”) issued guidance entitled “Authentication in an Internet Banking Environment” (the “2005 Guidance”), which provided a risk management framework for financial institutions offering Internet‑based products and services to their customers. It required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. On June 29, 2011, the FDIC and the other FFIEC agencies supplemented the 2005 Guidance by specifying the FDIC’s supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicates that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. In September 2011, the Texas Bankers Electronic Crimes Task Force, formed by the Texas Banking Commissioner and the U.S. Secret Service, issued guidance entitled “Best Practices: Reducing the Risks of Corporate Account Takeovers.” In accordance with FDIC FIL‑2011, this guidance sets forth nineteen best practices to reduce the risk of corporate account takeover thefts. The Company’s subsidiary banks are required to comply with these guidelines and best practices. In 2014, in adherence to a presidential executive order, the National Institute of Standards and Technology (“NIST”) released a preliminary Framework for Approving Critical Infrastructure Cybersecurity. Banks will be expected to incorporate the NIST Cybersecurity Framework into their security frameworks which are also governed by FFIEC guidelines.

AFFILIATE TRANSACTIONS.  The Company, IBC and the other bank subsidiaries of the Company are “affiliates” within the meaning of Section 23A of the Federal Reserve Act which sets forth certain restrictions on loans and extensions of credit between a bank subsidiary and affiliates, on investments in an affiliate’s stock or other securities, and on acceptance of such stock or other securities as collateral for loans. Such restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary’s capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each bank subsidiary of the Company is wholly‑owned by the Company. Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non‑affiliate transactions. Among other things, the Dodd‑Frank Act expands the limitations on affiliate transactions by expanding the definitions of “affiliate” and “covered transactions,” including debt obligations of an affiliate utilized as collateral, and it will require that the 10% of capital limit on covered transactions begin to apply to non‑bank financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Dodd‑Frank Act changes became effective on July 21, 2012. However, to date, the FRB has not issued any guidance nor has it amended Regulation W, although it is expected to do so in the near future.

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

LENDING RESTRICTIONS.  The operations of the Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Further, under the BHCA and the regulations of the FRB thereunder, the Company and its subsidiaries are prohibited from engaging in certain tie‑in arrangements with respect to any extension of credit or provision of property or services; however, the FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company. In February 2005, the banking agencies issued best practices guidelines on overdraft protection programs which state that overdraft protection programs are an extension of credit, but are not subject to Truth‑in‑Lending disclosure requirements. On November 12, 2009, the FRB issued final rules amending Regulation E that prohibit financial institutions from charging consumers fees for paying overdrafts on ATM and one‑time debit card transactions, unless the consumer consents or opts‑in to the overdraft service for those types of transactions. In November 2010, the FDIC issued final overdraft protection guidance, effective July 1, 2011, which focuses on automated overdraft programs and encourages banks to offer less costly alternatives. Additionally, the FDIC requires banks to monitor programs for excessive or chronic customer use and to undertake meaningful and effective follow‑up action thereafter, institute appropriate daily limits on customer costs, consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount, ensure that transactions are not processed in a manner designed to maximize the costs to consumers, and ensure that boards of directors provide appropriate oversight of overdraft protection programs.

COMMERCIAL REAL ESTATE LENDING.  In 2006, the federal bank regulators issued interagency guidance titled “Concentration in Commercial Real Estate Lending: Sound Risk Management Practices.” The guidance focuses on the risks of high levels of concentration in CRE lending and identified two supervisory concentration levels. The first was the concentration level where loans for construction, land and land development represent 100% or more of a bank institution’s total risk‑based capital. The second was the CRE concentration where total non‑owner occupied CRE loans represent 300 percent or more of the institution’s total risk‑based capital and growth in total CRE lending has increased by 50 percent or more during the previous 36 months. The guidance states that the banking institutions exceeding the concentration levels should have in place enhanced credit risk controls, including stress‑testing of CRE portfolios and that the concentration levels may result in further supervisory analysis.

MORTGAGE LENDING.  On January 10, 2013, the CFPB issued its final rule on ability to repay and qualified mortgage standards to implement various requirements of the Dodd‑Frank Act amending the Truth in Lending Act. The final rule requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer will have the ability to repay a mortgage loan according to its terms before making the loan. The final rule also includes a definition of a qualified mortgage, which provides the lender with the presumption that the ability to repay requirements have been met. This presumption is rebuttable if the loan is a “sub‑prime” loan or conclusive if the loan is a “prime” loan. However, whether a prime or sub‑prime loan, the borrower can challenge the loan’s status as a mortgage in a direct cause of action for three years from the origination date and as a defense in a foreclosure action at any time.

The final rules were effective on January 10, 2014. The final rules contain specific and substantive requirements and limitations on mortgage banking that have required creditors to revise loan products and origination and underwriting policies and procedures, practices and systems. Substantial penalties may apply if a lender fails to meet ability to repay standards for a loan, including actual damages (which could include the borrower’s down payment), statutory damages up to $4,000, all fees paid by the borrower, up to three years of finance charges paid by the borrower, and court costs and reasonable attorney’s fees. Additionally, during 2013, the CFPB finalized a number of rules regarding mortgage lending, including appraisal and escrow requirements for higher‑priced mortgages, new integrated RESPA/Regulation Z disclosures, mortgage servicing, and loan originator compensation requirements.

On November 3, 2014, the CFPB issued a final rule amending the 2013 mortgage rules by adopting an alternative definition of “small servicer” and amending the ability‑to‑repay rule exemption as applied to certain nonprofits, and also provides a limited, post‑consummation cure mechanism for the points and fees limit for qualified mortgages. On December 15, 2014, the CFPB proposed amendments to certain mortgage rules issued in 2013 relating to force‑placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X’s servicing provisions; and periodic statement requirements under Regulation Z’s servicing provisions. The proposed rule also addresses compliance when a consumer is in bankruptcy and makes technical corrections to several other provisions. On January 20, 2015, the CFPB issued a new final rule amending the 2013 TILA‑RESPA final rule extending the timing requirements for revised disclosures when consumers lock a rate or extend a rate lock after the Loan Estimate is provided and permitting certain language related to construction loans for transactions involving new construction.  Finally, on July 21, 2015, the CFPB issued another new final rule amending the 2013 TILA-RESPA final rule to further extend the effective date until October 3, 2015.

DIVIDENDS.  The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks, as Texas banking associations, to pay dividends is restricted under Texas law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. Additionally, as a result of the Company’s participation in the CPP, the Company was restricted in the payment of dividends and was not allowed without the Treasury Department’s consent to declare or pay any dividend on the Company Common Stock other than a regular semi‑annual cash dividend of not more than $.33 per share, as adjusted for any stock dividend or stock split. The restriction ceased to exist on December 23, 2011 and the Company exited the TARP program when it finalized the repayment of all of the TARP funds on November 28, 2012. At December 31, 2015, there was an aggregate of approximately $776,750,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC‑Zapata and IBC‑Brownsville under the capital rules applicable as of December 31, 2015, assuming that each of such banks continues to be classified as “well capitalized.” Further, the Company could expend the entire $776,750,000 and continue to be classified as “well capitalized” under the capital rules applicable as of December 31, 2015. Note 20 of Notes to Consolidated Financial Statements of the Company in the 2015 Annual Report is incorporated herein by reference.

POWERS.  As a result of FDICIA, the authority of the FDIC over state‑chartered banks was expanded. FDICIA limits state‑chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Banking Commissioner has thirty (30) days to prohibit the activity. Also, the Texas Finance Code includes a super parity provision with procedures for state banks to notify the Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States. The Banking Commissioner has thirty (30) days to prohibit the activity.

INCENTIVE COMPENSATION.  In June 2010, the Federal Reserve, OCC and FDIC issued the Interagency Guidance on Sound Incentive Compensation Policies, a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk‑taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk‑taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk‑focused examination process, the incentive compensation arrangements of banking organizations, such as the Company. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk‑management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd‑Frank Act requires the federal banking agencies and the Securities and Exchange Commission to jointly prescribe regulations or guidelines that require financial institutions with $1 billion or more in assets to disclose to the appropriate federal regulator, the structure of all incentive‑based compensation arrangements sufficient to determine whether the compensation structure provides an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or could lead to material financial loss to the financial institutions. On February 7, 2011, the FDIC issued a notice of proposed rulemaking that would prohibit bank incentive‑based compensation arrangements that encourage inappropriate risk taking, are deemed excessive, or may lead to material losses. The proposal would apply to financial institutions with more than $1 billion in assets, like the Company. The rule also includes heightened standards for financial institutions with $50 billion or more in total consolidated assets that requires at least 50 percent of incentive‑based payments for designated executives to be deferred for a minimum of three years. The interagency rule must be approved by all of the five federal members of the FFIEC, the SEC and the Federal Housing Finance Agency before comments on the rule are sought. Comments on the proposed interagency rule were due to the agencies by May 31, 2011. A definitive final rule has not been issued.

Effective April 1, 2011, Regulation Z was amended to restrict incentive compensation programs with regard to residential mortgage programs. Such limitations affect mortgage brokers as well as loan officers in the subsidiary banks. Compensation may be tied to volume but not to terms or conditions of the transaction other than the amount of credit extended. Further amendments to Regulation Z relating to mortgage loan originator compensation were adopted on January 20, 2013 by the CFPB in accordance with the Dodd‑Frank Act.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

LEGISLATIVE AND REGULATORY INITIATIVES.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. Such changes could have a material effect on the business of the Company, including increasing the Company’s cost of doing business, affecting the Company’s compensation structure, or limiting or expanding permissible activities. The Company cannot predict whether any such changes will be adopted and the Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries. The same uncertainty exists with respect to regulations authorized or required under the Dodd‑Frank Act but that have not yet been proposed or finalized. There is also the possibility that the Dodd‑Frank Act may be revised by Congress in the future because certain bills have been introduced into Congress that would amend certain provisions of Dodd‑Frank.

Item 1A.  Risk Factors

Risk Factors

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. Described below are the material risks and uncertainties that management believes may affect the Company. You should carefully consider the risks and uncertainties the Company describes below and the other information in this Annual Report or incorporated by reference before deciding to invest in, or retain, shares of the Company’s common stock. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm the Company’s business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be materially harmed. This report is qualified in its entirety by these risk factors.

Risks Related to the Company’s Business

Losses from loan defaults may exceed the allowance the Company establishes for that purpose, which could have an adverse effect on the Company’s business.

There are inherent risks associated with the Company’s lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management’s best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management’s continuing evaluation of the specific credit risks, the Company’s historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge‑offs, based on judgments different than those of management. As a result, the Company’s allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company’s earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2015.

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

The Company’s primary market areas are South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma. The banking business in these areas is extremely competitive, and the level of competition facing the Company may increase further, which may limit the growth and profitability of the Company. Each of the Company’s subsidiary banks experience competition in both lending and attracting funds from other banks, savings institutions, credit unions and non‑bank financial institutions located within its market area, many of which are significantly larger institutions. Non‑bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies, and mutual funds. For loans, the Company encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, and securities firms. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company offers. Also, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of revenue streams and the reduction of lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

The Company relies, in part, on external financing to fund the Company’s operations and the unavailability of such funds in the future could adversely impact the Company’s growth strategy and prospects.

The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank (“FHLB”) of Dallas and other borrowings to fund its operations. The unavailability of such funds in the future could adversely impact the Company’s growth strategy, prospects and performance. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non‑transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2015. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time. The IRS rule that extends the reporting requirements for interest on deposits to nonresident alien individuals that applies to interest payments made on or after January 1, 2013, may result in deposit withdrawals by nonresident alien individuals who were not previously subject to the reporting requirements, including residents of Mexico.

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

Changes in the interest rate environment may reduce the Company’s profits. The Company expects that the bank subsidiaries will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest‑earning assets, and the interest paid on deposits, borrowings and other interest‑bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest‑earning assets and interest‑bearing liabilities. Earnings could be adversely affected if the net interest spreads are reduced. Changes in interest rates and other factors could result in write downs of carrying values of securities held in our securities available‑for‑sale portfolio and such changes could reduce earnings of the Company.

The Company is subject to extensive regulation which could adversely affect the Company including, without limitation, changes in U.S.—Mexico trade and travel along the Texas border, increased costs related to healthcare reform and other labor developments and possible enforcement and other legal actions.

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future, or changes in accounting policies and practices, which could make compliance more difficult or expensive, or otherwise adversely affect the Company’s business, financial condition or prospects. The Dodd‑Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Healthcare reform and other labor developments are expected to increase labor costs of the Company. These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non‑banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, any reductions in border crossings and commerce resulting from the Homeland Security Programs called “US‑VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigration Responsibility Act of 1996 could affect the Company negatively, and any possible negative consequences from an adverse immigration law could also have a negative effect on the Company’s operations.

Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s potential future acquisitions and branch expansion could be adversely affected by a number of factors.

Acquisitions of other financial institutions and branch expansion have been a key element of the Company’s growth. There are a number of factors that may impact the ability of the Company to continue to grow through acquisition transactions, including strong competition from other financial institutions who are active or potential acquirers of financial institutions in the existing or future markets of the Company. Acquisitions of other financial institutions and new branches must be approved by bank regulators and such approvals are dependent on many factors, including the results of regulatory examinations and CRA ratings.

The Company relies heavily on its chief executive officer.

The Company has experienced substantial growth in assets and deposits during the past, particularly since Dennis E. Nixon became President of the Company in 1979. Although Mr. Nixon is the chief executive officer and one of the Company’s substantial shareholders, the Company does not have an employment agreement with Mr. Nixon and the loss of his services could have a material adverse effect on the Company’s business and prospects.

System failure or breaches of our network security, including as a result of a cyber‑attack, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure our Company uses could be vulnerable to unforeseen problems, including cybersecurity risks. Our products and services involve the gathering, storage and transition of sensitive information regarding our customers and their accounts. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Cyber‑security attacks, computer break‑ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us. While the Company conducts its own data processing, it is reliant on certain external vendors to provide products and services necessary to maintain day‑to‑day operations of the Company. As a financial institution we are also subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as our own internal privacy and information security policies and programs. If our information systems or infrastructure experience a significant disruption or breach, it could lead to unauthorized access to personal or confidential information of our customers in our possession and unauthorized access to our proprietary information, methodologies and business secrets. In addition, if our partners, vendors or other market participants experience a disruption or breach, it could lead to unauthorized transactions on Company or Company customer accounts or unauthorized access to personal or confidential information maintained by those entities. A disruption or breach such as these could result in significant legal, financial and non‑financial exposure, regulatory intervention, remediation costs, damage to our reputation and loss of confidence in the security of our systems, products and services that could adversely affect our business.

The Company may desire or need to raise additional capital or increase liquidity levels in the future, and such capital may not be available when needed or at all and the ability of the Company to increase liquidity levels may be limited.

The Company may desire or need to raise additional capital or increase liquidity levels in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and the Company’s financial performance. The Company cannot assure that such capital will be available on acceptable terms or at all. If the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investor. The impact of the regulatory liquidity proposal may result in a shortfall of high‑quality liquid assets. An inability to raise additional capital on acceptable terms when needed or the unavailability of high‑quality liquid assets could have a materially adverse effect on the Company’s business.

There are restrictions on the Company’s ability to both receive and pay dividends.

Holders of the Company’s common stock only receive dividends as the Company’s Board of Directors may declare out of legally available funds.  Although the Company has historically declared cash dividends on its common stock, it is not required to do so and there can be no assurance that the Company will pay dividends in the future.

The Company is a financial holding company engaged in the business of managing, controlling and operating its subsidiaries, including its subsidiary banks.  The Company receives substantially all of its revenue from dividends from its subsidiaries.  These dividends are the principal source of funds to pay dividends on the Company’s common stock.  Various federal and state laws and regulations limit the amount of dividends that the Company’s subsidiaries may pay to the Company.  The inability to receive dividends from the Company’s subsidiaries could have a material adverse effect on the Company’s business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company’s regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2015. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

The Company is subject  to  environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s controls and procedures may fail or be  circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New lines of business or new products and services may be subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products may not be achieved and price and profitability targets may not prove feasible. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The downgrade of the U.S. credit rating and Europe’s ongoing debt crisis could negatively impact our business, financial condition and liquidity.

Standard and Poor’s lowered the U.S. long term sovereign credit rating from AAA to AA+ on August 5, 2011. The downgrade and a further downgrade or a downgrade by other ratings agencies of the U.S. government’s sovereign credit rating, or its perceived creditworthiness, could adversely affect the financial markets and economic conditions in the United States and worldwide. Many of our investment securities are issued by U.S. government agencies and U.S. government sponsored entities (“GSEs”). The rating downgrade could affect the stability of residential mortgage‑backed securities issued or guaranteed by GSEs. These factors could affect the liquidity or valuation of our current portfolio of residential mortgage‑backed securities issued or guaranteed by GSEs, and could result in our counterparties requiring additional collateral for our borrowings and could increase our borrowing costs. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impact on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent; however, any adverse impact related to the downgrade of the U.S. sovereign credit rating could have a material adverse effect on the Company’s liquidity, financial condition and results of operations. Additionally, concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Company by affecting the Company’s customers with European businesses or assets denominated in the euro or companies in the Company’s market with European businesses or affiliates.

The Company’s accounting estimates and risk management processes rely on  analytical and forecasting tools and models.

The processes the Company uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depends upon the use of analytical tools and forecasting models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the tools or models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting tools or models could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be adversely affected by declining crude oil prices.

The recent decisions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas‑based oil producers, particularly those that utilize higher‑cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Energy production and related industries represent a large part of the economies in some of the Company’s primary markets. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy‑dominant states such as Texas and Oklahoma. Accordingly, a prolonged period of low oil prices could have a material adverse effect on the Company’s business, financial condition and results of operation.

Risks Related to the Company’s Industry

Changes in economic and political conditions could adversely affect the Company’s earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

The Company’s success depends, to a certain extent, upon economic and political conditions, local, national and international with respect to Mexico, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, changes in capital markets, money supply, political issues, legislative and regulatory changes, a decline in oil prices, and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. The Company is particularly affected by conditions in its primary market areas of South, Central and Southeast Texas, including Austin and Houston, and the State of Oklahoma. If economic conditions in the Company’s primary market areas continue to weaken or worsen due to the recent decline in oil prices or other factors or fail to improve or to continue to improve, the Company could experience an increase in loan delinquencies and non‑performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

The Company depends on the accuracy and completeness of information about customers and counterparties as well as the soundness of other financial institutions with which the Company interacts.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties, financial institutions or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information or problems with the soundness of other financial institutions with which the Company interacts could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

If the Company does not adjust to rapid changes in the financial services industry, its financial performance may suffer.

The Company’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers and its ability to stay abreast of technological innovations and evaluate those technologies that will enable it to compete on a cost‑effective basis.

In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, the Company’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one‑stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Such changes in the financial industry may result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company and the needs of our customers.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd‑Frank Act. As a result, beginning on July 21, 2011, financial institutions were allowed to commence offering interest on demand deposits to compete for clients and the Company does have such a program. The Company’s interest expense may increase and its net interest margin may decrease if it begins paying interest on a significant amount of demand deposits in order to attract additional customers or maintain current customers, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Dodd‑Frank Regulatory Reform Act and other regulatory developments could negatively impact the revenue streams of the Company related to interchange fees and consumer services and result in a contraction of retail banking of the Company.

The Dodd‑Frank Reform Act authorizes the Federal Reserve to regulate interchange fees paid to banks on debit card transactions to ensure that they are reasonable and proportional to the cost of processing individual transactions, and prohibits debit card networks and issuers from requiring transactions to be processed on a single payment network. The impact of the FDIC Overdraft Payment Supervisory Guidance could jeopardize the profitability of a number of retail sites of the Company and could result in a reduction of revenue from the Company’s overdraft courtesy services. The Reform Act created the CFPB. While banks with less than $10 billion in assets, such as each of the subsidiary banks of the Company, are exempt from the primary examination, and enforcement powers of the CFPB, the new agency’s rulemaking will affect all banks. The impact of the CFPB is uncertain at this time, but the initiatives of the CFPB could negatively impact revenue streams of the Company related to consumer services. The reduction of revenue from retail banking services coupled with the repeal of the federal prohibition on the payment of interest on demand deposits, could result in a contraction of retail banking of the Company. The Company closed fifty‑five in‑store branches during the fourth quarter of 2011 due to reduced levels of revenue resulting from regulatory changes limiting interchange fees in order to align the Company’s expenses with the reduced levels of revenue.

The Company is subject to claims and litigation pertaining to  intellectual property.

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support the Company’s day‑to‑day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time‑consuming, disruptive to the Company’s operations, and distracting to management. If legal matters related to intellectual property claims were resolved against the Company, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

The limitation of preemption in the Dodd‑Frank Reform Act, the powers of the new Consumer Financial Protection Bureau, and the FDIC Overdraft Payment Supervisory Guidance may increase the likelihood of lawsuits against financial institutions, and increased costs related to such lawsuits if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts.

The Dodd‑Frank Reform Act provides that courts must make preemption determinations on a case‑by‑case basis with the respect to particular state laws and can no longer rely on blanket preemption determinations. The new CFPB is specifically authorized to protect consumers from “unfair,” “deceptive,” and “abusive” acts and practices. Depending on the future actions of the CFPB, the likelihood of lawsuits against financial institutions related to allegedly “unfair,” “deceptive” and “abusive” acts and practices could increase. The Company’s costs related to such lawsuits would be significantly increased if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts based on the results of the CFPB’s study of such matters that were published during the fourth quarter of 2013.

Risks Related to the Company’s Stock

The Company’s stock price may be volatile.

Several factors could cause the Company’s stock price to fluctuate substantially in the future. These factors include among other things:

•	Actual or anticipated variations in earnings;
•	Recommendations by securities analysts;

•	The Company’s announcements of developments related to its businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	New technology used or services offered by traditional and non‑traditional competitors;
•	Continued low trading volume in the Company’s stock;
•	The volatile impact of short selling activity in the Company’s stock;
•	News reports of trends, concerns and other issues related to the financial services industry; and
•	Changes in the Company’s ability to pay dividends;
•	Changes in government regulations, policies and guidance.

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

As of December 31, 2015, we had approximately $161 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

In connection with our sale of Senior Preferred Stock to the Treasury Department under the Capital Purchase Program, the Company also issued to the Treasury Department a warrant to purchase 1,326,238 shares of our common stock (the “Warrants”). While the Company exited the TARP program when it repurchased all of the remaining Senior Preferred Stock on November 28, 2012, the Warrants remain outstanding and were sold by the U.S. Treasury to a third party on June 12, 2013. The dilutive impact of the Warrants may have a negative effect on the market price of our common stock. The Warrant expires on December 23, 2018.

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

As Texas state‑chartered banks, no bank subsidiary of the Company may, without the prior written consent of the Banking Commissioner, invest an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment. None of the Company’s bank subsidiaries exceeds such limitation.

Item 3.  Legal Proceedings

The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 66 of the 2015 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2016 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	73	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	63	Vice President of the Company since 1986, President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	58	Treasurer of the Company since 1982, President of IBC and Director of IBC	1982

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 24 through 27 of Registrant’s 2015 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of Registrant’s 2015 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 27 of Registrant’s 2015 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 18 through 21 of Registrant’s 2015 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 28 through 78 of Registrant’s 2015 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 79 and 80 of Registrant’s 2015 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10‑K, an evaluation was carried out by the management of International Bancshares Corporation, (the “Company”) with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rules 13a‑15(f) and 15d‑15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2015, management assessed the effectiveness of the design and operation of the Company’s internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO)

of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

RSM US, LLP, the independent registered public accounting firm that audited the 2015 consolidated financial statements of the Company included in this Annual Report on Form 10‑K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Their report, which expresses an unqualified opinion, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

We have audited International Bancshares Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. International Bancshares Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, International Bancshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of International Bancshares Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion.

/s/ RSM US, LLP

Dallas, TX

February 26, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders entitled “ELECTION OF DIRECTORS,” (ii) the portion of the Company’s definitive proxy statement entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) the portion of the Company’s definitive proxy statement entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” (iv) that portion of the Company’s definitive proxy statement entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and (v) Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of the Company’s definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company’s definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Documents

1.The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2015 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2015 and 2014
Statements of Income for the years ended December 31, 2015, 2014 and 2013
Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.The following exhibits have previously been filed by the Registrant or are included in this report following the Index to Exhibits:

(3)(a)*

—Articles of Incorporation of International Bancshares Corporation incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8‑K with the Securities and Exchange Commission on June 20, 1995, SEC File No. 09439.

(3)(b)*

—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998 incorporated herein by reference to Exhibit 3(c) of the Registrant’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 31, 1999, SEC file No. 09439.

(3)(c)*

—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002 incorporated herein by reference to Exhibit 3(d) of the Registrant’s Annual Report on form 10‑K filed with the Securities and Exchange Commission on March 12, 2004, SEC File No. 09439.

(3)(d)*

—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by Registrant on Form 8‑K with the Securities and Exchange Commission on May 20, 2005, SEC File No. 09439.

(3)(e)*

—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8‑K with the Commission on December 23, 2008, Commission File No. 09439.

(3)(f)*

—Certificate of Designations for 216,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of International Bancshares Corporation, filed with the Secretary of State of the State of Texas on December 22, 2008, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.2 therein, filed by registrant on Form 8‑K with the Commission on December 23, 2008, Commission File No. 09439.

(3)(g)*

—Amended and Restated By‑Laws of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, filed by registrant on Form 8‑K with the Commission on December 18, 2009, Commission File No. 09439.

(3)(h)*

—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013, incorporated herein as an exhibit by reference to the Current Report, Exhibit 3.1 therein, under the Securities Exchange Act of 1934, filed by the Registrant on Form 8‑K with the Securities and Exchange Commission on May 22, 2013, SEC File Number 09439.

(4)(a)*

—Warrant, dated December 23, 2008, to purchase shares of common stock of International Bancshares Corporation, incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.1 therein, filed by registrant on Form 8‑K with the Commission on December 23, 2008, Commission File No. 09439.

(4)(b)*

—Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share incorporated herein as an exhibit by reference to the Current Report, Exhibit 4.2 therein, filed by registrant on Form 8‑K with the Commission on December 23, 2008, Commission File No. 09439.

(10a)*+

—Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury, incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, filed by registrant on Form 8‑K with the Commission on December 23, 2008, Commission File No. 09439.

(10b)*+

—The 1996 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit 99.1 to the Post Effective Amendment No. 1 to Form S‑8 filed with the Securities and Exchange Commission on March 21, 1997, SEC File No. 333‑11689.

(10c)*+

—2005 International Bancshares Corporation Stock Option Plan incorporated herein as an exhibit by reference to the Current Report, Exhibit 10.1 therein, under the Securities Exchange Act of 1934, filed by the Company on Form 8‑K with the Securities and Exchange Commission on April 1, 2005, SEC File No. 09439.

(10d)*

—Agreement and Plan of Merger dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisitions Corp. and Local Financial Corporation incorporated herein as an exhibit by reference to the Current Report, under the Securities Exchange Act of 1934, filed by Registrant on Form 8‑K with the Securities and Exchange Commission on January 22, 2004, SEC File No. 09439.

(10e)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.
(10f)*+	—International Bancshares Corporation Long‑Term Restricted Stock Unit Plan, filed by Registrant on Form 8‑K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.
(10g)*+

—2012 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2012.

(10h)*+

—International Bancshares Corporation 2013 Management Incentive Plan incorporated herein by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2013.

(13)**	—International Bancshares Corporation 2015 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 22, 2016
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101++	—Interactive Data File

*Previously filed

+Executive Compensation Plans and Arrangements

**Deemed filed only with respect to those portions thereof incorporated herein by reference

++Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2015, 2014 and 2013 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2015 and 2014, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 26, 2016

/s/ Imelda Navarro Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
/s/ Javier de anda Javier de Anda	Director	February 26, 2016
/s/ Irving Greenblum Irving Greenblum	Director	February 26, 2016

/s/ R. David Guerra R. David Guerra	Director	February 26, 2016

/s/ Doug Howland Doug Howland	Director	February 26, 2016

/s/ Peggy J. Newman Peggy J. Newman	Director	February 26, 2016

/s/ Larry Norton Larry Norton	Director	February 26, 2016
/s/ Roberto resendez Roberto Resendez	Director	February 26, 2016
/s/ Leonardo Salinas Leonardo Salinas	Director	February 26, 2016

/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 26, 2016

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2015 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 22, 2016
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 101—	Interactive Data File