Form 10-Q
period 2016-03-31
INTERNATIONAL BANCSHARES CORP
filed 2016-05-09
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	65,943,727 shares outstanding at May 3, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$258,470	$273,053
Investment securities:
Held to maturity (Market value of $2,400 on March 31, 2016 and $2,400 on December 31, 2015)	2,400	2,400
Available for sale (Amortized cost of $4,290,424 on March 31, 2016 and $4,196,034 on December 31, 2015)	4,337,940	4,199,372
Total investment securities	4,340,340	4,201,772
Loans	5,935,574	5,950,914
Less allowance for probable loan losses	(61,784)	(66,988)
Net loans	5,873,790	5,883,926
Bank premises and equipment, net	515,477	516,716
Accrued interest receivable	29,550	31,572
Other investments	466,941	468,791
Identified intangible assets, net	121	153
Goodwill	282,532	282,532
Other assets	111,468	114,354
Total assets	$11,878,689	$11,772,869

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2016	2015
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,176,647	$3,149,618
Savings and interest bearing demand	3,117,289	3,020,222
Time	2,319,797	2,366,413
Total deposits	8,613,733	8,536,253
Securities sold under repurchase agreements	784,262	827,772
Other borrowed funds	499,650	505,750
Junior subordinated deferrable interest debentures	161,416	161,416
Other liabilities	119,331	76,175
Total liabilities	10,178,392	10,107,366
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,875,943 shares on March 31, 2016 and 95,866,218 shares on December 31, 2015	95,876	95,866
Surplus	168,367	167,980
Retained earnings	1,697,461	1,683,600
Accumulated other comprehensive income (including $(3,925) on March 31, 2016 and $(4,026) on December 31, 2015 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	30,662	2,167
	1,992,366	1,949,613
Less cost of shares in treasury, 29,934,516 shares on March 31, 2016 and 29,585,646 on December 31, 2015	(292,069)	(284,110)
Total shareholders’ equity	1,700,297	1,665,503
Total liabilities and shareholders’ equity	$11,878,689	$11,772,869

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans, including fees	$74,251	$72,443
Investment securities:
Taxable	20,120	23,883
Tax-exempt	2,647	2,773
Other interest income	39	36

Total interest income	97,057	99,135

Interest expense:
Savings deposits	961	877
Time deposits	2,574	2,874
Securities sold under repurchase agreements	5,559	5,994
Other borrowings	627	475
Junior subordinated deferrable interest debentures	1,096	1,024

Total interest expense	10,817	11,244

Net interest income	86,240	87,891

Provision for probable loan losses	9,134	2,377

Net interest income after provision for probable loan losses	77,106	85,514

Non-interest income:
Service charges on deposit accounts	18,110	19,192
Other service charges, commissions and fees
Banking	10,377	10,453
Non-banking	1,297	1,110
Investment securities transactions, net	(133)	(1)
Other investments, net	7,851	4,255
Other income	3,429	1,825

Total non-interest income	40,931	36,834

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Non-interest expense:
Employee compensation and benefits	$30,783	$31,752
Occupancy	6,166	6,179
Depreciation of bank premises and equipment	6,180	6,226
Professional fees	3,293	3,247
Deposit insurance assessments	1,493	1,490
Net expense, other real estate owned	878	1,468
Amortization of identified intangible assets	32	119
Advertising	2,105	2,007
Impairment charges (Total other-than-temporary impairment charges, $32 net of $(156), and $122, net of $(349), included in other comprehensive income)	124	227
Other	16,864	14,908

Total non-interest expense	67,918	67,623

Income before income taxes	50,119	54,725

Provision for income taxes	17,135	18,863

Net income	$32,984	$35,862

Basic earnings per common share:
Weighted average number of shares outstanding	66,014,114	66,416,252
Net income	$0.50	$.54

Fully diluted earnings per common share:
Weighted average number of shares outstanding	66,118,082	66,555,392
Net income	$0.50	$.54

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$32,984	$35,862
Other comprehensive (loss) income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $15,254 and $11,756)	28,328	21,833
Reclassification adjustment for losses (gains) on securities available for sale included in net income (net of tax effects of $47 and $(-))	86	(1)
Reclassification adjustment for impairment charges on available for sale securities included in net income (net of tax effects of $43 and $79)	81	148
	28,495	21,980

Comprehensive income	$61,479	$57,842

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:

Net income	$32,984	$35,862

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	9,134	2,377
Specific reserve, other real estate owned	47	—
Depreciation of bank premises and equipment	6,180	6,226
Gain on sale of bank premises and equipment	(22)	(91)
Loss (gain) on sale of other real estate owned	40	(28)
Accretion of investment securities discounts	(121)	(444)
Amortization of investment securities premiums	6,132	7,217
Investment securities transactions, net	133	1
Impairment charges on available for sale securities	124	227
Amortization of identified intangible assets	32	119
Stock based compensation expense	285	292
Earnings from affiliates and other investments	(3,223)	(3,286)
Deferred tax expense (benefit)	1,250	(1,415)
Decrease in accrued interest receivable	2,022	1,134
Decrease in other assets	4,275	1,273
Net increase in other liabilities	7,100	17,319

Net cash provided by operating activities	66,372	66,783

Investing activities:

Proceeds from maturities of securities	—	1,075
Proceeds from sales and calls of available for sale securities	38,661	6,290
Purchases of available for sale securities	(319,660)	(238,290)
Principal collected on mortgage backed securities	180,342	201,856
Net increase in loans	(159)	(102,699)
Purchases of other investments	(759)	(550)
Distributions from other investments	4,162	343
Purchases of bank premises and equipment	(4,941)	(7,806)
Proceeds from sales of bank premises and equipment	22	3,831
Proceeds from sales of other real estate owned	1,354	744

Net cash used in investing activities	$(100,978)	$(135,206)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
Financing activities:

Net increase in non-interest bearing demand deposits	$27,029	$108,597
Net increase in savings and interest bearing demand deposits	97,067	113,714
Net decrease in time deposits	(46,616)	(12,014)
Net (decrease) increase in securities sold under repurchase agreements	(43,510)	15,055
Net decrease in other borrowed funds	(6,100)	(132,487)
Purchase of treasury stock	(7,959)	(1,245)
Proceeds from stock transactions	112	53

Net cash provided by financing activities	20,023	91,673

(Decrease) increase in cash and cash equivalents	(14,583)	23,250

Cash and cash equivalents at beginning of year	273,053	255,146

Cash and cash equivalents at end of year	$258,470	$278,396

Supplemental cash flow information:
Interest paid	$11,132	$11,549
Income taxes paid	100	50
Non-cash investing and financing activities:
Dividends declared, not yet paid on common stock	$19,123	$19,258
Net transfers from loans to other real estate owned	1,161	2,248

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Life Insurance Company, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has four active operating subsidiaries, namely, the bank subsidiaries, known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata and International Bank of Commerce, Brownsville. The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), FASB ASC 280, “Segment Reporting,” in determining its reportable segments and related disclosures.

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

Note 2 — Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 Inputs - Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 Inputs - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2016 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available-for-sale securities
Residential mortgage-backed securities	$4,030,513	$—	$4,010,298	$20,215
States and political subdivisions	278,556	—	278,556	—
Other	28,871	28,871	—	—
	$4,337,940	$28,871	$4,288,854	$20,215

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2015 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available-for-sale securities
Residential mortgage - backed securities	$3,893,210	$—	$3,871,981	$21,229
States and political subdivisions	277,705	—	277,705	—
Other	28,457	28,457	—	—
	$4,199,372	$28,457	$4,149,686	$21,229

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

Assumptions used in the discounted cash flow model as of March 31, 2016 and December 31, 2015 were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2015	$21,229
Principal paydowns	(1,046)
Total unrealized gains (losses) included in:
Other comprehensive income	156
Impairment realized in earnings	(124)

Balance at March 31, 2016	$20,215

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2016 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in Thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net (Credit)
	Year ended	Identical	Observable	Unobservable	Provision
	March 31,	Assets	Inputs	Inputs	During
	2016	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$36,072	$—	$—	$36,072	$18,514
Other real estate owned	1,722	—	—	1,722	47

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2015 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in Thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2015	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$52,400	$—	$—	$52,400	$13,439
Other real estate owned	12,705	—	—	12,705	1,023

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   Understanding that as the primary sources of loan repayments decline, the secondary repayment source takes on greater significance and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of March 31, 2016, the Company had $34,652,000 of impaired commercial collateral dependent loans, of which $17,067,000 had an appraisal performed within the immediately preceding twelve months, and of which $6,731,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2015, the Company had $51,021,000 of impaired commercial collateral dependent loans, of which $39,520,000 had an appraisal performed within the immediately preceding twelve months and of which $2,958,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively, the Company recorded $232,000 and $696,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively, the Company recorded $47,000 and $1,023,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2016 and December 31, 2015 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2016, and December 31, 2015, the carrying amount of fixed-rate performing loans was $1,347,214,000 and $1,383,836,000 respectively, and the estimated fair value was $1,320,755,000 and $1,362,248,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2016 and December 31, 2015.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At March 31, 2016 and December 31, 2015, the carrying amount of time deposits was $2,319,797,000 and $2,366,413,000, respectively, and the estimated fair value was $2,319,079,000 and $2,365,390,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2016 and December 31, 2015.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  At March 31, 2016 and December 31, 2015, the carrying amount of long-term repurchase agreements was $560,000,000 and $560,000,000, respectively, and the estimated fair value was $528,038,200 and $527,198,600, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2016 and December 31, 2015.

Other Borrowed Funds

The Company currently has short-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2016 and December 31, 2015.

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

Fair value estimates are based on existing on- and off-statement of condition financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets and liabilities that are not considered financial assets or liabilities include the bank premises and equipment and core deposit value.  In addition, the tax ramifications related to the effect of fair value estimates have not been considered in the above estimates.

Note 3 — Loans

A summary of loans, by loan type at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,025,604	$3,101,748
Real estate - mortgage	969,212	962,582
Real estate - construction	1,708,152	1,649,827
Consumer	55,925	57,744
Foreign	176,681	179,013
Total loans	$5,935,574	$5,950,914

Note 4 — Allowance for Probable Loan Losses

The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates; (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio; and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by the prolonged economic recovery.  Loans secured by real estate could be impacted negatively by the continued economic environment and resulting decrease in collateral values.  Consumer loans may be impacted by continued and prolonged unemployment rates.

The Company’s management continually reviews the allowance for loan losses of the bank subsidiaries using the amounts determined from the allowances established on specific impaired loans, the allowance established on quantitative historical loss percentages, and the allowance based on qualitative data to establish an appropriate amount to maintain in the Company’s allowance for loan losses.  Should any of the factors considered by management in evaluating the adequacy of the allowance for probable loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for probable loan losses.  While the calculation of the allowance for probable loan losses utilizes management’s best judgment and all information reasonably available, the adequacy of the allowance is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.

The loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the credit quality committee to determine if a loan has any potential problems and if a loan should be placed on the Company’s internal classified report.  Additionally, the Company’s credit department reviews the majority of the Company’s loans for proper internal classification purposes, regardless of whether they are past due, and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, the Company determines if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended March 31, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$21,431	$13,920	$19,769	$1,248	$3,509	$5,321	$638	$1,152	$66,988
Losses charge to allowance	(19,071)	—	(47)	(180)	(7)	(169)	(101)	—	(19,575)
Recoveries credited to allowance	5,143	4	11	—	3	38	37	1	5,237
Net (losses) recoveries charged to allowance	(13,928)	4	(36)	(180)	(4)	(131)	(64)	1	(14,338)

Provision (credit) charged to operations	18,280	(3,054)	(2,759)	(158)	(1,136)	(1,770)	(44)	(225)	9,134

Balance at March 31,	$25,783	$10,870	$16,974	$910	$2,369	$3,420	$530	$928	$61,784

	Three Months Ended March 31, 2015
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,352	$12,955	$18,683	$846	$3,589	$4,683	$660	$1,060	$64,828
Losses charge to allowance	(2,309)	—	(17)	—	(90)	(97)	(174)	—	(2,687)
Recoveries credited to allowance	796	1	806	—	14	106	6	4	1,733
Net (losses) recoveries charged to allowance	(1,513)	1	789	—	(76)	9	(168)	4	(954)

Provision (credit) charged to operations	2,680	1,413	(1,496)	(6)	60	(431)	152	5	2,377

Balance at March 31,	$23,519	$14,369	$17,976	$840	$3,573	$4,261	$644	$1,069	$66,251

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The increase in losses charged to the allowance for probable loan losses for the three months ended March 31, 2016 can be attributed to further deterioration in a previously identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly, resulting in a further charge-down of the relationship of approximately $16.8 million, which is included in the losses charged to the allowance in the commercial category in the table detailing March 31, 2016 activity.  The impact of the charge-down is also reflected in the various tables in this footnote including impaired loans, non-accrual loans and the credit quality indicator summary.  The relationship was classified as Watch-List Impaired at December 31, 2015.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Loans Individually		Loans Collectively
	Evaluated for		Evaluated for
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$14,858	$2,347	$931,317	$23,436
Commercial real estate: other construction & land development	5,965	116	1,702,187	10,754
Commercial real estate: farmland & commercial	13,640	1,260	1,917,218	15,714
Commercial real estate: multifamily	164	—	148,407	910
Residential: first lien	6,358	—	405,982	2,369
Residential: junior lien	1,032	—	555,840	3,420
Consumer	1,210	—	54,715	530
Foreign	745	—	175,936	928

Total	$43,972	$3,723	$5,891,602	$58,061

	December 31, 2015
	Loans Individually		Loans Collectively
	Evaluated for		Evaluated for
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$30,946	$1,704	$935,905	$19,727
Commercial real estate: other construction & land development	6,221	100	1,643,606	13,820
Commercial real estate: farmland & commercial	13,806	202	1,981,643	19,567
Commercial real estate: multifamily	777	200	138,671	1,048
Residential: first lien	5,699	—	404,545	3,509
Residential: junior lien	950	—	551,388	5,321
Consumer	1,297	—	56,447	638
Foreign	752	—	178,261	1,152

Total	$60,448	$2,206	$5,890,466	$64,782

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Domestic
Commercial	$14,808	$30,894
Commercial real estate: other construction & land development	3,413	3,668
Commercial real estate: farmland & commercial	11,383	11,543
Commercial real estate: multifamily	164	777
Residential: first lien	649	383
Residential: junior lien	44	21
Consumer	36	34
Foreign	365	365
Total non-accrual loans	$30,862	$47,685

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$4,018	$4,158	$2,347	$4,017	$—
Commercial real estate: other construction & land development	165	169	116	165	—
Commercial real estate: farmland & commercial	6,116	6,205	1,260	6,120	26
Total impaired loans with related allowance	$10,299	$10,532	$3,723	$10,302	$26

	March 31, 2016
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$10,840	$37,845	$21,051	$1
Commercial real estate: other construction & land development	5,800	5,801	6,296	25
Commercial real estate: farmland & commercial	7,524	8,730	7,590	—
Commercial real estate: multifamily	164	164	168	—
Residential: first lien	6,358	6,433	6,340	71
Residential: junior lien	1,032	1,055	1,036	15
Consumer	1,210	1,210	1,210	—
Foreign	745	745	747	4
Total impaired loans with no related allowance	$33,673	$61,983	$44,438	$116

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$4,016	$4,156	$1,704	$3,758	$—
Commercial real estate: other construction & land development	167	169	100	893	—
Commercial real estate: farmland & commercial	4,003	4,309	202	4,444	92
Commercial real estate: multifamily	599	599	200	599	—
Total impaired loans with related allowance	$8,785	$9,233	$2,206	$9,694	$92

	December 31, 2015
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$26,930	$38,845	$30,847	$4
Commercial real estate: other construction & land development	6,054	6,204	6,455	85
Commercial real estate: farmland & commercial	9,803	10,717	7,258	—
Commercial real estate: multifamily	178	178	205	—
Residential: first lien	5,699	5,822	5,853	264
Residential: junior lien	950	972	1,182	68
Consumer	1,297	1,298	1,227	3
Foreign	752	752	548	17
Total impaired loans with no related allowance	$51,663	$64,788	$53,575	$441

A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  The level of impaired loans is reflective of the economic weakness that has been created by the financial crisis, the subsequent economic downturn and prolonged recovery.  Management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

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

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Domestic
Commercial	$2,419	$2,419
Commercial real estate: other construction & land development	2,553	2,553
Commercial real estate: farmland & commercial	2,847	2,853
Residential: first lien	5,709	5,316
Residential: junior lien	988	929
Consumer	1,174	1,263
Foreign	380	386

Total troubled debt restructuring	$16,070	$15,719

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2016 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at March 31, 2016 and December 31, 2015:

	March 31, 2016
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$16,109	$2,069	$10,356	$392	$28,534	$917,641	$946,175
Commercial real estate: other construction & land development	3,590	273	3,172	125	7,035	1,701,117	1,708,152
Commercial real estate: farmland & commercial	4,399	1,021	8,745	1,642	14,165	1,916,693	1,930,858
Commercial real estate: multifamily	47	—	606	442	653	147,918	148,571
Residential: first lien	3,599	1,598	4,740	4,513	9,937	402,403	412,340
Residential: junior lien	499	462	645	613	1,606	555,266	556,872
Consumer	704	256	444	409	1,404	54,521	55,925
Foreign	909	67	787	422	1,763	174,918	176,681
Total past due loans	$29,856	$5,746	$29,495	$8,558	$65,097	$5,870,477	$5,935,574

	December 31, 2015
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,361	$940	$28,615	$2,566	$32,916	$933,936	$966,852
Commercial real estate: other construction & land development	193	293	3,502	—	3,988	1,645,839	1,649,827
Commercial real estate: farmland & commercial	2,684	1,328	8,292	3,373	12,304	1,983,144	1,995,448
Commercial real estate: multifamily	49	442	826	49	1,317	138,131	139,448
Residential: first lien	5,299	1,545	4,295	4,093	11,139	399,105	410,244
Residential: junior lien	713	413	646	640	1,772	550,566	552,338
Consumer	646	175	487	453	1,308	56,436	57,744
Foreign	2,639	83	807	442	3,529	175,484	179,013
Total past due loans	$15,584	$5,219	$47,470	$11,616	$68,273	$5,882,641	$5,950,914

The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List-Pass Credits,” or (iii) “Watch List-Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect management’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List-Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the Company if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits in accordance with the provisions of ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10, is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2016 and December 31, 2015 is as follows:

		March 31, 2016
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$770,631	$—	$90,096	$70,590	$14,858
Commercial real estate: other construction & land development	1,641,268	—	14,665	46,254	5,965
Commercial real estate: farmland & commercial	1,786,473	1,036	39,516	90,193	13,640
Commercial real estate: multifamily	147,841	—	—	566	164
Residential: first lien	401,705	—	4,216	61	6,358
Residential: junior lien	555,595	—	245	—	1,032
Consumer	54,715	—	—	—	1,210
Foreign	175,936	—	—	—	745
Total	$5,534,164	$1,036	$148,738	$207,664	$43,972

		December 31, 2015
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$771,999	$42,152	$31,539	$90,215	$30,946
Commercial real estate: other construction & land development	1,582,683	1,164	13,765	45,994	6,221
Commercial real estate: farmland & commercial	1,849,587	2,283	37,765	92,008	13,806
Commercial real estate: multifamily	138,546	—	—	125	777
Residential: first lien	401,053	—	—	3,492	5,699
Residential: junior lien	551,138	—	—	250	950
Consumer	56,440	—	—	7	1,297
Foreign	178,261	—	—	—	752
Total	$5,529,707	$45,599	$83,069	$232,091	$60,448

The decrease in Special Review credits for March 31, 2016 compared to December 31, 2015 can be attributed to the re-classification of a commercial loan relationship secured mainly by all assets, including contract rights of the borrower to the Watch-List Pass category.  The decrease in Watch-List Impaired loans at March 31, 2016 compared to December 31, 2015 can be attributed to the charge-down of the loan relationship that is mainly secured by multiple pieces of transportation equipment previously discussed.  Also impacting the Watch-List Pass category at March 31, 2016 is the reclassification of a relationship secured by all assets, equipment, and accounts receivable from Watch-List Substandard to Watch-List Pass category.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2016, 186,250 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value ($)
				(in Thousands)
Options outstanding at December 31, 2015	871,727	$19.08
Plus: Options granted	4,000	22.07
Less:
Options exercised	9,725	11.55
Options expired	—	0.00
Options forfeited	14,000	20.97
Options outstanding at March 31, 2016	852,002	19.15	6.46	$4,699

Options fully vested and exercisable at March 31, 2016	251,983	$15.53	4.12	$2,299

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2016 and March 31, 2015 was approximately $285,000 and $292,000, respectively.  As of March 31, 2016, there was approximately $3,078,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.0 years.

Note 6 — Investment Securities

The Company classifies debt and equity securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such securities are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary.

The amortized cost and estimated fair value by type of investment security at March 31, 2016 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,002,441	$42,217	$(14,145)	$4,030,513	$4,030,513
Obligations of states and political subdivisions	259,908	18,656	(8)	278,556	278,556
Equity securities	28,075	941	(145)	28,871	28,871
Total investment securities	$4,290,424	$61,814	$(14,298)	$4,337,940	$4,337,940

(1)

Included in the carrying value of residential mortgage-backed securities are $1,119,022 of mortgage-backed securities issued by Ginnie Mae, $2,891,276 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $20,215 issued by non-government entities.

The amortized cost and estimated fair value by type of investment security at December 31, 2015 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,908,809	$30,959	$(46,557)	$3,893,211	$3,893,211
Obligations of states and political subdivisions	259,150	18,579	(25)	277,704	277,704
Equity securities	28,075	627	(245)	28,457	28,457
Total investment securities	$4,196,034	$50,165	$(46,827)	$4,199,372	$4,199,372

(1)

Included in the carrying value of residential mortgage-backed securities are $1,147,143 of mortgage-backed securities issued by Ginnie Mae, $2,724,839 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $21,229 issued by non-government entities.

The amortized cost and estimated fair value of investment securities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	259,908	278,556
Residential mortgage-backed securities	—	—	4,002,441	4,030,513
Equity securities	—	—	28,075	28,871
Total investment securities	$2,400	$2,400	$4,290,424	$4,337,940

Residential mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and the Government National Mortgage Association (“Ginnie Mae”) or non-government entities.  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

The amortized cost and fair value of available-for-sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,870,662,000 and $1,884,970,000, respectively, at March 31, 2016.

Proceeds from the sale of securities available-for-sale were $38,661,000 for the three months ended March 31, 2016, which included $38,341,000 of mortgage-backed securities. Gross gains of $4 and gross losses of $(137,000) were realized on the sales for the three months ended March 31, 2016.  Proceeds from the sale of securities available-for-sale were $6,290,000 for the three months ended March 31, 2015, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $(1,000) were realized on the sales for the three months ended March 31, 2015.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$187,800	$(737)	$1,287,279	$(13,408)	$1,475,079	$(14,145)
Obligations of states and political subdivisions	1,407	(5)	545	(3)	1,952	(8)
Equity securities	63	(12)	5,617	(133)	5,680	(145)
	$189,270	$(754)	$1,293,441	$(13,544)	$1,482,711	$(14,298)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,083,137	$(9,333)	$1,454,550	$(37,224)	$2,537,687	$(46,557)
Obligations of states and political subdivisions	6,814	(19)	544	(6)	7,358	(25)
Equity securities	5,041	(35)	5,540	(210)	10,581	(245)
	$1,094,992	$(9,387)	$1,460,634	$(37,440)	$2,555,626	$(46,827)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008, and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have additional market volatility beyond economically induced interest rate events.  The Company has concluded that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $124,000 ($80,600, after tax) and $227,000 ($147,550, after tax) were recorded for the quarters ended March 31, 2016 and March 31, 2015, respectively. The impairment charge represents the credit related impairment on the securities.

The unrealized losses on investments in other securities are caused by fluctuations in market interest rates.  The underlying cash obligations of the securities are guaranteed by the entity underwriting the debt instrument.  The Company believes that the entity issuing the debt will honor its interest payment schedule, as well as the full debt at maturity.  The decrease in fair value is primarily due to market interest rates and not other factors, and because the Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities, it is the conclusion of the Company that the investments are not considered other-than-temporarily impaired.

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three months ended March 31, 2016 (Dollars in Thousands):

Balance at December 31, 2015	$13,577
Impairment charges recognized during period	124
Balance at March 31, 2016	$13,701

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended March 31, 2015 (Dollars in Thousands):

Balance at December 31, 2014	$12,623
Impairment charges recognized during period	227
Balance at March 31, 2015	$12,850

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2016, other borrowed funds totaled $499,650,000, a decrease of 1.2% from $505,750,000 at December 31, 2015. The decrease in borrowings can be primarily attributed to the use of funds generated from principal paydowns on available for sale securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of March 31, 2016 and December 31, 2015, the principal amount of debentures outstanding totaled $161,416,000. On July 29, 2015, the Company bought back a portion of the Capital Securities of IB Capital Trusts X and XI from the holder of the securities for a price that reflected an approximate 24.5% discount from the redemption prices of the securities. The Company thereby retired $13,000,000 of the total $34,021,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust X resulting in Junior Subordinated Deferrable Interest Debentures on Trust X and $1,000,000 of the total $27,900,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust XI.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2016 and December 31, 2015, the total $161,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2016:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	4.07%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.67%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	2.23%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	2.27%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	26,990	Quarterly	2.23%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	2.09%	LIBOR	+	1.45	September 2037	September 2012
	$161,416

(1)	The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

Prior to the redemption in 2012, the Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U.S. Treasury sold the Warrant to a third party.  As of March 31, 2016, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.  Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $.33 per semi-annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.29 per share on April 18, 2016 to all holders of record on April 1, 2016.  The Company paid cash dividends to the common shareholders on April 17, 2015 and October 15, 2015 to all holders of record on April 1, 2015 and September 30, 2015.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 15, 2016, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2016, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  During the first quarter of 2016, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2016, a total of 9,240,629 shares had been repurchased under all programs at a cost of $271,096,000.  The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Note 10 — Commitments and Contingent Liabilities and Other Tax Matters

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital required to be held by banking organizations.  The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began being phased-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations.  Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments.  The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The rules are subject to a four-year phase-in period for mandatory compliance and the Company began phasing in the rules on January 1, 2015.

The Company had a CET1 to risk-weighted assets ratio of 16.78% on March 31, 2016 and 16.81% on December 31, 2015.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.39% and 13.15%, risk-weighted Tier 1 capital ratio of 18.64% and 18.69% and risk-weighted total capital ratio of 19.43% and 19.54% at March 31, 2016 and December 31, 2015, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2016, the total of $161,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

The CET1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk-weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital-to-risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of March 31, 2016, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of March 31, 2016 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2016, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the Company’s 2015 Form 10-K.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or any future period.

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
•

Changes in U.S.-Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the Homeland Security Programs called “US-VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

•

The reduction of deposits from nonresident alien individuals due to IRS rules requiring U.S. financial institutions to report to the IRS deposit interest payments made to nonresident alien individuals.

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
•

Additions to the Company’s loan loss allowance as a result of changes in local, national or international conditions that adversely affect the Company’s customers, including, without limitation, lower real estate values, lower oil prices or environmental liability risks associated with foreclosed properties.

•

Greater than expected costs or difficulties related to the development and integration of new products and lines of business, including the restrictions of arbitration clauses by the CFPB related to the CFPB study on the use of such clauses.

•	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
•	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
•	Changes in the soundness of other financial institutions with which the Company interacts.
•	Political instability in the United States or Mexico.
•	Technological changes or system failure or breaches of our network security as well as other cyber security risks could subject us to increased operating costs, litigation and other liabilities.
•	Acts of war or terrorism.
•	Natural disasters.
•

Reduced earnings resulting from the write-down of the carrying value of securities held in our securities available-for-sale portfolio following a determination that the securities are other-than-temporarily impaired.

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

•

The reduction of income and possible increase in required capital levels related to the adoption of legislation, including, without limitation, the Dodd-Frank Regulatory Reform Act and the implementing rules and regulations, including the Federal Reserve’s rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

•

The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 206 facilities and more than 315 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

			Percent Increase
	March 31, 2016	December 31, 2015	(Decrease)
	(Dollars in Thousands)
Assets	$11,878,689	$11,772,869	0.90%
Net loans	5,873,790	5,883,926	(0.17)
Deposits	8,613,733	8,536,253	0.91
Other borrowed funds	499,650	505,750	(1.21)
Junior subordinated deferrable interest debentures	161,416	161,416	—
Shareholders’ equity	1,700,297	1,665,503	2.09

Consolidated Statements of Income Information

	Quarter	Quarter	Percent
	Ended	Ended	Increase
	March 31,	March 31,	(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in Thousands)
Interest income	$97,057	$99,135	(2.1)%
Interest expense	10,817	11,244	(3.8)
Net interest income	86,240	87,891	(1.9)
Provision for probable loan losses	9,134	2,377	284.3
Non-interest income	40,931	36,834	11.1
Non-interest expense	67,918	67,623	0.4
Net income	32,984	35,862	(8.0)

Per common share:
Basic	$0.50	$.54	(7.4)%
Diluted	0.50	.54	(7.4)

Net Income

Net income for the first quarter of 2016 decreased by 8%, when compared to the same period in 2015.  Net income for the three months ended March 31, 2016 was positively impacted by the sale of two investments by a merchant banking entity in which the Company holds a majority interest.  Net income for the three months ended March 31, 2016 was negatively impacted by an increase in the provision for probable loan losses during the period as a result of an increase in the portion of the allowance for probable loan losses calculated based on actual historical loss experience in the commercial loan category of the Company’s loan portfolio and losses charged to the allowance for probable loan losses attributable to further deterioration of a previously identified relationship primarily secured by multiple pieces of transportation equipment.

Net Interest Income

	Quarter	Quarter	Percent
	Ended	Ended	Increase
	March 31,	March 31,	(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in Thousands)
Interest Income:
Loans, including fees	$74,251	$72,443	2.5%
Investment securities:
Taxable	20,120	23,883	(15.8)
Tax-exempt	2,647	2,773	(4.5)
Other interest income	39	36	8.3

Total interest income	97,057	99,135	(2.1)

Interest expense:
Savings deposits	961	877	9.6
Time deposits	2,574	2,874	(10.4)
Securities sold under Repurchase agreements	5,559	5,994	(7.3)
Other borrowings	627	475	32.0
Junior subordinated interest deferrable debentures	1,096	1,024	7.0

Total interest expense	10,817	11,244	(3.8)

Net interest income	$86,240	$87,891	(1.9)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 39 for the March 31, 2016 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Quarter	Quarter	Percent
	Ended	Ended	Increase
	March 31,	March 31,	(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in Thousands)

Service charges on deposit accounts	$18,110	$19,192	(5.6)%
Other service charges, commissions and fees
Banking	10,377	10,453	(0.7)
Non-banking	1,297	1,110	16.8
Investment securities transactions, net	(133)	(1)	13,200.0
Other investments, net	7,851	4,255	84.5
Other income	3,429	1,825	87.9
Total non-interest income	$40,931	$36,834	11.1%

Total non-interest income increased 11.1% for the quarter ended March 31, 2016 compared to the same period of 2015. Non-interest income for the quarter ended March 31, 2016 was positively impacted by the sale of two investments by the merchant banking entities in which the Company holds an equity interest, resulting in income of approximately $2.4 million included in other investments in the table above.

Non-Interest Expense

	Quarter	Quarter	Percent
	Ended	Ended	Increase
	March 31,	March 31,	(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in Thousands)

Employee compensation and benefits	$30,783	$31,752	(3.1)%
Occupancy	6,166	6,179	(0.2)
Occupancy	6,180	6,226	(0.7)
Professional fees	3,293	3,247	1.4
Deposit insurance assessments	1,493	1,490	0.2
Net expense, other real estate owned	878	1,468	(40.2)
Amortization of identified intangible assets	32	119	(73.1)
Advertising	2,105	2,007	4.9
Impairment charges (Total other-than-temporary impairment charges, $0, net of $0 and $122, net of $(349) included in other comprehensive income)	124	277	(55.2)
Other	16,864	14,908	13.1

Total non-interest expense	$67,918	$67,673	0.4%

Non-interest expense increased .4% for the quarter ended March 31, 2016 compared to the same period of 2015.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 7.8% to $61,784,000 at March 31, 2016 from $66,988,000 at December 31, 2015.  The provision for possible loan losses charged to expense increased 284.3% to $9,134,000 for the three months ended March 31, 2016 compared to $2,377,000 for the three months ended March 31, 2015.  The increase in the provision for possible loan losses charged to expense can be attributed to increase in the portion of the allowance for probable loan losses calculated based on actual historical loss experience in the commercial loan category of the Company’s loan portfolio.  The increase in the historical loss experience on commercial loans used in the allowance calculation can be attributed to further deterioration on a previously identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly.  The allowance for probable loan losses was 1.04% and 1.13% of total loans at March 31, 2016 and December 31, 2015, respectively.

Investment Securities

Residential mortgage-backed securities are securities primarily issued by Freddie Mac, Fannie Mae, Ginnie Mae, and other non-governmental entities.  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

Loans

Net loans decreased .2% to $5,873,790,000 at March 31, 2016, from $5,883,926,000 at December 31, 2015.

Deposits

Deposits increased by .9% to $8,613,733,000 at March 31, 2016, from $8,536,253,000 at December 31, 2015.  The increase in deposits is the result of the increased availability of deposits in the banking market.  Even though the Company increased its deposits, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2016, the Company had $11,878,689,000 of consolidated assets, of which approximately $176,681,000, or 1.48%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $179,013,000, or 1.52%, at December 31, 2015.  Of the $176,681,000, 84.0% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 15.6% is secured by foreign real estate or other assets; and .4% is unsecured.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles in the preparation of the Company’s consolidated financial statements.  The significant accounting policies are described in the notes to the consolidated financial statements.  Certain accounting policies involve significant subjective judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

The Company considers its allowance for probable loan losses as a policy critical to the sound operations of the bank subsidiaries.  The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates; (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio; and (iii) allowances based on general economic conditions, changes in the mix of loans, Company resources, border risk and credit quality indicators, among other things.  See also discussion regarding the allowance for probable loan losses and provision for probable loan losses included in the results of operations and “Provision and Allowance for Probable Loan Losses” included in Notes 1 and 4 of the notes to Consolidated Financial Statements in the Company’s latest Annual Report on Form 10-K for further information regarding the Company’s provision and allowance for probable loan losses policy.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2016 and 2015 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short-term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged available for sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold or sold under agreements to repurchase, to provide immediate liquidity.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2016, shareholders’ equity was $1,700,297,000 compared to $1,665,503,000 at December 31, 2015.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of cash dividends to common shareholders and in increase in comprehensive income.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began being phased-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implement strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four-year phase-in period for mandatory compliance and the Company began phasing in the rules on January 1, 2015.

The Company had a CET1 to risk-weighted assets ratio of 16.78% on March 31, 2016 and 16.81% on December 31, 2015.  The Company had a Tier1 capital-to-average-total-asset (leverage) ratio of 13.39% and 13.15%, risk-weighted Tier 1 capital ratio of 18.64% and 18.69% and risk-weighted total capital ratio of 19.43% and 19.54% at March 31, 2016 and December 31, 2015, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 of the Notes to the Consolidated Financial Statements) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2016, the total of $161,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

The CET1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk-weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital-to-risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of March 31, 2016, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of March 31, 2016 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2016, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2016 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2016	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$265,143	$879,538	$2,913,819	$281,840	$4,340,340
Loans, net of non-accruals	4,581,341	180,632	348,056	794,683	5,904,712

Total earning assets	$4,846,484	$1,060,170	$3,261,875	$1,076,523	$10,245,052

Cumulative earning assets	$4,846,484	$5,906,654	$9,168,529	$10,245,052

Rate sensitive liabilities

Time deposits	$1,005,954	$1,049,953	$263,810	$80	$2,319,797
Other interest bearing deposits	3,117,289	—	—	—	3,117,289
Securities sold under repurchase agreements	211,295	22,967	550,000	—	784,262
Other borrowed funds	499,650	—	—	—	499,650
Junior subordinated deferrable interest debentures	161,416	—	—	—	161,416

Total interest bearing liabilities	$4,995,604	$1,072,920	$813,810	$80	$6,882,414

Cumulative sensitive liabilities	$4,995,604	$6,068,524	$6,882,334	$6,882,414

Repricing gap	$(149,120)	$(12,750)	$2,448,065	$1,076,443	$3,362,638
Cumulative repricing gap	(149,120)	(161,870)	2,286,195	3,362,638
Ratio of interest-sensitive assets to liabilities	0.97	0.99	4.01	13,456.54	1.49
Ratio of cumulative, interest-sensitive assets to liabilities	0.97	0.97	1.33	1.49

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2016, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2015 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months and on March 15, 2016, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2016, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the terms of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2016, a total of 9,240,629 shares had been repurchased under all repurchase programs at a cost of $271,096,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2016.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2016	305,412	$23.03	304,874	$27,533,000
February 1 – February 29, 2016	43,458	21.29	43,458	26,608,000
March 1 – March 31, 2016	—	—	—	26,608,000
Total	348,870	$22.81	348,332

(1)	The repurchase program was extended on March 15, 2016 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2017.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016 and 2015; (ii) the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015; and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 9, 2016	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 9, 2016	/s/ Imelda Navarro
Imelda Navarro
Treasurer