Form 10-Q
period 2016-06-30
INTERNATIONAL BANCSHARES CORP
filed 2016-08-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	65,948,190 shares outstanding at August 2, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$245,351	$273,053
Investment securities:
Held to maturity (Market value of $2,400 on June 30, 2016 and $2,400 on December 31, 2015)	2,400	2,400
Available for sale (Amortized cost of $4,169,804 on June 30, 2016 and $4,196,034 on December 31, 2015)	4,233,319	4,199,372
Total investment securities	4,235,719	4,201,772
Loans	5,951,597	5,950,914
Less allowance for probable loan losses	(62,033)	(66,988)
Net loans	5,889,564	5,883,926
Bank premises and equipment, net	511,485	516,716
Accrued interest receivable	31,347	31,572
Other investments	470,243	468,791
Identified intangible assets, net	89	153
Goodwill	282,532	282,532
Other assets	110,310	114,354
Total assets	$11,776,640	$11,772,869

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2016	2015
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,099,467	$3,149,618
Savings and interest bearing demand	3,049,405	3,020,222
Time	2,275,990	2,366,413
Total deposits	8,424,862	8,536,253
Securities sold under repurchase agreements	794,939	827,772
Other borrowed funds	552,125	505,750
Junior subordinated deferrable interest debentures	161,416	161,416
Other liabilities	102,674	76,175
Total liabilities	10,036,016	10,107,366
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,881,118 shares on June 30, 2016 and 95,866,218 shares on December 31, 2015	95,881	95,866
Surplus	168,687	167,980
Retained earnings	1,727,148	1,683,600
Accumulated other comprehensive income (including $(3,689) on June 30, 2016 and $(4,026) on December 31, 2015 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	40,977	2,167
	2,032,693	1,949,613
Less cost of shares in treasury, 29,934,516 shares on June 30, 2016 and 29,585,646 on December 31, 2015	(292,069)	(284,110)
Total shareholders’ equity	1,740,624	1,665,503
Total liabilities and shareholders’ equity	$11,776,640	$11,772,869

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$74,606	$72,927	$148,857	$145,370
Investment securities:
Taxable	20,596	23,257	40,716	47,140
Tax-exempt	2,627	2,749	5,274	5,522
Other interest income	67	42	106	78

Total interest income	97,896	98,975	194,953	198,110

Interest expense:
Savings deposits	1,199	901	2,160	1,778
Time deposits	2,394	2,833	4,968	5,707
Securities sold under repurchase agreements	5,552	6,062	11,111	12,056
Other borrowings	757	369	1,384	844
Junior subordinated deferrable interest debentures	1,122	1,045	2,218	2,069

Total interest expense	11,024	11,210	21,841	22,454

Net interest income	86,872	87,765	173,112	175,656

Provision for probable loan losses	7,097	7,767	16,231	10,144

Net interest income after provision for probable loan losses	79,775	79,998	156,881	165,512

Non-interest income:
Service charges on deposit accounts	17,854	19,850	35,964	39,042
Other service charges, commissions and fees
Banking	10,957	13,075	21,334	23,528
Non-banking	1,694	1,856	2,991	2,966
Investment securities transactions, net	(227)	(427)	(360)	(428)
Other investments, net	2,766	3,462	10,617	7,717
Other income	3,567	2,328	6,996	4,153

Total non-interest income	$36,611	$40,144	$77,542	$76,978

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Non-interest expense:
Employee compensation and benefits	$31,155	$29,650	$61,938	$61,402
Occupancy	5,906	6,681	12,072	12,860
Depreciation of bank premises and equipment	6,208	6,332	12,388	12,558
Professional fees	3,446	4,020	6,739	7,267
Deposit insurance assessments	1,508	1,440	3,001	2,930
Net expense, other real estate owned	1,377	928	2,255	2,396
Amortization of identified intangible assets	32	161	64	280
Advertising	2,319	2,023	4,424	4,030
Software and software maintenance	3,723	2,563	7,034	5,129
Impairment charges (Total other-than-temporary impairment charges, $(300) net of $(367), $(54), net of $(278), $(332) net of $(523) and $(176), net of $(627), included in other comprehensive income)	67	224	191	451
Other	16,243	14,249	29,796	26,591

Total non-interest expense	71,984	68,271	139,902	135,894

Income before income taxes	44,402	51,871	94,521	106,596

Provision for income taxes	14,714	17,996	31,849	36,859

Net income	$29,688	$33,875	$62,672	$69,737

Basic earnings per common share:

Weighted average number of shares outstanding	65,944,220	66,424,723	65,979,167	66,420,511
Net income	$0.45	$0.51	$0.95	$1.05

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,159,105	66,684,136	66,138,593	66,619,788
Net income	$0.45	$0.51	$0.95	$1.05

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$29,688	$33,875	$62,672	$69,737
Other comprehensive income, net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $5,451, $(13,610), $20,705, and $(1,854))	10,124	(25,275)	38,452	(3,443)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $79, $149, $126, and $150)	148	278	234	278
Reclassification adjustment for impairment charges on available for sale securities included in net income (net of tax effects of $23, $78, $67, and $158)	44	146	124	293
	10,316	(24,851)	38,810	(2,872)

Comprehensive income	$40,004	$9,024	$101,482	$66,865

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:

Net income	$62,672	$69,737

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	16,231	10,144
Specific reserve, other real estate owned	570	118
Depreciation of bank premises and equipment	12,388	12,558
Gain on sale of bank premises and equipment	(40)	(143)
Gain on sale of other real estate owned	(55)	(205)
Accretion of investment securities discounts	(259)	(886)
Amortization of investment securities premiums	12,311	14,074
Investment securities transactions, net	360	428
Impairment charges on available for sale securities	191	451
Amortization of identified intangible assets	64	280
Stock based compensation expense	554	583
Earnings from affiliates and other investments	(5,555)	(6,527)
Deferred tax expense	386	118
Decrease in accrued interest receivable	225	119
Increase in other assets	(1,894)	(972)
Net increase in other liabilities	5,006	511

Net cash provided by operating activities	103,155	100,388

Investing activities:

Proceeds from maturities of securities	—	1,075
Proceeds from sales and calls of available for sale securities	195,538	30,282
Purchases of available for sale securities	(582,117)	(241,570)
Principal collected on mortgage backed securities	407,011	432,542
Net increase in loans	(23,852)	(115,735)
Purchases of other investments	(1,509)	(12,491)
Distributions from other investments	3,942	10,332
Purchases of bank premises and equipment	(7,160)	(11,983)
Proceeds from sales of bank premises and equipment	43	10,922
Proceeds from sales of other real estate owned	2,010	891

Net cash (used in) provided by investing activities	$(6,094)	$104,265

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2016	2015
Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(50,151)	$74,961
Net increase (decrease) in savings and interest bearing demand deposits	29,183	(10,341)
Net decrease in time deposits	(90,423)	(39,411)
Net (decrease) increase in securities sold under repurchase agreements	(32,833)	48,861
Net increase (decrease) in other borrowed funds	46,375	(253,619)
Purchase of treasury stock	(7,959)	(1,245)
Proceeds from stock transactions	168	645
Payments of cash dividends - common	(19,123)	(19,258)

Net cash used in financing activities	(124,763)	(199,407)

(Decrease ) increase in cash and cash equivalents	(27,702)	5,246

Cash and cash equivalents at beginning of year	273,053	255,146

Cash and cash equivalents at end of year	$245,351	$260,392

Supplemental cash flow information:
Interest paid	$23,207	$22,606
Income taxes paid	26,175	37,840
Non-cash investing and financing activities:
Purchases of available-for-sale securities not yet settled	6,804	2,279
Net transfers from loans to other real estate owned	1,983	6,084

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, to ASC 326, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”   The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The update will be effective on for interim and fiscal years ending after December 31, 2019.  The Company is currently evaluating the potential impact of the update on the Company’s consolidated financial statements.

Note 2 — Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2016 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$3,925,794	$—	$3,906,421	$19,373
States and political subdivisions	278,596	—	278,596	—
Other	28,929	28,929	—	—
	$4,233,319	$28,929	$4,185,017	$19,373

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2015 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage - backed securities	$3,893,211	$—	$3,871,982	$21,229
States and political subdivisions	277,704	—	277,704	—
Other	28,457	28,457	—	—
	$4,199,372	$28,457	$4,149,686	$21,229

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

Assumptions used in the discounted cash flow model as of June 30, 2016 and December 31, 2015 were applied separately to those portions of the bond where the underlying residential mortgage loans had been performing under original contract terms for at least the prior 24 months and those where the underlying residential mortgages had not been meeting the original contractual obligation for the same period.  Unobservable inputs included in the model are estimates on future principal prepayment rates and default and loss severity rates.  For that portion of the bond where the underlying residential mortgage had been meeting the original contract terms for at least 24 months, the Company used the following estimates in the model: (i) a voluntary prepayment rate of 7%, (ii) a 1% default rate, (iii) a loss severity rate of 25%, and (iv) a discount rate of 13%.  The assumptions used in the model for the rest of the bond included the following estimates:  (i) a voluntary prepayment rate of 2%, (ii) a default rate of 4.5%, (iii) a loss severity rate that started at 60% for the first year (2012)  then declines by 5% for the following five years (2013, 2014, 2015, 2016 and 2017) and remains at 25% thereafter (2018 and beyond), and (iv) a discount rate of 13%.  The estimates used in the model to determine fair value are based on observable historical data of the underlying collateral.  The model anticipates that the housing market will gradually improve and that the underlying collateral will eventually all perform in accordance with the original contract terms on the bond.  Should the number of loans in the underlying collateral that default and go into foreclosure or the severity of the losses in the underlying collateral significantly change, the results of the model would be impacted.  The Company will continue to evaluate the actual historical performance of the underlying collateral and will modify the assumptions used in the model as necessary.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2015	$21,229
Principal paydowns	(2,188)
Total unrealized gains (losses) included in:
Other comprehensive income	523
Impairment realized in earnings	(191)

Balance at June 30, 2016	$19,373

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2016 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	June 30,	Assets	Inputs	Inputs	During
	2016	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$34,468	$—	$—	$34,468	$17,057
Other real estate owned	4,338	—	—	4,338	570

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2015 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2015	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$18,033	$—	$—	$18,033	$(8,589)
Other real estate owned	12,705	—	—	12,705	1,023

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   Understanding that as the primary sources of loan repayments decline, the secondary repayment source takes on greater significance and correctly evaluating the fair value of that secondary source, the collateral, becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of June 30, 2016, the Company had $28,184,000 of impaired commercial collateral dependent loans, of which $12,603,000 had an appraisal performed within the immediately preceding twelve months, and of which $7,922,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2015, the Company had $51,021,000 of impaired commercial collateral dependent loans, of which $39,520,000 had an appraisal performed within the immediately preceding twelve months and of which $2,958,000 had an evaluation performed within the immediately preceding twelve months.

The determination to either seek an appraisal or to perform an evaluation begins in weekly credit quality meetings, where the committee analyzes the existing collateral values of the impaired loans and where obsolete appraisals are identified.  In order to determine whether the Company would obtain a new appraisal or perform an internal evaluation to determine the fair value of the collateral, the credit committee reviews the existing appraisal to determine if the collateral value is reasonable in view of the current use of the collateral and the economic environment related to the collateral.  If the analysis of the existing appraisal does not find that the collateral value is reasonable under the current circumstances, the Company would obtain a new appraisal on the collateral or perform an internal evaluation of the collateral.  The ultimate decision to get a new appraisal rests with the independent credit administration group.  A new appraisal is not required if an internal evaluation, as performed by in-house experts, is able to appropriately update the original appraisal assumptions to reflect current market conditions and provide an estimate of the collateral’s market value for impairment analysis.  The internal evaluations must be in writing and contain sufficient information detailing the analysis, assumptions and conclusions, and they must support performing an evaluation in lieu of ordering a new appraisal.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three and six months ended June 30, 2016, the Company recorded $149,000 and $381,000, respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three and six months ended June 30, 2016, respectively, the Company recorded $523,000 and $570,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2016 and December 31, 2015 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At June 30, 2016, and December 31, 2015, the carrying amount of fixed-rate performing loans was $1,404,016,000 and $1,383,836,000 respectively, and the estimated fair value was $1,372,931,000 and $1,362,248,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2016 and December 31, 2015.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At June 30, 2016 and December 31, 2015, the carrying amount of time deposits was $2,275,990,000 and $2,366,413,000, respectively, and the estimated fair value was $2,272,019,000 and $2,365,390,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2016 and December 31, 2015.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  At June 30, 2016 and December 31, 2015, the carrying amount of long-term repurchase agreements was $560,000,000 and $560,000,000, respectively, and the estimated fair value was $531,898,300 and $527,198,600, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2016 and December 31, 2015.

Other Borrowed Funds

The Company currently has short-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2016 and December 31, 2015.

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

Note 3 — Loans

A summary of loans, by loan type at June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,035,149	$3,101,748
Real estate - mortgage	997,309	962,582
Real estate - construction	1,686,111	1,649,827
Consumer	56,117	57,744
Foreign	176,911	179,013
Total loans	$5,951,597	$5,950,914

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended June 30, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$25,783	$10,870	$16,974	$910	$2,369	$3,420	$530	$928	$61,784
Losses charged to allowance	(5,396)	(2)	(1,843)	—	(23)	(155)	(116)	—	(7,535)
Recoveries credited to allowance	513	3	75	—	4	76	5	11	687
Net (losses) recoveries charged to allowance	(4,883)	1	(1,768)	—	(19)	(79)	(111)	11	(6,848)

Provision charged to operations	5,082	238	1,736	(55)	(73)	59	113	(3)	7,097

Balance at June 30,	$25,982	$11,109	$16,942	$855	$2,277	$3,400	$532	$936	$62,033

	Three Months Ended June 30, 2015
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$23,519	$14,369	$17,976	$840	$3,573	$4,261	$644	$1,069	$66,251
Losses charged to allowance	(13,073)	(685)	(339)	—	(1)	(5)	(239)	—	(14,342)
Recoveries credited to allowance	534	38	7	—	10	145	124	4	862
Net losses charged to allowance	(12,539)	(647)	(332)	—	9	140	(115)	4	(13,480)

Provision charged to operations	7,922	(198)	241	(155)	(148)	(93)	96	102	7,767

Balance at June 30,	$18,902	$13,524	$17,885	$685	$3,434	$4,308	$625	$1,175	$60,538

	Six Months Ended June 30, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$21,431	$13,920	$19,769	$1,248	$3,509	$5,321	$638	$1,152	$66,988
Losses charged to allowance	(24,467)	(2)	(1,890)	(180)	(30)	(324)	(217)	—	(27,110)
Recoveries credited to allowance	5,656	7	86	—	7	114	42	12	5,924
Net (losses) recoveries charged to allowance	(18,811)	5	(1,804)	(180)	(23)	(210)	(175)	12	(21,186)

Provision charged to operations	23,362	(2,816)	(1,023)	(213)	(1,209)	(1,711)	69	(228)	16,231

Balance at June 30,	$25,982	$11,109	$16,942	$855	$2,277	$3,400	$532	$936	$62,033

	Six Months Ended June 30, 2015
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$22,352	$12,955	$18,683	$846	$3,589	$4,683	$660	$1,060	$64,828
Losses charged to allowance	(15,382)	(685)	(356)	—	(91)	(102)	(413)	—	(17,029)
Recoveries credited to allowance	1,330	39	813	—	24	251	130	8	2,595
Net (losses) recoveries charged to allowance	(14,052)	(646)	457	—	(67)	149	(283)	8	(14,434)

Provision charged to operations	10,602	1,215	(1,255)	(161)	(88)	(524)	248	107	10,144

Balance at June 30,	$18,902	$13,524	$17,885	$685	$3,434	$4,308	$625	$1,175	$60,538

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The increase in losses charged to the allowance for probable loan losses for the three and six months ended June 30, 2016 can be attributed to further deterioration in a previously identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly, resulting in a further charge-down of the relationship of approximately $16.8 million, which is included in the losses charged to the allowance in the commercial category in the table detailing the six months ended June 30, 2016 activity.  The impact of the charge-down is also reflected in the various tables in this Note including impaired loans, non-accrual loans and the credit quality indicator summary.  The relationship was classified as Watch-List Impaired at December 31, 2015.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$13,151	$831	$928,801	$25,151
Commercial real estate: other construction & land development	4,150	116	1,681,961	10,993
Commercial real estate: farmland & commercial	10,243	131	1,943,528	16,811
Commercial real estate: multifamily	590	—	138,836	855
Residential: first lien	6,683	—	409,193	2,277
Residential: junior lien	1,021	—	580,412	3,400
Consumer	1,132	—	54,985	532
Foreign	753	—	176,158	936

Total	$37,723	$1,078	$5,913,874	$60,955

	December 31, 2015
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$30,946	$1,704	$935,905	$19,727
Commercial real estate: other construction & land development	6,221	100	1,643,606	13,820
Commercial real estate: farmland & commercial	13,806	202	1,981,643	19,567
Commercial real estate: multifamily	777	200	138,671	1,048
Residential: first lien	5,699	—	404,545	3,509
Residential: junior lien	950	—	551,388	5,321
Consumer	1,297	—	56,447	638
Foreign	752	—	178,261	1,152

Total	$60,448	$2,206	$5,890,466	$64,782

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Domestic
Commercial	$13,101	$30,894
Commercial real estate: other construction & land development	2,272	3,668
Commercial real estate: farmland & commercial	8,003	11,543
Commercial real estate: multifamily	590	777
Residential: first lien	723	383
Residential: junior lien	182	21
Consumer	—	34
Foreign	379	365
Total non-accrual loans	$25,250	$47,685

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

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2016 and December 31, 2015:

	June 30, 2016
				Quarter to Date		Year to Date
		Unpaid		Average		Average
	Recorded	Principal	Related	Recorded	Interest	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$2,319	$3,660	$831	$3,453	$—	$3,735	$—
Commercial real estate: other construction & land development	161	169	116	162	—	163	—
Commercial real estate: farmland & commercial	5,069	6,188	131	5,761	22	5,941	48
Total impaired loans with related allowance	$7,549	$10,017	$1,078	$9,376	$22	$9,839	$48

	June 30, 2016
			Quarter to Date		Year to Date
		Unpaid	Average		Average
	Recorded	Principal	Recorded	Interest	Recorded	Interest
	Investment	Balance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$10,832	$37,838	$10,837	$1	$15,944	$2
Commercial real estate: other construction & land development	3,989	3,995	5,155	20	5,726	45
Commercial real estate: farmland & commercial	5,174	6,144	5,709	—	6,649	—
Commercial real estate: multifamily	590	591	301	—	235	—
Residential: first lien	6,683	6,758	6,610	74	6,594	145
Residential: junior lien	1,021	1,059	1,008	12	1,022	27
Consumer	1,132	1,133	1,134	1	1,172	1
Foreign	753	753	755	4	751	8
Total impaired loans with no related allowance	$30,174	$58,271	$31,509	$112	$38,093	$228

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$4,016	$4,156	$1,704	$19,313	$—
Commercial real estate: other construction & land development	167	169	100	7,183	—
Commercial real estate: farmland & commercial	4,003	4,309	202	6,790	92
Commercial real estate: multifamily	599	599	200	—	—
Total impaired loans with related allowance	$8,785	$9,233	$2,206	$33,286	$92

	December 31, 2015
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$26,930	$38,845	$21,291	$1
Commercial real estate: other construction & land development	6,054	6,204	6,045	20
Commercial real estate: farmland & commercial	9,803	10,717	6,203	—
Commercial real estate: multifamily	178	178	819	—
Residential: first lien	5,699	5,822	5,315	65
Residential: junior lien	950	972	1,075	15
Consumer	1,297	1,298	1,263	1
Foreign	752	752	632	4
Total impaired loans with no related allowance	$51,663	$64,788	$42,643	$106

	June 30, 2015
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$15,121	$—	$17,828	$—
Commercial real estate: other construction & land development	3,652	—	4,988	—
Commercial real estate: farmland & commercial	3,533	23	4,310	46
Total impaired loans with related allowance	$22,306	$23	$27,126	$46

	June 30, 2015
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$20,752	$1	$20,288	$2
Commercial real estate: other construction & land development	3,291	19	3,451	37
Commercial real estate: farmland & commercial	6,688	—	7,778	—
Commercial real estate: multifamily	832	—	839	1
Residential: first lien	5,289	61	5,329	123
Residential: junior lien	1,317	19	1,346	39
Consumer	1,153	1	1,171	1
Foreign	401	4	404	9
Total impaired loans with no related allowance	$39,723	$105	$40,606	$212

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

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Domestic
Commercial	$2,407	$2,419
Commercial real estate: other construction & land development	1,879	2,553
Commercial real estate: farmland & commercial	2,830	2,853
Residential: first lien	5,960	5,316
Residential: junior lien	839	929
Consumer	1,132	1,263
Foreign	373	386

Total troubled debt restructuring	$15,420	$15,719

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2016 was adequate to absorb probable losses from loans in the portfolio at that date.

The following table presents information regarding the aging of past due loans by loan class at June 30, 2016 and December 31, 2015:

	June 30, 2016
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	Greater &	Past		Total
	Days	Days	Greater	Still Accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$8,830	$1,078	$10,818	$2,549	$20,726	$921,226	$941,952
Commercial real estate: other construction & land development	2,404	199	2,254	143	4,857	1,681,254	1,686,111
Commercial real estate: farmland & commercial	9,269	2,940	4,643	189	16,852	1,936,919	1,953,771
Commercial real estate: multifamily	721	375	590	—	1,686	137,740	139,426
Residential: first lien	4,349	1,401	3,547	3,135	9,297	406,579	415,876
Residential: junior lien	710	256	494	325	1,460	579,973	581,433
Consumer	1,246	190	381	381	1,817	54,300	56,117
Foreign	1,467	383	685	306	2,535	174,376	176,911
Total past due loans	$28,996	$6,822	$23,412	$7,028	$59,230	$5,892,367	$5,951,597

	December 31, 2015
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	Greater &	Past		Total
	Days	Days	Greater	Still Accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,361	$940	$28,615	$2,566	$32,916	$933,936	$966,852
Commercial real estate: other construction & land development	193	293	3,502	—	3,988	1,645,839	1,649,827
Commercial real estate: farmland & commercial	2,684	1,328	8,292	3,373	12,304	1,983,144	1,995,448
Commercial real estate: multifamily	49	442	826	49	1,317	138,131	139,448
Residential: first lien	5,299	1,545	4,295	4,093	11,139	399,105	410,244
Residential: junior lien	713	413	646	640	1,772	550,566	552,338
Consumer	646	175	487	453	1,308	56,436	57,744
Foreign	2,639	83	807	442	3,529	175,484	179,013
Total past due loans	$15,584	$5,219	$47,470	$11,616	$68,273	$5,882,641	$5,950,914

The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List-Pass Credits,” or (iii) “Watch List-Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect management’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List-Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the Company if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits in accordance with the provisions of ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10 is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2016 and December 31, 2015 is as follows:

		June 30, 2016
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$769,116	$—	$90,274	$69,411	$13,151
Commercial real estate: other construction & land development	1,620,286	—	15,502	46,173	4,150
Commercial real estate: farmland & commercial	1,814,127	1,011	38,050	90,340	10,243
Commercial real estate: multifamily	138,714	—	—	122	590
Residential: first lien	404,862	—	4,177	154	6,683
Residential: junior lien	580,172	—	240	—	1,021
Consumer	54,984	—	—	1	1,132
Foreign	176,158	—	—	—	753
Total	$5,558,419	$1,011	$148,243	$206,201	$37,723

		December 31, 2015
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$771,999	$42,152	$31,539	$90,215	$30,946
Commercial real estate: other construction & land development	1,582,683	1,164	13,765	45,994	6,221
Commercial real estate: farmland & commercial	1,849,587	2,283	37,765	92,008	13,806
Commercial real estate: multifamily	138,546	—	—	125	777
Residential: first lien	401,053	—	—	3,492	5,699
Residential: junior lien	551,138	—	—	250	950
Consumer	56,440	—	—	7	1,297
Foreign	178,261	—	—	—	752
Total	$5,529,707	$45,599	$83,069	$232,091	$60,448

The decrease in Special Review credits for June 30, 2016 compared to December 31, 2015 can be attributed to the re-classification of a commercial loan relationship secured mainly by all assets, including contract rights of the borrower to the Watch-List Pass category.  The decrease in Watch-List Impaired loans at June 30, 2016 compared to December 31, 2015 can be attributed to the charge-down of the loan relationship that is mainly secured by multiple pieces of transportation equipment previously discussed.  Also impacting the Watch-List Pass and Watch-List Substandard category at June 30, 2016 is the reclassification of a relationship secured by all assets, equipment, and accounts receivable from Watch-List Substandard to Watch-List Pass category.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2016, 190,250 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plans for the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value ($)
				(in Thousands)
Options outstanding at December 31, 2015	871,727	$19.08
Plus: Options granted	4,000	22.07
Less:
Options exercised	14,900	11.29
Options expired	—	—
Options forfeited	18,000	21.07
Options outstanding at June 30, 2016	842,827	19.19	6.24	$5,814

Options fully vested and exercisable at June 30, 2016	246,708	$15.63	3.92	$2,581

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2016 was approximately $269,000 and $554,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2015 was approximately $291,000 and $583,000, respectively.  As of June 30, 2016, there was approximately $2,809,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2016 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,883,171	$50,219	$(7,596)	$3,925,794	$3,925,794
Obligations of states and political subdivisions	258,558	20,038	—	278,596	278,596
Equity securities	28,075	961	(107)	28,929	28,929
Total investment securities	$4,169,804	$71,218	$(7,703)	$4,233,319	$4,233,319

(1)

Included in the carrying value of residential mortgage-backed securities are $1,044,110 of mortgage-backed securities issued by Ginnie Mae, $2,862,311 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $19,373 issued by non-government entities.

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

The amortized cost and estimated fair value of investment securities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	258,558	278,596
Residential mortgage-backed securities	—	—	3,883,171	3,925,794
Equity securities	—	—	28,075	28,929
Total investment securities	$2,400	$2,400	$4,169,804	$4,233,319

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

The amortized cost and fair value of available-for-sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,923,430,000 and $1,946,433,000, respectively, at June 30, 2016.

Proceeds from the sale and calls of securities available-for-sale were $158,877,000 and $195,538,000 for the three and six months ended June 30, 2016, which included $155,877,000 and $194,218,000 of mortgage-backed securities. Gross gains of $580,000 and $584,000 and gross losses of $807,000 and $944,000 were realized on the sales for the three and six months ended June 30, 2016.  Proceeds from the sale of securities available-for-sale were $23,992,000 and $30,282,000 for the three and six months ended June 30, 2015, which included $23,992,000 and $23,992,000 of mortgage-backed securities. Gross gains of $0 and $1,000 and gross losses of $427,000 and $429,000 were realized on the sales for the three and six months ended June 30, 2015.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$183,205	$(571)	$518,607	$(7,025)	$701,812	$(7,596)
Equity securities	65	(10)	5,653	(97)	5,718	(107)
	$183,270	$(581)	$524,260	$(7,122)	$707,530	$(7,703)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008, and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  In addition, the Company has a small investment in non-agency residential mortgage-backed securities that have additional market volatility beyond economically induced interest rate events.  The Company has concluded that the investments in non-agency residential mortgage-backed securities are other-than-temporarily impaired due to both credit and other than credit issues.  Impairment charges of $67,000 ($43,550, after tax) and $191,000 ($124,150, after tax) were recorded for the three and six months ended June 30, 2016, respectively.  Impairment charges of $224,000 ($145,600, after tax) and $451,000 ($293,150, after tax) were recorded for the three and six months ended June 30, 2015, respectively. The impairment charge represents the credit related impairment on the securities.

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

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investments recognized in earnings for the three and six months ended June 30, 2016 (Dollars in Thousands):

Balance at March 31, 2016	$13,701
Impairment charges recognized during period	67
Balance at June 30, 2016	$13,768

Balance at December 31, 2015	$13,577
Impairment charges recognized during period	191
Balance at June 30, 2016	$13,768

The following table presents a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three and six months ended June 30, 2015 (Dollars in Thousands):

Balance at March 31, 2015	$12,850
Impairment charges recognized during period	224
Balance at June 30, 2015	$13,074

Balance at December 31, 2014	$12,623
Impairment charges recognized during period	451
Balance at June 30, 2015	$13,074

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2016, other borrowed funds totaled $552,125,000, an increase of 9.2% from $505,750,000 at December 31, 2015.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of June 30, 2016 and December 31, 2015, the principal amount of debentures outstanding totaled $161,416,000. On July 29, 2015, the Company bought back a portion of the Capital Securities of IB Capital Trusts X and XI from the holder of the securities for a price that reflected an approximate 24.5% discount from the redemption prices of the securities. The Company thereby retired $13,000,000 of the total $34,021,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust X, resulting in Junior Subordinated Deferrable Interest Debentures on Trust X, and $1,000,000 of the total $27,900,000 of related Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust XI.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2016 and December 31, 2015, the total $161,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2016:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in thousands)
Trust VI	$25,774	Quarterly	4.08%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	3.68%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	2.25%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	2.29%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	26,990	Quarterly	2.25%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	2.12%	LIBOR	+	1.45	September 2037	September 2012
	$161,416

(1)	The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

Prior to the redemption in 2012, the Company had outstanding 216,000 shares of Series A cumulative perpetual preferred stock (the “Senior Preferred Stock”), issued to the US Treasury under the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  In conjunction with the purchase of the Senior Preferred Stock, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share, which would represent an aggregate common stock investment in the Company on exercise of the warrant in full equal to 15% of the Senior Preferred Stock investment.  The term of the Warrant is ten years and was immediately exercisable.  The Warrant is included as a component of Tier 1 capital.  On June 12, 2013, the U.S. Treasury sold the Warrant to a third party.  As of June 30, 2016, the Warrant is still outstanding, but expires on December 23, 2018 with no value if not exercised before that date.  Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $.33 per semi-annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.29 per share on April 18, 2016 to all holders of record on April 1, 2016.  The Company paid cash dividends to the common shareholders on April 17, 2015 and October 15, 2015 to all holders of record on April 1, 2015 and September 30, 2015.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months, and on March 15, 2016, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9,

2016, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  During the second quarter of 2016, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the term of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the 10b5-1 plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 2, 2016, a total of 9,240,629 shares had been repurchased under all programs at a cost of $271,096,000.  The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

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

The Company had a CET1 to risk-weighted assets ratio of 17.15% on June 30, 2016 and 16.81% on December 31, 2015.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.52% and 13.15%, risk-weighted Tier 1 capital ratio of 19.02% and 18.69% and risk-weighted total capital ratio of 19.81% and 19.54% at June 30, 2016 and December 31, 2015, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the

Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2016, the total of $161,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of June 30, 2016, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of June 30, 2016 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2016, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the Company’s 2015 Form 10-K.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or any future period.

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

•	Changes in the Company’s liquidity position.
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

•	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
•	Impairment of carrying value of goodwill could negatively impact the Company’s earnings and capital.
•	Changes in the soundness of other financial institutions with which the Company interacts.
•	Political instability in the United States or Mexico.
•

Technological changes or system failure or breaches of the Company’s network security as well as other cyber security risks could subject us to increased operating costs, litigation and other liabilities.

•	Acts of war or terrorism.
•	Natural disasters.
•

Reduced earnings resulting from the write-down of the carrying value of securities held in the Company’s securities available-for-sale portfolio following a determination that the securities are other-than-temporarily impaired.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 204 facilities and more than 310 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns two insurance agencies, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

			Percent Increase
	June 30, 2016	December 31, 2015	(Decrease)
	(Dollars in Thousands)
Assets	$11,776,640	$11,772,869	0.03%
Net loans	5,889,564	5,883,926	0.10
Deposits	8,424,862	8,536,253	(1.30)
Other borrowed funds	552,125	505,750	9.17
Junior subordinated deferrable interest debentures	161,416	161,416	—
Shareholders’ equity	1,740,624	1,665,503	4.51

Consolidated Statements of Income Information

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Interest income	$97,896	$98,975	(1.1)%	$194,953	$198,110	(1.6)%
Interest expense	11,024	11,210	(1.7)	21,841	22,454	(2.7)
Net interest income	86,872	87,765	(1.0)	173,112	175,656	(1.4)
Provision for probable loan losses	7,097	7,767	(8.6)	16,231	10,144	60.0
Non-interest income	36,611	40,144	(8.8)	77,542	76,978	0.7
Non-interest expense	71,984	68,271	5.4	139,902	135,894	2.9
Net income	29,688	33,875	(12.4)	62,672	69,737	(10.1)

Per common share:
Basic	$0.45	$0.51	(11.8)%	$0.95	$1.05	(9.5)%
Diluted	0.45	0.51	(11.8)	0.95	1.05	(9.5)

Net Income

Net income for the three and six months ended June 30, 2016 decreased by 12.4% and 10.1%, respectively, when compared to the same periods in 2015.   Net income for the three and six months ended June 30, 2016 was negatively impacted by an increase in the provision for probable loan losses as a result of an increase in the portion of the allowance for probable loan losses calculated based on actual historical loss experience in the commercial loan category of the Company’s loan portfolio and losses charged to the allowance for probable loan losses attributable to further deterioration of a previously identified relationship primarily secured by multiple pieces of transportation equipment.

Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Interest Income:
Loans, including fees	$74,606	$72,927	2.3%	$148,857	$145,370	2.4%
Investment securities:
Taxable	20,596	23,257	(11.4)	40,716	47,140	(13.6)
Tax-exempt	2,627	2,749	(4.4)	5,274	5,522	(4.5)
Other interest income	67	42	59.5	106	78	35.9

Total interest income	97,896	98,975	(1.1)	194,953	198,110	(1.6)

Interest expense:
Savings deposits	1,199	901	33.1	2,160	1,778	21.5
Time deposits	2,394	2,833	(15.5)	4,968	5,707	(12.9)
Securities sold under repurchase agreements	5,552	6,062	(8.4)	11,111	12,056	(7.8)
Other borrowings	757	369	105.1	1,384	844	64.0
Junior subordinated interest deferrable debentures	1,122	1,045	7.4	2,218	2,069	7.2

Total interest expense	11,024	11,210	(1.7)	21,841	22,454	(2.7)

Net interest income	$86,872	$87,765	(1.0)%	$173,112	$175,656	(1.4)%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.

As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 41 for the June 30, 2016 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)

Service charges on deposit accounts	$17,854	$19,850	(10.1)%	$35,964	$39,042	(7.9)%
Other service charges, commissions and fees
Banking	10,957	13,075	(16.2)	21,334	23,528	(9.3)
Non-banking	1,694	1,856	(8.7)	2,991	2,966	0.8
Investment securities transactions, net	(227)	(427)	(46.8)	(360)	(428)	(15.9)
Other investments, net	2,766	3,462	(20.1)	10,617	7,717	37.6
Other income	3,567	2,328	53.2	6,996	4,153	68.5
Total non-interest income	$36,611	$40,144	(8.8)%	$77,542	$76,978	0.7%

Total non-interest income increased .7% for the six months ended June 30, 2016 and decreased by 8.8% for the three months ended June 30, 2016 compared to the same periods of 2015. Non-interest income for the six months ended June 30, 2016 was positively impacted by the sale of two investments by the merchant banking entities in which the Company holds an equity interest, resulting in income of approximately $2.4 million included in other investments in the table above. The decrease in service charges on deposit accounts can be attributed to a decrease in the volume of overdraft charges on deposit accounts for the periods indicated in 2016 compared to 2015.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)

Employee compensation and benefits	$31,155	$29,650	5.1%	$61,938	$61,402	0.9%
Occupancy	5,906	6,681	(11.6)	12,072	12,860	(6.1)
Depreciation of bank premises and equipment	6,208	6,332	(2.0)	12,388	12,558	(1.4)
Professional fees	3,446	4,020	(14.3)	6,739	7,267	(7.3)
Deposit insurance assessments	1,508	1,440	4.7	3,001	2,930	2.4
Net expense, other real estate owned	1,377	928	48.4	2,255	2,396	(5.9)
Amortization of identified intangible assets	32	161	(80.1)	64	280	(77.1)
Advertising	2,319	2,023	14.6	4,424	4,030	9.8
Software and software maintenance	3,723	2,563	45.3	7,034	5,129	37.1
Impairment charges (Total other-than-temporary impairment charges, $(300) net of $(367), $(54), net of $(278), $(332) net of $(523) and $(176), net of $(627), included in other comprehensive income)	67	224	(70.1)	191	451	(57.6)
Other	16,243	14,249	14.0	29,796	26,591	12.1

Total non-interest expense	$71,984	$68,271	5.4%	$139,902	$135,894	2.9%

Non-interest expense increased 5.4% for the three months ended June 30, 2016  and 2.9% for the six months ended June 30, 2016 compared to the same periods of 2015.  The increase in non-interest expense in 2016 can be attributed to increased technological costs related to certain network infrastructure modifications.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 7.4% to $62,033,000 at June 30, 2016 from $66,988,000 at December 31, 2015.  The provision for probable loan losses charged to expense increased 60.0% to $16,231,000 for the six months ended June 30, 2016 compared to $10,144,000 for the six months ended June 30, 2015.  The increase in the provision for probable loan losses charged to expense can be attributed to an increase in the portion of the allowance for probable loan losses calculated based on actual historical loss experience in the commercial loan category of the Company’s loan portfolio.  The increase in the historical loss experience on commercial loans used in the allowance calculation can be attributed to further deterioration on a previously identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly.  The allowance for probable loan losses was 1.04% and 1.13% of total loans at June 30, 2016 and December 31, 2015, respectively.

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

Loans

Net loans increased by .1% to $5,889,564,000 at June 30, 2016, from $5,883,926,000 at December 31, 2015.

Deposits

Deposits decreased by 1.3% to $8,424,862,000 at June 30, 2016, from $8,536,253,000 at December 31, 2015.  Although deposits at June 30, 2016 decreased slightly, the Company has experienced growth in deposits over the last few years.  The Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2016, the Company had $11,776,640,000 of consolidated assets, of which approximately $176,911,000, or 1.5%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $179,013,000, or 1.52%, at December 31, 2015.  Of the $176,911,000, 84.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 15.0% is secured by foreign real estate or other assets; and .6% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2016, shareholders’ equity was $1,740,624,000 compared to $1,665,503,000 at December 31, 2015.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of cash dividends to common shareholders and an increase in comprehensive income.

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

The Company had a CET1 to risk-weighted assets ratio of 17.15% on June 30, 2016 and 16.81% on December 31, 2015.  The Company had a Tier1 capital-to-average-total-asset (leverage) ratio of 13.52% and 13.15%, risk-weighted Tier 1 capital ratio of 19.02% and 18.69% and risk-weighted total capital ratio of 19.81% and 19.54% at June 30, 2016 and December 31, 2015, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 of the Notes to the Consolidated Financial Statements) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2016, the total of $161,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of June 30, 2016, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of June 30, 2016 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2016, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2016 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
June 30, 2016	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$257,880	$833,319	$2,862,837	$281,683	$4,235,719
Loans, net of non-accruals	4,539,701	194,708	378,128	813,810	5,926,347

Total earning assets	$4,797,581	$1,028,027	$3,240,965	$1,095,493	$10,162,066

Cumulative earning assets	$4,797,581	$5,825,608	$9,066,573	$10,162,066

Rate sensitive liabilities

Time deposits	$932,841	$1,083,828	$259,210	$111	$2,275,990
Other interest bearing deposits	3,049,405	—	—	—	3,049,405
Securities sold under repurchase agreements	232,336	12,603	550,000	—	794,939
Other borrowed funds	552,125	—	—	—	552,125
Junior subordinated deferrable interest debentures	161,416	—	—	—	161,416

Total interest bearing liabilities	$4,928,123	$1,096,431	$809,210	$111	$6,833,875

Cumulative sensitive liabilities	$4,928,123	$6,024,554	$6,833,764	$6,833,875

Repricing gap	$(130,542)	$(68,404)	$2,431,755	$1,095,382	$3,328,191
Cumulative repricing gap	(130,542)	(198,946)	2,232,809	3,328,191
Ratio of interest-sensitive assets to liabilities	0.97	0.94	4.01	9,869.31	1.49
Ratio of cumulative, interest-sensitive assets to liabilities	0.97	0.97	1.33	1.49

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2016, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2015 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2015.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings that are in various stages of litigation.  Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages.  The Company has determined, based on discussions with its counsel that any material loss in any current legal proceedings, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following twelve months, and on March 15, 2016, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2016, which repurchase cap the Board is inclined to increase over time.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the terms of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 2, 2016, a total of 9,240,629 shares had been repurchased under all repurchase programs at a cost of $271,096,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2016.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
April 1 – April 30, 2016	—	$—	—	$40,000,000
May 1 – May 31, 2016	—	—	—	40,000,000
June 1 – June 30, 2016	—	—	—	40,000,000
Total	—	$—	—

(1)	The repurchase program was extended on March 15, 2016 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2017.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2016 and 2015; (ii) the Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015; and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 5, 2016	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 5, 2016	/s/ Imelda Navarro
Imelda Navarro
Treasurer