Form 10-K
period 2016-12-31
INTERNATIONAL BANCSHARES CORP
filed 2017-02-27
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2016 was $1,720,588,000.00 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 22, 2017, there were 65,989,631 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2016 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders (in Part III).

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

•

The reduction of income and possible increase in required capital levels related to the adoption of legislation, including, without limitation, the Dodd‑Frank Regulatory Reform Act (the “Dodd‑Frank Act”) and the implementing rules and regulations, including the Federal Reserve’s rule that establishes debit card interchange fee standards and prohibits network exclusivity arrangements and routing restrictions that is negatively affecting interchange revenue from debit card transactions as well as revenue from consumer services.

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

Item 1.  Business

General

The Company is a financial holding company with its principal corporate offices in Laredo, Texas. As of December 31, 2016, four bank subsidiaries provide commercial and retail banking services through main banking and branch facilities located in communities in South, Central and Southeast Texas and the State of Oklahoma. The Company

was originally incorporated under the General Corporation Law of the State of Delaware in 1979. Effective June 7, 1995, the Company’s state of incorporation was changed from Delaware to Texas. The Company was organized for the purpose of operating as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). As a registered bank holding company, the Company may own one or more banks and may engage directly, or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the BHCA and by the FRB. Effective March 13, 2000, the Company became certified as a financial holding company. As a financial holding company, the Company may engage in a broad list of financial and non‑financial activities. The Company’s principal assets at December 31, 2016 consisted of all the outstanding capital stock of four Texas state banking associations (the “Banks” or “bank subsidiaries”). All of the Company’s bank subsidiaries are members of the Federal Deposit Insurance Corporation (the “FDIC”).

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

On July 28, 1980, the Company acquired all of the outstanding shares of its predecessor, International Bank of Commerce (“IBC”), which is today the flagship bank of the Company, representing the majority of the Company’s banking assets. IBC was chartered under the banking laws of Texas in 1966 and has its principal place of business at 1200 San Bernardo Avenue, Laredo, Webb County, Texas. It is a wholly‑owned subsidiary of the Company. Since the acquisition of the flagship bank in 1980, the Company has formed four banks: (i) Commerce Bank, a Texas state banking association which commenced operations in 1982, located in Laredo, Texas (“Commerce Bank”); (ii) International Bank of Commerce, Brownsville, a Texas state banking association which commenced operations in 1984, located in Brownsville, Texas (“IBC‑Brownsville”); (iii) International Bank of Commerce, Zapata, a Texas state banking association which commenced operations in 1984, located in Zapata, Texas (“IBC‑Zapata”) and (iv) International Bank of Commerce, Oklahoma City, Oklahoma, an Oklahoma state banking corporation (“IBC-Oklahoma”).  IBC-Oklahoma was formed as of January 1, 2017, as part of an internal corporate reorganization, whereby IBC assigned and transferred, certain assets and liabilities located in Oklahoma and Dallas, Texas to IBC-Oklahoma, and IBC-Oklahoma accepted and assumed such assets and liabilities.  All five banks are wholly owned subsidiary banks of IBC Subsidiary Corporation, itself a wholly owned subsidiary of International Bancshares Corporation.

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

The Company also has five direct non‑banking subsidiaries. They are (i) IBC Trading Company, an export trading company which is currently inactive, (ii) IBC Subsidiary Corporation, a second‑tier bank holding company incorporated in the State of Delaware, (iii) IBC Charitable and Community Development Corporation, a Texas non‑profit corporation formed to conduct charitable and community development activities, (iv) IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments of the Company, and (v) Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas. The Company owns a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities. The Company also owns a controlling interest in four merchant banking entities.

Website Access to Reports

The Company makes its annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Company’s internet website, www.ibc.com, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additionally, the Company has posted on its website a code of ethics that applies to its directors and executive officers (including the Company’s chief executive officer and financial officer). The Company’s website also includes the charter for its Audit Committee, Risk Committee, Compensation Committee, and Nominating Committee. The Company’s website will also include the Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders upon filing of the definitive Proxy Statement with the SEC.

Services and Employees

The Company, through its bank subsidiaries, IBC, Commerce Bank, IBC‑Zapata, IBC‑Brownsville, and, as of January 1, 2017, IBC-Oklahoma, is engaged in the business of banking, including the acceptance of checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Certain of the bank subsidiaries are very active in facilitating international trade along the United States’ border with Mexico and elsewhere. The international banking business of the Company includes providing letters of credit, making commercial and industrial loans, and providing a nominal amount of currency exchange. Each bank subsidiary also offers other related services, such as credit cards, safety deposit boxes, collections, notary public, escrow, drive‑up and walk‑up facilities and other customary banking services. Additionally, each bank subsidiary makes available certain securities products through third party providers. The bank subsidiaries also make banking services available during traditional and nontraditional banking hours through their network of automated teller machines, and through their facilities situated in retail locations, shopping malls and other convenient locations. Additionally, IBC introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day.

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

As of December 31, 2016, the Company and its subsidiaries employed approximately 2,861 persons full‑time and 355 persons part‑time.

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

The Company and its bank subsidiaries do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Company’s bank subsidiaries. Such deposits comprised approximately 28%, 27% and 27% of the bank subsidiaries’ total deposits for the three years ended December 31, 2016, 2015 and 2014, respectively.

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

Supervision and Regulation

GENERAL‑THE COMPANY.  In addition to the generally applicable state and Federal laws governing businesses and employers, the Company and its bank subsidiaries are further extensively regulated by special Federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Company’s bank subsidiaries and include, among other matters, requirements to maintain reserves against deposits; restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon; restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; restrictions related to investments in activities other than banking; and minimum capital requirements. The descriptions are qualified in their entirety by reference to the full text of the applicable statutes, regulations and policies. Furthermore, Congress, state legislatures and applicable federal and state regulatory agencies are continually reviewing such statutes, regulations and policies.  Any change in such laws or policies applicable to the Company and its subsidiaries could have a material effect on our business, financial condition or our results of operations.  Recent political developments, including the change in the United States’ administration, have increased uncertainty to the implementation, scope and timing of regulatory reforms.  With few exceptions, state and Federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Federal deposit insurance system or the protection of consumers, rather than the specific protection of shareholders of the Company. Further, the earnings of the Company are affected by the fiscal and monetary policies of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future earnings and business of the Company cannot be predicted.

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

•

Require publicly‑traded bank holding companies with $10 billion in assets or more, like the Company, to create a risk committee responsible for the oversight of risk management of the enterprise. The FRB issued a final rule on February 18, 2014 (effective July 1, 2015), which is applicable to the Company, requiring each publicly-traded bank holding company with total consolidated assets of $10 billion or more to establish a risk committee of its board of directors, to be chaired by an independent director, with at least one member with risk management expertise. Under the final rule, the risk committee must: (i) include at least one member having experience in identifying, assessing, and managing risk exposures of large, complex firms, and (ii) be chaired by an independent director. The risk committee must also have a written charter and it must meet at least quarterly.

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
•

Require extensive new restrictions and requirements relating to residential mortgage transactions. The CFPB has already issued final mortgage lending rules relating to mortgage loan origination standards, borrower ability to repay, mandatory escrow accounts for higher priced mortgage loans, qualified mortgages, integrated disclosures, mortgage loan appraisals, force‑placement of hazard insurance and expanded Home Mortgage Disclosure Act (“HMDA”) collection and reporting requirements.  On October 29, 2016, the CFPB amended Regulation C to implement amendments to HMDA.  The rule creates new requirements and modifies existing requirements, including the institutional and transactional coverage of Regulation C, reportable data requirements, and disclosure and reporting requirements.  The final rule provides extensive guidance regarding compliance with both the existing and new requirements.  Effective January 1, 2017, the CFPB amended Regulation C to implement amendments to HMDA which creates significant new data requirements and modifies existing requirements, including the institutional and transactional coverage of Regulation C, reportable data requirements, and disclosure and reporting requirements.  The final rule provides guidance regarding compliance with both the existing and new requirements.  The final rule will increase compliance for financial institutions that originate mortgage loans.

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

•

Authorize the Federal Reserve Board to adopt enhanced supervision and prudential standards generally for bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorizes the FRB to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd‑Frank. The FSOC has the authority to veto a financial rule of the CFPB if the rule would threaten the safety and soundness of the entire U.S. banking system. In December 2011, the FRB issued for public comment a notice of proposed rulemaking establishing such enhanced supervision and prudential standards. On February 18, 2014, the FRB published the final rule, which became effective June 1, 2014.  Most of the proposed SIFI rules do not apply to the Company because the Company has total consolidated assets in an amount less than $50 billion. Two aspects of the SIFI rules—requirements for annual stress testing of capital and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors, apply to bank holding companies with total consolidated assets of $10 billion or more, including the Company.  On January 24, 2017, the FRB finalized a rule to reduce risks associated with globally systemic U.S. bank holding companies and intermediate holding companies of systematically important foreign banking organizations.  The FRB final rule, among other things, establishes “total loss-absorbing capacity” standards for the globally systematic important banks (“GSIBs”).  None of these recently finalized rules to reduce risks associated with GSIBs apply to the Company because the Company has total consolidated assets in an amount less than $50 billion.

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

Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company has elected to become a financial holding company under GLBA, and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary which acquired two insurance agencies. As part of the Local Financial Corporation (“LFIN”) acquisition in 2004, the Company acquired a securities firm registered under the Exchange Act, IBC Investments, Inc. A financial holding company that has a securities affiliate registered under the Act or a qualified insurance affiliate may make permissible merchant banking investments. As of December 31, 2016, the Company has made 39 merchant banking investments.

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

On September 8, 2016, the FRB published a report to Congress in which it recommended the repeal of the merchant banking authority granted to financial holding companies under the GLBA.  Specifically, the FRB recommended that Congress repeal the statutory merchant banking authority and the grandfathering exemption under section 4(o) of the BHCA for certain companies that became financial holding companies after 1999.  The FRB also noted in the report that it is currently considering regulatory measures that would limit what it termed “safety and soundness risks of merchant banking investments.”  It is uncertain what, if any, action the FRB or Congress will take regarding the FRB’s report.

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

In February 2011, the FDIC issued a final rule effective April 1, 2011 that set a target size for the insurance fund and changed the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd‑Frank Act. The rule finalizes a target size for the DIF at 2 percent (2%) of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (1.15%) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent (2%) and 2.5 percent (2.5%). The final rule creates a risk‑based scorecard assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long‑term performance. In September 2011, the FDIC issued new guidelines that reflect the methodology it now uses to determine assessment rates for large and highly complex institutions. A “large institution” is defined as an insured depository institution with assets of $10 billion or more, and a “highly complex institution” is defined as an insured depository institution with assets of $50 billion or more. Total scores are determined according to the April 1, 2011 final rule. While none of the Company’s subsidiary banks currently meet the definition of a large institution under the new guidelines, the Company cannot provide any assurance as to the effect of any further change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

In October 2015, the FDIC proposed to impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more.  This would result in increased costs for IBC and other bank subsidiaries of the Company.  Because of the uncertainty as to the outcome of the FDIC’s proposals, we cannot provide any assurance as to the ultimate impact of any surcharges on the amount of deposit insurance expense reported in future periods.  On March 15, 2016, the FDIC issued its final rule which imposes on banks with at least $10 billion in assets, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments.  The FDIC expects the reserve ratio will likely reach 1.35 percent (1.35%) after approximately two years of payments of the surcharges.

The final rule became effective on July 1, 2016.  If the reserve ratio reached 1.15 percent (1.15%) before that date, surcharges began July 1, 2016.  If the reserve ratio did not reach 1.15 percent (1.15%) by that date, surcharges would begin the first quarter after the reserve ratio reaches 1.15 percent (1.15%).

FDIC deposit insurance expense for the Company totaled $5,777,000, $5,938,000 and $6,082,000 in 2016, 2015 and 2014, respectively.

On February 26, 2016, the FDIC proposed potential new requirements for insured depository institutions with at least 2 million deposit accounts (currently, 37 mega and regional banks,) (“Covered Institutions”).  The FDIC proposed new recordkeeping standards and deposit insurance calculation requirements for these Covered Institutions.  The FDIC requested comment on whether and how these institutions should be required to enhance recordkeeping by maintaining substantially more accurate and complete data on each depositor’s ownership interest by right and capacity for all or a large subset of their deposit accounts and develop and maintain the capability to calculate the insured and uninsured amounts for each depositor by deposit insurance category for all (or a substantial subset of) deposit accounts at the end of any business day.  The FDIC also requested comments regarding the increased compliance costs that Covered Institutions will incur in implementing a final rule.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent. The Company’s leverage ratio at December 31, 2016 was 13.91%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Each of the Company’s bank subsidiaries is subject to similar capital requirements adopted by the FDIC. Each of the Company’s bank subsidiaries had a leverage ratio in excess of five percent as of December 31, 2016.

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

Effective December 19, 1992, the federal bank regulatory agencies adopted regulations which mandate a five‑tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk‑based capital ratio of 10%, a Tier 1 risk‑based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on the Company’s and each of the bank subsidiaries’ capital ratios as of December 31, 2016, the Company and each of the bank subsidiaries were classified as “well capitalized” under the applicable regulations. The new Basel III capital rules also revise the “prompt corrective action” regulations as discussed below under “Basel III Prompt Corrective Action.”

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

As of December 31, 2016, each of its bank subsidiaries was “well capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

FASB CECL ACCOUNTING STANDARD.  In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses.”  The accounting standards update amends existing standards for credit losses on financial assets.  The change in accounting standard requires that the expected credit losses on financial instruments held as of the end of the period be measured based on historical loss experience, current conditions and reasonable and supportable forecasts.  The accounting standard update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration.  The accounting standard change will be effective for the Company on January 1, 2020.  The change in accounting standards could result in an increase in the Company’s reserve for probable loan losses and require the Company to book loan losses more quickly; however, the Company is still evaluating the impact of the change.

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

COMMUNITY REINVESTMENT ACT (“CRA”).  Under the CRA, the FDIC is required to assess the record of each bank subsidiary to determine if the bank meets the credit needs of its entire community, including low and moderate‑income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. The FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. The Company’s bank subsidiaries conduct an award‑winning financial literacy program in their communities as part of their community outreach. Further, there are fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Each of the subsidiary banks of the Company received a “Satisfactory” CRA rating in its most recently completed examination. Financial institutions are evaluated under different CRA examinations procedures based upon their asset‑size classification, which asset thresholds are updated annually and were updated as of January 1, 2017. “Large institution” now means a bank with total assets of at least $1.221 billion for December 31 of both of the prior two calendar years and “intermediate small institution” means an institution with assets of at least $305 million and less than $1.221 billion as of December 31 of both of the prior two calendar years. Three of the Company’s subsidiary banks are “intermediate small institutions” and the flagship bank is a “large institution” under the new asset thresholds.  On July 15, 2016, the federal banking agencies issued revised “Interagency Questions and Answers Regarding Community Reinvestment” (“Questions and Answers”) to provide guidance to financial institutions and the public.  These Questions and Answers consolidate and supersede all previously published “Interagency Questions and Answers Regarding Community Reinvestment” and were effective immediately.

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

On July 22, 2016, the CFPB proposed major small dollar loan consumer protection regulations, including payday loans, vehicle title loans, and certain high-cost installment loans.  Two categories of loans are covered.  The first category includes loans with a term of 45 days or less or loans with multiple advances if each advance is required to be repaid within 45 days.  The second category includes loans with terms greater than 45 days, provided that they have an all-in annual percentage rate higher than 36 percent; and, either are repaid directly from the consumer’s account or income or are secured by the consumer’s vehicle.  The proposed rules focus on practices involving consumer’s ability to repay their loans and other practices related to withdrawing payments from consumers’ accounts.  Several types of consumer credit would be excluded, including:  loans extended solely to finance the purchase of a car or other consumer good in which the good secures the loan; home mortgages and other loans secured by real property or a dwelling if recorded or perfected; credit cards; student loans; non-recourse pawn loans; and overdraft services and lines of credit.

MILITARY LENDING ACT.  On July 22, 2015, the Department of Defense issued final amendments to the rule that implements the federal Military Lending Act.  The amended rule became effective October 3, 2015, but compliance for credit card accounts is not required until October 3, 2017.  The Department of Defense expanded the definition of “consumer credit” to include a much broader range of credit products, including some credit products offered by depository institutions.  The rule requires lenders to provide certain protections to borrowers who are covered under the rule.  For instance, lenders must cap the Military Annual Percentage Rule for covered credit products provided to covered borrowers at 36%.  Lenders must also provide certain disclosures and other protections to covered borrowers.  Although a lender can use any method to determine a borrower’s military status, the lender can obtain a safe harbor by verifying the borrower’s military status either through the Department of Defense Manpower Data Center or by using a consumer credit report that contains military status.

ELECTRONIC BANKING AND CYBER SECURITY.  In 2005, the Federal Financial Institutions Examination Council (the “FFIEC”) issued guidance entitled “Authentication in an Internet Banking Environment” (the “2005 Guidance”), which provided a risk management framework for financial institutions offering Internet‑based products and services to their customers. It required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. On June 29, 2011, the FDIC and the other FFIEC agencies supplemented the 2005 Guidance by specifying the FDIC’s supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicates that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. In September 2011, the Texas Bankers Electronic Crimes Task Force, formed by the Texas Banking Commissioner and the U.S. Secret Service, issued guidance entitled “Best Practices: Reducing the Risks of Corporate Account Takeovers.” In accordance with FDIC FIL‑2011, this guidance sets forth nineteen best practices to reduce the risk of corporate account takeover thefts. The Company’s subsidiary banks are required to comply with these guidelines and best practices. In 2014, in adherence to a presidential executive order, the National Institute of Standards and Technology (“NIST”) released a preliminary Framework for Approving Critical Infrastructure Cybersecurity. Banks will be expected to incorporate the NIST Cybersecurity Framework into their security frameworks which are also governed by FFIEC guidelines.  On October 26, 2016, the federal banking agencies proposed enhanced cyber risk management standards for large interconnected entities and their service providers.  The proposal establishes enhanced standards to increase the operational resilience of these entities and reduce the impact on the financial system in case of a cyber event experienced by one of these entities.  The standards address cyber risk governance, cyber risk management, internal dependency management, external dependency management, incident response, cyber resilience and situational awareness.  The enhanced standards would be implemented in a tiered manner, imposing more stringent standards on the systems of those entities that are critical to the functioning of the financial sector.

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

On November 3, 2014, the CFPB issued a final rule amending the 2013 mortgage rules by adopting an alternative definition of “small servicer” and amending the ability‑to‑repay rule exemption as applied to certain nonprofits, and also provides a limited, post‑consummation cure mechanism for the points and fees limit for qualified mortgages. On December 15, 2014, the CFPB proposed amendments to certain mortgage rules issued in 2013 relating to force‑placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X’s servicing provisions; and periodic statement requirements under Regulation Z’s servicing provisions. The proposed rule also addresses compliance when a consumer is in bankruptcy and makes technical corrections to several other provisions. On January 20, 2015, the CFPB issued a new final rule amending the 2013 TILA‑RESPA final rule extending the timing requirements for revised disclosures when consumers lock a rate or extend a rate lock after the Loan Estimate is provided and permitting certain language related to construction loans for transactions involving new construction.  Finally, on July 21, 2015, the CFPB issued another new final rule amending the 2013 TILA-RESPA final rule to further extend the effective date until October 3, 2015.  On August 15, 2016, the CFPB proposed making technical amendments regarding the integrated mortgage disclosure rules and guidance.  These amendments include:  creating tolerances for the total of payments;  adjusting a partial exemption for certain non-bearing subordinate lien transactions; providing a uniform rule for the application of integrated mortgage disclosure requirements to cooperating units; and providing guidance on sharing disclosures with various parties involved in the mortgage origination process.

On March 25, 2016, the CFPB requested comments on an interim final rule to expand the small creditors that are eligible under Regulation Z:  to originate balloon-payment qualified mortgages; and for an exemption from the requirements to establish an escrow account for higher-priced mortgages.  The affected rules are the January 2013 Escrows Final Rule, the 2013 Home Ownership and Equity Protection Act Final Rule, the January 2013 and May 2013 ability to repay Final Rule.  The interim final rule became effective on March 31, 2016.

On March 3, 2016, the CFPB established an application process under which a person may request to have an area designated as rural for the purposes of Federal consumer financial laws.  Previously, the CFPB designated rural areas for the purposes of certain Federal consumer financial laws relating to mortgage lending.  The CFPB began to accept applications on March 31, 2016.

On October 19, 2016, the CFPB amended certain mortgage rules issued in 2013.  This final rule clarifies, revises, or amends provisions regarding force-placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X’s servicing provisions; and prompt crediting and periodic statement requirements under Regulation Z’s servicing provisions.  The final rule also addresses compliance when a consumer is in bankruptcy and makes technical corrections to several other provisions.  Concurrently, the CFPB issued an interpretive rule relating to compliance with certain mortgage servicing rules.

In October 2016, the CFPB also issued a final rule amending the mortgage servicing rules.  The CFPB issued this interpretive rule under the Fair Debt Collection Practices Act (“FDCPA”) to clarify the interaction of the FDCPA and mortgage servicing rules.  This interpretive rule constitutes an advisory opinion under FDCPA section 813(e) and provides a safe harbor from liability for actions done or omitted    in good faith in conformity with the opinion.

On November 30, 2016, the CFPB, FRB, and OCC finalized amendments to the official interpretations that implement special appraisal requirements for “higher-risk mortgages” or “higher-priced mortgages.”  Under the interpretations when there is no annual percentage increase in the Consumer Price Index, the OCC, FRB and CFPB will not adjust the exemption threshold from the prior year.

DIVIDENDS.  The ability of the Company to pay dividends is largely dependent on the amount of cash derived from dividends declared by its bank subsidiaries. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital as discussed above. The ability of the Banks to pay dividends is restricted under Texas and Oklahoma law. A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. An Oklahoma bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Oklahoma Department of Banking.  The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice. At December 31, 2016, there was an aggregate of approximately $819,500,000 available for the payment of dividends to the Company by IBC, Commerce Bank, IBC‑Zapata and IBC‑Brownsville under the capital rules applicable as of December 31, 2016, assuming that each of such banks continues to be classified as “well capitalized.” Further, the Company could expend the entire $819,500,000 and continue to be classified as “well capitalized” under the capital rules applicable as of December 31, 2016. Note 20 of Notes to Consolidated Financial Statements of the Company in the 2016 Annual Report is incorporated herein by reference.

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

On January 20, 2017, the White House issued a memorandum to all executive departments and agency heads imposing “…a temporary moratorium on new agency regulations that are not compelled by Congress or public safety.”  Agencies are prohibited from sending any new regulations to the Office of the Federal Register (“OFR”) until a new agency head reviews and approves the regulation.  Regulations already submitted to the OFR but not yet published in the Federal Register must be withdrawn, and regulations already published in the Federal Register but not yet in effect must have their effective date postponed for 60 days.  “Guidance documents,” or agency policies and interpretations of statutory or regulatory issues, are also subject to the regulatory freeze.  The memorandum identifies regulations subject to statutory or judicial deadlines, and regulations that “affect critical health, safety, financial or national security matters,” as determined by the Office of Management and Budget (“OMB”) Director as exceptions.  It is not clear, though, whether the announced freeze on federal regulations applies, and certain “independent regulatory agency,” such as the CFPB, the OCC, the FRB, the FDIC, and the SEC may be excluded from that moratorium.

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

There are inherent risks associated with the Company’s lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management’s best estimate of loan losses in the loan portfolio at the relevant balance sheet date. The level of the allowance reflects management’s continuing evaluation of the specific credit risks, the Company’s historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge‑offs, based on judgments different than those of management. As a result, the Company’s allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company’s earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2016.

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

The Company relies on deposits, repurchase agreements, advances from the Federal Home Loan Bank (“FHLB”) of Dallas and other borrowings to fund its operations. The unavailability of such funds in the future could adversely impact the Company’s growth strategy, prospects and performance. The subsidiary banks have also historically relied on certificates of deposit. While the Company has reduced its reliance on certificates of deposit and has been successful in promoting its transaction and non‑transaction deposit products (demand deposit accounts, money market, savings and checking), jumbo deposits nevertheless constituted a large portion of total deposits at December 31, 2016. Jumbo deposits tend to be a more volatile source of funding. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time. The IRS rule that extends the reporting requirements for interest on deposits to nonresident alien individuals that applies to interest payments made on or after January 1, 2013, may result in deposit withdrawals by nonresident alien individuals who were not previously subject to the reporting requirements, including residents of Mexico.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. The decrease in earnings resulting from impairment charges could also negatively impact other performance measures; however, for regulatory purposes, goodwill is eliminated in calculating the Company’s regulatory ratios such as its regulatory capital ratios. We performed an annual goodwill impairment assessment as of October 1, 2016. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively and such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes.

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

As of December 31, 2016, we had approximately $160 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

The exercise of warrants in connection with our participation in the CPP could negatively impact the market price for our common stock.

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

Item 3.  Legal Proceedings

The Company and its bank subsidiaries are involved in various legal proceedings that are in various stages of litigation. Some of these actions allege “lender liability” claims on a variety of theories and claim substantial actual and punitive damages. The Company and its subsidiaries have determined, based on discussions with their counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to the consolidated financial position or results of operations of the Company and its subsidiaries. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 66 of the 2016 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2016 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	74	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
R. David Guerra	64	Vice President of the Company since 1986, President of IBC McAllen Branch and Director of IBC	1986
Imelda Navarro	59	Treasurer of the Company since 1982, President of IBC and Director of IBC	1982

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with the Company during the past five years.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 24 through 27 of Registrant’s 2016 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of Registrant’s 2016 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 27 of Registrant’s 2016 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 18 through 21 of Registrant’s 2016 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 29 through 81 of Registrant’s 2016 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 82 and 83 of Registrant’s 2016 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10‑K, an evaluation was carried out by the management of International Bancshares Corporation, (the “Company”) with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of the design and operation of the Company’s internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited the 2016 consolidated financial statements of the Company included in this Annual Report on Form 10‑K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Their report, which expresses an unqualified opinion, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

We have audited International Bancshares Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. International Bancshares Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of International Bancshares Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 27, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Dallas, TX

February 27, 2017

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders entitled “ELECTION OF DIRECTORS,” (ii) the portion of the Company’s definitive proxy statement entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) the portion of the Company’s definitive proxy statement entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” (iv) that portion of the Company’s definitive proxy statement entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and (v) Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of the Company’s definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference (i) that portion of the Company’s definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company’s definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Documents

1.The consolidated financial statements of the Company and subsidiaries are incorporated into Item 8 of this report by reference from the 2016 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2016 and 2015

Statements of Income for the years ended December 31, 2016, 2015 and 2014
Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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

(3)(g)*

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

(10d)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan, filed by Registrant on Form DEF 14A with the Securities and Exchange Commission on April 17, 2008, SEC File No. 09439.
(10e)*+	—International Bancshares Corporation Long‑Term Restricted Stock Unit Plan, filed by Registrant on Form 8‑K with the Securities and Exchange Commission on December 12, 2009, SEC File No. 09439.
(10f)*+

—2012 International Bancshares Corporation Stock Option Plan incorporated herein by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2012.

(10g)*+

—International Bancshares Corporation 2013 Management Incentive Plan incorporated herein by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2013.

(13)**	—International Bancshares Corporation 2016 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 27, 2017
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101++	—Interactive Data File

*Previously filed

+Executive Compensation Plans and Arrangements

**Deemed filed only with respect to those portions thereof incorporated herein by reference

++Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2016, 2015 and 2014 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2016 and 2015, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 27, 2017

/s/ Imelda Navarro Imelda Navarro	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2017
/s/ Javier de anda Javier de Anda	Director	February 27, 2017
/s/ Irving Greenblum Irving Greenblum	Director	February 27, 2017

/s/ R. David Guerra R. David Guerra	Director	February 27, 2017

/s/ Doug Howland Doug Howland	Director	February 27, 2017

/s/ Peggy J. Newman Peggy J. Newman	Director	February 27, 2017

/s/ Larry Norton Larry Norton	Director	February 27, 2017
/s/ Roberto resendez Roberto Resendez	Director	February 27, 2017
/s/ Leonardo Salinas Leonardo Salinas	Director	February 27, 2017

/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 27, 2017

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2016 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 22, 2017
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 101—	Interactive Data File