Form 10-Q
period 2017-03-31
INTERNATIONAL BANCSHARES CORP
filed 2017-05-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,054,405 shares outstanding at May 3, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$297,805	$269,198
Investment securities:
Held to maturity (Market value of $2,400 on March 31, 2017 and $2,400 on December 31, 2016)	2,400	2,400
Available for sale (Amortized cost of $4,289,526 on March 31, 2017 and $4,218,841 on December 31, 2016)	4,267,644	4,177,349
Total investment securities	4,270,044	4,179,749
Loans	6,009,503	5,964,688
Less allowance for probable loan losses	(64,186)	(64,661)
Net loans	5,945,317	5,900,027
Bank premises and equipment, net	524,652	527,583
Accrued interest receivable	30,125	32,172
Other investments	523,821	517,162
Identified intangible assets, net	—	25
Goodwill	282,532	282,532
Other assets	91,562	95,593
Total assets	$11,965,858	$11,804,041

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,355,368	$3,158,051
Savings and interest bearing demand	3,286,307	3,203,728
Time	2,222,643	2,248,310
Total deposits	8,864,318	8,610,089
Securities sold under repurchase agreements	309,777	504,985
Other borrowed funds	763,000	733,375
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	119,788	70,509
Total liabilities	10,217,299	10,079,374
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,969,894 shares on March 31, 2017 and 95,910,143 shares on December 31, 2016	95,970	95,910
Surplus	170,519	169,567
Retained earnings	1,788,174	1,777,963
Accumulated other comprehensive (loss) income (including $0 on March 31, 2017 and $(3,287) on December 31, 2016 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	(13,931)	(26,697)
	2,040,732	2,016,743
Less cost of shares in treasury, 29,937,205 shares on March 31, 2017 and 29,934,675 on December 31, 2016	(292,173)	(292,076)
Total shareholders’ equity	1,748,559	1,724,667
Total liabilities and shareholders’ equity	$11,965,858	$11,804,041

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans, including fees	$75,401	$74,251
Investment securities:
Taxable	19,006	20,120
Tax-exempt	2,491	2,647
Other interest income	83	39
Total interest income	96,981	97,057

Interest expense:
Savings deposits	1,289	961
Time deposits	2,376	2,574
Securities sold under repurchase agreements	3,068	5,559
Other borrowings	1,263	627
Junior subordinated deferrable interest debentures	1,250	1,096

Total interest expense	9,246	10,817

Net interest income	87,735	86,240

Provision for probable loan losses	1,700	9,134

Net interest income after provision for probable loan losses	86,035	77,106

Non-interest income:
Service charges on deposit accounts	17,906	18,110
Other service charges, commissions and fees
Banking	10,385	10,377
Non-banking	1,335	1,297
Investment securities transactions, net	927	(133)
Other investments, net	4,268	7,851
Other income	2,894	3,429

Total non-interest income	$37,715	$40,931

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Non-interest expense:
Employee compensation and benefits	$32,730	$30,783
Occupancy	5,991	6,166
Depreciation of bank premises and equipment	6,227	6,180
Professional fees	3,716	3,293
Deposit insurance assessments	390	1,493
Net expense, other real estate owned	914	878
Amortization of identified intangible assets	25	32
Advertising	2,268	2,105
Early termination fee—securities sold under repurchase agreements	5,765	—
Software and software maintenance	3,791	3,311
Impairment charges (Total other-than-temporary impairment charges, $0 and $32, net of $(156), included in other comprehensive loss)	—	124
Other	13,809	13,553

Total non-interest expense	75,626	67,918

Income before income taxes	48,124	50,119

Provision for income taxes	16,120	17,135

Net income	$32,004	$32,984

Basic earnings per common share:

Weighted average number of shares outstanding	65,994,201	66,014,114
Net income	$0.48	$0.50

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,747,499	66,118,082
Net income	$0.48	$0.50

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$32,004	$32,984
Other comprehensive income (loss), net of tax:

Net unrealized holding gains on securities available for sale arising during period (net of tax effects of $7,198 and $15,254)	13,369	28,328
Reclassification adjustment for (gains) losses on securities available for sale included in net income (net of tax effects of $(324), and $47)	(603)	86
Reclassification adjustment for impairment charges on available for sale securities included in net income (net of tax effects of $0, and $43)	—	81
	12,766	28,495

Comprehensive income	$44,770	$61,479

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:

Net income	$32,004	$32,984

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	1,700	9,134
Specific reserve, other real estate owned	45	47
Depreciation of bank premises and equipment	6,227	6,180
Gain on sale of bank premises and equipment	(15)	(22)
(Gain) loss on sale of other real estate owned	(4)	40
Accretion of investment securities discounts	(120)	(121)
Amortization of investment securities premiums	7,021	6,132
Investment securities transactions, net	(927)	133
Impairment charges on available for sale securities	—	124
Amortization of identified intangible assets	25	32
Stock based compensation expense	268	285
Earnings from affiliates and other investments	(2,890)	(3,223)
Deferred tax expense	229	1,250
Increase in accrued interest receivable	2,047	2,022
Decrease in other assets	3,794	4,275
Net increase in other liabilities	14,990	7,100

Net cash provided by operating activities	64,394	66,372

Investing activities:

Proceeds from sales and calls of available for sale securities	121,549	38,661
Purchases of available for sale securities	(385,594)	(319,660)
Principal collected on mortgage backed securities	187,386	180,342
Net increase in loans	(46,999)	(159)
Purchases of other investments	(2,903)	(759)
Distributions from other investments	4,557	4,162
Purchases of bank premises and equipment	(3,962)	(4,941)
Proceeds from sales of bank premises and equipment	681	22
Proceeds from sales of other real estate owned	205	1,354

Net cash used in investing activities	$(125,080)	$(100,978)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Financing activities:

Net increase in non-interest bearing demand deposits	$197,317	$27,029
Net increase in savings and interest bearing demand deposits	82,579	97,067
Net decrease in time deposits	(25,667)	(46,616)
Net decrease in securities sold under repurchase agreements	(195,208)	(43,510)
Net increase (decrease) in other borrowed funds	29,625	(6,100)
Purchase of treasury stock	(97)	(7,959)
Proceeds from stock transactions	744	112

Net cash provided by financing activities	89,293	20,023

Increase (decrease) in cash and cash equivalents	28,607	(14,583)

Cash and cash equivalents at beginning of year	269,198	273,053

Cash and cash equivalents at end of year	$297,805	$258,470

Supplemental cash flow information:
Interest paid	$10,411	$11,132
Income taxes paid	—	100
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	9	1,161
Dividends declared, not yet paid on common stock	$21,793	$19,123

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has five active operating subsidiaries, namely, the bank subsidiaries, known as International Bank of Commerce, Laredo, Commerce Bank, International Bank of Commerce, Zapata,  International Bank of Commerce, Brownsville and International Bank of Commerce, Oklahoma. The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), FASB ASC 280, “Segment Reporting,” in determining its reportable segments and related disclosures.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2017 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$3,990,143	$—	$3,990,143	$—
States and political subdivisions	249,630	—	249,630	—
Equity Securities	27,871	27,871	—	—
	$4,267,644	$27,871	$4,239,773	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2016 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage - backed securities	$3,894,470	$—	$3,876,865	$17,605
States and political subdivisions	254,972	—	254,972	—
Equity Securities	27,907	27,907	—	—
	$4,177,349	$27,907	$4,131,837	$17,605

Investment securities available-for-sale are classified within Level 2 and Level 3 of the valuation hierarchy, with the exception of certain equity investments that are classified within Level 1.  For investments classified as Level 2 in the fair value hierarchy, the Company obtains fair value measurements for investment securities from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  For the year ended December 31, 2016, investment securities classified as Level 3 are non-agency mortgage-backed securities.  The non-agency mortgage-backed securities that were held by the Company are traded in inactive markets and markets that have experienced significant decreases in volume and level of activity, as evidenced by few recent transactions, a significant decline or absence of new issuances, price quotations that are not based on comparable securities transactions and wide bid-ask spreads among other factors.  As a result of the inability to use quoted market prices to determine fair value for these securities, the Company determined that fair value, as determined by Level 3 inputs in the fair value hierarchy, was more appropriate for financial reporting and more consistent with the expected performance of the investments.  For the investments classified within Level 3 of the fair value hierarchy, the Company used a discounted cash flow model to determine fair value.  Inputs in the model included both historical performance and expected future performance based on information currently available.  The non-agency mortgage-backed securities were sold in the first quarter of 2017.

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2016	$17,605
Principal paydowns	(798)
Sales of available for sale securities	(21,904)
Reclassification of unrealized gains (losses) included in other comprehensive loss due to sale	5,097
Balance at March 31, 2017	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2017 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	March 31,	Assets	Inputs	Inputs	During
	2017	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$13,168	$—	$—	$13,168	$913
Other real estate owned	251	—	—	251	45

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2016 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2016	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$38,794	$—	$—	$38,794	$19,699
Other real estate owned	9,445	—	—	9,445	2,351

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of March 31, 2017, the Company had $33,603,000 of impaired commercial collateral dependent loans, of which $25,157,000 had an appraisal performed within the immediately preceding twelve months, and of which $2,019,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2016, the Company had $38,108,000 of impaired commercial collateral dependent loans, of which $26,162,000 had an appraisal performed within the immediately preceding twelve months and of which $6,836,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2017 and the twelve months ended December 31, 2016, respectively, the Company recorded $0 and $381,000 in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2017 and the twelve months ended December 31, 2016, respectively, the Company recorded $45,000 and $2,351,000 in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2017 and December 31, 2016 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2017, and December 31, 2016, the carrying amount of fixed-rate performing loans was $1,398,641,000 and $1,411,272,000 respectively, and the estimated fair value was $1,360,095,000 and $1,375,807,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2017 and December 31, 2016.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At March 31, 2017 and December 31, 2016, the carrying amount of time deposits was $2,222,643,000 and $2,248,310,000, respectively, and the estimated fair value was $2,222,058,000 and $2,247,648,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2017 and December 31, 2016.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  At March 31, 2017 and December 31, 2016, the carrying amount of long-term repurchase agreements was $100,000,000 and $300,000,000, respectively, and the estimated fair value was $97,269,000 and $289,324,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2017 and December 31, 2016.

Other Borrowed Funds

The Company currently has short-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2017 and December 31, 2016.

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

Note 3 — Loans

A summary of loans, by loan type at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in Thousands)
Commercial, financial and agricultural	$2,966,963	$2,993,203
Real estate - mortgage	1,047,015	1,032,222
Real estate - construction	1,778,282	1,716,875
Consumer	53,614	55,168
Foreign	163,629	167,220
Total loans	$6,009,503	$5,964,688

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended March 31, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$25,649	$13,889	$16,731	$806	$2,455	$3,716	$531	$884	$64,661
Losses charged to allowance	(2,735)	—	—	—	(31)	(105)	(121)	—	(2,992)
Recoveries credited to allowance	699	1	58	—	5	24	16	14	817
Net (losses) recoveries charged to allowance	(2,036)	1	58	—	(26)	(81)	(105)	14	(2,175)

Provision charged to operations	2,240	(101)	(68)	12	(38)	(449)	78	26	1,700

Balance at March 31,	$25,853	$13,789	$16,721	$818	$2,391	$3,186	$504	$924	$64,186

	Three Months Ended March 31, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$21,431	$13,920	$19,769	$1,248	$3,509	$5,321	$638	$1,152	$66,988
Losses charged to allowance	(19,071)	—	(47)	(180)	(7)	(169)	(101)	—	(19,575)
Recoveries credited to allowance	5,143	4	11	—	3	38	37	1	5,237
Net (losses) recoveries charged to allowance	(13,928)	4	(36)	(180)	(4)	(131)	(64)	1	(14,338)

Provision charged to operations	18,280	(3,054)	(2,759)	(158)	(1,136)	(1,770)	(44)	(225)	9,134

Balance at March 31,	$25,783	$10,870	$16,974	$910	$2,369	$3,420	$530	$928	$61,784

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The decrease in the provision for probable loan losses charged to expense for the three months ended March 31, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  The Company uses a three year historical charge-off experience in the calculation.  As discussed in prior periods, charge-offs have increased due to deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  As those charge-offs begin to be eliminated from the historical experience, the allowance for probable loan losses will be impacted.  The increase in losses charged to the allowance for probable loan losses for the three months ended March 31, 2016 can be attributed to further deterioration in a previously identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly, resulting in a further charge-down of the relationship of approximately $16.8 million, which is included in the losses charged to the allowance in the commercial category in the table detailing the three months ended March 31, 2016 activity.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$21,336	$277	$842,857	$25,576
Commercial real estate: other construction & land development	3,587	319	1,774,695	13,470
Commercial real estate: farmland & commercial	7,997	863	1,949,675	15,858
Commercial real estate: multifamily	532	—	144,566	818
Residential: first lien	6,590	44	411,944	2,347
Residential: junior lien	968	—	627,513	3,186
Consumer	1,246	—	52,368	504
Foreign	757	—	162,872	924

Total	$43,013	$1,503	$5,966,490	$62,683

	December 31, 2016
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$22,412	$—	$887,255	$25,649
Commercial real estate: other construction & land development	4,776	371	1,712,099	13,518
Commercial real estate: farmland & commercial	10,810	546	1,932,260	16,185
Commercial real estate: multifamily	552	—	139,914	806
Residential: first lien	6,836	44	415,068	2,411
Residential: junior lien	978	—	609,340	3,716
Consumer	1,295	—	53,873	531
Foreign	746	—	166,474	884

Total	$48,405	$961	$5,916,283	$63,700

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Domestic
Commercial	$21,294	$22,369
Commercial real estate: other construction & land development	3,587	4,776
Commercial real estate: farmland & commercial	5,532	8,314
Commercial real estate: multifamily	532	552
Residential: first lien	424	655
Residential: junior lien	166	166
Consumer	42	26
Foreign	390	387
Total non-accrual loans	$31,967	$37,245

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,159	$2,288	$278	$1,165	$—
Commercial real estate: other construction & land development	970	986	319	1,299	—
Commercial real estate: farmland & commercial	1,325	2,465	863	1,820	—
Residential: first lien	62	62	44	62	—
Total impaired loans with related allowance	$3,516	$5,801	$1,504	$4,346	$—

	March 31, 2017
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$20,177	$47,901	$20,789	$1
Commercial real estate: other construction & land development	2,617	2,705	2,683	—
Commercial real estate: farmland & commercial	6,672	7,529	6,751	28
Commercial real estate: multifamily	532	547	539	—
Residential: first lien	6,528	6,605	6,558	79
Residential: junior lien	968	992	972	12
Consumer	1,246	1,246	1,246	—
Foreign	757	757	748	4
Total impaired loans with no related allowance	$39,497	$68,282	$40,286	$124

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial real estate: other construction & land development	$1,958	$1,971	$371	$2,512	$—
Commercial real estate: farmland & commercial	2,808	3,948	546	3,247	—
Commercial real estate: multifamily	62	62	44	62	—
Total impaired loans with related allowance	$4,828	$5,981	$961	$5,821	$—

	December 31, 2016
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$21,412	$50,737	$19,354	$3
Commercial real estate: other construction & land development	2,818	4,419	2,336	67
Commercial real estate: farmland & commercial	8,002	9,054	8,523	110
Commercial real estate: multifamily	552	562	401	—
Residential: first lien	6,774	6,847	6,860	298
Residential: junior lien	978	1,017	1,011	52
Consumer	1,295	1,295	1,214	1
Foreign	746	746	751	16
Total impaired loans with no related allowance	$42,577	$74,677	$40,450	$547

The following table details key information regarding the Company’s impaired loans by loan class at March 31, 2016:

	March 31, 2016
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$4,017	$—
Commercial real estate: other construction & land development	165	—
Commercial real estate: farmland & commercial	6,120	26
Total impaired loans with related allowance	$10,302	$26

	March 31, 2016
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$21,051	$1
Commercial real estate: other construction & land development	6,296	25
Commercial real estate: farmland & commercial	7,590	—
Commercial real estate: multifamily	168	—
Residential: first lien	6,340	71
Residential: junior lien	1,036	15
Consumer	1,210	—
Foreign	747	4
Total impaired loans with no related allowance	$44,438	$116

A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss, and management of the Company recognizes the risks associated with these impaired loans, however, management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that emphasize secured lending with strong collateral positions and guarantor support.  Management is likewise confident the reserve for probable loan losses is adequate.  The Company has no direct exposure to sub-prime loans in its loan portfolio, but the sub-prime crisis has affected the credit markets on a national level, and as a result, the Company has experienced an increasing amount of impaired loans; however, management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class.  Loans accounted for as troubled debt restructuring are included in impaired loans.

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Domestic
Commercial	$10,113	$10,710
Commercial real estate: other construction & land development	—	—
Commercial real estate: farmland & commercial	3,055	3,086
Residential: first lien	6,166	6,181
Residential: junior lien	803	812
Consumer	1,204	1,269
Foreign	367	360

Total troubled debt restructuring	$21,708	$22,418

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2017 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2017 and December 31, 2016:

	March 31, 2017
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,048	$796	$20,604	$781	$24,448	$839,745	$864,193
Commercial real estate: other construction & land development	2,659	375	1,693	6	4,727	1,773,555	1,778,282
Commercial real estate: farmland & commercial	1,406	1,290	6,233	3,104	8,929	1,948,743	1,957,672
Commercial real estate: multifamily	—	—	532	—	532	144,566	145,098
Residential: first lien	2,960	933	4,677	4,296	8,570	409,964	418,534
Residential: junior lien	739	30	500	343	1,269	627,212	628,481
Consumer	516	94	367	329	977	52,637	53,614
Foreign	2,832	638	512	122	3,982	159,647	163,629
Total past due loans	$14,160	$4,156	$35,118	$8,981	$53,434	$5,956,069	$6,009,503

	December 31, 2016
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,081	$829	$21,123	$392	$26,033	$883,634	$909,667
Commercial real estate: other construction & land development	1,502	396	4,456	9	6,354	1,710,521	1,716,875
Commercial real estate: farmland & commercial	3,454	3,054	6,150	289	12,658	1,930,412	1,943,070
Commercial real estate: multifamily	44	—	552	—	596	139,870	140,466
Residential: first lien	5,615	1,350	4,143	3,756	11,108	410,796	421,904
Residential: junior lien	762	178	540	382	1,480	608,838	610,318
Consumer	910	95	413	387	1,418	53,750	55,168
Foreign	931	425	397	11	1,753	165,467	167,220
Total past due loans	$17,299	$6,327	$37,774	$5,226	$61,400	$5,903,288	$5,964,688

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2017 and December 31, 2016 is as follows:

		March 31, 2017
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$688,694	$35,310	$38,253	$80,600	$21,336
Commercial real estate: other construction & land development	1,711,225	923	—	62,547	3,587
Commercial real estate: farmland & commercial	1,809,418	7,496	59,718	73,043	7,997
Commercial real estate: multifamily	144,566	—	—	—	532
Residential: first lien	411,333	44	—	567	6,590
Residential: junior lien	627,363	150	—	—	968
Consumer	52,368	—	—	—	1,246
Foreign	162,872	—	—	—	757
Total	$5,607,839	$43,923	$97,971	$216,757	$43,013

		December 31, 2016
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$720,350	$90,746	$1,121	$75,038	$22,412
Commercial real estate: other construction & land development	1,648,633	1,986	—	61,480	4,776
Commercial real estate: farmland & commercial	1,792,542	7,983	59,872	71,863	10,810
Commercial real estate: multifamily	139,914	—	—	—	552
Residential: first lien	413,638	814	—	616	6,836
Residential: junior lien	609,190	150	—	—	978
Consumer	53,873	—	—	—	1,295
Foreign	166,474	—	—	—	746
Total	$5,544,614	$101,679	$60,993	$208,997	$48,405

The decrease in Special Review credits for March 31, 2017 compared to December 31, 2016 can be attributed to a large pay down received on a relationship secured mainly by marine transportation equipment and petroleum products and by the reclassification of a relationship secured by equipment used in oil and gas production from Special Review to the Pass category.  The increase in Watch-List pass credits for March 31, 2017 compared to December 31, 2016 can be attributed to a relationship in the oil and gas production business being reclassified from Pass to Watch-List Pass.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2017, 206,100 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the three months ended March 31, 2017 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2016	800,502	$19.43
Plus: Options granted	—	—
Less:
Options exercised	59,751	12.40
Options expired	—	—
Options forfeited	9,213	19.28
Options outstanding at March 31, 2017	731,538	20.00	6.03	$11,263

Options fully vested and exercisable at March 31, 2017	261,936	$18.73	5.24	$4,367

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2017 and March 31, 2016 was approximately $268,000 and $285,000, respectively.  As of March 31, 2017, there was approximately $2,054,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.6 years.

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

The amortized cost and estimated fair value by type of investment security at March 31, 2017 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,022,345	$19,789	$(51,991)	$3,990,143	$3,990,143
Obligations of states and political subdivisions	239,106	10,820	(296)	249,630	249,630
Equity securities	28,075	278	(482)	27,871	27,871
Total investment securities	$4,289,526	$30,887	$(52,769)	$4,267,644	$4,267,644

(1)

Included in the carrying value of residential mortgage-backed securities are $799,348 of mortgage-backed securities issued by Ginnie Mae and $3,190,795 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2016 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,946,144	$18,246	$(69,920)	$3,894,470	$3,894,470
Obligations of states and political subdivisions	244,622	10,783	(433)	254,972	254,972
Equity securities	28,075	314	(482)	27,907	27,907
Total investment securities	$4,218,841	$29,343	$(70,835)	$4,177,349	$4,177,349

(1)

Included in the carrying value of residential mortgage-backed securities are $850,033 of mortgage-backed securities issued by Ginnie Mae, $3,026,832 of mortgage-backed securities issued by Fannie Mae and Freddie Mac and $17,605 issued by non-government entities.

The amortized cost and estimated fair value of investment securities at March 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	1,939	2,025
Due after ten years	—	—	237,167	247,605
Residential mortgage-backed securities	—	—	4,022,345	3,990,143
Equity securities	—	—	28,075	27,871
Total investment securities	$2,400	$2,400	$4,289,526	$4,267,644

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

The amortized cost and fair value of available-for-sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,485,349,000 and $1,468,592,000, respectively, at March 31, 2017.

Proceeds from the sale and calls of securities available-for-sale were $121,549,000 for the three months ended March 31, 2017, which included $116,335,000 of mortgage-backed securities. Gross gains of $1,176,000 and gross losses of $249,000 were realized on the sales for the three months ended March 31, 2017.  Proceeds from the sale of securities available-for-sale were $38,661,000 for the three months ended March 31, 2016, which included $38,341,000 of mortgage-backed securities. Gross gains of $4 and gross losses of $137,000 were realized on the sales for the three months ended March 31, 2016.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,429,619	$(41,397)	$364,014	$(10,594)	$2,793,633	$(51,991)
Obligations of states and political subdivisions	21,991	(296)	—	—	21,991	(296)
Equity securities	14,066	(184)	5,452	(298)	19,518	(482)
	$2,465,676	$(41,877)	$369,466	$(10,892)	$2,835,142	$(52,769)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,513,872	$(52,245)	$396,695	$(17,675)	$2,910,567	$(69,920)
Obligations of states and political subdivisions	31,104	(433)	—	—	31,104	(433)
Equity securities	14,066	(184)	5,452	(298)	19,518	(482)
	$2,559,042	$(52,862)	$402,147	$(17,973)	$2,961,189	$(70,835)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008, and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  The Company had a small investment in non-agency residential mortgage-backed securities that have additional market volatility beyond economically induced interest rate events, which were sold in the first quarter of 2017.  The Company concluded that the investments in non-agency residential mortgage-backed securities were other-than-temporarily impaired due to both credit and other than credit issues for the three months ended March 31, 2016.  Impairment charges of $124,000 ($80,600, after tax) were recorded for the three months ended March 31, 2016. The impairment charge represents the credit related impairment on the securities.

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

The following tables present a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the three months ended March 31, 2017 and March 31, 2016 (Dollars in Thousands):

Balance at December 31, 2016	$13,931
Sale of other-than-temprarily impaired available-for-sale securities during period	(13,931)
Balance at March 31, 2017	$—

Balance at December 31, 2015	$13,577
Impairment charges recognized during period	124
Balance at March 31, 2016	$13,701

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2017, other borrowed funds totaled $763,000,000, an increase of 4.0% from $733,375,000 at December 31, 2016.  The increase in borrowings can be attributed to cash needs to fund daily operations, purchases of available for sale securities and the termination of a portion of the lead bank subsidiary’s long-term outstanding repurchase agreements.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of March 31, 2017 and December 31, 2016, the principal amount of debentures outstanding totaled $160,416,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2017 and December 31, 2016, the total $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2017:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	4.49%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	4.07%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	2.62%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	2.68%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	2.62%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	2.50%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

In connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”) in 2008, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share. The term of the Warrant is ten years and was immediately exercisable. The Warrant is included as a component of Tier 1 capital. On June 12, 2013, the U. S. Treasury sold the Warrant to a third party. As of May 3, 2017, the Warrant is still outstanding, but expires on December 23, 2018. Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $.33 per semi‑annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.33 per share on April 17, 2017 to all holders of record on April 3, 2017.  The Company paid cash dividends to the common shareholders of $.29 per share on April 18, 2016 to all holders of record on April 1, 2016.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months, and on April 3, 2017, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2017. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. During the first quarter of 2017, the Company’s Board of Directors adopted a Rule 10b5‑1 plan and intends to adopt additional Rule 10b5‑1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy. During the term of a 10b5‑1 plan, purchases of common stock are automatic to the extent the conditions of the 10b5‑1 plan’s trading instructions are met. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of May 3, 2017, a total of 9,243,774 shares had been repurchased under all programs at a cost of $271,216,000. The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5‑1 plans. The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of March 31, 2017, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 17.05% on March 31, 2017 and 16.95% on December 31, 2016.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.15% and 13.91%, risk-weighted Tier 1 capital ratio of 18.78% and 18.68% and risk-weighted total capital ratio of 19.56% and 19.47% at March 31, 2017 and December 31, 2016, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2017, the total of $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of March 31, 2017, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of March 31, 2017 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2017, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or any future period.

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
•

Changes in U.S.—Mexico trade, including, without limitation, reductions in border crossings and commerce resulting from the Homeland Security Programs called “US‑VISIT,” which is derived from Section 110 of the Illegal Immigration Reform and Immigrant Responsibility Act of 1996, or the possible imposition of tariffs on imported goods.

•

The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report to the IRS deposit interest payments made to nonresident alien individuals.

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

•

Greater than expected costs or difficulties related to the development and integration of new products and lines of business, including the restrictions of arbitration clauses by the CFPB related to the CFPB proposal to restrict such clauses.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 192 facilities and 297 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns one insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.  The sales team of each of the Company’s bank subsidiaries aims to match the right mix of products and services to each customer to best serve the customer’s needs.  That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis.  The bank subsidiaries have various compensation plans, including incentive based compensation, for fairly compensating employees.  The bank subsidiaries also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

			Percent Increase
	March 31, 2017	December 31, 2016	(Decrease)
	(Dollars in Thousands)
Assets	$11,965,858	$11,804,041	1.4%
Net loans	5,945,317	5,900,027	0.8
Deposits	8,864,318	8,610,089	3.0
Other borrowed funds	763,000	733,375	4.0
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,748,559	1,724,667	1.4

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)
Interest income	$96,981	$97,057	(0.1)%
Interest expense	9,246	10,817	(14.5)
Net interest income	87,735	86,240	1.7
Provision for probable loan losses	1,700	9,134	(81.4)
Non-interest income	37,715	40,931	(7.9)
Non-interest expense	75,626	67,918	11.3
Net income	32,004	32,984	(3.0)%

Per common share:
Basic	$.48	$.50	(4.0)%
Diluted	.48	.50	(4.0)

Net Income

Net income for the three months ended March 31, 2017 decreased by 3.0% compared to the same period of 2016.  Net income for the three months ended March 31, 2017 was positively impacted by a decrease in the provision for loan losses of $7.4 million, $4.8 million after tax, compared to the same period of 2016 as a result of a decrease in the historical loss experience in the commercial category of the allowance for probable loan loss calculation.  The Company uses a three year historical charge-off experience in the calculation.  As discussed in prior periods, charge-offs have increased due to deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  As those charge-offs begin to be eliminated from the historical experience, the allowance for probable loan losses will be impacted.  Net income for the same period in 2017 was negatively impacted by a charge of $5.8 million, $3.7 million after tax, taken by the lead bank subsidiary in connection with the termination of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.  Net income for the three months ended March 31, 2016 was positively impacted by the sale of two investments by a merchant banking entity in which the Company holds a majority interest and was negatively impacted by an increase in the provision for probable loan losses during the period as a result of an increase in the portion of the allowance for probable loan losses calculated based on actual historical experience in the commercial loan category of the Company’s loan portfolio and losses charged to the allowance for probable loan losses attributable to further deterioration of a previously identified relationship secured by multiple pieces of transportation equipment.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)
Interest Income:
Loans, including fees	$75,401	$74,251	1.5%
Investment securities:
Taxable	19,006	20,120	(5.5)
Tax-exempt	2,491	2,647	(5.9)
Other interest income	83	39	112.8

Total interest income	96,981	97,057	(0.1)

Interest expense:
Savings deposits	1,289	961	34.1
Time deposits	2,376	2,574	(7.7)
Securities sold under Repurchase agreements	3,068	5,559	(44.8)
Other borrowings	1,263	627	101.4
Junior subordinated interest deferrable debentures	1,250	1,096	14.1

Total interest expense	9,246	10,817	(14.5)

Net interest income	$87,735	$86,240	1.7%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 39 for the March 31, 2017 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)

Service charges on deposit accounts	$17,906	$18,110	(1.1)%
Other service charges, commissions and fees
Banking	10,385	10,377	0.1
Non-banking	1,335	1,297	2.9
Investment securities transactions, net	927	(133)	797.0
Other investments, net	4,268	7,851	(45.6)
Other income	2,894	3,429	(15.6)
Total non-interest income	$37,715	$40,931	(7.9)%

Total non-interest income decreased 7.9% for the three months ended March 31, 2017 compared to the same period of 2016. Non-interest income for the three months ended March 31, 2016 was positively impacted by the sale of two investments by the merchant banking entities in which the Company holds an equity interest, resulting in income of approximately $2.4 million included in other investments in the table above.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)

Employee compensation and benefits	$32,730	$30,783	6.3%
Occupancy	5,991	6,166	(2.8)
Depreciation of bank premises and equipment	6,227	6,180	0.8
Professional fees	3,716	3,293	12.8
Deposit insurance assessments	390	1,493	(73.9)
Net expense, other real estate owned	914	878	4.1
Amortization of identified intangible assets	25	32	(21.9)
Advertising	2,268	2,105	7.7
Early termination fee—securities sold under repurchase agreements	5,765	—	100.0
Software and software maintenance	3,791	3,311	14.5
Impairment charges (Total other-than-temporary impairment charges, $0 and $32, net of $(156), included in other comprehensive loss)	—	124	(100.0)
Other	13,809	13,553	1.9

Total non-interest expense	$75,626	$67,918	11.3

Non-interest expense increased 11.3% for the three months ended March 31, 2017 compared to the same period of 2016.  The increase in non-interest expense in 2017 can be primarily attributed to a charge taken by the Company’s lead bank subsidiary of $5.8 million to terminate $200 million ofits long-term repurchase agreements outstanding in order to help manage its long term funding costs.  The terminations of the portfolio of long-term repurchase agreements have been done periodically beginning in 2014. A total of $900 million in long-term repurchase agreements have been terminated since 2014.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 0.7% to $64,186,000 at March 31, 2017 from $64,661,000 at December 31, 2016.  The provision for probable loan losses charged to expense decreased 81.4% to $1,700,000 for the three months ended March 31, 2017 compared to $9,134,000 for the three months ended March 31, 2016.  The decrease in the provision for probable loan losses charged to expense for the three months ended March 31, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  The Company uses a three year historical charge-off experience in the calculation.  As discussed in prior periods, charge-offs have increased due to deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  As those charge-offs begin to be eliminated from the historical experience, the allowance for probable loan losses will be impacted.  The allowance for probable loan losses was 1.06% and 1.08% of total loans at March 31, 2017 and December 31, 2016, respectively.

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

Loans

Net loans increased by 0.7% to $6,009,503,000 at March 31, 2017, from $5,964,688,000 at December 31, 2016.

Deposits

Deposits increased by 2.9% to $8,864,318,000 at March 31, 2017, from $8,610,089,000 at December 31, 2016.  Although deposits at March 31, 2017 increased from December 31, 2016 and the Company has experienced growth in deposits over the last few years, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On March 31, 2017, the Company had $11,965,858,000 of consolidated assets, of which approximately $163,629,000, or 1.4%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $167,220,000, or 1.4%, at December 31, 2016.  Of the $163,629,000, 85.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 14.0% is secured by foreign real estate or other assets; and 0.8% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2017 and 2016 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short-term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available for sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold or sold under agreements to repurchase, to provide immediate liquidity.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2017, shareholders’ equity was $1,748,559,000 compared to $1,724,667,000 at December 31, 2016.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of cash dividends to common shareholders and a decrease in comprehensive loss.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2016.  Management believes, as of March 31, 2017, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 17.05% on March 31, 2017 and 16.95% on December 31, 2016.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.15% and 13.91%, risk-weighted Tier 1 capital ratio of 18.78% and 18.68% and risk-weighted total capital ratio of 19.56% and 19.47% at March 31, 2017 and December 31, 2016, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2017, the total of $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of March 31, 2017, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of March 31, 2017 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2017, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2017 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2017	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$280,682	$881,447	$2,855,742	$252,173	$4,270,044
Loans, net of non-accruals	4,597,715	185,772	321,865	872,184	5,977,536

Total earning assets	$4,878,397	$1,067,219	$3,177,607	$1,124,357	$10,247,580

Cumulative earning assets	$4,878,397	$5,945,616	$9,123,223	$10,247,580

Rate sensitive liabilities

Time deposits	$957,195	$1,079,225	$186,125	$98	$2,222,643
Other interest bearing deposits	3,286,307	—	—	—	3,286,307
Securities sold under repurchase agreements	197,453	112,324	—	—	309,777
Other borrowed funds	763,000	—	—	—	763,000
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$5,364,371	$1,191,549	$186,125	$98	$6,742,143

Cumulative sensitive liabilities	$5,364,371	$6,555,920	$6,742,045	$6,742,143

Repricing gap	$(485,974)	$(124,330)	$2,991,482	$1,124,259	$3,505,437
Cumulative repricing gap	(485,974)	(610,304)	2,381,178	3,505,437
Ratio of interest-sensitive assets to liabilities	0.91	0.90	17.07	11,473.03	1.52
Ratio of cumulative, interest-sensitive assets to liabilities	0.91	0.91	1.35	1.52

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2017, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 25 of the Company’s 2016 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2016.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months, and on April 3, 2017, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2017.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the first quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the terms of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of May 3, 2017, a total of 9,243,774 shares had been repurchased under all repurchase programs at a cost of $271,216,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2017.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2017	—	$—	—	$39,993,500
February 1 – February 28, 2017	—	—	—	39,993,500
March 1 – March 31, 2017	2,530	38.58	—	39,895,900
Total	2,530	$40.88	—

(1)	The repurchase program was extended on April 3, 2017 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2018.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017 and 2016; (ii) the Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016; and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 8, 2017	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 8, 2017	/s/ Imelda Navarro
Imelda Navarro
Treasurer