Form 10-Q
period 2017-06-30
INTERNATIONAL BANCSHARES CORP
filed 2017-08-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,059,579 shares outstanding at August 2, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$316,921	$269,198
Investment securities:
Held to maturity (Market value of $2,400 on June 30, 2017 and $2,400 on December 31, 2016)	2,400	2,400
Available for sale (Amortized cost of $4,132,694 on June 30, 2017 and $4,218,841 on December 31, 2016)	4,121,703	4,177,349
Total investment securities	4,124,103	4,179,749
Loans	6,205,846	5,964,688
Less allowance for probable loan losses	(64,919)	(64,661)
Net loans	6,140,927	5,900,027
Bank premises and equipment, net	522,003	527,583
Accrued interest receivable	31,581	32,172
Other investments	529,358	517,162
Identified intangible assets, net	—	25
Goodwill	282,532	282,532
Other assets	87,797	95,593
Total assets	$12,035,222	$11,804,041

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,282,441	$3,158,051
Savings and interest bearing demand	3,234,739	3,203,728
Time	2,188,754	2,248,310
Total deposits	8,705,934	8,610,089
Securities sold under repurchase agreements	360,411	504,985
Other borrowed funds	886,500	733,375
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	125,269	70,509
Total liabilities	10,238,530	10,079,374
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 95,997,465 shares on June 30, 2017 and 95,910,143 shares on December 31, 2016	95,997	95,910
Surplus	171,056	169,567
Retained earnings	1,828,743	1,777,963
Accumulated other comprehensive loss (including $0 on June 30, 2017 and $(3,287) on December 31, 2016 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	(6,907)	(26,697)
	2,088,889	2,016,743
Less cost of shares in treasury, 29,937,886 shares on June 30, 2017 and 29,934,675 on December 31, 2016	(292,197)	(292,076)
Total shareholders’ equity	1,796,692	1,724,667
Total liabilities and shareholders’ equity	$12,035,222	$11,804,041

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$79,466	$74,606	$154,867	$148,857
Investment securities:
Taxable	20,989	20,596	39,995	40,716
Tax-exempt	2,457	2,627	4,948	5,274
Other interest income	262	67	345	106
Total interest income	103,174	97,896	200,155	194,953

Interest expense:
Savings deposits	1,353	1,199	2,642	2,160
Time deposits	2,401	2,394	4,777	4,968
Securities sold under repurchase agreements	1,146	5,552	4,214	11,111
Other borrowings	2,575	757	3,838	1,384
Junior subordinated deferrable interest debentures	1,322	1,122	2,572	2,218

Total interest expense	8,797	11,024	18,043	21,841

Net interest income	94,377	86,872	182,112	173,112

Provision for probable loan losses	805	7,097	2,505	16,231

Net interest income after provision for probable loan losses	93,572	79,775	179,607	156,881

Non-interest income:
Service charges on deposit accounts	17,882	17,854	35,788	35,964
Other service charges, commissions and fees
Banking	11,025	10,957	21,410	21,334
Non-banking	1,864	1,694	3,199	2,991
Investment securities transactions, net	(2,539)	(227)	(1,612)	(360)
Other investments, net	2,830	2,766	7,098	10,617
Other income	2,901	3,567	5,795	6,996

Total non-interest income	$33,963	$36,611	$71,678	$77,542

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-interest expense:
Employee compensation and benefits	$32,739	$31,155	$65,469	$61,938
Occupancy	6,417	5,906	12,408	12,072
Depreciation of bank premises and equipment	6,302	6,208	12,529	12,388
Professional fees	3,850	3,446	7,566	6,739
Deposit insurance assessments	913	1,508	1,303	3,001
Net expense, other real estate owned	482	1,377	1,396	2,255
Amortization of identified intangible assets	—	32	25	64
Advertising	2,116	2,319	4,384	4,424
Early termination fee—securities sold under repurchase agreements	—	—	5,765	—
Software and software maintenance	4,062	3,723	7,853	7,034
Impairment charges (Total other-than-temporary impairment charges, $0 net of $0, $(300) net of $(367), $0 net of $0, and $(332) net of $(523) included in other comprehensive loss)	—	67	—	191
Other	16,832	16,243	30,641	29,796

Total non-interest expense	73,713	71,984	149,339	139,902

Income before income taxes	53,822	44,402	101,946	94,521

Provision for income taxes	13,253	14,714	29,373	31,849

Net income	$40,569	$29,688	$72,573	$62,672

Basic earnings per common share:

Weighted average number of shares outstanding	66,053,741	66,944,220	66,024,135	65,979,167
Net income	$0.61	$0.45	$1.10	$.95

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,715,171	66,159,105	66,731,499	66,138,593
Net income	$0.61	$0.45	$1.09	$.95

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$40,569	$29,688	$72,573	$62,672
Other comprehensive income (loss), net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $2,894, $5,451, $10,092, and $20,705)	5,374	10,124	18,742	38,452
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $889, $79, $564, and $126)	1,650	148	1,048	234
Reclassification adjustment for impairment charges on available for sale securities included in net income (net of tax effects of $0, $23, $0, and $67)	—	44	—	124
	7,024	10,316	19,790	38,810

Comprehensive income	$47,593	$40,004	$92,363	$101,482

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:

Net income	$72,573	$62,672

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	2,505	16,231
Specific reserve, other real estate owned	317	570
Depreciation of bank premises and equipment	12,529	12,388
Gain on sale of bank premises and equipment	(16)	(40)
Loss (gain) on sale of other real estate owned	3	(55)
Accretion of investment securities discounts	(219)	(259)
Amortization of investment securities premiums	12,577	12,311
Investment securities transactions, net	1,612	360
Impairment charges on available for sale securities	—	191
Amortization of identified intangible assets	25	64
Stock based compensation expense	484	554
Earnings from affiliates and other investments	(5,590)	(5,555)
Deferred tax expense	212	386
Decrease in accrued interest receivable	591	225
Decrease in other assets	720	(1,894)
Net increase in other liabilities	5,691	5,006

Net cash provided by operating activities	104,014	103,155

Investing activities:

Proceeds from sales and calls of available for sale securities	272,184	195,538
Purchases of available for sale securities	(542,112)	(582,117)
Principal collected on mortgage backed securities	372,717	407,011
Net increase in loans	(244,855)	(23,852)
Purchases of other investments	(4,540)	(1,509)
Distributions from other investments	5,467	3,942
Purchases of bank premises and equipment	(7,615)	(7,160)
Proceeds from sales of bank premises and equipment	682	43
Proceeds from sales of other real estate owned	8,207	2,010

Net cash used in investing activities	$(139,865)	$(6,094)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2017	2016
Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$124,390	$(50,151)
Net increase in savings and interest bearing demand deposits	31,011	29,183
Net decrease in time deposits	(59,556)	(90,423)
Net decrease in securities sold under repurchase agreements	(144,574)	(32,833)
Net increase in other borrowed funds	153,125	46,375
Purchase of treasury stock	(121)	(7,959)
Proceeds from stock transactions	1,092	168
Payments of cash dividends - common	(21,793)	(19,123)

Net cash provided by (used in) financing activities	83,574	(124,763)

Increase (decrease) in cash and cash equivalents	47,723	(27,702)

Cash and cash equivalents at beginning of period	269,198	273,053

Cash and cash equivalents at end of period	$316,921	$245,351

Supplemental cash flow information:
Interest paid	$10,242	$23,207
Income taxes paid	34,941	26,175
Non-cash investing and financing activities:
Purchases of available-for-sale securities not yet settled	$30,612	$6,804
Net transfers from loans to other real estate owned	1,450	1,983

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2017 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$3,844,856	$—	$3,844,856	$—
States and political subdivisions	248,920	—	248,920	—
Equity Securities	27,927	27,927	—	—
	$4,121,703	$27,927	$4,093,776	$—

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

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2016	$17,605
Principal paydowns	(798)
Sales of available for sale securities	(21,904)
Reclassification of unrealized gains (losses) included in other comprehensive loss due to sale	5,097
Balance at June 30, 2017	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2017 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	June 30,	Assets	Inputs	Inputs	During
	2017	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$12,571	$—	$—	$12,571	$1,494
Other real estate owned	576	—	—	576	347

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

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of June 30, 2017, the Company had $33,645,000 of impaired commercial collateral dependent loans, of which $24,290,000 had an appraisal performed within the immediately preceding twelve months, and of which $1,843,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2016, the Company had $38,108,000 of impaired commercial collateral dependent loans, of which $26,162,000 had an appraisal performed within the immediately preceding twelve months and of which $6,836,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three and six months ended June 30, 2017, the Company recorded $30,000 and $30,000, respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three and six months ended June 30, 2017, the Company recorded $272,000 and $317,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2017 and December 31, 2016 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At June 30, 2017, and December 31, 2016, the carrying amount of fixed-rate performing loans was $1,481,088,000 and $1,411,272,000, respectively, and the estimated fair value was $1,440,122,000 and $1,375,807,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2017 and December 31, 2016.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At June 30, 2017 and December 31, 2016, the carrying amount of time deposits was $2,188,754,000 and $2,248,310,000, respectively, and the estimated fair value was $2,188,561,000 and $2,247,648,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2017 and December 31, 2016.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  At June 30, 2017 and December 31, 2016, the carrying amount of long-term repurchase agreements was $100,000,000 and $300,000,000, respectively, and the estimated fair value was $98,014,000 and $289,324,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2017 and December 31, 2016.

Other Borrowed Funds

The Company currently has short-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2017 and December 31, 2016.

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

Note 3 — Loans

A summary of loans, by loan type at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,051,056	$2,993,203
Real estate - mortgage	1,078,765	1,032,222
Real estate - construction	1,838,274	1,716,875
Consumer	53,533	55,168
Foreign	184,218	167,220
Total loans	$6,205,846	$5,964,688

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended June 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$25,853	$13,789	$16,721	$818	$2,391	$3,186	$504	$924	$64,186
Losses charged to allowance	(2,264)	—	(40)	—	(30)	(33)	(39)	—	(2,406)
Recoveries credited to allowance	2,154	2	89	—	2	73	13	1	2,334
Net (losses) recoveries charged to allowance	(110)	2	49	—	(28)	40	(26)	1	(72)

Provision charged to operations	(603)	(542)	702	179	(49)	1,131	10	(23)	805

Balance at June 30,	$25,140	$13,249	$17,472	$997	$2,314	$4,357	$488	$902	$64,919

	Three Months Ended June 30, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$25,783	$10,870	$16,974	$910	$2,369	$3,420	$530	$928	$61,784
Losses charged to allowance	(5,396)	(2)	(1,843)	—	(23)	(155)	(116)	—	(7,535)
Recoveries credited to allowance	513	3	75	—	4	76	5	11	687
Net losses charged to allowance	(4,883)	1	(1,768)	—	(19)	(79)	(111)	11	(6,848)

Provision charged to operations	5,082	238	1,736	(55)	(73)	59	113	(3)	7,097

Balance at June 30,	$25,982	$11,109	$16,942	$855	$2,277	$3,400	$532	$936	$62,033

	Six Months Ended June 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$25,649	$13,889	$16,731	$806	$2,455	$3,716	$531	$884	$64,661
Losses charged to allowance	(4,999)	—	(40)	—	(61)	(138)	(160)	—	(5,398)
Recoveries credited to allowance	2,853	3	147	—	7	97	29	15	3,151
Net (losses) recoveries charged to allowance	(2,146)	3	107	—	(54)	(41)	(131)	15	(2,247)

Provision charged to operations	1,637	(643)	634	191	(87)	682	88	3	2,505

Balance at June 30,	$25,140	$13,249	$17,472	$997	$2,314	$4,357	$488	$902	$64,919

	Six Months Ended June 30, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$21,431	$13,920	$19,769	$1,248	$3,509	$5,321	$638	$1,152	$66,988
Losses charged to allowance	(24,467)	(2)	(1,890)	(180)	(30)	(324)	(217)	—	(27,110)
Recoveries credited to allowance	5,656	7	86	—	7	114	42	12	5,924
Net (losses) recoveries charged to allowance	(18,811)	5	(1,804)	(180)	(23)	(210)	(175)	12	(21,186)

Provision charged to operations	23,362	(2,816)	(1,023)	(213)	(1,209)	(1,711)	69	(228)	16,231

Balance at June 30,	$25,982	$11,109	$16,942	$855	$2,277	$3,400	$532	$936	$62,033

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The decrease in the provision for probable loan losses charged to expense for the three and six months ended June 30, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  As discussed in prior periods, charge-offs increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  The increase in losses charged to the allowance for probable loan losses for the three and six months ended June 30, 2016 can be attributed to further deterioration in the above identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly, resulting in a further charge-down of the relationship of approximately $16.8 million, which is included in the losses charged to the allowance in the commercial category in the tables detailing the three and six months ended June 30, 2016 activity.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$21,111	$436	$892,992	$24,704
Commercial real estate: other construction & land development	2,805	329	1,835,469	12,920
Commercial real estate: farmland & commercial	9,319	863	1,951,041	16,609
Commercial real estate: multifamily	515	—	176,078	997
Residential: first lien	6,749	—	413,896	2,314
Residential: junior lien	965	—	657,155	4,357
Consumer	1,152	—	52,381	488
Foreign	754	—	183,464	902

Total	$43,370	$1,628	$6,162,476	$63,291

	December 31, 2016
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$22,412	$—	$887,255	$25,649
Commercial real estate: other construction & land development	4,776	371	1,712,099	13,518
Commercial real estate: farmland & commercial	10,810	546	1,932,260	16,185
Commercial real estate: multifamily	552	—	139,914	806
Residential: first lien	6,836	44	415,068	2,411
Residential: junior lien	978	—	609,340	3,716
Consumer	1,295	—	53,873	531
Foreign	746	—	166,474	884

Total	$48,405	$961	$5,916,283	$63,700

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Domestic
Commercial	$21,070	$22,369
Commercial real estate: other construction & land development	2,805	4,776
Commercial real estate: farmland & commercial	6,865	8,314
Commercial real estate: multifamily	515	552
Residential: first lien	521	655
Residential: junior lien	172	166
Consumer	61	26
Foreign	394	387
Total non-accrual loans	$32,403	$37,245

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

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2017 and December 31, 2016:

	June 30, 2017
				Quarter to Date		Year to Date
		Unpaid		Average		Average
	Recorded	Principal	Related	Recorded	Interest	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,148	$2,288	$436	$1,152	$—	$1,158	$—
Commercial real estate: other construction & land development	363	382	329	767	—	1,033	—
Commercial real estate: farmland & commercial	1,325	2,462	863	1,314	—	1,567	—
Total impaired loans with related allowance	$2,836	$5,132	$1,628	$3,233	$—	$3,758	$—

	June 30, 2017
			Quarter to Date		Year to Date
		Unpaid	Average		Average
	Recorded	Principal	Recorded	Interest	Recorded	Interest
	Investment	Balance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$19,963	$47,689	$20,005	$1	$20,463	$1
Commercial real estate: other construction & land development	2,442	2,553	2,482	—	2,610	—
Commercial real estate: farmland & commercial	7,994	8,760	8,532	30	8,774	58
Commercial real estate: multifamily	515	532	521	—	530	—
Residential: first lien	6,749	6,812	6,774	81	6,874	159
Residential: junior lien	965	985	977	12	982	23
Consumer	1,152	1,153	1,156	—	1,212	1
Foreign	754	754	755	4	751	8
Total impaired loans with no related allowance	$40,534	$69,238	$41,202	$128	$42,196	$250

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial real estate: other construction & land development	$1,958	$1,971	$371	$2,512	$—
Commercial real estate: farmland & commercial	2,808	3,948	546	3,247	—
Commercial real estate: multifamily	62	62	44	62	—
Total impaired loans with related allowance	$4,828	$5,981	$961	$5,821	$—

	December 31, 2016
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$21,412	$50,737	$19,354	$3
Commercial real estate: other construction & land development	2,818	4,419	2,336	67
Commercial real estate: farmland & commercial	8,002	9,054	8,523	110
Commercial real estate: multifamily	552	562	401	—
Residential: first lien	6,774	6,847	6,860	298
Residential: junior lien	978	1,017	1,011	52
Consumer	1,295	1,295	1,214	1
Foreign	746	746	751	16
Total impaired loans with no related allowance	$42,577	$74,677	$40,450	$547

The following table details key information regarding the Company’s impaired loans by loan class at June 30, 2016:

	June 30, 2016
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$3,453	$—	$3,735	$—
Commercial real estate: other construction & land development	162	—	163	—
Commercial real estate: farmland & commercial	5,761	22	5,941	48
Total impaired loans with related allowance	$9,376	$22	$9,839	$48

	June 30, 2016
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$10,837	$1	$15,944	$2
Commercial real estate: other construction & land development	5,155	20	5,726	45
Commercial real estate: farmland & commercial	5,709	—	6,649	—
Commercial real estate: multifamily	301	—	235	—
Residential: first lien	6,610	74	6,594	145
Residential: junior lien	1,008	12	1,022	27
Consumer	1,134	1	1,172	1
Foreign	755	4	751	8
Total impaired loans with no related allowance	$31,509	$112	$38,093	$228

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

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Domestic
Commercial	$9,866	$10,710
Commercial real estate: farmland & commercial	3,044	3,086
Residential: first lien	6,228	6,181
Residential: junior lien	793	812
Consumer	1,091	1,269
Foreign	360	360

Total troubled debt restructuring	$21,382	$22,418

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2017 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at June 30, 2017 and December 31, 2016:

	June 30, 2017
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$2,351	$406	$20,338	$768	$23,095	$891,008	$914,103
Commercial real estate: other construction & land development	1,095	1,367	1,092	65	3,554	1,834,720	1,838,274
Commercial real estate: farmland & commercial	4,702	486	4,695	480	9,883	1,950,477	1,960,360
Commercial real estate: multifamily	—	850	515	—	1,365	175,228	176,593
Residential: first lien	3,613	748	4,450	3,957	8,811	411,834	420,645
Residential: junior lien	669	342	933	761	1,944	656,176	658,120
Consumer	877	181	437	379	1,495	52,038	53,533
Foreign	1,532	307	647	253	2,486	181,732	184,218
Total past due loans	$14,839	$4,687	$33,107	$6,663	$52,633	$6,153,213	$6,205,846

	December 31, 2016
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,081	$829	$21,123	$392	$26,033	$883,634	$909,667
Commercial real estate: other construction & land development	1,502	396	4,456	9	6,354	1,710,521	1,716,875
Commercial real estate: farmland & commercial	3,454	3,054	6,150	289	12,658	1,930,412	1,943,070
Commercial real estate: multifamily	44	—	552	—	596	139,870	140,466
Residential: first lien	5,615	1,350	4,143	3,756	11,108	410,796	421,904
Residential: junior lien	762	178	540	382	1,480	608,838	610,318
Consumer	910	95	413	387	1,418	53,750	55,168
Foreign	931	425	397	11	1,753	165,467	167,220
Total past due loans	$17,299	$6,327	$37,774	$5,226	$61,400	$5,903,288	$5,964,688

The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List-Pass Credits,” and (iii) “Watch List-Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect management’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List-Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the Company if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits in accordance with the provisions of ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10 is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2017 and December 31, 2016 is as follows:

		June 30, 2017
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$733,341	$34,695	$1,066	$123,890	$21,111
Commercial real estate: other construction & land development	1,773,155	918	—	61,396	2,805
Commercial real estate: farmland & commercial	1,765,602	7,380	91,869	86,190	9,319
Commercial real estate: multifamily	176,078	—	—	—	515
Residential: first lien	413,290	42	—	564	6,749
Residential: junior lien	657,005	150	—	—	965
Consumer	52,381	—	—	—	1,152
Foreign	183,464	—	—	—	754
Total	$5,754,316	$43,185	$92,935	$272,040	$43,370

		December 31, 2016
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$720,350	$90,746	$1,121	$75,038	$22,412
Commercial real estate: other construction & land development	1,648,633	1,986	—	61,480	4,776
Commercial real estate: farmland & commercial	1,792,542	7,983	59,872	71,863	10,810
Commercial real estate: multifamily	139,914	—	—	—	552
Residential: first lien	413,638	814	—	616	6,836
Residential: junior lien	609,190	150	—	—	978
Consumer	53,873	—	—	—	1,295
Foreign	166,474	—	—	—	746
Total	$5,544,614	$101,679	$60,993	$208,997	$48,405

The decrease in Special Review credits for June 30, 2017 compared to December 31, 2016 can be attributed to a large pay down received on a relationship secured mainly by marine transportation equipment and petroleum products and by the reclassification of a relationship secured by equipment used in oil and gas production from Special Review to the Pass category.  The increase in Watch-List Pass Credits for June 30, 2017 compared to December 31, 2016 can be attributed to a relationship with the waterpark business being reclassified from Pass to Watch-List Pass.  The increase in Watch-List Substandard Credits for June 30, 2017 compared to December 31, 2016 can be attributed to a relationship in the oil and gas production business being reclassified from the Pass category.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2017, 206,100 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the six months ended June 30, 2017 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2016	800,502	$19.43
Plus: Options granted	—	—
Less:
Options exercised	87,322	12.48
Options expired	2,188	10.40
Options forfeited	10,963	19.62
Options outstanding at June 30, 2017	700,029	20.32	5.98	$10,311

Options fully vested and exercisable at June 30, 2017	255,860	$18.78	5.03	$4,162

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2017 was approximately $216,000 and $484,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2016 was approximately $269,000 and $554,000, respectively.  As of June 30, 2017, there was approximately $1,838,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.6 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2017 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,865,818	$21,184	$(42,146)	$3,844,856	$3,844,856
Obligations of states and political subdivisions	238,801	10,248	(129)	248,920	248,920
Equity securities	28,075	247	(395)	27,927	27,927
Total investment securities	$4,132,694	$31,679	$(42,670)	$4,121,703	$4,121,703

(1)

Included in the carrying value of residential mortgage-backed securities are $749,704 of mortgage-backed securities issued by Ginnie Mae and $3,095,152 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

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

The amortized cost and estimated fair value of investment securities at June 30, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	1,939	2,007
Due after ten years	—	—	236,862	246,913
Residential mortgage-backed securities	—	—	3,865,818	3,844,856
Equity securities	—	—	28,075	27,927
Total investment securities	$2,400	$2,400	$4,132,694	$4,121,703

Residential mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), or the Government National Mortgage Association (“Ginnie Mae”).  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

The amortized cost and fair value of available-for-sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,614,780,000 and $1,602,025,000, respectively, at June 30, 2017.

Proceeds from the sale and calls of securities available-for-sale were $150,634,000 and $272,184,000 for the three and six months ended June 30, 2017, respectively, which included $150,634,000 and $266,967,000 of mortgage-backed securities, respectively. Gross gains of $10,000 and $1,186,000 and gross losses of $2,549,000 and $2,798,000 were realized on the sales for the three and six months ended June 30, 2017, respectively.  Proceeds from the sale of securities available-for-sale were $158,877,000 and $195,538,000 for the three and six months ended June 30, 2016, respectively, which included $155,877,000 and $194,218,000 of mortgage-backed securities, respectively. Gross gains of $580,000 and $584,000 and gross losses of $807,000 and $944,000 were realized on the sales for the three and six months ended June 30, 2016, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,355,137	$(31,757)	$387,884	$(10,389)	$2,743,021	$(42,146)
Obligations of states and political subdivisions	10,923	(119)	525	(10)	11,448	(129)
Equity securities	6,107	(143)	5,498	(252)	11,605	(395)
	$2,372,167	$(32,019)	$393,907	$(10,651)	$2,766,074	$(42,670)

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

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008, and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  The Company had a small investment in non-agency residential mortgage-backed securities that have additional market volatility beyond economically induced interest rate events, which were sold in the first quarter of 2017.  The Company concluded that the investments in non-agency residential mortgage-backed securities were other-than-temporarily impaired due to both credit and other than credit issues for the three and six months ended June 30, 2016.  Impairment charges of $67,000 ($43,550, after tax) and $191,000 ($124,150, after tax) were recorded for the three and six months ended June 30, 2016, respectively. The impairment charge represents the credit related impairment on the securities.

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

The following tables present a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the six months ended June 30, 2017 and the three and six months ended June 30, 2016 (Dollars in Thousands):

Balance at December 31, 2016	$13,931
Sale of other-than-temprarily impaired available-for-sale securities during period	(13,931)
Balance at June 30, 2017	$—

Balance at March 31, 2016	$13,701
Impairment charges recognized during period	67
Balance at June 30, 2016	$13,768

Balance at December 31, 2015	$13,577
Impairment charges recognized during period	191
Balance at June 30, 2016	$13,768

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2017, other borrowed funds totaled $886,500,000, an increase of 20.9% from $733,375,000 at December 31, 2016.  The increase in borrowings can be attributed to cash needs to fund daily operations, purchases of available for sale securities and the termination of a portion of the lead bank subsidiary’s long-term outstanding repurchase agreements.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of June 30, 2017 and December 31, 2016, the principal amount of debentures outstanding totaled $160,416,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2017 and December 31, 2016, the total $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2017:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	4.63%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	4.21%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	2.77%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	2.82%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	2.77%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	2.65%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

In connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”) in 2008, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share. The term of the Warrant is ten years and was immediately exercisable. The Warrant is included as a component of Tier 1 capital. On June 12, 2013, the U. S. Treasury sold the Warrant to a third party. As of August 2, 2017, the Warrant is still outstanding, but expires on December 23, 2018. Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $.33 per semi‑annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.33 per share on April 17, 2017 to all holders of record on April 3, 2017.  The Company paid cash dividends to the common shareholders of $.29 per share on April 18, 2016 to all holders of record on April 1, 2016.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months, and on April 3, 2017, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2017. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. During the second quarter of 2017, the Company’s Board of Directors adopted a Rule 10b5‑1 plan and intends to adopt additional Rule 10b5‑1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy. During the term of a 10b5‑1 plan, purchases of common stock are automatic to the extent the conditions of the 10b5‑1 plan’s trading instructions are met. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of August 2, 2017, a total of 9,243,999 shares had been repurchased under all programs at a cost of $271,224,000. The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5‑1 plans. The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

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

In September 2014, the Company amended its 2012 federal income tax return as a result of a tax opinion obtained regarding a judgment against the Company paid in 2012 after litigation related to tax matters in the Company’s 2004 acquisition of Local Financial Corporation (“LFIN”).  Litigation against the Company was initiated by the former controlling shareholders of LFIN with respect to such tax matters.  On March 5, 2010, a judgement against the Company was entered on a jury verdict in the U.S. District Court for the Western District of Oklahoma.  The Company subsequently appealed the decision and on January 5, 2012 the United States Court of Appeals Tenth Circuit affirmed the judgement and it became final and unappealable and the Company recorded the majority of the payment of the judgement as a non-deductible expense in the Company’s 2012 federal income tax return.  The Company engaged legal counsel to review the deductibility of the judgement and, upon receiving the tax opinion, amended the 2012 tax return to report the payment as a deduction.  The Internal Revenue Service examined the amended return and at the conclusion of the exam, allowed a certain portion of the judgement to be deducted as a necessary and ordinary business expense, resulting in a tax refund of approximately $4.9 million, which is included as a credit to income tax expense on the consolidated income statement.  The Internal Revenue Service also paid taxable statutory interest of $163,000, which is included in other interest income on the consolidated income statement.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of June 30, 2017, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 16.98% on June 30, 2017 and 16.95% on December 31, 2016.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.29% and 13.91%, risk-weighted Tier 1 capital ratio of 18.66% and 18.68% and risk-weighted total capital ratio of 19.44% and 19.47% at June 30, 2017 and December 31, 2016, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2017, the total of $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of June 30, 2017, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of June 30, 2017 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2017, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or any future period.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2017	December 31, 2016	Percent Increase
	(Dollars in Thousands)
Assets	$12,035,222	$11,804,041	2.0%
Net loans	6,140,927	5,900,027	4.1
Deposits	8,705,934	8,610,089	1.1
Other borrowed funds	886,500	733,375	20.9
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,796,692	1,724,667	4.2

Consolidated Statements of Income Information

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Interest income	$103,174	$97,896	5.4%	$200,155	$194,953	2.7%
Interest expense	8,797	11,024	(20.2)	18,043	21,841	(17.4)
Net interest income	94,377	86,872	8.6	182,112	173,112	5.2
Provision for probable loan losses	805	7,097	(88.7)	2,505	16,231	(84.6)
Non-interest income	33,963	36,611	(7.2)	71,678	77,542	(7.6)
Non-interest expense	73,713	71,984	2.4	149,339	139,902	6.7
Net income	40,569	29,688	36.7%	72,573	62,672	15.8%

Per common share:
Basic	$.61	$.45	35.6%	$1.10	$.95	15.8%
Diluted	.61	.45	35.6	1.09	.95	14.7

Net Income

Net income for the three and six months ended June 30, 2017 increased by 36.7% and 15.8%, respectively, compared to the same periods of 2016.  Net income for the three and six months ended June 30, 2017 was positively impacted by a decrease in the provision for loan losses compared to the same periods of 2016 as a result of a decrease in the historical loss experience in the commercial category of the allowance for probable loan loss calculation.    As discussed in prior periods, charge-offs had increased due to deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated, the allowance for probable loan losses will be impacted.  Net income in 2017 was also positively impacted by a tax refund of $4.9 million received in the second quarter as a result of an amended tax return for the 2012 tax year.  In September 2014, the Company amended its 2012 federal income tax return as a result of a tax opinion obtained regarding a judgment against the Company paid in 2012 after litigation related to tax matters in the Company’s 2004 acquisition of Local Financial Corporation (“LFIN”).  Litigation against the Company was initiated by the former controlling shareholders of LFIN with respect to such tax matters.  On March 5, 2010, a judgement against the Company was entered on a jury verdict in the U.S. District Court for the Western District of Oklahoma.  The Company subsequently appealed the decision and on January 5, 2012 the United States Court of Appeals Tenth Circuit affirmed the judgement and it became final and unappealable and the Company recorded the majority of the payment of the judgement as a non-deductible expense in the Company’s 2012 federal income tax return.  The Company engaged legal counsel to review the deductibility of the judgement and, upon receiving the tax opinion, amended the 2012 tax return to report the payment as a deduction.  The Internal Revenue Service examined the amended return and at the conclusion of the exam, allowed a certain portion of the judgement to be deducted as a necessary and ordinary business expense.  Net income for the first six months of 2017 was negatively impacted by a charge of $5.8 million, $3.7 million after tax, taken by the lead bank subsidiary in connection with the termination of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs, originally recorded in the first quarter of 2017.  Net income for the three and six months ended June 30, 2016 was positively impacted by the sale of two investments by a merchant banking entity in which the Company holds a majority interest and was negatively impacted by an increase in the provision for probable loan losses during the period as a result of an increase in the portion of the allowance for probable loan losses calculated based on actual historical experience in the commercial loan category of the Company’s loan portfolio and losses charged to the allowance for probable loan losses attributable to further deterioration of a previously identified relationship secured by multiple pieces of transportation equipment.

Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Interest Income:
Loans, including fees	$79,466	$74,606	6.5%	$154,867	$148,857	4.0%
Investment securities:
Taxable	20,989	20,596	1.9	39,995	40,716	(1.8)
Tax-exempt	2,457	2,627	(6.5)	4,948	5,274	(6.2)
Other interest income	262	67	291.0	345	106	225.5

Total interest income	103,174	97,896	5.4	200,155	194,953	2.7

Interest expense:
Savings deposits	1,353	1,199	12.8	2,642	2,160	22.3
Time deposits	2,401	2,394	0.3	4,777	4,968	(3.8)
Securities sold under Repurchase agreements	1,146	5,552	(79.4)	4,214	11,111	(62.1)
Other borrowings	2,575	757	240.2	3,838	1,384	177.3
Junior subordinated interest deferrable debentures	1,322	1,122	17.8	2,572	2,218	16.0

Total interest expense	8,797	11,024	(20.2)	18,043	21,841	(17.4)

Net interest income	$94,377	$86,872	8.6%	$182,112	$173,112	5.2%

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 42 for the June 30, 2017 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)

Service charges on deposit accounts	$17,882	$17,854	0.2%	$35,788	$35,964	(0.5)%
Other service charges, commissions and fees
Banking	11,025	10,957	0.6	21,410	21,334	0.4
Non-banking	1,864	1,694	10.0	3,199	2,991	7.0
Investment securities transactions, net	(2,539)	(227)	1,018.5	(1,612)	(360)	347.8
Other investments, net	2,830	2,766	2.3	7,098	10,617	(33.1)
Other income	2,901	3,567	(18.7)	5,795	6,996	(17.2)
Total non-interest income	$33,963	$36,611	(7.2)%	$71,678	$77,542	(7.6)%

Total non-interest income decreased 7.2% for the three months ended June 30, 2017 and decreased 7.6% for the six months ended June 30, 2017 compared to the same periods of 2016. Non-interest income for the six months ended June 30, 2016 was positively impacted by the sale of two investments by the merchant banking entities in which the Company holds an equity interest, resulting in income of approximately $2.4 million included in other investments in the table above and originally recorded in the first quarter of 2016.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)

Employee compensation and benefits	$32,739	$31,155	5.1%	$65,469	$61,938	5.7%
Occupancy	6,417	5,906	8.7	12,408	12,072	2.8
Depreciation of bank premises and equipment	6,302	6,208	1.5	12,529	12,388	1.1
Professional fees	3,850	3,446	11.7	7,566	6,739	12.3
Deposit insurance assessments	913	1,508	(39.5)	1,303	3,001	(56.6)
Net expense, other real estate owned	482	1,377	(65.0)	1,396	2,255	(38.1)
Amortization of identified intangible assets	—	32	(100.0)	25	64	(60.9)
Advertising	2,116	2,319	(8.8)	4,384	4,424	(0.9)
Early termination fee—securities sold under repurchase agreements	—	—	100.0	5,765	—	100.0
Software and software maintenance	4,062	3,723	9.1	7,853	7,034	11.6
Impairment charges (Total other-than-temporary impairment charges, $0 net of $0, and $32, net of $(156), included in other comprehensive loss)	—	67	(100.0)	—	191	(100.0)
Other	16,832	16,243	3.6	30,641	29,796	2.8

Total non-interest expense	$73,713	$71,984	2.4%	$149,339	$139,902	6.7%

Non-interest expense increased 2.4% for the three months ended June 30, 2017 and increased 6.7% for the six months ended June 30, 2017 compared to the same periods of 2016.  The increase in non-interest expense in 2017 can be primarily attributed to a charge taken by the Company’s lead bank subsidiary in the first quarter of $5.8 million to terminate $200 million of its long-term repurchase agreements outstanding in order to help manage its long term funding costs.  The terminations of the portfolio of long-term repurchase agreements have been done periodically beginning in 2014.  A total of $900 million in long-term repurchase agreements have been terminated since 2014.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 0.4% to $64,919,000 at June 30, 2017 from $64,661,000 at December 31, 2016.  The provision for probable loan losses charged to expense decreased 88.7% for the three months ended June 30, 2017 to $805,000 compared to $7,097,000 for the same period of 2016.  The provision for probable loan losses charged to expense decreased 84.6% to $2,505,000 for the six months ended June 30, 2017 compared to $16,231,000 for the same period of 2016.  The decrease in the provision for probable loan losses charged to expense can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  The allowance for probable loan losses was 1.05% and 1.08% of total loans at June 30, 2017 and December 31, 2016, respectively.

Investment Securities

Residential mortgage-backed securities are securities primarily issued by Freddie Mac, Fannie Mae, or Ginnie Mae.  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

Loans

Net loans increased by 4.1% to $6,140,927,000 at June 30, 2017, from $5,900,027,000 at December 31, 2016.

Deposits

Deposits increased by 1.1% to $8,705,934,000 at June 30, 2017, from $8,610,089,000 at December 31, 2016.  Although deposits at June 30, 2017 increased from December 31, 2016 and the Company has experienced growth in deposits over the last few years, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing.

Foreign Operations

On June 30, 2017, the Company had $12,035,222,000 of consolidated assets, of which approximately $184,218,000, or 1.5%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $167,220,000, or 1.4%, at December 31, 2016.  Of the $184,218,000, 86.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 12.6% is secured by foreign real estate or other assets; and 0.6% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2017, shareholders’ equity was $1,796,692,000 compared to $1,724,667,000 at December 31, 2016.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of cash dividends to common shareholders and a decrease in comprehensive loss.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625%

and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2016.  Management believes, as of June 30, 2017, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 16.98% on June 30, 2017 and 16.95% on December 31, 2016.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.29% and 13.91%, risk-weighted Tier 1 capital ratio of 18.66% and 18.68% and risk-weighted total capital ratio of 19.44% and 19.47% at June  30, 2017 and December 31, 2016, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2017, the total of $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of June 30, 2017, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of June 30, 2017 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2017, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2017 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
June 30, 2017	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$265,758	$837,940	$2,769,672	$250,733	$4,124,103
Loans, net of non-accruals	4,697,783	221,357	350,896	903,407	6,173,443

Total earning assets	$4,963,541	$1,059,297	$3,120,568	$1,154,140	$10,297,546

Cumulative earning assets	$4,963,541	$6,022,838	$9,143,406	$10,297,546

Rate sensitive liabilities

Time deposits	$923,438	$1,076,011	$189,227	$78	$2,188,754
Other interest bearing deposits	3,234,739	—	—	—	3,234,739
Securities sold under repurchase agreements	258,504	101,907	—	—	360,411
Other borrowed funds	886,500	—	—	—	886,500
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$5,463,597	$1,177,918	$189,227	$78	$6,830,820

Cumulative sensitive liabilities	$5,463,597	$6,641,515	$6,830,742	$6,830,820

Repricing gap	$(500,056)	$(118,621)	$2,931,341	$1,154,062	$3,466,726
Cumulative repricing gap	(500,056)	(618,677)	2,312,664	3,466,726
Ratio of interest-sensitive assets to liabilities	0.91	0.90	16.49	14,796.67	1.51
Ratio of cumulative, interest-sensitive assets to liabilities	0.91	0.91	1.34	1.51

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2017, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 25 of the Company’s 2016 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months, and on April 3, 2017, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2017.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the second quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the terms of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of August 2, 2017, a total of 9,243,999 shares had been repurchased under all repurchase programs at a cost of $271,224,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2017.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
April 1 – April 30, 2017	681	$34.36	681	$39,976,600
May 1 – May 31, 2017	—	—	—	39,976,600
June 1 – June 30, 2017	—	—	—	39,976,600
Total	681	$34.36	681

(1)	The repurchase program was extended on April 3, 2017 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2018.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 and 2016; (ii) the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016; and (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 7, 2017	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 7, 2017	/s/ Imelda Navarro
Imelda Navarro
Treasurer