Form 10-Q
period 2017-09-30
INTERNATIONAL BANCSHARES CORP
filed 2017-11-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,074,545 shares outstanding at November 3, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$290,575	$269,198
Investment securities:
Held to maturity (Market value of $2,400 on September 30, 2017 and $2,400 on December 31, 2016)	2,400	2,400
Available-for-sale (Amortized cost of $4,290,577 on September 30, 2017 and $4,218,841 on December 31, 2016)	4,280,188	4,177,349
Total investment securities	4,282,588	4,179,749
Loans	6,202,264	5,964,688
Less allowance for probable loan losses	(67,852)	(64,661)
Net loans	6,134,412	5,900,027
Bank premises and equipment, net	516,786	527,583
Accrued interest receivable	32,278	32,172
Other investments	555,067	517,162
Identified intangible assets, net	—	25
Goodwill	282,532	282,532
Other assets	79,413	95,593
Total assets	$12,173,651	$11,804,041

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2017	2016
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,244,829	$3,158,051
Savings and interest bearing demand	3,253,382	3,203,728
Time	2,115,330	2,248,310
Total deposits	8,613,541	8,610,089
Securities sold under repurchase agreements	378,033	504,985
Other borrowed funds	1,067,500	733,375
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	138,977	70,509
Total liabilities	10,358,467	10,079,374
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,003,077 shares on September 30, 2017 and 95,910,143 shares on December 31, 2016	96,003	95,910
Surplus	171,358	169,567
Retained earnings	1,846,570	1,777,963
Accumulated other comprehensive loss (including $0 on September 30, 2017 and $(3,287) on December 31, 2016 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	(6,539)	(26,697)
	2,107,392	2,016,743
Less cost of shares in treasury, 29,938,170 shares on September 30, 2017 and 29,934,675 on December 31, 2016	(292,208)	(292,076)
Total shareholders’ equity	1,815,184	1,724,667
Total liabilities and shareholders’ equity	$12,173,651	$11,804,041

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$83,394	$74,388	$238,261	$223,245
Investment securities:
Taxable	21,003	19,630	60,998	60,346
Tax-exempt	2,409	2,561	7,357	7,835
Other interest income	139	45	484	151
Total interest income	106,945	96,624	307,100	291,577

Interest expense:
Savings deposits	1,599	1,173	4,241	3,333
Time deposits	2,426	2,551	7,203	7,519
Securities sold under repurchase agreements	1,177	5,480	5,391	16,591
Other borrowings	3,396	812	7,234	2,196
Junior subordinated deferrable interest debentures	1,395	1,159	3,967	3,377

Total interest expense	9,993	11,175	28,036	33,016

Net interest income	96,952	85,449	279,064	258,561

Provision for probable loan losses	6,591	(1,347)	9,096	14,884

Net interest income after provision for probable loan losses	90,361	86,796	269,968	243,677

Non-interest income:
Service charges on deposit accounts	18,706	19,035	54,494	54,999
Other service charges, commissions and fees
Banking	13,095	13,722	34,505	35,056
Non-banking	1,853	1,803	5,052	4,794
Investment securities transactions, net	—	(1,345)	(1,612)	(1,705)
Other investments, net	4,938	4,082	12,036	14,699
Other income	2,774	3,233	8,569	10,229

Total non-interest income	$41,366	$40,530	$113,044	$118,072

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Non-interest expense:
Employee compensation and benefits	$33,787	$33,908	$99,256	$95,846
Occupancy	6,416	6,153	18,824	18,225
Depreciation of bank premises and equipment	6,407	6,175	18,936	18,563
Professional fees	3,577	3,661	11,143	10,400
Deposit insurance assessments	1,007	1,332	2,310	4,333
Net expense, other real estate owned	(407)	2,320	989	4,575
Amortization of identified intangible assets	—	32	25	96
Advertising	2,064	1,921	6,448	6,345
Early termination fee—securities sold under repurchase agreements	—	1,799	5,765	1,799
Software and software maintenance	4,302	3,687	12,155	10,721
Impairment charges (Total other-than-temporary impairment charges, $0 net of $0, $(300) net of $(367), $0 net of $0, and $(332) net of $(523) included in other comprehensive loss)	—	90	—	281
Other	14,558	15,589	45,199	45,385

Total non-interest expense	71,711	76,667	221,050	216,569

Income before income taxes	60,016	50,659	161,962	145,180

Provision for income taxes	20,388	14,872	49,761	46,721

Net income	$39,628	$35,787	$112,201	$98,459

Basic earnings per common share:

Weighted average number of shares outstanding	66,060,829	65,948,815	66,036,501	65,968,975
Net income	$0.60	$0.54	$1.70	$1.49

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,745,350	66,291,556	66,736,250	66,189,507
Net income	$0.59	$0.54	$1.68	$1.49

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$39,628	$35,787	$112,201	$98,459
Other comprehensive income, net of tax:

Net unrealized holding gains (losses) on securities available-for-sale arising during period (net of tax effects of $198, $(5,371), $10,290, and $15,334)	368	(9,975)	19,110	28,477
Reclassification adjustment for losses on securities available-for-sale included in net income (net of tax effects of $0, $471, $564, and $597)	—	874	1,048	1,108
Reclassification adjustment for impairment charges on available-for-sale securities included in net income (net of tax effects of $0, $31, $0, and $98)	—	59	—	183
	368	(9,042)	20,158	29,768

Comprehensive income	$39,996	$26,745	$132,359	$128,227

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:

Net income	$112,201	$98,459

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	9,096	14,884
Specific reserve, other real estate owned	330	2,116
Depreciation of bank premises and equipment	18,936	18,563
Gain on sale of bank premises and equipment	(30)	(226)
(Gain) loss on sale of other real estate owned	(267)	42
Accretion of investment securities discounts	(307)	(406)
Amortization of investment securities premiums	18,068	19,142
Investment securities transactions, net	1,612	1,705
Impairment charges on available for sale securities	—	281
Amortization of identified intangible assets	25	96
Stock based compensation expense	699	822
Earnings from affiliates and other investments	(9,538)	(9,134)
Deferred tax (benefit) expense	(26)	6,752
(Increase) decrease in accrued interest receivable	(106)	2,616
Decrease in other assets	6,516	2,023
Net increase (decrease)in other liabilities	17,314	(1,028)

Net cash provided by operating activities	174,523	156,707

Investing activities:

Proceeds from sales and calls of available for sale securities	279,419	326,037
Purchases of available for sale securities	(944,241)	(1,190,066)
Principal collected on mortgage backed securities	573,713	661,261
Net (increase) decrease in loans	(245,019)	43,857
Purchases of other investments	(10,282)	(45,622)
Distributions from other investments	349	18,368
Purchases of bank premises and equipment	(10,303)	(12,580)
Proceeds from sales of bank premises and equipment	2,194	310
Proceeds from sales of other real estate owned	11,139	7,956

Net cash used in investing activities	$(343,031)	$(190,479)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Financing activities:

Net increase in non-interest bearing demand deposits	$86,778	$59,525
Net increase in savings and interest bearing demand deposits	49,654	62,415
Net decrease in time deposits	(132,980)	(111,878)
Net decrease in securities sold under repurchase agreements	(126,952)	(94,873)
Net increase in other borrowed funds	334,125	121,250
Purchase of treasury stock	(132)	(7,959)
Proceeds from stock transactions	1,185	259
Payments of cash dividends - common	(21,793)	(19,123)

Net cash provided by financing activities	189,885	9,616

Increase (decrease) in cash and cash equivalents	21,377	(24,156)

Cash and cash equivalents at beginning of period	269,198	273,053

Cash and cash equivalents at end of period	$290,575	$248,897

Supplemental cash flow information:
Interest paid	$9,735	$33,345
Income taxes paid	54,442	41,489
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	1,538	1,983
Dividends declared, not yet paid on common stock	$21,801	$20,446

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2017 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available-for-sale securities
Residential mortgage-backed securities	$4,011,566	$—	$4,011,566	$—
States and political subdivisions	240,546	—	240,546	—
Equity Securities	28,076	28,076	—	—
	$4,280,188	$28,076	$4,252,112	$—

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

The following table presents a reconciliation of activity for such mortgage-backed securities on a net basis (Dollars in Thousands):

Balance at December 31, 2016	$17,605
Principal paydowns	(798)
Sales of available-for-sale securities	(21,904)
Reclassification of unrealized gains (losses) included in other comprehensive loss due to sale	5,097
Balance at September 30, 2017	$—

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2017 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	September 30,	Assets	Inputs	Inputs	During
	2017	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$12,452	$—	$—	$12,452	$1,681
Other real estate owned	238	—	—	238	330

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

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of September 30, 2017, the Company had $28,621,000 of impaired commercial collateral dependent loans, of which $12,571,000 had an appraisal performed within the immediately preceding twelve months, and of which $2,133,000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2016, the Company had $38,108,000 of impaired commercial collateral dependent loans, of which $26,162,000 had an appraisal performed within the immediately preceding twelve months and of which $6,836,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three and nine months ended September 30, 2017, the Company recorded $0 and $30,000, respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three and nine months ended September 30, 2017, the Company recorded $13,000 and $330,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2017 and December 31, 2016 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At September 30, 2017, and December 31, 2016, the carrying amount of fixed-rate performing loans was $1,479,403,000 and $1,411,272,000, respectively, and the estimated fair value was $1,433,467,000 and $1,375,807,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2017 and December 31, 2016.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At Septmeber 30, 2017 and December 31, 2016, the carrying amount of time deposits was $2,115,330,000 and $2,248,310,000, respectively, and the estimated fair value was $2,116,040,000 and $2,247,648,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include both short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2017 and December 31, 2016.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  At September 30, 2017 and December 31, 2016, the carrying amount of long-term repurchase agreements was $100,000,000 and $300,000,000, respectively, and the estimated fair value was $98,728,000 and $289,324,000, respectively.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2017 and December 31, 2016.

Other Borrowed Funds

The Company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2017 and December 31, 2016.  The long-term borrowings outstanding at September 30, 2017 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings.  The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy.  At September 30, 2017, the carrying amount of the fixed rate long-term FHLB borrowings was $100,000,000 and the estimated fair value was $99,925,400.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,172,260	$2,993,203
Real estate - mortgage	1,108,371	1,032,222
Real estate - construction	1,704,804	1,716,875
Consumer	53,959	55,168
Foreign	162,870	167,220
Total loans	$6,202,264	$5,964,688

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended September 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$25,140	$13,249	$17,472	$997	$2,314	$4,357	$488	$902	$64,919
Losses charged to allowance	(4,249)	(213)	—	—	(16)	(202)	(63)	—	(4,743)
Recoveries credited to allowance	631	17	341	—	—	85	6	5	1,085
Net (losses) recoveries charged to allowance	(3,618)	(196)	341	—	(16)	(117)	(57)	5	(3,658)

Provision charged (credited) to operations	5,473	(1,168)	371	—	817	995	82	21	6,591

Balance at September 30,	$26,995	$11,885	$18,184	$997	$3,115	$5,235	$513	$928	$67,852

	Three Months Ended September 30, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$25,982	$11,109	$16,942	$855	$2,277	$3,400	$532	$936	$62,033
Losses charged to allowance	(3,485)	(14)	(497)	—	(27)	—	(124)	(41)	(4,188)
Recoveries credited to allowance	791	6,073	512	—	11	74	11	—	7,472
Net (losses) recoveries charged to allowance	(2,694)	6,059	15	—	(16)	74	(113)	(41)	3,284

Provision charged (credited)to operations	2,602	(4,659)	291	(65)	126	221	98	39	(1,347)

Balance at September 30,	$25,890	$12,509	$17,248	$790	$2,387	$3,695	$517	$934	$63,970

	Nine Months Ended September 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$25,649	$13,889	$16,731	$806	$2,455	$3,716	$531	$884	$64,661
Losses charged to allowance	(9,248)	(213)	(40)	—	(77)	(340)	(223)	—	(10,141)
Recoveries credited to allowance	3,484	20	488	—	7	182	35	20	4,236
Net (losses) recoveries charged to allowance	(5,764)	(193)	448	—	(70)	(158)	(188)	20	(5,905)

Provision charged (credited) to operations	7,110	(1,811)	1,005	191	730	1,677	170	24	9,096

Balance at September 30,	$26,995	$11,885	$18,184	$997	$3,115	$5,235	$513	$928	$67,852

	Nine Months Ended September 30, 2016
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$21,431	$13,920	$19,769	$1,248	$3,509	$5,321	$638	$1,152	$66,988
Losses charged to allowance	(27,952)	(16)	(2,387)	(180)	(57)	(324)	(341)	(41)	(31,298)
Recoveries credited to allowance	6,447	6,080	598	—	18	188	53	12	13,396
Net (losses) recoveries charged to allowance	(21,505)	6,064	(1,789)	(180)	(39)	(136)	(288)	(29)	(17,902)

Provision charged (credited) to operations	25,964	(7,475)	(732)	(278)	(1,083)	(1,490)	167	(189)	14,884

Balance at September 30,	$25,890	$12,509	$17,248	$790	$2,387	$3,695	$517	$934	$63,970

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The decrease in the provision for probable loan losses charged to expense for the nine months ended September 30, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  The difference in the provision for probable loan losses charged to expense for the three months ended September 30, 2017 compared to the same period of 2016 can be attributed to a large recovery on a loan charged off in prior years of approximately $6,000,000 and the increase in qualitative factors as discussed below.  As discussed in prior periods, charge-offs increased from historical levels due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  On August 26, 2017, Hurricane Harvey made landfall in Rockport, Texas as a category four storm and followed the Gulf Coast of Texas north to the Houston metro area and finally the State of Louisiana.  The Texas Gulf Coast is an area where the Company serves many consumer and commercial customers.  The Company has reviewed the exposure to losses of property arising from the impact of Hurricane Harvey and has determined that the impact is not significant to warrant a specific reserve; however, it is still evaluating the impact, therefore, the Company’s allowance for probable loan losses at September 30, 2017 includes factors in the qualitative ratios used in the calculation to incorporate the potential impact of losses arising from the impact of Hurricane Harvey on certain portions of the loan portfolio.  The increase in losses charged to allowance for probable loan losses for the three and nine months ended September 30, 2016 can be attributed to further deterioration in the above identified and charged down relationship primarily secured by multiple pieces of transportation equipment.  In March 2016, litigation against the management of the borrower was filed in the State of Nevada, resulting in a going concern issue with the operations of the borrower and the future use of the transportation equipment pledged as collateral on the relationship.  As a result, management, in accordance with its credit review procedures, re-evaluated the collateral values on the equipment in light of the new circumstances and reduced the collateral values accordingly, resulting in a further charge-down of the relationship of approximately $16.8 million, which is included in the losses charged to the allowance in the commercial category in the tables detailing the three and nine months ended September 30, 2016 activity.  The increase in recoveries for the three and nine months ended September 30, 2016 can be attributed to a large recovery on a loan charged off in prior years and is included in the Commercial Real Estate:  Other Construction and Land Development category.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$20,193	$300	$1,008,849	$26,695
Commercial real estate: other construction & land development	2,428	116	1,702,376	11,769
Commercial real estate: farmland & commercial	5,966	18	1,969,876	18,166
Commercial real estate: multifamily	496	—	166,881	997
Residential: first lien	6,651	—	421,204	3,115
Residential: junior lien	762	—	679,754	5,235
Consumer	1,318	—	52,641	513
Foreign	355	—	162,515	928

Total	$38,169	$434	$6,164,096	$67,418

	December 31, 2016
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$22,412	$—	$887,255	$25,649
Commercial real estate: other construction & land development	4,776	371	1,712,099	13,518
Commercial real estate: farmland & commercial	10,810	546	1,932,260	16,185
Commercial real estate: multifamily	552	—	139,914	806
Residential: first lien	6,836	44	415,068	2,411
Residential: junior lien	978	—	609,340	3,716
Consumer	1,295	—	53,873	531
Foreign	746	—	166,474	884

Total	$48,405	$961	$5,916,283	$63,700

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Domestic
Commercial	$20,152	$22,369
Commercial real estate: other construction & land development	2,428	4,776
Commercial real estate: farmland & commercial	5,966	8,314
Commercial real estate: multifamily	496	552
Residential: first lien	464	655
Residential: junior lien	12	166
Consumer	52	26
Foreign	—	387
Total non-accrual loans	$29,570	$37,245

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

The following tables detail key information regarding the Company’s impaired loans by loan class at September 30, 2017 and December 31, 2016:

	September 30, 2017
				Quarter to Date		Year to Date
		Unpaid		Average		Average
	Recorded	Principal	Related	Recorded	Interest	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,760	$3,865	$300	$2,215	$—	$2,439	$—
Commercial real estate: other construction & land development	148	169	116	149	—	151	—
Commercial real estate: farmland & commercial	500	590	18	500	—	496	—
Total impaired loans with related allowance	$2,408	$4,624	$434	$2,864	$—	$3,086	$—

	September 30, 2017
			Quarter to Date		Year to Date
		Unpaid	Average		Average
	Recorded	Principal	Recorded	Interest	Recorded	Interest
	Investment	Balance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$18,433	$45,878	$18,547	$1	$18,931	$2
Commercial real estate: other construction & land development	2,280	2,397	2,296	—	3,456	—
Commercial real estate: farmland & commercial	5,466	6,235	7,936	21	9,456	79
Commercial real estate: multifamily	496	518	502	—	521	—
Residential: first lien	6,651	6,765	6,733	81	6,903	241
Residential: junior lien	762	774	765	11	975	35
Consumer	1,318	1,319	1,317	2	1,278	2
Foreign	355	355	759	4	753	12
Total impaired loans with no related allowance	$35,761	$64,241	$38,855	$120	$42,273	$371

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial real estate: other construction & land development	$1,958	$1,971	$371	$2,512	$—
Commercial real estate: farmland & commercial	2,808	3,948	546	3,247	—
Commercial real estate: multifamily	62	62	44	62	—
Total impaired loans with related allowance	$4,828	$5,981	$961	$5,821	$—

	December 31, 2016
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$21,412	$50,737	$19,354	$3
Commercial real estate: other construction & land development	2,818	4,419	2,336	67
Commercial real estate: farmland & commercial	8,002	9,054	8,523	110
Commercial real estate: multifamily	552	562	401	—
Residential: first lien	6,774	6,847	6,860	298
Residential: junior lien	978	1,017	1,011	52
Consumer	1,295	1,295	1,214	1
Foreign	746	746	751	16
Total impaired loans with no related allowance	$42,577	$74,677	$40,450	$547

The following table details key information regarding the Company’s impaired loans by loan class at September 30, 2016:

	September 30, 2016
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$2,247	$—	$3,239	$—
Commercial real estate: other construction & land development	159	—	162	—
Commercial real estate: farmland & commercial	5,036	24	5,639	73
Total impaired loans with related allowance	$7,442	$24	$9,040	$73

	September 30, 2016
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$13,813	$1	$15,234	$3
Commercial real estate: other construction & land development	3,924	14	4,927	53
Commercial real estate: farmland & commercial	5,513	3	6,469	10
Commercial real estate: multifamily	577	—	349	—
Residential: first lien	6,712	75	6,644	220
Residential: junior lien	1,012	12	1,011	39
Consumer	1,229	—	1,191	1
Foreign	752	4	752	12
Total impaired loans with no related allowance	$33,532	$109	$36,577	$338

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

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Domestic
Commercial	$9,072	$10,710
Commercial real estate: farmland & commercial	590	3,086
Residential: first lien	6,187	6,181
Residential: junior lien	750	812
Consumer	1,266	1,269
Foreign	355	360

Total troubled debt restructuring	$18,220	$22,418

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2017 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2017 and December 31, 2016:

	September 30, 2017
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,604	$352	$20,248	$706	$24,204	$1,004,837	$1,029,041
Commercial real estate: other construction & land development	444	—	864	49	1,308	1,703,496	1,704,804
Commercial real estate: farmland & commercial	9,117	29,568	4,062	676	42,747	1,933,095	1,975,842
Commercial real estate: multifamily	149	—	496	—	645	166,732	167,377
Residential: first lien	3,161	964	4,651	4,382	8,776	419,079	427,855
Residential: junior lien	1,369	420	682	682	2,471	678,045	680,516
Consumer	713	124	553	523	1,390	52,569	53,959
Foreign	1,468	267	262	262	1,997	160,873	162,870
Total past due loans	$20,025	$31,695	$31,818	$7,280	$83,538	$6,118,726	$6,202,264

	December 31, 2016
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,081	$829	$21,123	$392	$26,033	$883,634	$909,667
Commercial real estate: other construction & land development	1,502	396	4,456	9	6,354	1,710,521	1,716,875
Commercial real estate: farmland & commercial	3,454	3,054	6,150	289	12,658	1,930,412	1,943,070
Commercial real estate: multifamily	44	—	552	—	596	139,870	140,466
Residential: first lien	5,615	1,350	4,143	3,756	11,108	410,796	421,904
Residential: junior lien	762	178	540	382	1,480	608,838	610,318
Consumer	910	95	413	387	1,418	53,750	55,168
Foreign	931	425	397	11	1,753	165,467	167,220
Total past due loans	$17,299	$6,327	$37,774	$5,226	$61,400	$5,903,288	$5,964,688

The increase in past due loans in the 30 – 59 day category at September 30, 2017 compared to December 31, 2016 can be primarily attributed to a commercial real estate transction involving a relationship that is secured by a retail building.  The increase in the 60 – 89 day category for the same period can be attributed to a relationship that is secured by a  water park that is currently classified as Substandard.  The Company’s internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List-Pass Credits,” and (iii) “Watch List-Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect management’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Pass Credits” category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List-Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that some future loss could be sustained by the Company if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits in accordance with the provisions of ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10 is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, the Company may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2017 and December 31, 2016 is as follows:

		September 30, 2017
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$855,329	$52	$3,128	$150,339	$20,193
Commercial real estate: other construction & land development	1,638,432	912	—	63,032	2,428
Commercial real estate: farmland & commercial	1,799,806	10,608	36,800	122,662	5,966
Commercial real estate: multifamily	166,881	—	—	—	496
Residential: first lien	420,606	41	—	557	6,651
Residential: junior lien	679,604	150	—	—	762
Consumer	52,641	—	—	—	1,318
Foreign	162,515	—	—	—	355
Total	$5,775,814	$11,763	$39,928	$336,590	$38,169

		December 31, 2016
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$720,350	$90,746	$1,121	$75,038	$22,412
Commercial real estate: other construction & land development	1,648,633	1,986	—	61,480	4,776
Commercial real estate: farmland & commercial	1,792,542	7,983	59,872	71,863	10,810
Commercial real estate: multifamily	139,914	—	—	—	552
Residential: first lien	413,638	814	—	616	6,836
Residential: junior lien	609,190	150	—	—	978
Consumer	53,873	—	—	—	1,295
Foreign	166,474	—	—	—	746
Total	$5,544,614	$101,679	$60,993	$208,997	$48,405

The decrease in Special Review credits for September 30, 2017 compared to December 31, 2016 can be primarily attributed to the reclassification of a relationship secured by barges used in the transportation of petroleum products from Special Review to Substandard and by the reclassification of a relationship secured by equipment used in oil and gas production from the Special Review to the Pass category.  The increase in Watch-List Substandard Credits for September 30, 2017 compared to December 31, 2016 can be primarily attributed to the relationship mentioned above, in addition to the reclassification of three additional relationships from Pass to Watch-List Substandard.  One such relationship is in the oil and gas production business, one is in the water park business and is secured by a water park and related hotel, and one is secured by construction equipment.  Additionally, there was an increase in the outstanding balance on a relationship primarily secured by transportation equipment, which was already classified as Substandard at December 31, 2016.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares available for stock option grants under the 2012 Plan. Under the 2012 Plan, both qualified incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) may be granted. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2017, 210,375 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2016	800,502	$19.43
Plus: Options granted	—	—
Less:
Options exercised	92,934	12.72
Options expired	2,188	10.40
Options forfeited	15,238	20.30
Options outstanding at September 30, 2017	690,142	20.34	5.75	$13,637

Options fully vested and exercisable at September 30, 2017	256,801	$18.92	4.88	$5,439

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2017 was approximately $215,000 and $699,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2016 was approximately $268,000 and $822,000, respectively.  As of September 30, 2017, there was approximately $1,623,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.5 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2017 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available-for-Sale
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$4,031,240	$21,637	$(41,311)	$4,011,566	$4,011,566
Obligations of states and political subdivisions	231,262	9,393	(109)	240,546	240,546
Equity securities	28,075	357	(356)	28,076	28,076
Total investment securities	$4,290,577	$31,387	$(41,776)	$4,280,188	$4,280,188

(1)

Included in the carrying value of residential mortgage-backed securities are $700,593 of mortgage-backed securities issued by Ginnie Mae and $3,310,973 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2016 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available-for-Sale
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

The amortized cost and estimated fair value of investment securities at September 30, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,075	$1,075	$—	$—
Due after one year through five years	1,325	1,325	—	—
Due after five years through ten years	—	—	1,939	1,990
Due after ten years	—	—	229,323	238,556
Residential mortgage-backed securities	—	—	4,031,240	4,011,566
Equity securities	—	—	28,075	28,076
Total investment securities	$2,400	$2,400	$4,290,577	$4,280,188

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

The amortized cost and fair value of available-for-sale investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,484,916,000 and $1,472,254,000, respectively, at September 30, 2017.

Proceeds from the sale and calls of securities available-for-sale were $7,235,000 and $279,419,000 for the three and nine months ended September 30, 2017, respectively, which included $0 and $266,967,000 of mortgage-backed securities, respectively. Gross gains of $0 and $1,186,000 and gross losses of $0 and $2,798,000 were realized on the sales for the three and nine months ended September 30, 2017, respectively.  Proceeds from the sale of securities available-for-sale were $130,499,000 and $326,037,000 for the three and nine months ended September 30, 2016, respectively, which included $117,713,000 and $311,931,000 of mortgage-backed securities, respectively. Gross gains of $2,000 and $586,000 and gross losses of $1,347,000 and $2,291,000 were realized on the sales for the three and nine months ended September 30, 2016, respectively.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available-for-sale:
Residential mortgage-backed securities	$2,026,450	$(24,622)	$857,381	$(16,689)	$2,883,831	$(41,311)
Obligations of states and political subdivisions	12,612	(101)	524	(8)	13,136	(109)
Equity securities	16,743	(257)	2,151	(99)	18,894	(356)
	$2,055,805	$(24,980)	$860,056	$(16,796)	$2,915,861	$(41,776)

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
Available-for-sale:
Residential mortgage-backed securities	$2,513,872	$(52,245)	$396,695	$(17,675)	$2,910,567	$(69,920)
Obligations of states and political subdivisions	31,104	(433)	—	—	31,104	(433)
Equity securities	14,066	(184)	5,452	(298)	19,518	(482)
	$2,559,042	$(52,862)	$402,147	$(17,973)	$2,961,189	$(70,835)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008, and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  The Company has no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is the conclusion of the Company that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.  The Company had a small investment in non-agency residential mortgage-backed securities that have additional market volatility beyond economically induced interest rate events, which were sold in the first quarter of 2017.  The Company concluded that the investments in non-agency residential mortgage-backed securities were other-than-temporarily impaired due to both credit and other than credit issues for the three and nine months ended September 30, 2016.  Impairment charges of $90,000 ($58,500, after tax) and $281,000 ($182,650, after tax) were recorded for the three and nine months ended September 30, 2016, respectively. The impairment charge represents the credit related impairment on the securities.

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

The following tables present a reconciliation of credit-related impairment charges on available-for-sale investment recognized in earnings for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 (Dollars in Thousands):

Balance at December 31, 2016	$13,931
Sale of other-than-temporarily impaired available-for-sale securities during period	(13,931)
Balance at September 30, 2017	$—

Balance at June 30, 2016	$13,768
Impairment charges recognized during period	90
Balance at September 30, 2016	$13,858

Balance at December 31, 2015	$13,577
Impairment charges recognized during period	281
Balance at September 30, 2016	$13,858

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2017, other borrowed funds totaled $1,067,500,000, an increase of 45.6% from $733,375,000 at December 31, 2016.  The increase in borrowings can be attributed to cash needs to fund daily operations, purchases of available-for-sale securities and the termination of a portion of the lead bank subsidiary’s long-term outstanding repurchase agreements.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) issued by the Company. As of September 30, 2017 and December 31, 2016, the principal amount of debentures outstanding totaled $160,416,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At September 30, 2017 and December 31, 2016, the total $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2017:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	4.77%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	4.35%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	2.92%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	2.96%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	2.92%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	2.77%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

In connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”) in 2008, the US Treasury received a warrant (the “Warrant”) to purchase 1,326,238 shares of the Company’s common stock (the “Warrant Shares”) at $24.43 per share. The term of the Warrant is ten years and was immediately exercisable. The Warrant is included as a component of Tier 1 capital. On June 12, 2013, the U. S. Treasury sold the Warrant to a third party. As of November 6, 2017, the Warrant is still outstanding, but expires on December 23, 2018. Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $.33 per semi‑annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

The Company paid cash dividends to the common shareholders of $.33 per share on April 17, 2017  and October 16, 2017 to all holders of record on April 3, 2017 and September 29, 2017, respectively.  The Company paid cash dividends to the common shareholders of $.29 per share on April 18, 2016 to all holders of record on April 1, 2016 and $.31 per share on October 17, 2016 to all holders of record on September 30, 2016.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months, and on April 3, 2017, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2017. Stock repurchases may be made from time to time, on the open market or through private transactions. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. During the third quarter of 2017, the Company’s Board of Directors adopted a Rule 10b5‑1 plan and intends to adopt additional Rule 10b5‑1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy. During the term of a 10b5‑1 plan, purchases of common stock are automatic to the extent the conditions of the 10b5‑1 plan’s trading instructions are met. Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans. As of November 3, 2017, a total of 9,244,283 shares had been repurchased under all programs at a cost of $271,235,000. The Company is not obligated to repurchase shares under its stock repurchase program or to enter into additional Rule 10b5‑1 plans. The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of September 30, 2017, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 16.93% on September 30, 2017 and 16.95% on December 31, 2016.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.32% and 13.91%, risk-weighted Tier 1 capital ratio of 18.57% and 18.68% and risk-weighted total capital ratio of 19.37% and 19.47% at September 30, 2017 and December 31, 2016, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of

CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2017, the total of $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of September 30, 2017, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of September 30, 2017 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2017, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or any future period.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 193 facilities and 296 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns one insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.  The sales team of each of the Company’s bank subsidiaries aims to match the right mix of products and services to each customer to best serve the customer’s needs.  That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis.  The bank subsidiaries have various compensation plans, including incentive based compensation, for fairly compensating employees.  The bank subsidiaries also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2017	December 31, 2016	Percent Increase
	(Dollars in Thousands)
Assets	$12,173,651	$11,804,041	3.1%
Net loans	6,134,412	5,900,027	4.0
Deposits	8,613,541	8,610,089	0.0
Securities sold under repurchase agreements	378,033	504,985	(25.1)
Other borrowed funds	1,067,500	733,375	45.6
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,815,184	1,724,667	5.2

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Interest income	$106,945	$96,624	10.7%	$307,100	$291,577	5.3%
Interest expense	9,993	11,175	(10.6)	28,036	33,016	(15.1)
Net interest income	96,952	85,449	13.5	279,064	258,561	7.9
Provision for probable loan losses	6,591	(1,347)	589.3	9,096	14,884	(38.9)
Non-interest income	41,366	40,530	2.1	113,044	118,072	(4.3)
Non-interest expense	71,711	76,667	(6.5)	221,050	216,569	2.1
Net income	39,628	35,787	10.7%	112,201	98,459	14.0%

Per common share:
Basic	$.60	$.54	11.1%	$1.70	$1.49	14.1%
Diluted	.59	.54	9.3	1.68	1.49	12.8

Net Income

Net income for the three and nine months ended September 30, 2017 increased by 10.7% and 14.0%, respectively, compared to the same periods of 2016.  Net income for the nine months ended September 30, 2017 was positively impacted by a decrease in the provision for loan losses compared to the same periods of 2016 as a result of a decrease in the historical loss experience in the commercial category of the allowance for probable loan loss calculation.    As discussed in prior periods, charge-offs had increased due to deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated, the allowance for probable loan losses will be impacted.  Net income in 2017 was also positively impacted by a tax refund of $4.9 million received in the second quarter as a result of an amended tax return for the 2012 tax year.  In September 2014, the Company amended its 2012 federal income tax return as a result of a tax opinion obtained regarding a judgment against the Company paid in 2012 after litigation related to tax matters in the Company’s 2004 acquisition of Local Financial Corporation (“LFIN”).  Litigation against the Company was initiated by the former controlling shareholders of LFIN with respect to such tax matters.  On March 5, 2010, a judgement against the Company was entered on a jury verdict in the U.S. District Court for the Western District of Oklahoma.  The Company subsequently appealed the decision and on January 5, 2012 the United States Court of Appeals Tenth Circuit affirmed the judgement and it became final and unappealable and the Company recorded the majority of the payment of the judgement as a non-deductible expense in the Company’s 2012 federal income tax return.  The Company engaged legal counsel to review the deductibility of the judgement and, upon receiving the tax opinion, amended the 2012 tax return to report the payment as a deduction.  The Internal Revenue Service examined the amended return and at the conclusion of the exam, allowed a certain portion of the judgement to be deducted as a necessary and ordinary business expense.  Net income for the first nine months of 2017 was negatively impacted by a charge of $5.8 million, $3.7 million after tax, taken by the lead bank subsidiary in connection with the termination of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs, originally recorded in the first quarter of 2017.  Non-interest income for the three and nine months ended September 30, 2016 was also impacted by the sale of two investments by a merchant banking entity in which the Company holds a majority interest.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Percent
	2017	2016	(Decrease)	2017	2016	Increase
Interest Income:
Loans, including fees	$83,394	$74,388	12.1%	$238,261	$223,245	6.7%
Investment securities:
Taxable	21,003	19,630	7.0	60,998	60,346	1.1
Tax-exempt	2,409	2,561	(5.9)	7,357	7,835	(6.1)
Other interest income	139	45	208.9	484	151	220.5

Total interest income	106,945	96,624	10.7	307,100	291,577	5.3

Interest expense:
Savings deposits	1,599	1,173	36.3	4,241	3,333	27.2
Time deposits	2,426	2,551	(4.9)	7,203	7,519	(4.2)
Securities sold under Repurchase agreements	1,177	5,480	(78.5)	5,391	16,591	(67.5)
Other borrowings	3,396	812	318.2	7,234	2,196	229.4
Junior subordinated interest deferrable debentures	1,395	1,159	20.4	3,967	3,377	17.5

Total interest expense	9,993	11,175	(10.6)	28,036	33,016	(15.1)

Net interest income	$96,952	$85,449	13.5%	$279,064	$258,561	7.9%

The increase in net interest income for the three and nine months ended September 30, 2017 compared to the same periods of 2016 can be attributed to increased levels of interest income arising from the repositioning of investments in the available-for-sale investment portfolio that the Company has undertaken in prior periods, an increase in loans outstanding and a decrease in interest expense on securities sold under repurchase agreements.  The decrease in interest expense on securities sold under repurchase agreements can be attributed to the early termination of some of the long-term repurchase agreements by the lead bank subsidiary in prior periods.  Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 42 for the September 30, 2017 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)

Service charges on deposit accounts	$18,706	$19,035	(1.7)%	$54,494	$54,999	(0.9)%
Other service charges, commissions and fees
Banking	13,095	13,722	(4.6)	34,505	35,056	(1.6)
Non-banking	1,853	1,803	2.8	5,052	4,794	5.4
Investment securities transactions, net	—	(1,345)	(100.0)	(1,612)	(1,705)	(5.5)
Other investments, net	4,938	4,082	21.0	12,036	14,699	(18.1)
Other income	2,774	3,233	(14.2)	8,569	10,229	(16.2)
Total non-interest income	$41,366	$40,530	2.1%	$113,044	$118,072	(4.3)%

Total non-interest income decreased 4.3% for the nine months ended September 30, 2017 and increased 2.1% for the three months ended September 30, 2017 compared to the same periods of 2016. Non-interest income for the three months ended September 30, 2016 was negatively impacted by losses on available-for-sale investment securities.  Non-interest income for the nine months ended September 30, 2016 was positively impacted by the sale of two investments by the merchant banking entities in which the Company holds an equity interest, resulting in income of approximately $2.4 million included in other investments in the table above and originally recorded in the first quarter of 2016.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)

Employee compensation and benefits	$33,787	$33,908	(0.4)%	$99,256	$95,846	3.6%
Occupancy	6,416	6,153	4.3	18,824	18,225	3.3
Depreciation of bank premises and equipment	6,407	6,175	3.8	18,936	18,563	2.0
Professional fees	3,577	3,661	(2.3)	11,143	10,400	7.1
Deposit insurance assessments	1,007	1,332	(24.4)	2,310	4,333	(46.7)
Net expense, other real estate owned	(407)	2,320	(117.5)	989	4,575	(78.4)
Amortization of identified intangible assets	—	32	(100.0)	25	96	(74.0)
Advertising	2,064	1,921	7.4	6,448	6,345	1.6
Early termination fee—securities sold under repurchase agreements	—	1,799	(100.0)	5,765	1,799	220.5
Software and software maintenance	4,302	3,687	16.7	12,155	10,721	13.4
Impairment charges (Total other-than-temporary impairment charges, $0 net of $0, and $32, net of $(156), included in other comprehensive loss)	—	90	(100.0)	—	281	(100.0)
Other	14,558	15,589	(6.6)	45,199	45,385	(0.4)

Total non-interest expense	$71,711	$76,667	(6.5)%	$221,050	$216,569	2.1%

Non-interest expense decreased 6.5% for the three months ended September 30, 2017 and increased 2.1% for the nine months ended September 30, 2017 compared to the same periods of 2016.  The increase in non-interest expense in 2017 can be primarily attributed to a charge taken by the Company’s lead bank subsidiary in the first quarter of $5.8 million to terminate $200 million of its long-term repurchase agreements outstanding in order to help manage its long term funding costs.  The terminations of the portfolio of long-term repurchase agreements have been done periodically beginning in 2014.  A total of $900 million in long-term repurchase agreements have been terminated since 2014.  Non-interest expense for the three and nine months ended September 30, 2017 was also positively impacted by a decrease in deposit insurance assessments, arising from a decrease in the assessment rate set by the FDIC and a decrease in the net cost of operations on other real estate owned as the underlying properties held in the portfolio were liquidated as part of the bank subsidiaries’ normal operations.  Non-interest expense for the three and nine months ended September 30, 2017 continues to be negatively impacted by increased technological costs related to certain network infrastructure modifications.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 4.9% to $67,852,000 at September 30, 2017 from $64,661,000 at December 31, 2016.  The provision for probable loan losses charged to expense increased 589.3% for the three months ended September 30, 2017 to $6,591,000 compared to a credit of $1,347,000 for the same period of 2016.  The provision for probable loan losses charged to expense decreased 38.9% to $9,096,000 for the nine months ended September 30, 2017 compared to $14,884,000 for the same period of 2016.  The difference in the provision for probable loan losses charged to expense for the three months ended September 30, 2017 compared to the same period of 2016 can be attributed to a large recovery on a loan charged off in prior years of approximately $6,000,000.  The recovery positively impacted the balance in the allowance for probable loan losses and resulted in a decreased allowance expense.  The decrease in the allowance for probable loan losses charged to expense for the nine months ended September 30, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  On August 26, 2017, Hurricane Harvey made landfall in Rockport, Texas as a category four storm and followed the Gulf Coast of Texas north to the Houston metro area and finally the State of Louisiana.  The Texas Gulf Coast is an area where the Company serves many consumer and commercial customers.  The Company has reviewed the exposure to losses of property arising from the impact of Hurricane Harvey and has determined that the impact is not significant to warrant a specific reserve; however, it is still evaluating the impact, therefore, the Company’s allowance for probable loan losses at September 30, 2017 includes factors in the qualitative ratios used in the calculation to incorporate the potential impact of losses arising from the impact of Hurricane Harvey on certain portions of the loan portfolio.The allowance for probable loan losses was 1.09% and 1.08% of total loans at September 30, 2017 and December 31, 2016, respectively.

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

Loans

Net loans increased by 4.0% to $6,134,412,000 at September 30, 2017, from $5,900,027,000 at December 31, 2016.

Deposits

Deposits remained relatively flat at $8,613,541,000 at September 30, 2017, compared to $8,610,089,000 at December 31, 2016.  Although deposits at September 30, 2017 remained at the same basic levels as December 31, 2016 and the Company has experienced growth in deposits over the last few years, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On September 30, 2017, the Company had $12,173,651,000 of consolidated assets, of which approximately $162,870,000, or 1.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $167,220,000, or 1.4%, at December 31, 2016.  Of the $162,870,000, 86.3% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 12.9% is secured by foreign real estate or other assets; and 0.8% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2017 and 2016 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short-term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available-for-sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold or sold under agreements to repurchase, to provide immediate liquidity.  As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2017, shareholders’ equity was $1,815,184,000 compared to $1,724,667,000 at December 31, 2016.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of cash dividends to common shareholders and a decrease in comprehensive loss.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the new rules beginning on January 1, 2016.  Management believes, as of September 30, 2017, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 16.93% on September 30, 2017 and 16.95% on December 31, 2016.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.32% and 13.91%, risk-weighted Tier 1 capital ratio of 18.57% and 18.68% and risk-weighted total capital ratio of 19.37% and 19.47% at September  30, 2017 and December 31, 2016, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2017, the total of $160,416,000 of the Capital Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of September 30, 2017, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of September 30, 2017 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2017, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

As in the past, the Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2017 is illustrated in the table entitled “Interest Rate Sensitivity.”  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2017	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$280,355	$819,596	$2,942,091	$240,546	$4,282,588
Loans, net of non-accruals	4,699,728	188,903	325,934	958,130	6,172,695

Total earning assets	$4,980,083	$1,008,499	$3,268,025	$1,198,676	$10,455,283

Cumulative earning assets	$4,980,083	$5,988,582	$9,256,607	$10,455,283

Rate sensitive liabilities

Time deposits	$895,394	$1,023,537	$196,306	$93	$2,115,330
Other interest bearing deposits	3,253,382	—	—	—	3,253,382
Securities sold under repurchase agreements	278,033	100,000	—	—	378,033
Other borrowed funds	967,500	—	—	100,000	1,067,500
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$5,554,725	$1,123,537	$196,306	$100,093	$6,974,661

Cumulative sensitive liabilities	$5,554,725	$6,678,262	$6,874,568	$6,974,661

Repricing gap	$(574,642)	$(115,038)	$3,071,719	$1,098,583	$3,480,622
Cumulative repricing gap	(574,642)	(689,680)	2,382,039	3,480,622
Ratio of interest-sensitive assets to liabilities	0.90	0.90	16.65	11.98	1.50
Ratio of cumulative, interest-sensitive assets to liabilities	0.90	0.90	1.35	1.50

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2017, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 25 of the Company’s 2016 Annual Report as filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company’s Board of Directors has authorized stock repurchase plans.  In April 2009, the Board of Directors established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months, and on April 3, 2017, the Board of Directors extended the repurchase program and again authorized the repurchase of up to $40 million of common stock during the 12 month period commencing on April 9, 2017.  Stock repurchases may be made from time to time, on the open market or through private transactions.  During the third quarter, the Company’s Board of Directors adopted a Rule 10b5-1 plan and intends to adopt additional Rule 10b5-1 trading plans that will allow the Company to purchase its shares of common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its internal trading policy.  During the terms of a 10b5-1 plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met.  Shares repurchased in this program will be held in treasury for reissue for various corporate purposes, including employee stock option plans.  As of November 3, 2017, a total of 9,244,283 shares had been repurchased under all repurchase programs at a cost of $271,235,000.  The Company is not obligated to repurchase shares under its stock purchase program or to enter into additional Rule 10b5-1 plans.  The timing, actual number and value of shares purchased will depend on many factors, including the Company’s cash flow and the liquidity and price performance of its shares of common stock.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2017.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2017	—	$—	—	$39,976,600
August 1 – August 31, 2017	—	—	—	39,976,600
September 1 – September 30, 2017	284	38.90	284	39,966,000
Total	284	$38.90	284

(1)	The repurchase program was extended on April 3, 2017 and allows for the repurchase of up to an additional $40,000,000 of treasury stock through April 9, 2018.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017 and 2016; (ii) the Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016; and (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 8, 2017	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 8, 2017	/s/ Imelda Navarro
Imelda Navarro
Treasurer