Form 10-K
period 2017-12-31
INTERNATIONAL BANCSHARES CORP
filed 2018-02-28
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒ Emerging Growth Company ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2017 was $2,315,388,000.00 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 23, 2018, there were 66,097,271 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2017 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders (in Part III).

Part I

As used in this report, the words “Company,” “we,” “us” and “our” refer to International Bancshares Corporation, a Texas corporation, and its five wholly-owned subsidiary banks.  The information that follows may contain forward-looking statements, which are qualified as indicated under “Cautionary Notice Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report.  Our website address is www.ibc.com.

Item 1.  Business

General

We are a registered multibank financial holding company providing a diversified range of commercial and retail banking services in our main banking and branch facilities located in south, central and southeast Texas and the State of Oklahoma. We were organized and we operate as a bank holding company within the meaning of the Bank Holding Company Act of 1956, (BHCA).  As a bank holding company, we may own one or more banks and may engage in activities closely related to banking.  In this regard, we are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (FRB).  In addition, all of our wholly-owned banking subsidiaries are members of and subject to regulation by the Federal Deposit Insurance Corporation (FDIC).  Our principal corporate offices are located in Laredo, Texas.

Our principal assets at December 31, 2017, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

•	International Bank of Commerce, located in Laredo, Texas (IBC);
•	Commerce Bank, located in Laredo, Texas (Commerce Bank);
•	International Bank of Commerce, located in Brownsville, Texas (IBC Brownsville);
•	International Bank of Commerce, located in Zapata, Texas (IBC Zapata); and
•	International Bank of Commerce, located in Oklahoma City, Oklahoma (IBC-Oklahoma).

IBC-Oklahoma was formed as of January 1, 2017, as part of an internal corporate reorganization, whereby IBC assigned and transferred certain assets and liabilities located in Oklahoma and Dallas, Texas to IBC-Oklahoma.  These five subsidiary banks are collectively referred to in this report as our “Subsidiary Banks.”

Our philosophy focuses on customer service as represented by the motto, “We Do More.” Our Subsidiary Banks maintain a strong commitment to their local communities by, among other things, appointing selected community members to local advisory boards (local boards). These local advisory boards help to direct the operations of the branches, under the supervision of the Subsidiary Bank’s board of directors.  These local boards also assist in developing or modifying our products and services to meet local customer needs, as well as introducing prospective customers to our many products and services.

We also own five direct non-banking subsidiaries:

•	IBC Trading Company, an export trading company which is currently inactive;
•	IBC Subsidiary Corporation, a second‑tier bank holding company incorporated in the State of Delaware;
•	IBC Charitable and Community Development Corporation, a Texas nonprofit corporation formed to conduct charitable and community development activities;
•	IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments; and
•	Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas.

We also own a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities. We also own a controlling interest in four merchant banking entities.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as our Proxy Statements, are available free of charge on or through our website, www.ibc.com.  We have also posted on the website a Code of Ethics that applies to our directors and executive officers, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Nominating Committee.

Services and Employees

Our Subsidiary Banks have historically focused on providing commercial banking services to small and medium sized businesses located in their trade areas and select international banking services.  In recent years, however, the Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as locating branches in retail locations and shopping malls.  Today, we have 192 branch locations and 294 ATMs serving 87 communities in Texas and Oklahoma.

Through the Subsidiary Banks, we are engaged in the business of accepting checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Some Subsidiary Banks are very active in facilitating international trade along the United States border with Mexico and elsewhere. Our international banking business includes providing letters of credit, making commercial and industrial loans and providing foreign exchange services. Each Subsidiary Bank also offers other related services, such as credit cards, safety deposit boxes, collections, notary public, escrow services, drive up and walk up facilities and other customary banking services.

Each Subsidiary Bank makes available certain securities products through third party providers, as well as banking services during traditional and nontraditional banking hours through their ATM network and retail locations in shopping malls and other convenient places. Additionally, IBC also has introduced IBC Bank Online, an Internet banking product, in order to provide customers online access to banking information and services 24 hours a day, as well as, IBC Mobile Banking with access from mobile devices 24 hours a day.  No material portion of our business may be deemed seasonal.

As of December 31, 2017,  we and our Subsidiary Banks employed approximately 2,714 persons full time and 559 persons part time.  We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service.  None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.  We believe that our relations with our employees are good.

Competition

We are one of the largest independent financial bank holding companies in the State of Texas.  Our primary market area is bordered on the east by the Galveston area, the northwest by Dallas, the southwest by Del Rio and to the southeast by Brownsville.  Our primary market area also includes the State of Oklahoma. We compete for deposits and loans with other commercial banks, savings and loan associations, and credit unions in our primary market area.  We have increased our market share in our primary market area in the past through strategic acquisitions.

We also compete against non‑bank entities, which serve as an alternative to traditional financial institutions. The percentage of bank related services being provided by non‑bank entities has increased during the last several years.

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks.  These deposits comprised approximately 27%, 28% and 27% of the Subsidiary Banks total deposits for the three years ended December 31, 2017, 2016 and 2015, respectively.

Under the Gramm Leach Bliley Financial Services Modernization Act of 1999 (GLBA), banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company,  which may then serve its customers’ varied financial needs through a single corporate structure. The GLBA has significantly changed the competitive environment in which we and our Subsidiary Banks conduct business. The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may reduce the necessity of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

Banking is a complex, highly regulated industry.  In addition to the generally applicable state and federal laws governing businesses and employers, we and our Subsidiary Banks are further extensively regulated by special federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Subsidiary Banks and include, among other matters:

•	requirements to maintain reserves against deposits;
•	restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon;
•	restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates; and
•	restrictions related to investments in activities other than banking; and minimum capital requirements.

Furthermore, Congress, state legislatures and applicable federal and state regulatory agencies are continually reviewing such statutes, regulations and policies.  Any change in such laws or policies applicable to us and our subsidiaries could have a material adverse effect on our business, financial condition or our results of operations.  Recent political developments, including the change in the United States’ administration, have increased uncertainty with respect to the implementation, scope and timing of regulatory reforms.  With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers, rather than the specific protection of our shareholders or creditors.

Further, our earnings are affected by the fiscal and monetary policies of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. These monetary policies significantly influence the overall growth of bank loans, investments and deposits, as well as, the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on our future earnings and business cannot be predicted.

The Dodd-Frank Act

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd‑Frank Wall Street Reform and Consumer Protection Act” (Dodd‑Frank Act) was signed into law. The Dodd‑Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  These far‑reaching changes across the financial regulatory landscape include provisions that, among other things, have or will:

•	Centralize responsibility for consumer financial protection in a new agency named the Bureau of Consumer Financial Protection (CFPB);
•	Restrict the preemption of state law by federal law;
•	Apply the same leverage and risk‑based capital requirements that apply to insured depository institutions to most bank holding companies;
•	Require financial holding companies, to be well capitalized and well managed in order to acquire banks located outside their home state;

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF;

•

Impose comprehensive regulation of over the counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•

Require publicly traded bank holding companies with at least $10 billion in assets to create a risk committee to be chaired by an independent director, with at least one member with risk management expertise.

•

Require annual stress testing of certain financial institutions with consolidated assets greater than $10 billion, but, at this time, none of the Subsidiary Banks meets the $10 billion asset threshold required to conduct the bank stress tests;

•	Implement corporate governance revisions, including an advisory shareholder vote on executive compensation and proxy access by shareholders;
•	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;
•	Repeal the federal prohibitions on the payment of interest on demand deposits;
•

Amend the Electronic Fund Transfer Act to give the FRB authority to establish rules regarding interchange fees, which must be reasonable and proportional to the actual cost of a transaction to the issuer;

•	Increase the authority of the FRB to examine us and our Subsidiary Banks;
•	Permit interstate de novo branching without the need to acquire an existing bank;
•	Require extensive new restrictions relating to residential mortgage transactions to increase compliance for financial institutions that originate mortgage loans;
•	Establish a Whistleblower Incentives and Protection Program for public company employees;
•	Require each agency to establish an Office of Minority and Women Inclusion and to develop diversity assessment standards for all the entities regulated by the agencies;
•

Require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in short term proprietary trading and investing in and sponsoring certain unregistered investment companies; and

•

Authorize the FRB to adopt enhanced supervision and prudential standards for bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”).

Many provisions of the Dodd-Frank Act became effective upon enactment, while others were subject to further study, SEC rulemaking and discretion afforded to federal regulators.  Some provisions have only recently taken effect or will take effect in the future making it difficult to anticipate the overall financial impact on us,  our customers or the financial industry in general. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits, as well as place limitations on certain revenues those deposits may generate. Provisions that require revisions to our capital requirements could require us to seek other sources of capital in the future.

Emergency Economic Stabilization Act

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program (TARP). Under TARP, the Treasury created a capital purchase program (CPP), pursuant to which it provided access to capital that serves as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. Subsequently, we sold $216 million of Series A Preferred Stock to the Treasury and a warrant (Warrant) to purchase 1,326,238 shares of our class of Common Stock at a price per share of $24.43 per share that expires on December 23, 2018. The Warrant exercise price will adjust if we pay cash dividends above 33 cents per semi‑annual period or make certain other distributions before its expiration date.

In November 2012, we repurchased all of the Series A Preferred Stock and exited the TARP program.  In 2013, the Treasury sold the Warrant to a third party.  As of December 31, 2017, the Warrant has not been exercised.

FRB Approvals

As a registered bank holding company we are subject to supervision by, among others, the FRB.  As such, we are required to file with the FRB annual reports and other information regarding our business operations and those of our Subsidiary Banks.  We are also subject to periodic examination by the FRB. Under the BHCA, a bank holding company is prohibited from acquiring direct or indirect control of any company that is not a bank or bank holding company, and must engage only in the business of banking, managing, controlling banks and furnishing services to or performing services for its subsidiary banks, except where the FRB has determined the ownership to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

The BHCA and the Change in Bank Control Act of 1978 require that either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring “control” of a bank holding company, subject to exception for certain transactions. Control is conclusively presumed to exist if any person acquires 25% or more of the voting securities of a bank holding company; control is a rebuttable presumption between 10% and 25% ownership.  Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes.

As a bank holding company, we are required to obtain approval prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, we would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.  In approving acquisitions or the addition of activities, one of the issues the FRB considers is whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The USA PATRIOT Act

Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (PATRIOT Act), substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Also, the PATRIOT Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

We have a program in place to monitor and enforce our policies on money laundering, corruption and bribery, as well as our policies on prohibiting the use of Company assets to finance or otherwise aid alleged terrorist groups. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Nonresident Alien Deposits

In 2013, the IRS published a rule requiring U.S. banks to report on the interest they pay to nonresident alien individuals, and the IRS will share the information with tax authorities in other countries with whom the United States has an agreement regarding the exchange of tax information.

Foreign Account Tax Compliance Act

On July 1, 2014, the Foreign Account Tax Compliance Act (FATCA) became effective. Originally enacted in 2010, FATCA  is aimed at curbing offshore tax evasion by foreign financial institutions by requiring such institutions to identify any U.S. account holders.  Moreover, FATCA requires U.S. withholding agents, including U.S. banks, to withhold a  tax (30%) on U.S. sourced income payable to foreign financial institutions that do not agree to report certain information to the IRS regarding their U.S. accounts, as well as on payments to nonfinancial foreign entities that do not provide information on their U.S. account owners to withholding agents.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC) publishes lists of specially designated countries and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. The OFAC administered sanctions take many forms, including restrictions on trade or investment and the blocking of certain assets related to the designated foreign countries and nationals. Blocked assets, which may include bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with the OFAC sanctions could have serious legal and reputational consequences.

Gramm Leach Bliley

The GLBA eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under the GLBA, a financial holding company may engage in a broad list of financial activities and any non‑financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, the GLBA permitted certain non‑banking financial and financially related activities to be conducted by financial subsidiaries of banks.

Under the GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (CRA). We elected and were approved by the FRB to become a financial holding company under the GLBA in 2000 and the election was made effective by the FRB as of March 13, 2000. During the second quarter of 2000, IBC established an insurance agency subsidiary and acquired two insurance agencies.

The investments that may be made under the GLBA are substantially broader in scope than the investment activities otherwise permissible for bank holding companies and are referred to as “merchant banking investments” in “portfolio companies.” The FRB and the Secretary of the Treasury have regulations governing the scope of permissible merchant banking investments.  Before making a merchant banking investment, a financial holding company must either be or have a registered securities firm or a qualified insurance affiliate. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or a  subsidiary of a depository institution. The regulations place restrictions on the ability of a financial holding company to become involved in the routine management or operation of any portfolio company. The regulation also generally limits the ownership period of merchant banking investments to no more than ten years.

The FRB, the Office of the Comptroller of the Currency (OCC), and the FDIC have rules governing the regulatory capital treatment of equity investments in non‑financial companies held by banks, bank holding companies and financial holding companies. The rules apply a graduated capital charge on covered equity investments,  which would increase as the proportion of such investments to Tier 1 Capital increases.

On September 8, 2016, the FRB published a report to Congress in which it recommended the repeal of the merchant banking authority granted to financial holding companies under the GLBA.  Specifically, the FRB recommended that Congress repeal the statutory merchant banking authority and the grandfathering exemption for certain companies that became financial holding companies after 1999.  The FRB also noted in its report that it is considering regulatory measures that would limit what it termed “safety and soundness risks of merchant banking investments.”  It is uncertain what, if any, action the FRB or Congress will take regarding the FRB’s report.

State Law Preemption

At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. The Dodd-Frank Act, however, limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances. In this regard, the OCC has concluded that the Dodd‑Frank Act did not create a new, standalone preemption standard, but rather, existing OCC regulations are “preserved,” including federal preemption over state consumer protection laws. The OCC also clarified that a state attorney general or chief law enforcement officer may enforce any applicable law against a national bank (as opposed to a non‑preempted state law), and to seek relief if, and as, authorized by that law.

Financial Privacy

In accordance with the GLBA, the federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide disclosure of privacy policies to consumers and allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party in some instances.

Additional regulations were adopted to implement the provisions of the Fair Access to Credit Transactions Act (FACTA), which requires certain disclosures and consents to share certain information among bank affiliates. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. These privacy provisions also have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross‑selling products and services between those affiliated companies.  On December 4, 2015, the Fixing America’s Surface Transportation Act (FAST Act) was signed into law.  Part of the FAST Act amended the GLBA by providing financial institutions with an exception to the general requirement that those institutions deliver annual privacy notices.

NASDAQ Listing Standards

Shares of our Common Stock are listed and trade on the NASDAQ Stock Market under the symbol “IBOC”.  As such, we must comply with the quantitative and qualitative listing standards of the NASDAQ Stock Market. In addition to other matters, the listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters.

Interstate Banking

The Riegle‑Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any state in the United States, provided that the target bank meets the minimum age established by the host state (maximum of five years in Texas). Under the Interstate Banking Act, an anti‑concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent of all deposits nationwide or thirty percent of any one state’s deposits, or such higher or lower percentage established by the host state. The anti‑concentration limit in each of Texas and Oklahoma has been set at twenty percent of all federally insured deposits in Texas and Oklahoma, respectively. The Dodd‑Frank Act changes the requirements for interstate branching by permitting de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

FRB Enforcement Powers

The FRB has certain divestiture and other powers over bank holding companies and non‑banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease and desist orders or other actions. In the event a Subsidiary Bank experiences either a significant loan loss or rapid growth of loans or deposits, we may be compelled by the FRB to invest additional capital in the Subsidiary Bank. Further, we would be required to guarantee performance of the capital restoration plan of any undercapitalized Subsidiary Bank.

The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, order termination of non‑banking activities of non‑banking subsidiaries and order termination of ownership and control of a non‑banking subsidiary. Under certain circumstances the Texas Banking Commissioner may bring enforcement proceedings against a bank holding company in Texas.

Company Dividends

Our holding company is regarded as a legal entity separate and distinct from our Subsidiary Banks and is subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The ability of our holding company to pay dividends is largely dependent on the amount of cash derived from dividends declared by our Subsidiary Banks.  The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital.  Under FRB policy, bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.  In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The ability of the Subsidiary Banks to pay dividends is also restricted under Texas and Oklahoma law.  A Texas bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  An Oklahoma bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Oklahoma Department of Banking.  The FDIC has the right to prohibit the payment of dividends by a bank where the payment is deemed to be an unsafe and unsound banking practice.

At December 31, 2017, there was an aggregate of approximately $731,850,000 available for the payment of dividends to our holding company by IBC, IBC-Oklahoma, Commerce Bank, IBC Zapata, and IBC Brownsville under the capital rules applicable as of December 31, 2017, assuming that each of such banks continues to be classified as “well capitalized.”  Further, we could expend the entire $731,850,000 and continue to be classified as “well capitalized” under the capital rules applicable as of December 31, 2017.

Source of Strength Doctrine

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd‑Frank Act codifies this policy as a statutory requirement. Under this requirement, we are expected to commit resources to support our Subsidiary Banks, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the FRB and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.

The OCC, FRB and FDIC are developing a joint Notice of Proposed Rulemaking, which will be published in the Federal Register.  The rule, when finalized, will require the appropriate federal banking agencies to jointly issue final rules that ensure that parent companies of subsidiary insured depository institutions serve as a source of financial strength for such institutions.  As of December 31, 2017 the FRB and other federal banking regulators have not yet issued rules implementing this requirement.

Deposit Insurance

All of the Subsidiary Banks are examined by the FDIC, which currently insures the deposits of each member bank up to applicable limits. The FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule or order of condition imposed by the FDIC.

Deposits of each of the Subsidiary Banks are insured by the FDIC through the DIF to the extent provided by law. The FDIC uses a risk based assessment system that imposes premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base‑rate adjustments, total base assessment rates range from 7 to 24 basis points.

The FDIC adopted a new DIF restoration plan in 2010 to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd‑Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi‑annually, however, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice and comment rulemaking if required.

In 2011, the FDIC issued a final rule that set a target size for the insurance fund and changed the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd‑Frank Act. The rule finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule also creates a risk based scorecard assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long‑term performance. The FDIC also issued new guidelines that reflect the methodology it now uses to determine assessment rates for large and highly complex institutions. A “large institution” is defined as an insured depository institution with assets of $10 billion or more, and a “highly complex institution” is defined as an insured depository institution with assets of $50 billion or more. At this time, none of the Subsidiary Banks meet the definition of a large institution under the new guidelines.

A surcharge was proposed by the FDIC in 2016 on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more.  The surcharge is 4.5 cents per $100 of their assessment base.  The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of the surcharges.  Our FDIC deposit insurance expense totaled $3,924,000, $5,777,000 and $5,938,000 in 2017, 2016 and 2015, respectively.

The FDIC proposed new requirements, which became effective in 2017, for insured depository institutions with at least 2 million deposit accounts to impose new recordkeeping standards and deposit insurance calculation requirements for these institutions.  The institutions also are required to ensure that their information technology (IT) systems are capable of calculating the amount of insured money for most depositors within 24 hours of a failure.

Capital Adequacy

Our holding company and our Subsidiary Banks are required to meet certain minimum regulatory capital guidelines.  The FRB has historically utilized a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and non-controlling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.

The federal authorities’ risk based capital guidelines utilize total capital to risk weighted assets and Tier 1 Capital elements.  In this way, the guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, consider off balance sheet exposure in assessing capital adequacy and encourage the holding of liquid, low risk assets.  At least one half of the minimum total capital is required to be comprised of Core Capital or Tier 1 Capital elements.  Our Tier 1 Capital is comprised of common shareholders’ equity and permissible amounts related to the trust preferred securities. The deductible core deposit intangibles and goodwill booked in connection with all our financial institution acquisitions after February 1992 are deducted from the sum of core capital elements when determining our capital ratios.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent.  Our leverage ratio at December 31, 2017 was 14.62%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of five percent as of December 31, 2017.

The federal bank regulatory agencies have adopted regulations which mandate a five‑tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk‑based capital ratio of 10%, a Tier 1 risk‑based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of FDICIA mandate corrective actions are taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2017,  our holding company and each of the Subsidiary Banks were classified as “well capitalized” under the applicable regulations.

The risk‑based standards that apply to bank holding companies and banks incorporate market and interest rate risk components. Applicable banking institutions are required to adjust their risk‑based capital ratio to reflect market risk. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks. We do not have any Tier 3 capital and did not need Tier 3 capital to offset market risks. In 2010, the federal bank regulators issued a final risk‑based capital rule related to new accounting standards that make substantive changes in how banking organizations account for more items, including securitized assets that previously had been taken off banks’ balance sheets. The Dodd‑Frank Act directed the banking agencies to issue capital requirements for banking institutions that are countercyclical. These will require a higher level of capital to be maintained in times of economic expansion and a lower level of capital during times of economic contraction.

Basel III

In July 2013, the FRB and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implemented the Basel Committee on Banking Supervision’s -- a college of central bankers and other financial regulators from the United States and other advanced economies -- December 2010 framework known as “Basel III” for strengthening international capital standards, as well as certain provisions of the Dodd-Frank Act.  Basel III, when implemented by the U.S. banking agencies and fully phased in, requires bank holding companies and their subsidiary banks to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III capital rules include the new components of “Accumulated Other Comprehensive Income (Loss)” (AOCI) that factors into the calculation of CET1 all net unrealized gains (losses) on available for sale securities. The definition also establishes the expectation that the majority of Common Equity Tier 1 should be voting shares. The proposal creates a category referred to as “High Volatility CRE,” which would have a risk weight of 150% and generally include nonresidential acquisition development or construction financing. The proposal would require the phase‑out from Tier 1 Capital of trust preferred securities and cumulative preferred stock over a ten‑year time period.

Further, the Basel III capital rules establish calculations for risk‑weighted assets using alternatives to credit ratings that would be based on either the weighted average of the underlying collateral or a formula based on subordination position and delinquencies or the use of a 1,250% risk rating, which would be the default rating if requisite standards of a comprehensive understanding and levels of the due diligence are not met. Securitized structures, such as private label mortgage backed securities, may be risk weighted based on a gross up approach considering underlying assets, otherwise they default to the 1,250% risk weight.

On the quality of capital side, the final Basel III capital rule emphasized Common Equity Tier 1 capital, the most loss absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improved the methodology for calculating risk‑weighted assets to enhance risk sensitivity. The banking agencies made a number of changes in the final rule, in particular, to address concerns about regulatory burden on community banks. For example, the final rule is significantly different from the proposal in terms of risk weighting for residential mortgages and the regulatory capital treatment of certain unrealized gains and losses on trust preferred securities for common banking organizations.

Our phase‑in period for mandatory compliance with the final Basel III rule was January 1, 2015.  A key provision of the rules permitted us to make a one‑time irrevocable election to determine how most items reported in AOCI will be handled for regulatory capital purposes. For institutions that opt out, most AOCI items will not be included in the calculation of Common Equity Tier 1 capital; institutions that do not opt out will have most AOCI items included in the calculation of Common Equity Tier 1 capital, which affects the institution’s legal lending limit calculation. If a top tier banking organization makes the AOCI opt out election, all consolidated banking subsidiary organizations under it must make the same election. We made the AOCI opt out election in 2015.

Under Basel III capital rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk‑weighted assets;
•	6.0% Tier 1 capital to risk‑weighted assets;
•	8.0% Total capital to risk‑weighted assets; and
•	4.0% Tier 1 capital to average quarterly assets.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is phased in over a four‑year period (increasing by that amount on each subsequent January 1), until it reaches 2.5% on January 1, 2019.

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk weighting categories from four categories (0%, 20%, 50% and 100%), to a much larger and more risk sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting our determination of risk‑weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);
•

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	Providing for a 100% risk weight for claims on securities firms; and
•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III capital rules provide more advantageous risk weights for derivatives and repurchase‑style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

On November 21, 2017, the OCC, the Federal Reserve and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules.  Effective January 1, 2018, the rule also pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests.  The agencies are also considering whether to make adjustments to the capital rules in response to CECL (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital.

On December 7, 2017, the Basel Committee on Banking Supervision unveiled the latest round of its regulatory capital framework, commonly called “Basel IV.”  The framework makes changes to the capital framework first introduced as “Basel III” in 2010.  The committee targeted 2022-2027 as the timeframe for implementation by regulators in individual countries, including the U.S. federal bank regulatory agencies (after notice and comment).

Basel III Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (FDIA), requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: (i) “well capitalized;” (ii) “adequately capitalized;” (iii) “undercapitalized;” (iv) “significantly undercapitalized;” and (v) “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures which reflect changes under the Basel III capital rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be considered:

•

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
•

“adequately capitalized” if the institution has a total risk‑based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk‑based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”;

•

“undercapitalized” if the institution has a total risk‑based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk‑based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%;

•

“significantly undercapitalized” if the institution has a total risk‑based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk‑based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

As of December 31, 2017, each of our Subsidiary Banks are “well capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

Liquidity Requirements

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

The Basel III liquidity coverage ratio was published in 2013 and uses international liquidity standards that serve to reconcile the differences of the liquidity standards of countries. The Basel Committee is expected to address the net stable funding ratio in the future. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal bank regulatory agencies also issued a proposed rule that would implement qualitative liquidity requirements, including a liquidity coverage ratio (LCR), consistent with liquidity standards adopted by the Basel Committee, for certain banking organizations with more than $250 billion in total assets or subsidiary depository institutions of internationally active banking organizations with $10 billion or more in total consolidated assets. The FRB issued a separate proposed rule at the same time to apply a modified version of the LCR to certain depository institution holding companies with assets greater than $50 billion. The final version of the rule defines banks with between $50 billion and $250 billion in assets as “modified LCR companies,”  which will be subjected to less rigorous requirements regarding the high‑quality liquid assets calculations.

FASB CECL Accounting Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” (CECL).  The accounting standards update amends existing standards for credit losses on financial assets.  The change in accounting standard requires that the expected credit losses on financial instruments held as of the end of the period be measured based on historical loss experience, current conditions and reasonable and supportable forecasts.  The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration.  The accounting standard change will be effective for us on January 1, 2020.  The change in accounting standards could result in an increase in our reserve for probable loan losses and require us to book loan losses more quickly.

State Enforcement Powers

The Banking Commissioners of Texas and Oklahoma may determine to close a Texas or Oklahoma state bank, respectively, when such Commissioner finds that the interests of depositors and creditors of a state bank are jeopardized through its insolvency or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed. The Texas Department of Banking and Oklahoma State Banking Department also have broad enforcement powers over the Subsidiary Banks,  as applicable, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Depositor Preference

Because our holding company is a legal entity separate and distinct from our Subsidiary Banks, it’s our holding company’s right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of a Subsidiary Bank, the claims of depositors and other general or subordinated creditors of the bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company or any shareholder or creditor.

Community Reinvestment Act

Under the CRA, the FDIC is required to assess the record of each Subsidiary Bank to determine if the bank meets the credit needs of its entire community, including low and moderate‑income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. Federal banking agencies make public a rating of a bank’s performance under the CRA. The Subsidiary Banks conduct an award winning financial literacy program in their communities as part of their community outreach.

There are also fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. Each of our Subsidiary Banks received a “Satisfactory” CRA rating in its most recently completed examination. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2018. “Large institution” now means a bank with total assets of at least $1.221 billion for December 31 of both of the prior two calendar years and “intermediate small institution” means an institution with assets of at least $305 million and less than $1.221 billion as of December 31 of both of the prior two calendar years. Three of our Subsidiary Banks are considered “intermediate small institutions” and IBC and IBC Oklahoma are considered “large institutions” under the new asset thresholds.

Consumer Laws

In addition to the laws and regulations discussed herein, the Subsidiary Banks are also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Subsidiary Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd‑Frank Act provides comprehensive new rules regulating mortgage activities and created the CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities.

The CFPB has broad authority, among other matters, to declare acts or practices to be “unfair, deceptive, or abusive,” and to develop and require new consumer disclosures. While the CFPB does not currently have direct supervisory authority over any of our Subsidiary Banks because they each fall below the $10 billion assets threshold, the CFPB’s broad authority to issue, interpret, and enforce almost all federal consumer protection laws, and its issuance of applicable disclosure forms, will significantly impact each of the Subsidiary Banks’ consumer compliance programs.

The CFPB proposed major small dollar loan consumer protection regulations in 2016, including payday loans, vehicle title loans and certain high-cost installment loans.  Two categories of loans are covered;  loans with a term of 45 days or less; or loans with multiple advances if each advance is required to be repaid within 45 days.  The second category includes loans with terms greater than 45 days, provided that they have an all-in annual percentage rate higher than 36 percent, and either are repaid directly from the consumer’s account or income or are secured by the consumer’s vehicle.  The proposed rules focus on practices involving consumer’s ability to repay their loans and other practices related to withdrawing payments from consumers’ accounts.  Several types of consumer credit would be excluded, including:  loans extended solely to finance the purchase of a car or other consumer good in which the good secures the loan; home mortgages and other loans secured by real property or a dwelling if recorded or perfected; credit cards; student loans; non-recourse pawn loans; and overdraft services and lines of credit.  On October 5, 2017, the CFPB finalized the small dollar loan rules with a planned implementation date of August 2019 for most of its provisions.  However, on January 16, 2018, the CFPB, acting under new Director Mick Mulvaney, announced that it intends to engage in a rulemaking process so that it may reconsider the small dollar loan rule, thus, putting in doubt the rule’s implementation.  Separately, some congressional members are working to overturn the rules through the legislative process.

In light of the new administration in Washington, DC and the change in the CFPB’s executive director, we cannot predict what additional actions may be taken by the CFPB with respect to its previous regulations, rulings and decisions and any impact on our operations.

Military Lending Act

In 2015, the Department of Defense issued final amendments to the rule that implements the federal Military Lending Act.  Under the amended rule, the Department of Defense expanded the definition of “consumer credit” to include a much broader range of credit products, including some credit products offered by depository institutions.  The rule requires lenders to provide certain protections to borrowers who are covered under the rule.  For instance, lenders must cap the Military Annual Percentage Rule for covered credit products provided to covered borrowers at 36%.  Lenders must also provide certain disclosures and other protections to covered borrowers.  Although a lender can use any method to determine a borrower’s military status, the lender can obtain a safe harbor by verifying the borrower’s military status either through the Department of Defense Manpower Data Center or by using a consumer credit report that contains military status.

Electronic Banking and Cyber Security

The Federal Financial Institutions Examination Council (FFIEC) issued guidance in 2005 entitled “Authentication in an Internet Banking Environment” (2005 Guidance), which provided a risk management framework for financial institutions offering Internet‑based products and services to their customers. The 2005 Guidance required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. The FDIC and other FFIEC agencies supplemented the 2005 Guidance by specifying the FDIC’s supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicated that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. In 2011, the Texas Banking Commissioner and the U.S. Secret Service formed the Bankers Electronic Crimes Task Force and issued guidance entitled “Best Practices: Reducing the Risks of Corporate Account Takeovers.” This guidance sets forth nineteen best practices to reduce the risk of corporate account takeover thefts. Our Subsidiary Banks are required to comply with these guidelines and best practices.

The National Institute of Standards and Technology (NIST) released a preliminary Framework for Approving Critical Infrastructure Cybersecurity in 2014.  Our Subsidiary Banks are expected to incorporate the NIST Cybersecurity Framework into their security frameworks, which are also governed by FFIEC guidelines.  In 2016, the federal banking agencies proposed enhanced cyber risk management standards for large interconnected entities and their service providers.  The proposal establishes enhanced standards to increase the operational resilience of these entities and reduce the impact on the financial system in case of a cyber event experienced by one of these entities.  The standards address cyber risk governance, cyber risk management, internal dependency management, external dependency management, incident response, cyber resilience and situational awareness.  The enhanced standards would be implemented in a tiered manner, imposing more stringent standards on the systems of those entities that are critical to the functioning of the financial sector.

Affiliate Transactions

Our holding company and Subsidiary Banks are “affiliates” within the meaning of Section 23A of the Federal Reserve Act, which sets forth certain restrictions on (i) loans and extensions of credit between a bank subsidiary and affiliates, (ii) on investments in an affiliate’s stock or other securities, and (iii) on acceptance of such stock or other securities as collateral for loans. These restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries, unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary’s capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each Subsidiary Bank is wholly‑owned by our holding company.

Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non‑affiliate transactions. Among other things, the Dodd‑Frank Act expands the limitations on affiliate transactions by expanding the definitions of “affiliate” and “covered transactions,” including debt obligations of an affiliate utilized as collateral.  The Dodd-Frank Act also requires that the 10% of capital limit on covered transactions begin to apply to non‑bank financial subsidiaries. “Covered transactions” are defined to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. While the Dodd‑Frank Act changes became effective in 2012, the FRB has not issued any guidance nor has it amended Regulation W.  Regulation W predates the Dodd-Frank Act and is expected to remain under any deregulation under the current administration.

Insider Loans

The restrictions on loans to directors, executive officers, principal shareholders and their related interests contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors. There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Lending Restrictions

The operations of the Subsidiary Banks are also subject to lending limit restrictions pertaining to the extension of credit and making of loans to one borrower. Under the BHCA and the FRB regulations,  we are prohibited from engaging in certain tie in arrangements with respect to any extension of credit or provision of property or services.  The FRB adopted a rule relaxing tying restrictions by permitting a bank holding company to offer a discount on products or services if a customer obtains other products or services from such company. The banking agencies issued best practices guidelines on overdraft protection programs, which state that overdraft protection programs are an extension of credit, but are not subject to Truth in Lending disclosure requirements.  In 2009, the FRB issued final rules amending Regulation E that prohibit financial institutions from charging consumers fees for paying overdrafts on ATM and one time debit card transactions, unless the consumer consents or opts‑in to the overdraft service for those types of transactions. In 2010, the FDIC issued final overdraft protection guidance, which focuses on automated overdraft programs and encourages banks to offer less costly alternatives. Additionally, the FDIC requires banks to monitor programs for excessive or chronic customer use and to undertake meaningful and effective follow‑up action thereafter, institute appropriate daily limits on customer costs, consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount, ensure that transactions are not processed in a manner designed to maximize the costs to consumers, and ensure that boards of directors provide appropriate oversight of overdraft protection programs.

Commercial Real Estate Lending

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

Mortgage Lending

In 2016, the CFPB amended certain mortgage rules issued in 2013.  This final rule clarifies, revises, or amends provisions regarding force-placed insurance notices, policies and procedures, early intervention, and loss mitigation requirements under Regulation X’s servicing provisions; and prompt crediting and periodic statement requirements under Regulation Z’s servicing provisions.  The final rule also addresses compliance when a consumer is in bankruptcy and makes technical corrections to several other provisions.

Also in October 2016, the CFPB also issued a final rule amending the mortgage servicing rules, most of which became effective on October 19, 2017, but the remainder of which becomes effective on April 19, 2018.  The CFPB issued this interpretive rule under the Fair Debt Collection Practices Act (FDCPA) to clarify the interaction of the FDCPA and mortgage servicing rules.  This interpretive rule constitutes an advisory opinion under FDCPA section 813(e) and provides a safe harbor from liability for actions done or omitted in good faith in conformity with the opinion.  The CFPB’s final rules also addresses insufficiency of hazard insurance which may lead to new requirements for lender-placed insurance, and early intervention with delinquent buyers will be governed by new contract obligations.

On November 30, 2016, the CFPB, FRB, and OCC finalized amendments to the official interpretations that implement special appraisal requirements for “higher-risk mortgages” or “higher-priced mortgages.”  Under the interpretations when there is no annual percentage increase in the Consumer Price Index, the OCC, FRB and CFPB will not adjust the exemption threshold from the prior year.

On July 7, 2017, the CFPB modified the federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act and the Truth in Lending Act that are implemented in Regulation Z. This rule creates tolerances for the total of payments and provides guidance on sharing the integrated disclosures with various parties involved in the mortgage origination process.

On October 4, 2017, the CFPB issued an interim final rule and a proposed rule to provide mortgage servicers more flexibility and certainty around requirements to communicate with certain borrowers under the CFPB’s 2016 mortgage servicing amendments. The interim final rule gives servicers more flexibility regarding when to communicate about foreclosure prevention options with borrowers who have requested a cease in communication under federal debt collection law. The interim final rule became effective on Oct. 19, 2017, the same date that the related 2016 rule provisions become effective. The proposed rule has been finalized and is effective on April 19, 2018. It will impose mortgage servicing requirements which are complex and require significant changes to existing procedures and disclosures. All servicers must ensure they have comprehensive practices for responding to potential successors in interest and for confirming and communicating with them. Additionally, servicers will need to determine which of the CFPB’s three options to adopt for communicating with confirmed successors in interest, in a manner that ensures clarity and does not indicate an obligation to repay a mortgage. The CFPB also removed the blanket exemption from the periodic statement requirement for borrowers in bankruptcy, making it necessary to provide modified periodic statements – which will require significant system configurations and testing to ensure the new requirements are met.

Powers

As a result of FDICIA, the authority of the FDIC over state‑chartered banks was expanded. The FDICIA limits state chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Texas Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Texas Banking Commissioner has 30 days to prohibit the activity. Also, the Texas Finance Code includes a super parity provision with procedures for state banks to notify the Texas Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States and the Texas Banking Commissioner has 30 days to prohibit the activity.  Similarly, under the Oklahoma Banking Code, Oklahoma state banks have the authority to exercise such incidental powers as may be necessary or desirable to carry on the banking business including, but not limited to, powers conferred upon national banks, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or the Oklahoma State Banking Board.  Additionally, upon approval of the Oklahoma Banking Commissioner, and subject to all applicable federal and state laws, the operating subsidiaries or financial subsidiaries of an Oklahoma state bank may exercise any power and engage in any activity that is permitted for an operating subsidiary or financial subsidiary of a national bank, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or Oklahoma State Banking Board.

Incentive Compensation

In June 2010, the FRB, OCC and FDIC issued the Interagency Guidance on Sound Incentive Compensation Policies, a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk‑taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The FRB will review, as part of the regular, risk focused examination process, the incentive compensation arrangements of banking organizations. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk‑management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd‑Frank Act requires the federal banking agencies and the SEC to jointly prescribe regulations or guidelines that require financial institutions with $1 billion or more in assets to disclose to the appropriate federal regulator, the structure of all incentive‑based compensation arrangements sufficient to determine whether the compensation structure provides an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or could lead to material financial loss to the financial institutions. On February 7, 2011, the FDIC issued a notice of proposed rulemaking that would prohibit bank incentive‑based compensation arrangements that encourage inappropriate risk taking, are deemed excessive, or may lead to material losses. The proposal would apply to financial institutions with more than $1 billion in assets.  The rule also includes heightened standards for financial institutions with $50 billion or more in total consolidated assets that requires at least 50 percent of incentive based payments for designated executives to be deferred for a minimum of three years. The interagency rule must be approved by all of the five federal members of the FFIEC, the SEC and the Federal Housing Finance Agency before comments on the rule are sought. Comments on the proposed interagency rule were due to the agencies by May 31, 2011. A definitive final rule has not been issued.

Regulation Z was amended in 2011 to restrict incentive compensation programs with regard to residential mortgage programs. Such limitations affect mortgage brokers as well as loan officers in the subsidiary banks. Compensation may be tied to volume, but not to terms or conditions of the transaction other than the amount of credit extended. Further amendments to Regulation Z relating to mortgage loan originator compensation were adopted on January 20, 2013, by the CFPB in accordance with the Dodd‑Frank Act.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. Such changes could have a material effect on our business, including increasing our cost of doing business, affecting our compensation structure, or limiting or expanding permissible activities. We cannot predict whether any such changes will be adopted and we cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of our operations. The same uncertainty exists with respect to regulations authorized or required under the Dodd‑Frank Act, but that have not yet been proposed or finalized. There is also the possibility that the Dodd‑Frank Act may be revised by Congress in the future because certain bills have been introduced into Congress from time to time that would amend certain provisions of the Dodd‑Frank Act.

On January 20, 2017, the White House issued a memorandum to all executive departments and agency heads imposing “…a temporary moratorium on new agency regulations that are not compelled by Congress or public safety.”  Agencies are prohibited from sending any new regulations to the Office of the Federal Register (OFR) until a new agency head reviews and approves the regulation.  Regulations already submitted to the OFR but not yet published in the Federal Register must be withdrawn, and regulations already published in the Federal Register but not yet in effect must have their effective date postponed for 60 days.  “Guidance documents,” or agency policies and interpretations of statutory or regulatory issues, are also subject to the regulatory freeze.  The memorandum identifies regulations subject to statutory or judicial deadlines, and regulations that “affect critical health, safety, financial or national security matters,” as determined by the Office of Management and Budget Director as exceptions.  It is not clear, though, whether the announced freeze on federal regulations applies, and certain “independent regulatory agency,” such as the CFPB, the OCC, the FRB, the FDIC, and the SEC may be excluded from that moratorium.

There are several financial regulatory reform bills pending in the U.S. Congress.  Two of the most prominent are the Financial CHOICE Act (H.R. 10) which passed the House of Representatives in June 2017 and the Economic Growth, Regulatory Relief and Consumer Protection Act (S. 2155) which passed the Senate Banking Committee in December 2017. The Senate bill is more narrowly targeted than the Financial CHOICE Act which would repeal numerous provisions of the Dodd-Frank Act (e.g., elimination of CFPB’s supervisory and market-monitoring functions, remove CFPB’s UDAAP authority, promote new investment products and choices with a streamlined application process), but they have much in common. While S. 2155 does not really roll back Dodd-Frank, it does include similar versions of fifteen CHOICE Act provisions. Most significantly, both bills include a type of regulatory off-ramp. In the CHOICE Act, the ramp comes in the form of a capital election. It provides regulatory relief to all banks that choose to maintain a higher equity/capital ratio, thus improving their ability to absorb losses and reducing the likelihood of taxpayer bailouts. Banks that make such an election would be exempt from, among other regulations, any federal law, rule, or regulation addressing capital or liquidity requirements, and any of the “heightened prudential standards” implemented by section 165 of Dodd–Frank. The off-ramp offered in S. 2155 is more limited. It provides relief from risk-weighted capital requirements for only some banks. Specifically, the Senate ramp is open only to what federal regulators typically view as community banks: those with total assets of less than $10 billion. The Senate bill also authorizes federal regulators to disqualify banks for this regulatory relief—even those that meet the new leverage ratio. However, they can be blocked by regulators from taking the off-ramp by their risk profile (e.g., off-balance-sheet exposures, trading assets and liabilities, total notional derivatives exposure, and “such other factors as the appropriate Federal banking agencies determine appropriate”).

Item 1A.  Risk Factors

Risk Factors

An investment in the Company’s common stock involves risks.  The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in its common stock.  If any of the risks described below were to occur, our financial condition, results of operations and cash flows could be materially and adversely affected.  If this were to happen, the value of the common stock could decline significantly and all or part of an investment could be lost.

Risks Related to Our Business

Our allowance for probable loan losses may be insufficient.

The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  This allowance represents management’s best estimate of probable losses that may exist within our existing loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  In addition, if future charge-offs exceed the allowance for probable loan losses, we may need to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

If real estate values in our target markets decline, the loan portfolio would be impaired.

A significant portion of our loan portfolio consists of loans secured by real estate located in the markets we serve.  An adverse change in the economy affecting real estate values generally or in our target markets could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.

We operate in a highly competitive industry and market area.

We face substantial competition from a variety of different competitors in our market areas, many of which are larger and may have more financial resources.  These competitors include national, regional and community banks within the various markets we serve.  We also face competition from many other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Many of our competitors have fewer regulatory constraints and lower cost structures, which may allow them to offer better pricing on a broader range of products and services.  Also, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and related income.  The loss of revenue streams and the reduction of lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

External funding which we rely on, in part, to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  We rely on deposits, repurchase agreements, advances from the Federal Home Loan Bank (FHLB) of Dallas, the FHLB of Topeka and other borrowings to meet our liquidity demands.  If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

Our earnings are subject to interest rate risk.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB.  Changes in monetary policy, interest rates, the yield curve, or market risk spreads, a prolonged inverted yield curve or instability in domestic or foreign financial markets could negatively influence the interest we receive on loans and securities, as well as the amount of interest we pay on deposits and borrowings.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We are subject to or may become subject to extensive government regulation and supervision.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially as the result of the enactment of the Dodd-Frank Act.  These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations or policies, could affect our operations in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Our potential future acquisitions and branch expansion could be adversely affected by a number of factors.

Acquisitions of other financial institutions and branch expansion have been a key element of our growth in the past.  There are a number of factors that may impact our ability to continue to grow through acquisition transactions, including strong competition from other financial institutions who are active or potential acquirers of financial institutions in our existing or future markets.  Acquisitions of other financial institutions and new branches must be approved by bank regulators and such approvals are dependent on many factors, including the results of regulatory examinations and CRA ratings.

We rely heavily on our chief executive officer.

We have experienced substantial growth in assets and deposits, particularly since Dennis E. Nixon became our President in 1979. We do not have an employment agreement with Mr. Nixon and the loss of his services could have a material adverse effect on our business and prospects.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business.  Our products and services involve the gathering, storage and transition of sensitive information regarding our customers and their accounts.  While we conduct our own data processing, we are reliant on certain external vendors to provide products and services necessary to maintain our day to day operations. As a financial institution we are also subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as our own internal privacy and information security policies and programs. If our information systems or infrastructure experience a significant disruption or breach, it could lead to unauthorized access to personal or confidential information of our customers in our possession and unauthorized access to our proprietary information, methodologies and business secrets. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  In addition, if our partners, vendors, or other market participants experience a disruption or breach, it could lead to unauthorized transactions on our or our customer accounts, or unauthorized access to personal or confidential information maintained by those entities.  The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Additional capital or funding to increase liquidity levels may not be available when needed or at all.

Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside our control, and our financial performance.  We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets similar to 2008, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.

Our holding company relies on dividends from our Subsidiary Banks for most of our revenue.

Our holding company receives substantially all of our revenue from dividends from our Subsidiary Banks.  These dividends are the principal source of funds to pay dividends on our common stock to shareholders of our holding company, as well as interest and principal on our holding company’s debt.  Various federal and/or state laws and regulations limit the amount of dividends that our Subsidiary Banks may pay to our holding company.  Our Subsidiary Banks’ ability to pay dividends to us is subject to, among other thing, their earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to our holding company and Subsidiary Banks which limit the amount that may be paid as dividends without prior regulatory approval, including a statutory requirement that our holding company serve as a source of financial strength for our Subsidiary Banks.  Although our holding company has historically declared semi-annual cash dividends on our common stock, we are not required to do so and may reduce or cease to pay common stock dividends in the future.  If we reduce or cease to pay common stock dividends, the market price of our common stock could be adversely affected.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. These events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, a severe weather event, natural disaster or other external event in or near the markets we serve could have a material adverse effect on our business.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2017. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively.  Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

We are subject to environmental liability risks as a result of certain lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental remediation may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on its system of internal controls.  While management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures, any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products may not be achieved and price and profitability targets may not prove feasible. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Our accounting estimates and risk management processes rely on analytical and forecasting tools and models.

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical tools and forecasting models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the tools or models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting tools or models could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by declining crude oil prices.

Decreased market oil prices have compressed margins for many U.S.,  Texas and Oklahoma‑based oil producers, particularly those that utilize higher‑cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Energy production and related industries represent a large part of the economies in some of our primary markets. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy dominant states such as Texas and Oklahoma. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operation.

Risks Related to the Company’s Industry

Our success depends significantly on economic conditions in the local markets in which we operate.

Our success depends, to a certain extent, on local, national and international economic and political conditions and local, as well as governmental monetary policies. We are particularly affected by conditions in our primary market areas of south, central and southeast Texas, including Austin, Dallas and Houston, the State of Oklahoma and Mexico. If economic conditions in these market areas weaken or worsen due to a decline in oil prices or other factors, or fail to improve or to continue to improve, we could experience an increase in loan delinquencies and non‑performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which could have a material adverse impact on our financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties as well as the soundness of other financial institutions.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties, financial institutions or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information or problems with the soundness of other financial institutions with which we interact could have a material adverse impact on our business and our financial condition and results of operations.

If we do not adjust to rapid changes in the financial services industry, our financial performance may suffer.

Our ability to deliver strong financial performance and returns on investment to shareholders will depend in part on our ability to expand the scope of available financial services to meet the needs and demands of our customers and our ability to stay abreast of technological innovations and evaluate those technologies that will enable us to compete on a cost‑effective basis.    In addition to traditional banks,  our competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one‑stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past. The continued competitive environment in our industry is primarily a result of changes in regulation, technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. Changes in the financial industry may result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.    Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that our technology will meet or continue to meet our operational needs and the needs of our customers.

We are subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, including us and our Subsidiary Banks, rely on technology companies to provide information technology products and services necessary to support our day‑to‑day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time‑consuming, disruptive to our operations, and distracting to management. If legal matters related to intellectual property claims were resolved against us,  we could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

The Dodd‑Frank Act, the powers of the CFPB, and the FDIC Overdraft Payment Supervisory Guidance may increase the likelihood of lawsuits against financial institutions.

The Dodd‑Frank Act provides that courts must make preemption determinations on a case‑by‑case basis with the respect to particular state laws and can no longer rely on blanket preemption determinations. Also, the CFPB is authorized to protect consumers from “unfair,” “deceptive” and “abusive” acts and practices. Depending on the future actions of the CFPB, the likelihood of lawsuits against financial institutions related to allegedly “unfair,” “deceptive” and “abusive” acts and practices could increase. Moreover, the costs related to such lawsuits would be significantly increased if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts.

Risks Related to the Company’s Stock

The trading price of our common stock may be volatile.

The trading price of our common stock has fluctuated over time due in part to actual or anticipated variations in our earnings, changes in government regulations, policies and guidance, news reports of trends, concerns and other issues related to the financial services industry, operating and stock performance of our peer companies, new technology used or services offered by traditional and non-traditional competitors, continued low trading volume in our common stock, the impact of short selling activity in our common stock and reports of trends, concerns and other issues related to the financial services industry.  Moreover, general market price declines or market volatility in the future could adversely affect the trading price of our common stock.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

As of December 31, 2017, we had approximately $160 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

The exercise of warrants in connection with our participation in the CPP could negatively impact the market price for our common stock.

In connection with our sale of Senior Preferred Stock under the Capital Purchase Program, we also issued a warrant to purchase 1,326,238 shares of our common stock, which expires on December 23, 2018.  While we have repurchased all of the Senior Preferred Stock, the warrant remains outstanding and was sold to a third party in 2013.  The dilutive impact of the warrant may have a negative effect on the market price of our common stock.

Item 1B.  Unresolved Staff Comments

N/A

Item 2.  Properties

Our principal offices are located at 1200 San Bernardo Avenue, Laredo, Texas and 2418 Jacaman Road, Laredo, Texas in buildings we own and completely occupy  and containing approximately 147,000 square feet. The Subsidiary Banks have main banking and branch facilities. All the facilities are customary to the banking industry. The Subsidiary Banks own most of their banking facilities and the remainder are leased. The facilities are located in the regions of Laredo, San Antonio, Austin, Dallas, Houston, Zapata, Eagle Pass, the Rio Grande Valley of Texas, the Coastal Bend area of Texas, and throughout the State of Oklahoma.

None of our Texas state chartered Subsidiary Banks, without the prior written consent of the Texas Banking Commissioner, may invest in an amount in excess of its Tier 1 capital in bank facilities, furniture, fixtures and equipment.  Our Oklahoma state chartered Subsidiary Bank, without the prior written consent of the Oklahoma Banking Commissioner, may not invest in an amount in excess of its Tier 1 and Tier 2 capital in bank facilities, furniture, fixtures and equipment.  None of the Subsidiary Banks exceeds such applicable limitation.

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 68 of the 2017 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2017 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	75	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Julie L. Tarvin	48	Vice President of the Company since 2017, President of IBC Service Center	2017	(1)
Judith I. Wawroski	43	Treasurer of the Company since 2017, Chief Accounting Officer of The Company since 2017, Executive Vice President of IBC	2017	(2)
R. David Guerra	65	Vice President of the Company since 1986, President of IBC McAllen Branch and Director of IBC	1986	(3)
Imelda Navarro	59	Treasurer of the Company since 1982, President of IBC and Director of IBC	1982	(2)

(1)

Ms. Tarvin was named Vice President of our holding company on December 21, 2017. Ms. Tarvin is and has been CEO of IBC’s Service Center, the heart of our transaction-processing capabilities since October 8, 2015. It is there where she oversees our information technology, including our hardware infrastructure, software and customer interface. Ms. Tarvin began her banking career with us on October 24, 1994 as an operations analyst where she participated in our development of a high-performance budgeting process. Her career progressed from there to financial reporting, where as senior vice president, she was instrumental in developing our enterprise risk management and credit administration groups.

(2)

On December 21, 2017, Ms. Navarro was designated the President of our Retail Banking, overseeing all of our retail bank operations, including all of our branches. As of the same date, Ms. Navarro’s duties as Treasurer and CFO were assumed by Ms. Wawroski who was promoted to undertake a portion of Ms. Navarro’s responsibilities, and who has reported to Ms. Navarro with respect to these matters for many years. Ms. Wawroski has been with us more than 25 years was named our Treasurer and Chief Accounting Officer as well as Executive Vice President of our lead Subsidiary Bank, IBC Laredo, on December 21, 2017. Ms. Wawroski has been engaged in our accounting group since she began with us, working her way into a management role, including being promoted to Senior Vice President of IBC Laredo on October 8, 2015.
(3) Mr. Guerra retired from our holding company and IBC McAllen in December 2017, after more than 20 years of service.

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 26 through 28 of our 2017 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2017 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 29 of our 2017 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 19 through 22 of our 2017 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 31 through 81 of our 2017 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 82 and 83 of our 2017 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10‑K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rules 13a‑15(f) and 15d‑15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2017, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2017 consolidated financial statements included in this Annual Report on Form 10‑K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2017.  Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2017 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, 2016 and 2015, and the related notes to the consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Dallas, Texas

February 28, 2018

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”  There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2018 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2018 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Documents

1.Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2017 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2017 and 2016

Statements of Income for the years ended December 31, 2017, 2016 and 2015
Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2.All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3)(a)*	—Articles of Incorporation of International Bancshares Corporation.
(3)(b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3)(c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3)(d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3)(e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3)(f)*	—Amended and Restated By‑Laws of International Bancshares Corporation.
(3)(g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)(a)*	—Warrant, dated December 23, 2008, to purchase shares of common stock of International Bancshares Corporation.
(10a)*+

—Letter Agreement, dated as of December 23, 2008, and the Securities Purchase Agreement—Standard Terms, which the Letter Agreement incorporates by reference, between International Bancshares Corporation and the United States Department of the Treasury.

(10b)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10c)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10d)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10e)*+	—International Bancshares Corporation Long‑Term Restricted Stock Unit Plan.
(10f)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10g)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)**	—International Bancshares Corporation 2017 Annual Report

(21)	—List of Subsidiaries of International Bancshares Corporation as of February 23, 2018
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101++	—Interactive Data File

*Previously filed

+Executive Compensation Plans and Arrangements

**Deemed filed only with respect to those portions thereof incorporated herein by reference

++Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2017, 2016 and 2015 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2017 and 2016, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer and Principal Financial Officer)	February 28, 2018

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Accounting Officer)	February 28, 2018
/s/ Javier de anda Javier de Anda	Director	February 28, 2018
/s/ Irving Greenblum Irving Greenblum	Director	February 28, 2018

/s/ Doug Howland Doug Howland	Director	February 28, 2018

/s/ Peggy J. Newman Peggy J. Newman	Director	February 28, 2018

/s/ Larry Norton Larry Norton	Director	February 28, 2018

/s/ Roberto resendez Roberto Resendez	Director	February 28, 2018
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 28, 2018

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2017 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 23, 2018
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 101—	Interactive Data File