Form 10-Q
period 2018-03-31
INTERNATIONAL BANCSHARES CORP
filed 2018-05-08
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,111,459 shares outstanding at May 4, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$254,622	$265,357
Investment securities:
Held to maturity debt securities (Market value of $2,400 on March 31, 2018 and $2,400 on December 31, 2017)	2,400	2,400
Available for sale debt securities (Amortized cost of $3,955,525 on March 31, 2018 and $4,196,263 on December 31, 2017)	3,868,173	4,124,185
Equity securities with readily determinable fair values	27,301	27,885
Total investment securities	3,897,874	4,154,470
Loans	6,453,103	6,348,172
Less allowance for probable loan losses	(67,154)	(67,687)
Net loans	6,385,949	6,280,485
Bank premises and equipment, net	511,696	514,454
Accrued interest receivable	32,773	34,456
Other investments	558,410	571,415
Goodwill	282,532	282,532
Other assets	146,756	81,529
Total assets	$12,070,612	$12,184,698

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2018	2017
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,439,357	$3,243,255
Savings and interest bearing demand	3,393,766	3,245,131
Time	2,021,789	2,056,506
Total deposits	8,854,912	8,544,892
Securities sold under repurchase agreements	258,953	353,805
Other borrowed funds	831,600	1,195,225
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	133,473	91,380
Total liabilities	10,239,354	10,345,718
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,019,028 shares on March 31, 2018 and 95,910,143 shares on December 31, 2017	96,044	96,019
Surplus	172,416	171,816
Retained earnings	1,923,411	1,891,805
Accumulated other comprehensive loss (including $0 on March 31, 2018 and $(3,287) on December 31, 2017 of comprehensive loss related to other-than-temporary impairment for non-credit related issues)	(68,350)	(28,397)
	2,123,521	2,131,243
Less cost of shares in treasury, 29,939,545 shares on March 31, 2018 and 29,934,675 on December 31, 2017	(292,263)	(292,263)
Total shareholders’ equity	1,831,258	1,838,980
Total liabilities and shareholders’ equity	$12,070,612	$12,184,698

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans, including fees	$87,833	$75,401
Investment securities:
Taxable	21,214	19,006
Tax-exempt	2,195	2,491
Other interest income	165	83
Total interest income	111,407	96,981

Interest expense:
Savings deposits	2,228	1,289
Time deposits	2,669	2,376
Securities sold under repurchase agreements	1,023	3,068
Other borrowings	4,689	1,263
Junior subordinated deferrable interest debentures	1,526	1,250

Total interest expense	12,135	9,246

Net interest income	99,272	87,735

Provision for probable loan losses	1,662	1,700

Net interest income after provision for probable loan losses	97,610	86,035

Non-interest income:
Service charges on deposit accounts	17,712	17,906
Other service charges, commissions and fees
Banking	11,122	10,385
Non-banking	1,360	1,335
Investment securities transactions, net	—	927
Other investments, net	4,726	4,268
Other income	4,055	2,894

Total non-interest income	$38,975	$37,715

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Non-interest expense:
Employee compensation and benefits	$34,618	$32,730
Occupancy	6,075	5,991
Depreciation of bank premises and equipment	6,273	6,227
Professional fees	2,572	3,716
Deposit insurance assessments	1,000	390
Net expense, other real estate owned	(271)	914
Amortization of identified intangible assets	—	25
Advertising	1,839	2,268
Early termination fee—securities sold under repurchase agreements	—	5,765
Software and software maintenance	4,072	3,791
Other	12,731	13,809

Total non-interest expense	68,909	75,626

Income before income taxes	67,676	48,124

Provision for income taxes	14,256	16,120

Net income	$53,420	$32,004

Basic earnings per common share:

Weighted average number of shares outstanding	66,092,379	65,994,201
Net income	$0.81	$.48

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,863,895	66,747,499
Net income	$0.80	$.48

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$53,420	$32,004
Other comprehensive income, net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $(9,427) and $7,198)	(39,953)	13,369
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, and $(324))	—	(603)
	(39,953)	12,766

Comprehensive income	$13,467	$44,770

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:

Net income	$53,420	$32,004

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	1,662	1,700
Specific reserve, other real estate owned	71	45
Depreciation of bank premises and equipment	6,273	6,227
Gain on sale of bank premises and equipment	(8)	(15)
Gain on sale of other real estate owned	(2)	(4)
Accretion of investment securities discounts	(75)	(120)
Amortization of investment securities premiums	5,700	7,021
Investment securities transactions, net	—	(927)
Unrealized loss on equity securities with readily determinable fair values	774	—
Amortization of identified intangible assets	—	25
Stock based compensation expense	185	268
Earnings from affiliates and other investments	(4,303)	(2,890)
Deferred tax expense	269	229
Increase in accrued interest receivable	1,683	2,047
(Increase) decrease in other assets	(42,473)	3,794
Net increase in other liabilities	30,001	14,990

Net cash provided by operating activities	53,177	64,394

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	18,145	121,549
Purchases of available for sale securities	(1,075)	(385,594)
Principal collected on mortgage backed securities	188,893	187,386
Net increase in loans	(107,206)	(46,999)
Purchases of other investments	(17,963)	(2,903)
Distributions from other investments	5,367	4,557
Purchases of bank premises and equipment	(3,519)	(3,962)
Proceeds from sales of bank premises and equipment	12	681
Proceeds from sales of other real estate owned	376	205

Net cash provided by (used in) investing activities	$84,105	$(125,080)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Financing activities:

Net increase in non-interest bearing demand deposits	$196,102	$197,317
Net increase in savings and interest bearing demand deposits	148,635	82,579
Net decrease in time deposits	(34,717)	(25,667)
Net decrease in securities sold under repurchase agreements	(94,852)	(195,208)
Net (decrease) increase in other borrowed funds	(363,625)	29,625
Purchase of treasury stock	—	(97)
Proceeds from stock transactions	440	744

Net cash (used in) provided by financing activities	(148,017)	89,293

(Decrease ) increase in cash and cash equivalents	(10,735)	28,607

Cash and cash equivalents at beginning of period	265,357	269,198

Cash and cash equivalents at end of period	$254,622	$297,805

Supplemental cash flow information:
Interest paid	$12,052	$10,411
Income taxes paid	—	—
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	80	9
Dividends declared, not yet paid on common stock	$21,814	$21,793

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

On January 1, 2018, the Company adopted the provisions of ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,”  and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall,” which affects current US GAAP as it relates to the accounting for equity investments, financial liability under the fair value option, and the presentation and disclosure requirements for financial instruments.  ASU 2016-01 also supersedes the guidance that requires:  (i) the classification of equity securities with readily determinable fair values into different categories, and (ii) recognition in changes in fair value of available-for-sale securities in other comprehensive income.  The main effect resulting from the adoption of the new standards is that beginning on January 1, 2018, equity securities with readily determinable fair values are now reported in a single line item on the face of the Company’s consolidated statement of condition under the caption, “Equity securities with readily determinable fair values.”  Additionally, the changes in fair value of the equity securities is now recognized in net income and is included in other non-interest expense on the face of the Company’s consolidated income statement. Prior to January 1, 2018, the equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses included in accumulated comprehensive income, net of tax and had a net unrealized loss of $189,000.  Other equity securities without readily determinable fair values are recorded at cost less any impairment, if any and included in other investments in the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted the provisions of ASU 2014-09 to ASC 606, “Revenue from Contracts with Customers.”  ASC 606 sets a common standard that defines revenue and the principals for recognizing revenue.  The core principle of the accounting standards update requires an entity to recognize revenue in a manner that reflects the consideration that an entity is expected to receive in exchange for goods or services as performance obligations are satisfied.  The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASC 606.  The Company has evaluated the impact of the accounting standards update on certain other non-interest revenue streams that the provisions of the update apply to and has determined that the adoption of the new provisions to ASC 606 did not have a significant impact to the Company’s consolidated financial statements or operations.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2018 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$3,656,083	$—	$3,656,083	$—
States and political subdivisions	212,090	—	212,090	—
Equity securities	27,301	27,301	—	—
	$3,895,474	$27,301	$3,868,173	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2017 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage - backed securities	$3,891,233	$—	$3,891,233	$—
States and political subdivisions	232,951	—	232,951	—
Equity Securities	27,886	27,886	—	—
	$4,152,070	$27,886	$4,124,184	$—

Available-for-sale debt securities are classified within Level 2 of the valuation hierarchy.  Equity securities with readily determinable fair values are classified within Level 1.  For debt investments classified as Level 2 in the fair value hierarchy, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2018 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	March 31,	Assets	Inputs	Inputs	During
	2018	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$23,404	$—	$—	$23,404	$8,907
Other real estate owned	63	—	—	63	71

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2017 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2017	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$11,210	$—	$—	$11,210	$2,138
Other real estate owned	2,000	—	—	2,000	710

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of March 31, 2018, the Company had $56,826,000 of impaired commercial collateral dependent loans, of which $20,687,000 had an appraisal performed within the immediately preceding twelve months, and of which $29,897,0000 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2017, the Company had $53,267,000 of impaired commercial collateral dependent loans, of which $18,585,000 had an appraisal performed within the immediately preceding twelve months and of which $0 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-

downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2018 and the twelve months ended December 31, 2017, the Company recorded $24,000 and $30,000 respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2018 and the twelve months ended December 31, 2017, the Company recorded $71,000 and $710,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at March 31, 2018 and December 31, 2017 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2018, and December 31, 2017, the carrying amount of fixed-rate performing loans was $1,540,426,000 and $1,505,531,000, respectively, and the estimated fair value was $1,491,579,000 and $1,454,434,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March

31, 2018 and December 31, 2017.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At March 31, 2018 and December 31, 2017, the carrying amount of time deposits was $2,021,789,000 and $2,056,506,000, respectively, and the estimated fair value was $2,024,312,000 and $2,058,621,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2018 and December 31, 2017.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  The only remaining long-term repurchase agreement outstanding matured in the first quarter of 2018 and was not renewed.  At December 31, 2017, the carrying amount of long-term repurchase agreements was $100,000,000 and the estimated fair value was $99,504,000.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2018 and December 31, 2017.

Other Borrowed Funds

The Company currently has short and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2018 and December 31, 2017.  The long-term borrowings outstanding at March 31, 2018 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings.  The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy.  At March 31, 2018 and December 31, 2017, the carrying amount of the fixed rate long-term FHLB borrowings was $300,000,000 and $250,000,000, respectively, and the estimated fair value was $298,355,900.and $249,728,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,394,251	$3,322,668
Real estate - mortgage	1,128,934	1,133,525
Real estate - construction	1,725,629	1,683,550
Consumer	46,778	49,543
Foreign	157,511	158,886
Total loans	$6,453,103	$6,348,172

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended March 31, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$27,905	$11,675	$16,663	$1,109	$2,950	$6,103	$440	$842	$67,687
Losses charged to allowance	(2,715)	(1)	—	—	(14)	(30)	(117)	—	(2,877)
Recoveries credited to allowance	583	2	18	—	1	66	12	—	682
Net (losses) recoveries charged to allowance	(2,132)	1	18	—	(13)	36	(105)	—	(2,195)

Provision charged to operations	(5,082)	122	8,122	(162)	69	(1,450)	102	(59)	1,662

Balance at March 31,	$20,691	$11,798	$24,803	$947	$3,006	$4,689	$437	$783	$67,154

	Three Months Ended March 31, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$25,649	$13,889	$16,731	$806	$2,455	$3,716	$531	$884	$64,661
Losses charged to allowance	(2,735)	—	—	—	(31)	(105)	(121)	—	(2,992)
Recoveries credited to allowance	699	1	58	—	5	24	16	14	817
Net (losses) recoveries charged to allowance	(2,036)	1	58	—	(26)	(81)	(105)	14	(2,175)

Provision charged to operations	2,240	(101)	(68)	12	(38)	(449)	78	26	1,700

Balance at March 31,	$25,853	$13,789	$16,721	$818	$2,391	$3,186	$504	$924	$64,186

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The decreases in provision for probable loan losses charged to expense for the three months ended March 31, 2018 and March 31, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation.  As discussed in prior periods, charge-offs increased from historical levels due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs are eliminated from the calculation, the allowance for probable loan losses is impacted.  The impact of the decrease in the historical charge-off experience in the calculation is being offset by a specific reserve placed in the first quarter of 2018 on a relationship that is secured by a water park.  The relationship was impaired and classified as Watch-List Substandard at December 31, 2017 and remained impaired and classified as Watch-List Substandard at March 31, 2018.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$18,384	$471	$1,104,712	$20,220
Commercial real estate: other construction & land development	2,415	116	1,723,214	11,682
Commercial real estate: farmland & commercial	36,570	8,323	2,055,269	16,480
Commercial real estate: multifamily	470	—	178,846	947
Residential: first lien	6,747	—	420,932	3,006
Residential: junior lien	704	—	700,551	4,689
Consumer	1,205	—	45,573	437
Foreign	338	—	157,173	783

Total	$66,833	$8,910	$6,386,270	$58,244

	December 31, 2017
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$17,947	$300	$1,068,520	$27,605
Commercial real estate: other construction & land development	2,455	116	1,681,095	11,559
Commercial real estate: farmland & commercial	33,123	18	2,010,162	16,645
Commercial real estate: multifamily	476	—	192,440	1,109
Residential: first lien	6,852	—	425,925	2,950
Residential: junior lien	723	—	700,025	6,103
Consumer	1,281	—	48,262	440
Foreign	347	—	158,539	842

Total	$63,204	$434	$6,284,968	$67,253

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Domestic
Commercial	$18,347	$17,909
Commercial real estate: other construction & land development	2,415	2,455
Commercial real estate: farmland & commercial	36,570	33,123
Commercial real estate: multifamily	470	476
Residential: first lien	773	712
Residential: junior lien	3	11
Consumer	48	44
Foreign	—	—
Total non-accrual loans	$58,626	$54,730

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

The following tables detail key information regarding the Company’s impaired loans by loan class at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,708	$1,992	$471	$1,717	$—
Commercial real estate: other construction & land development	144	169	116	144	—
Commercial real estate: farmland & commercial	15,100	15,260	8,323	15,103	—
Total impaired loans with related allowance	$16,952	$17,421	$8,910	$16,964	$—

	March 31, 2018
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,675	$44,200	$16,820	$1
Commercial real estate: other construction & land development	2,271	2,451	2,284	—
Commercial real estate: farmland & commercial	21,471	22,107	21,488	—
Commercial real estate: multifamily	470	501	471	—
Residential: first lien	6,747	6,868	6,960	77
Residential: junior lien	704	715	708	10
Consumer	1,205	1,208	1,208	1
Foreign	338	338	341	4
Total impaired loans with no related allowance	$49,881	$78,388	$50,280	$93

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial real estate: other construction & land development	$1,300	$1,577	$300	1,346	—
Commercial real estate: farmland & commercial	145	169	116	150	—
Commercial real estate: multifamily	449	590	18	489	—
Total impaired loans with related allowance	$1,894	$2,336	$434	$1,985	$—

	December 31, 2017
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,646	$44,095	$19,615	$3
Commercial real estate: other construction & land development	2,310	2,455	3,493	—
Commercial real estate: farmland & commercial	32,675	33,275	38,536	—
Commercial real estate: multifamily	476	505	511	—
Residential: first lien	6,852	6,968	7,249	324
Residential: junior lien	723	736	970	45
Consumer	1,281	1,283	1,293	3
Foreign	347	347	750	16
Total impaired loans with no related allowance	$61,310	$89,664	$72,417	$391

The following table details key information regarding the Company’s impaired loans by loan class at March 31, 2017:

	March 31, 2017
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,165	$—
Commercial real estate: other construction & land development	1,299	—
Commercial real estate: farmland & commercial	1,820	—
Commercial real estate: first lien	62	—
Total impaired loans with related allowance	$4,346	$—

	March 31, 2017
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$20,789	$1
Commercial real estate: other construction & land development	2,683	—
Commercial real estate: farmland & commercial	6,751	28
Commercial real estate: multifamily	539	—
Residential: first lien	6,558	79
Residential: junior lien	972	12
Consumer	1,246	—
Foreign	748	4
Total impaired loans with no related allowance	$40,286	$124

A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  Management recognizes the risks associated with these impaired loans, however, management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that encompass the following principles:  (i) the financial strength of the borrower, including strong earnings, a high net worth, significant liquidity and an acceptable debt to worth ratio, (ii) managerial and business competence, (iii) the ability to repay, (iv) for a new business, projected cash flows, (v) loan to value, (vi) in the case of a secondary guarantor, a guarantor financial statement, and (viii) financial and/or other character references.  Management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class.  Loans accounted for as troubled debt restructuring are included in impaired loans.

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Domestic
Commercial	$6,742	$6,910
Commercial real estate: farmland & commercial	1,389	—
Residential: first lien	5,974	6,140
Residential: junior lien	701	712
Consumer	1,157	1,237
Foreign	338	347

Total troubled debt restructuring	$16,301	$15,346

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at March 31, 2018 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2018 and December 31, 2017:

	March 31, 2018
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$2,492	$894	$18,571	$962	$21,957	$1,101,139	$1,123,096
Commercial real estate: other construction & land development	964	5,034	1,025	211	7,023	1,718,606	1,725,629
Commercial real estate: farmland & commercial	4,415	2,525	30,410	646	37,350	2,054,489	2,091,839
Commercial real estate: multifamily	175	—	507	37	682	178,634	179,316
Residential: first lien	2,466	1,097	5,120	4,917	8,683	418,996	427,679
Residential: junior lien	1,184	202	797	793	2,183	699,072	701,255
Consumer	767	65	69	47	901	45,877	46,778
Foreign	2,825	315	574	574	3,714	153,797	157,511
Total past due loans	$15,288	$10,132	$57,073	$8,187	$82,493	$6,370,610	$6,453,103

	December 31, 2017
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,790	$398	$18,308	$537	$22,496	$1,063,971	$1,086,467
Commercial real estate: other construction & land development	354	308	820	6	1,482	1,682,068	1,683,550
Commercial real estate: farmland & commercial	3,925	518	31,133	954	35,576	2,007,709	2,043,285
Commercial real estate: multifamily	84	—	476	—	560	192,356	192,916
Residential: first lien	4,295	2,458	4,095	3,861	10,848	421,929	432,777
Residential: junior lien	1,310	580	1,110	1,099	3,000	697,748	700,748
Consumer	868	98	160	133	1,126	48,417	49,543
Foreign	1,229	69	667	667	1,965	156,921	158,886
Total past due loans	$15,855	$4,429	$56,769	$7,257	$77,053	$6,271,119	$6,348,172

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

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2018 and December 31, 2017 is as follows:

		March 31, 2018
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$970,585	$—	$1,299	$132,828	$18,384
Commercial real estate: other construction & land development	1,658,783	3,532	667	60,232	2,415
Commercial real estate: farmland & commercial	1,851,726	61,413	45,022	97,108	36,570
Commercial real estate: multifamily	177,894	—	952	—	470
Residential: first lien	420,060	38	127	707	6,747
Residential: junior lien	699,567	984	—	—	704
Consumer	45,573	—	—	—	1,205
Foreign	157,173	—	—	—	338
Total	$5,981,361	$65,967	$48,067	$290,875	$66,833

		December 31, 2017
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$905,707	$—	$3,170	$159,643	$17,947
Commercial real estate: other construction & land development	1,616,604	1,288	672	62,531	2,455
Commercial real estate: farmland & commercial	1,863,763	5,134	41,820	99,445	33,123
Commercial real estate: multifamily	192,440	—	—	—	476
Residential: first lien	425,811	40	—	74	6,852
Residential: junior lien	699,875	150	—	—	723
Consumer	48,262	—	—	—	1,281
Foreign	158,539	—	—	—	347
Total	$5,911,001	$6,612	$45,662	$321,693	$63,204

The increase in Special Review credits at March 31, 2018 compared to December 31, 2017 can be attributed to the reclassification of one relationship secured by real estate used for day care facilities from Pass.  The decrease in Watch-List Substandard credits at March 31, 2018 compared to December 31, 2017 can be primarily attributed to the  payoff of a loan relationship secured by barges used in the transportation of petroleum products.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2018, 232,200 shares were available for future grants under the 2012 Plan.  No awards were made under the 2012 Plan during the three months ended March 31, 2018.

A summary of option activity under the stock option plan for the three months ended March 31, 2018 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2017	668,166	$20.41
Plus: Options granted	—	—
Less:
Options exercised	25,013	17.60
Options expired	—	—
Options forfeited	15,800	18.58
Options outstanding at March 31, 2018	627,353	20.57	5.36	$11,499

Options fully vested and exercisable at March 31, 2018	344,435	$19.47	4.69	$6,692

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2018 and three months ended March 31, 2017 was approximately $184,800 and $268,000, respectively.  As of March 31, 2018, there was approximately $1,233,600 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.3 years.

Note 6 — Investment Securities and Equity Securities with Readily Determinable Fair Values

The Company classifies debt securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such debt securities are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary.  In accordance with the provisions of ASU 2016-01, which the Company adopted on January 1, 2018, unrealized holding gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2018 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total debt investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,748,869	$9,992	$(102,778)	$3,656,083	$3,656,083
Obligations of states and political subdivisions	206,656	5,564	(130)	212,090	212,090
Total debt investment securities	$3,955,525	$15,556	$(102,908)	$3,868,173	$3,868,173

(1)

Included in the carrying value of residential mortgage-backed securities are $610,958 of mortgage-backed securities issued by Ginnie Mae and $3,045,125 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2017 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,943,092	$14,110	$(65,969)	$3,891,233	$3,891,233
Obligations of states and political subdivisions	225,096	7,871	(16)	232,951	232,951
Equity securities	28,075	293	(482)	27,886	27,886
Total investment securities	$4,196,263	$22,274	$(66,467)	$4,152,070	$4,152,070

(1)

Included in the carrying value of residential mortgage-backed securities are $654,063 of mortgage-backed securities issued by Ginnie Mae and $3,237,170 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at March 31, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	1,720	1,749
Due after ten years	—	—	204,936	210,341
Residential mortgage-backed securities	—	—	3,748,869	3,656,083
Total debt investment securities	$2,400	$2,400	$3,955,525	$3,868,173

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,420,779,000 and $1,465,275,000, respectively, at March 31, 2018.

Proceeds from the sale and calls of debt securities available-for-sale were $18,145,000 for the three months ended March 31, 2018, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2018.  Proceeds from the sale and call of debt securities available-for-sale were $121,549,000 for the three months ended March 31, 2017, which included $116,335,000 of mortgage-backed securities. Gross gains of $1,176,000 and gross losses of $249,000 were realized on the sales and calls for the three months ended March 31, 2017.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2018, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,246,760	$(23,016)	$1,947,535	$(79,762)	$3,194,295	$(102,778)
Obligations of states and political subdivisions	14,931	(119)	515	(11)	15,446	(130)
	$1,261,691	$(23,135)	$1,948,050	$(79,773)	$3,209,741	$(102,908)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,061,577	$(13,157)	$2,029,455	$(52,812)	$3,091,032	$(65,969)
Obligations of states and political subdivisions	5,534	(9)	522	(7)	6,056	(16)
Equity securities	11,499	(251)	8,019	(231)	19,518	(482)
	$1,078,610	$(13,417)	$2,037,996	$(53,050)	$3,116,606	$(66,467)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds.  At March 31, 2018 and December 31, 2017, the balance in equity securities with readily determinable fair values recorded at fair value were $27,301,000 and $27,885,000, respectively.  Prior to January 1, 2018, the equity securities were included in available-for-sale securities, with the related unrealized gain or loss recorded as a component of other comprehensive income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018:

Three Months Ended
March 31,
(Dollars in Thousands)
2018

Net losses recognized during the period on equity securities	$(774)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(774)

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At March 31, 2018, other borrowed funds totaled $831,600,000, a decrease of 30.4% from $1,195,225,000 at December 31, 2017.  The decrease in borrowings can be attributed to an increase in cash arising from principal pay downs on available-for-sale debt securities and deposits.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has formed six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) issued by the Company. As of March 31, 2018 and December 31, 2017, the principal amount of Debentures outstanding totaled $160,416,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2018 and December 31, 2017, the total $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2018:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	5.29%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	4.77%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.31%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	3.42%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.31%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	3.46%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

In connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program in 2008, the US Treasury received a warrant (“Warrant”) to purchase 1,326,238 shares of the Company’s common stock at $24.43 per share. The term of the Warrant is ten years and was immediately exercisable. The Warrant is included as a component of Tier 1 capital. On June 12, 2013, the U. S. Treasury sold the Warrant to a third party. As of May 4, 2018, the Warrant is still outstanding, but expires on December 23, 2018. Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $.33 per semi‑annual period or makes certain other shareholder distributions before the Warrant expires on December 23, 2018.

On April 16, 2018, the Company paid cash dividends of $.33 per share to record holders of the Company’s common stock on April 2, 2018.  On April 17 and October 16, 2017, the Company paid cash dividends of $.33 per share to record holders of the Company’s common stock on April 13, and September 29, 2017, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 15, 2018, the Board of Directors extended the repurchase program and authorized the purchase of up to $40 million of common stock during each successive 12 month period commencing again on April 9, 2018. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2018, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow the Company to purchase shares of its common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 4, 2018, a total of 9,245,658 shares had been repurchased under all programs at a cost of $271,289,000. The Company is not obligated to purchase shares under its stock repurchase program outside of its Rule 10b5-1 trading plan.  The Company did not repurchase any shares of common stock during the three months ended March 31, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law.  The Tax Act materially changes U. S. corporate income tax rates, among other things.  The Company was in a net deferred tax liability position at the time the Tax Act was enacted and subsequently revalued the carrying value of the net deferred liability and its components to the new 21% effective tax rate.  The revaluation resulted in a net benefit to the Company of $3,168,000 and was included as a reduction to income tax expense in the consolidated income statement for the year ended December 31, 2017.  No adjustments to the revalued carrying value for deferred tax assets or liabilities were made during the three months ended March 31, 2018.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of March 31, 2018, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 17.16% on March 31, 2018 and 17.11% on December 31, 2017.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.68% and 14.62%, risk-weighted Tier 1 capital ratio of 18.74% and 18.73% and risk-weighted total capital ratio of 19.51% at March 31, 2018 and December 31, 2017.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2018, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of March 31, 2018, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of March 31, 2018 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2018, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or any future period.

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

•	Volatility and disruption in national and international financial markets.
•	Government intervention in the U.S. financial system.
•	The unavailability of funding from the FHLB, Fed or other sources in the future could adversely impact the Company’s growth strategy, prospects and performance.
•	Changes in consumer spending, borrowing and saving habits.
•	Changes in interest rates and market prices, including, the repeal of federal prohibitions on the payment of interest on demand deposits.
•	Changes in the capital markets utilized by the Company and its subsidiaries, including changes in the interest rate environment that may reduce margins.
•

Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

•

Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, renegotiation and potential changes to the North American Free Trade Agreement (“NAFTA”), or the possible imposition of tariffs on imported goods.

•	The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
•	The loss of senior management or operating personnel.
•

The timing, impact and other uncertainties of potential future acquisitions as well as the Company’s ability to maintain its current branch network and enter new markets to capitalize on growth opportunities.

•	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
•	Additions to the Company’s loan loss allowance as a result of changes in local, national or international conditions which adversely affect the Company’s customers.

•	Greater than expected costs or difficulties related to the development and integration of new products and lines of business, including the proposed restrictions of arbitration clauses by the CFPB.
•	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
•	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
•	Changes in the soundness of other financial institutions with which the Company interacts.
•	Political instability in the United States or Mexico.
•	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
•	Acts of war or terrorism.
•	Natural disasters.
•	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available‑for‑sale portfolios.
•	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
•	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining required regulatory approvals.
•

The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one‑time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.

•

The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.

•

The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.

•	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd‑Frank.
•	The Company’s failure or circumvention of its internal controls and risk management, policies and procedures.

Forward‑looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward‑looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward‑looking statement, unless required by law.

Overview

The Company, which is headquartered in Laredo, Texas, with 192 facilities and 291 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers. The sales team of each of the Company’s bank subsidiaries aims to match the right mix of products and services to each customer to best serve the customer’s needs.  That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis.  The bank subsidiaries have various compensation plans, including incentive based compensation, for fairly compensating employees.  The bank subsidiaries also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

 Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income closely.  As the Company adjusts to regulatory changes related to Dodd-Frank, including congressional efforts to revamp or reform it, the Company’s efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2018	December 31, 2017	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$12,070,612	$12,184,698	(0.9)%
Net loans	6,385,949	6,280,485	1.7
Deposits	8,854,912	8,544,892	3.6
Securities sold under repurchase agreements	258,953	353,805	(26.8)
Other borrowed funds	831,600	1,195,225	(30.4)
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,831,258	1,838,980	(0.4)

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)
Interest income	$111,407	$96,981	14.9%
Interest expense	12,135	9,246	31.2
Net interest income	99,272	87,735	13.1
Provision for probable loan losses	1,662	1,700	(2.2)
Non-interest income	38,975	37,715	3.3
Non-interest expense	68,909	75,626	(8.9)
Net income	53,420	32,004	66.9%

Per common share:
Basic	$.81	$.48	68.8%
Diluted	.80	.48	66.7

Net Income

Net income for the three months ended March 31, 2018 increased by 66.9% compared to the same period of 2017.  Net income for the three months ended March 31, 2018 was positively impacted by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio.  Interest expense increased for the three months ended March 31, 2018 and can be attributed primarily to an increase in the cost of borrowings expense, which have increased as a result of recent Federal Reserve Board actions to raise interest rates.  Net income for the three months ended March 31, 2018 was also positively impacted by a decrease in the effective tax rate arising from the Tax Cut and Jobs Act signed into law on December 22, 2017.  Income tax expense decreased approximately $9.5 million due to the decrease in the corporate tax rate from 35% to 21%.  Net income for the three months ended March 31, 2017 was negatively impacted by a charge of $5.8 million, $3.7 million after tax, taken by the lead bank subsidiary in connection with the termination of its long-term repurchase agreements outstanding in order to help manage its long-term funding costs.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)
Interest Income:
Loans, including fees	$87,833	$75,401	16.5%
Investment securities:
Taxable	21,214	19,006	11.6
Tax-exempt	2,195	2,491	(11.9)
Other interest income	165	83	98.8

Total interest income	111,407	96,981	14.9

Interest expense:
Savings deposits	2,228	1,289	72.8
Time deposits	2,669	2,376	12.3
Securities sold under Repurchase agreements	1,023	3,068	(66.7)
Other borrowings	4,689	1,263	271.3
Junior subordinated interest deferrable debentures	1,526	1,250	22.1

Total interest expense	12,135	9,246	31.2

Net interest income	$99,272	$87,735	13.1%

The increase in net interest income for the three months ended March 31, 2018 compared to the same period of 2017 can be attributed to increased levels of interest income arising from the repositioning of investments in the available-for-sale investment portfolio that the Company has undertaken in prior periods, an increase in loans outstanding and a decrease in interest expense on securities sold under repurchase agreements.  The decrease in interest expense on securities sold under repurchase agreements can be attributed to the early termination of some of the long-term repurchase agreements by the lead bank subsidiary in prior periods.  Interest expense on other borrowings consists of interest expense on FHLB borrowings and has steadily increased in line with increases in market interest rates as a result of Federal Reserve Board actions.  Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Investment Committee of the Company twice a year (see table on page 39 for the March 31, 2018 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)

Service charges on deposit accounts	$17,712	$17,906	(1.1)%
Other service charges, commissions and fees
Banking	11,122	10,385	7.1
Non-banking	1,360	1,335	1.9
Investment securities transactions, net	—	927	(100.0)
Other investments, net	4,726	4,268	10.7
Other income	4,055	2,894	40.1
Total non-interest income	$38,975	$37,715	3.3%

Total non-interest income increased 3.3% for the three months ended March 31, 2018 compared to the same period of 2017.  Other income was positively impacted by the Company’s share of income from a real estate development partnership in which it holds a majority interest.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)

Employee compensation and benefits	$34,618	$32,730	5.8%
Occupancy	6,075	5,991	1.4
Depreciation of bank premises and equipment	6,273	6,227	0.7
Professional fees	2,572	3,716	(30.8)
Deposit insurance assessments	1,000	390	156.4
Net expense, other real estate owned	(271)	914	(129.6)
Amortization of identified intangible assets	—	25	(100.0)
Advertising	1,839	2,268	(18.9)
Early termination fee—securities sold under repurchase agreements	—	5,765	(100.0)
Software and software maintenance	4,072	3,791	7.4
Other	12,731	13,809	(7.8)

Total non-interest expense	$68,909	$75,626	(8.9)%

Non-interest expense decreased 8.9% for the three months ended March 31, 2018 compared to the same period of 2017.  The decrease in non-interest expense for the three months ended March 31, 2018 can be primarily attributed to the charge taken by the Company’s lead bank subsidiary in the first quarter of 2017 of $5.8 million to terminate $200 million of its long-term repurchase agreements outstanding in order to help manage its long term funding costs.  The terminations of the portfolio of long-term repurchase agreements have been done periodically beginning in 2014.  Non-interest expense for the three months ended March 31, 2018 was also positively impacted by a decrease in the net cost of operations on other real estate owned as the underlying properties held in the portfolio have continued to be liquidated as part of the bank subsidiaries’ normal operations, including re-evaluations of specific reserves.  Non-interest expense for the three months ended March 31, 2018 continues to be negatively impacted by increased technological costs related to certain network infrastructure modifications.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased .8% to $67,154,000 at March 31, 2018 from $67,687,000 at December 31, 2017.  The provision for probable loan losses charged to expense decreased 2.2% for the three months ended March 31, 2018 to $1,662,000 compared to $1,700,000 for the same period of 2017.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  The impact of the decrease in the historical charge-off experience in the calculation is being offset by a specific reserve placed in the first quarter of 2018 on a relationship that is secured by a water park.  The relationship was impaired and classified as Watch-List Substandard at December 31, 2017 and remained impaired and classified as Watch-List Substandard at March 31, 2018. The allowance for probable loan losses was 1.04% and 1.07% of total loans at March 31, 2018 and December 31, 2017, respectively.

Investment Securities

Residential mortgage-backed debt securities are securities primarily issued by Freddie Mac, Fannie Mae, or Ginnie Mae.  Investments in debt residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in debt residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, the Company believes that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

Loans

Net loans increased by 1.7% to $6,385,949,000 at March 31, 2018, from $6,280,485,000 at December 31, 2017.

Deposits

Deposits increased by 3.6% to $8,854,912,000 at March 31, 2018, compared to $8,544,892,000 at December 31, 2017.  Although deposits at March 31, 2018 increased from December 31, 2017, and the Company has experienced some growth in deposits over the last few years, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On March 31, 2018, the Company had $12,070,613,000 of consolidated assets, of which approximately $157,511,000, or 1.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $158,886,000, or 1.3%, at December 31, 2017.  Of the $157,511,000, 86.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 11.5% is secured by foreign real estate or other assets; and 1.8% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2018 and 2017 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short-term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available-for-sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold or sold under agreements to repurchase, to provide immediate liquidity.  The Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At March 31, 2018, shareholders’ equity was $1,831,258,000 compared to $1,838,980,000 at December 31, 2017.  The decrease in shareholders’ equity can be primarily attributed to the payment of cash dividends to common shareholders and an increase in comprehensive loss.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank related capital provisions. Consistent with the

Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of March 31, 2018, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

The Company had a CET1 to risk-weighted assets ratio of 17.16% on March 31, 2018 and 17.11% on December 31, 2017.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.68% and 14.62%, risk-weighted Tier 1 capital ratio of 18.74% and 18.73% and risk-weighted total capital ratio of 19.51% and 19.51% at March 31, 2018 and December 31, 2017, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2018, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of March 31, 2018, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of March 31, 2018 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2018, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

The Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2018 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2018	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$233,940	$711,099	$2,740,745	$212,090	$3,897,874
Loans, net of non-accruals	4,890,640	229,508	223,991	1,050,338	6,394,477

Total earning assets	$5,124,580	$940,607	$2,964,736	$1,262,428	$10,292,351

Cumulative earning assets	$5,124,580	$6,065,187	$9,029,923	$10,292,351

Rate sensitive liabilities

Time deposits	$868,955	$931,328	$221,420	$86	$2,021,789
Other interest bearing deposits	3,393,766	—	—	—	3,393,766
Securities sold under repurchase agreements	258,953	—	—	—	258,953
Other borrowed funds	531,600	—	—	300,000	831,600
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$5,213,690	$931,328	$221,420	$300,086	$6,666,524

Cumulative sensitive liabilities	$5,213,690	$6,145,018	$6,366,438	$6,666,524

Repricing gap	$(89,110)	$9,279	$2,743,316	$962,342	$3,625,827
Cumulative repricing gap	(89,110)	(79,831)	2,663,485	3,625,827
Ratio of interest-sensitive assets to liabilities	0.98	1.01	13.39	4.21	1.54
Ratio of cumulative, interest-sensitive assets to liabilities	0.98	0.99	1.42	1.54

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2018, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2017 Annual Report as filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2017.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 15, 2018, the Board of Directors extended the repurchase program and authorized the purchase of up to $40 million of common stock during each successive 12 month period commencing again on April 9, 2018. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2018, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow the Company to purchase shares of its common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 4, 2018, a total of 9,245,658 shares had been repurchased under all programs at a cost of $271,289,000. The Company is not obligated to purchase shares under its stock repurchase program outside of its Rule 10b5-1 trading plan.  The Company did not repurchase any shares of common stock during the three months ended March 31, 2018.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2018.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2018	—	$—	—	$39,911,000
February 1 – February 28, 2018	—	—	—	39,911,000
March 1 – March 31, 2018	—	—	—	39,911,000
Total	—	$-	—

(1)	The repurchase program was extended on March 15, 2018 and allows for the purchase of up to an additional $40,000,000 of common stock through April 9, 2019.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018 and 2017; (ii) the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017; and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 8, 2018	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 8, 2018	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer