Form 10-Q
period 2018-06-30
INTERNATIONAL BANCSHARES CORP
filed 2018-08-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,136,936 shares outstanding at August 3, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$265,122	$265,357
Investment securities:
Held to maturity debt securities (Fair value of $2,400 on June 30, 2018 and $2,400 on December 31, 2017)	2,400	2,400
Available for sale debt securities (Amortized cost of $3,822,194 on June 30, 2018 and $4,196,263 on December 31, 2017)	3,720,566	4,124,185
Equity securities with readily determinable fair values	27,054	27,885
Total investment securities	3,750,020	4,154,470
Loans	6,439,420	6,348,172
Less allowance for probable loan losses	(62,853)	(67,687)
Net loans	6,376,567	6,280,485
Bank premises and equipment, net	511,337	514,454
Accrued interest receivable	35,762	34,456
Other investments	586,338	571,415
Goodwill	282,532	282,532
Other assets	181,317	81,529
Total assets	$11,988,995	$12,184,698

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2018	2017
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,437,023	$3,243,255
Savings and interest bearing demand	3,230,386	3,245,131
Time	2,002,219	2,056,506
Total deposits	8,669,628	8,544,892
Securities sold under repurchase agreements	306,755	353,805
Other borrowed funds	852,950	1,195,225
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	119,516	91,380
Total liabilities	10,109,265	10,345,718
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,065,679 shares on June 30, 2018 and 96,019,028 shares on December 31, 2017	96,066	96,019
Surplus	173,057	171,816
Retained earnings	1,982,464	1,891,805
Accumulated other comprehensive loss	(79,537)	(28,397)
	2,172,050	2,131,243
Less cost of shares in treasury, 29,940,843 shares on June 30, 2018 and 29,939,545 on December 31, 2017	(292,320)	(292,263)
Total shareholders’ equity	1,879,730	1,838,980
Total liabilities and shareholders’ equity	$11,988,995	$12,184,698

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$92,083	$79,466	$179,916	$154,867
Investment securities:
Taxable	20,694	20,989	41,908	39,995
Tax-exempt	2,087	2,457	4,282	4,948
Other interest income	202	262	367	345
Total interest income	115,066	103,174	226,473	200,155

Interest expense:
Savings deposits	3,291	1,353	5,519	2,642
Time deposits	3,010	2,401	5,679	4,777
Securities sold under repurchase agreements	348	1,146	1,371	4,214
Other borrowings	4,379	2,575	9,068	3,838
Junior subordinated deferrable interest debentures	1,765	1,322	3,291	2,572

Total interest expense	12,793	8,797	24,928	18,043

Net interest income	102,273	94,377	201,545	182,112

Provision for probable loan losses	(2,730)	805	(1,068)	2,505

Net interest income after provision for probable loan losses	105,003	93,572	202,613	179,607

Non-interest income:
Service charges on deposit accounts	17,555	17,882	35,267	35,788
Other service charges, commissions and fees
Banking	11,152	11,025	22,274	21,410
Non-banking	2,028	1,864	3,388	3,199
Investment securities transactions, net	—	(2,539)	—	(1,612)
Other investments, net	5,841	2,830	10,567	7,098
Other income	5,727	2,901	9,782	5,795

Total non-interest income	$42,303	$33,963	$81,278	$71,678

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-interest expense:
Employee compensation and benefits	$34,692	$32,739	$69,310	$65,469
Occupancy	7,163	6,417	13,238	12,408
Depreciation of bank premises and equipment	6,364	6,302	12,637	12,529
Professional fees	3,375	3,850	5,947	7,566
Deposit insurance assessments	974	913	1,974	1,303
Net expense, other real estate owned	2,649	482	2,378	1,396
Amortization of identified intangible assets	—	—	—	25
Advertising	1,808	2,116	3,647	4,384
Early termination fee—securities sold under repurchase agreements	—	—	—	5,765
Software and software maintenance	4,390	4,062	8,462	7,853
Other	19,186	16,832	31,917	30,641

Total non-interest expense	80,601	73,713	149,510	149,339

Income before income taxes	66,705	53,822	134,381	101,946

Provision for income taxes	13,818	13,253	28,074	29,373

Net income	$52,887	$40,569	$106,307	$72,573

Basic earnings per common share:

Weighted average number of shares outstanding	66,114,497	66,053,741	66,103,499	66,024,135
Net income	$0.80	$0.61	$1.61	$1.10

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,932,113	66,715,171	66,898,065	66,731,499
Net income	$0.79	$0.61	$1.59	$1.09

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$52,887	$40,569	$106,307	$72,573
Other comprehensive income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(2,974), $2,894, $(13,594) and $10,092)	(11,187)	5,374	(51,140)	18,742
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, $889, $0 and $564)	—	1,650	—	1,048
	(11,187)	7,024	(51,140)	19,790

Comprehensive income	$41,700	$47,593	$55,167	$92,363

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:

Net income	$106,307	$72,573

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	(1,068)	2,505
Specific reserve, other real estate owned	2,658	317
Depreciation of bank premises and equipment	12,637	12,529
Gain on sale of bank premises and equipment	(147)	(16)
(Gain) loss on sale of other real estate owned	(688)	3
Accretion of investment securities discounts	(133)	(219)
Amortization of investment securities premiums	10,857	12,577
Investment securities transactions, net	—	1,612
Unrealized loss on equity securities with readily determinable fair values	1,021	—
Amortization of identified intangible assets	—	25
Stock based compensation expense	470	484
Earnings from affiliates and other investments	(7,683)	(5,590)
Deferred tax expense	363	212
(Increase) decrease in accrued interest receivable	(1,306)	591
(Increase) decrease in other assets	(42,795)	720
Net increase in other liabilities	21,724	5,691

Net cash provided by operating activities	102,217	104,014

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	18,145	272,184
Purchases of available for sale securities	(47,346)	(542,112)
Principal collected on mortgage backed securities	363,406	372,717
Net increase in loans	(126,153)	(244,855)
Purchases of other investments	(27,457)	(4,540)
Distributions from other investments	8,702	5,467
Purchases of bank premises and equipment	(10,274)	(7,615)
Proceeds from sales of bank premises and equipment	901	682
Proceeds from sales of other real estate owned	2,191	8,207

Net cash provided by (used in) investing activities	$183,190	$(139,865)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2018	2017
Financing activities:

Net increase in non-interest bearing demand deposits	$193,768	$124,390
Net (decrease) increase in savings and interest bearing demand deposits	(14,745)	31,011
Net decrease in time deposits	(54,287)	(59,556)
Net decrease in securities sold under repurchase agreements	(47,050)	(144,574)
Net (decrease) increase in other borrowed funds	(342,275)	153,125
Purchase of treasury stock	(57)	(121)
Proceeds from stock transactions	818	1,092
Payments of cash dividends - common	(21,814)	(21,793)

Net cash (used in) provided by financing activities	(285,642)	83,574

(Decrease) increase in cash and cash equivalents	(235)	47,723

Cash and cash equivalents at beginning of period	265,357	269,198

Cash and cash equivalents at end of period	$265,122	$316,921

Supplemental cash flow information:
Interest paid	$11,593	$10,242
Income taxes paid	27,948	34,941
Non-cash investing and financing activities:
Purchases of available-for-sale securities not yet settled	$—	$30,612
Net transfers from loans to other real estate owned	31,139	1,450

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

The Company operates as one segment.  The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated statements presented in this report.  The Company has five active operating subsidiaries, the bank subsidiaries. The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), FASB ASC 280, “Segment Reporting,” in determining its reportable segments and related disclosures.

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

On January 1, 2018, the Company adopted the provisions of ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,”  and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall,” which affects current US GAAP as it relates to the accounting for equity investments, financial liability under the fair value option, and the presentation and disclosure requirements for financial instruments.  ASU 2016-01 also supersedes the guidance that requires:  (i) the classification of equity securities with readily determinable fair values into different categories, and (ii) recognition in changes in fair value of available-for-sale securities in other comprehensive income.  The main effect resulting from the adoption of the new standards is that beginning on January 1, 2018, equity securities with readily determinable fair values are now reported in a single line item on the face of the Company’s consolidated statement of condition under the caption, “Equity securities with readily determinable fair values.”  Additionally, the changes in fair value of the equity securities is now recognized in net income and is included in other non-interest expense on the face of the Company’s consolidated income statement. Prior to January 1, 2018, the equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses included in accumulated comprehensive income, net of tax and had a net unrealized loss of $189,000.  Other equity securities without readily determinable fair values are recorded at cost less any impairment, if any, and included in other investments in the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted the provisions of ASU 2014-09 to ASC 606, “Revenue from Contracts with Customers.”  ASC 606 sets a common standard that defines revenue and the principles for recognizing revenue.  The core principle of the accounting standards update requires an entity to recognize revenue in a manner that reflects the consideration that an entity is expected to receive in exchange for goods or services as performance obligations are satisfied.  The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASC 606.  The Company has evaluated the impact of the accounting standards update on certain other non-interest revenue streams that the provisions of the update apply to and has determined that the adoption of the new provisions to ASC 606 did not have a significant impact to the Company’s consolidated financial statements or operations.

The Company adopted the provisions of ASU 2018-02 to ASC 220, “Income Statement- Reporting Comprehensive Income” in the second quarter of 2018.  ASU 2018-02 amends current guidance surrounding the reclassification of certain tax effects from accumulated other comprehensive income (loss) as a result of the 2017 Tax Cuts and Jobs Act and the related impact to comprehensive income (loss) as a result of the application of existing guidance with respect to changes in tax rates.  Under prior guidance, entities were to evaluate the carrying value of deferred tax assets and liabilities and adjust them for the tax effect of the rate change and record that change through earnings.  The result is that the tax effects for items that normally would only be recognized in comprehensive income would be recognized through earnings and would result in stranded tax effects in other comprehensive income (loss) for the impact of the rate change.  ASU 2018-02 allows for a reclassification from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act.  The Company recorded a one-time reclassification of $5,979,000 between accumulated comprehensive income (loss) and retained earnings as a result of the adoption of the accounting standards update.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2018 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,509,643	$—	$3,509,643	$—
States and political subdivisions	210,923	—	210,923	—
Equity Securities	27,054	27,054	—	—
	$3,747,620	$27,054	$3,720,566	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2018 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	June 30,	Assets	Inputs	Inputs	During
	2018	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$8,738	$—	$—	$8,738	$574
Other real estate owned	6,854	—	—	6,854	2,658

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

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of June 30, 2018, the Company had $25,827,000 of impaired commercial collateral dependent loans, of which $11,922,000 had an appraisal performed within the immediately preceding twelve months, and of which $0 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2017, the Company had $53,267,000 of impaired commercial collateral dependent loans, of which $18,585,000 had an appraisal performed within the immediately preceding twelve months and of which $0 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three and six months ended June 30, 2018 and the twelve months ended December 31, 2017, the Company recorded $138,000, $162,000 and $30,000, respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three and six months ended June 30, 2018 and the twelve months ended December 31, 2017, the Company recorded $2,587,000, $2,658,000 and $710,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at June 30, 2018 and December 31, 2017 are outlined below.

Cash and Cash Equivalents

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Time Deposits with Banks

The carrying amounts of time deposits with banks approximate fair value.

Investment Securities Held-to-Maturity

The carrying amounts of investments held-to-maturity approximate fair value.

Investment Securities

For investment securities, which include U.S. Treasury securities, obligations of other U.S. government agencies, obligations of states and political subdivisions and mortgage pass-through and related securities, fair values are from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  See disclosures of fair value of investment securities in Note 6.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type, such as commercial, real estate and consumer loans, as outlined by regulatory reporting guidelines.  Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At June 30, 2018, and December 31, 2017, the carrying amount of fixed-rate performing loans was $1,537,587,000 and $1,505,531,000, respectively, and the estimated fair value was $1,499,578,000 and $1,454,434,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2018 and December 31, 2017.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At June 30, 2018 and December 31, 2017, the carrying amount of time deposits was $2,002,219,000 and $2,056,506,000, respectively, and the estimated fair value was $2,004,385,000 and $2,058,621,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at June 30, 2018 and December 31, 2017.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  The only remaining long-term repurchase agreement outstanding matured in the first quarter of 2018 and was not renewed.  At December 31, 2017, the carrying amount of long-term repurchase agreements was $100,000,000 and the estimated fair value was $99,504,000.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2018 and December 31, 2017.

Other Borrowed Funds

The Company currently has short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2018 and December 31, 2017.  The long-term borrowings outstanding at June 30, 2018 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings.  The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy.  At June 30, 2018 and December 31, 2017, the carrying amount of the fixed rate long-term FHLB borrowings was $100,000,000 and $250,000,000, respectively, and the estimated fair value was $100,597,000 and $249,728,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,321,341	$3,322,668
Real estate - mortgage	1,136,921	1,133,525
Real estate - construction	1,781,953	1,683,550
Consumer	47,747	49,543
Foreign	151,458	158,886
Total loans	$6,439,420	$6,348,172

Note 4 — Allowance for Probable Loan Losses

The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the bank subsidiaries.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each bank subsidiary is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates; (ii) allowances based on actual historical loss experience for similar types of loans in the Company’s loan portfolio; and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by economic uncertainty as the economy recovers from the recent prolonged downturn.

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended June 30, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$20,691	$11,798	$24,803	$947	$3,006	$4,689	$437	$783	$67,154
Losses charged to allowance	(2,284)	—	(70)	—	(30)	(9)	(65)	—	(2,458)
Recoveries credited to allowance	447	2	192	—	1	229	15	1	887
Net (losses) recoveries charged to allowance	(1,837)	2	122	—	(29)	220	(50)	1	(1,571)

Provision charged to operations	(2,258)	2,903	(6,629)	627	614	1,884	63	66	(2,730)

Balance at June 30,	$16,596	$14,703	$18,296	$1,574	$3,591	$6,793	$450	$850	$62,853

	Three Months Ended June 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at March 31,	$25,853	$13,789	$16,721	$818	$2,391	$3,186	$504	$924	$64,186
Losses charged to allowance	(2,264)	—	(40)	—	(30)	(33)	(39)	—	(2,406)
Recoveries credited to allowance	2,154	2	89	—	2	73	13	1	2,334
Net (losses) recoveries charged to allowance	(110)	2	49	—	(28)	40	(26)	1	(72)

Provision charged to operations	(603)	(542)	702	179	(49)	1,131	10	(23)	805

Balance at June 30,	$25,140	$13,249	$17,472	$997	$2,314	$4,357	$488	$902	$64,919

	Six Months Ended June 30, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$27,905	$11,675	$16,663	$1,109	$2,950	$6,103	$440	$842	$67,687
Losses charged to allowance	(4,999)	(1)	(70)	—	(44)	(39)	(182)	—	(5,335)
Recoveries credited to allowance	1,030	4	210	—	2	295	27	1	1,569
Net (losses) recoveries charged to allowance	(3,969)	3	140	—	(42)	256	(155)	1	(3,766)

Provision charged to operations	(7,340)	3,025	1,493	465	683	434	165	7	(1,068)

Balance at June 30,	$16,596	$14,703	$18,296	$1,574	$3,591	$6,793	$450	$850	$62,853

	Six Months Ended June 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$25,649	$13,889	$16,731	$806	$2,455	$3,716	$531	$884	$64,661
Losses charged to allowance	(4,999)	—	(40)	—	(61)	(138)	(160)	—	(5,398)
Recoveries credited to allowance	2,853	3	147	—	7	97	29	15	3,151
Net (losses) recoveries charged to allowance	(2,146)	3	107	—	(54)	(41)	(131)	15	(2,247)

Provision charged to operations	1,637	(643)	634	191	(87)	682	88	3	2,505

Balance at June 30,	$25,140	$13,249	$17,472	$997	$2,314	$4,357	$488	$902	$64,919

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The decreases in provision for probable loan losses charged to expense for the three and six months ended June 30, 2018 and June 30, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation and a decrease in loans classified as Watch-List Substandard and Impaired.  As discussed in prior periods, charge-offs increased from historical levels due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs are eliminated from the calculation, the allowance for probable loan losses is impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$17,933	$460	$1,072,061	$16,136
Commercial real estate: other construction & land development	2,166	116	1,779,787	14,587
Commercial real estate: farmland & commercial	6,020	—	2,011,747	18,296
Commercial real estate: multifamily	664	—	212,916	1,574
Residential: first lien	6,387	—	420,951	3,591
Residential: junior lien	799	—	708,784	6,793
Consumer	1,141	—	46,606	450
Foreign	330	—	151,128	850

Total	$35,440	$576	$6,403,980	$62,277

	December 31, 2017
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$17,947	$300	$1,068,520	$27,605
Commercial real estate: other construction & land development	2,455	116	1,681,095	11,559
Commercial real estate: farmland & commercial	33,123	18	2,010,162	16,645
Commercial real estate: multifamily	476	—	192,440	1,109
Residential: first lien	6,852	—	425,925	2,950
Residential: junior lien	723	—	700,025	6,103
Consumer	1,281	—	48,262	440
Foreign	347	—	158,539	842

Total	$63,204	$434	$6,284,968	$67,253

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Domestic
Commercial	$17,896	$17,909
Commercial real estate: other construction & land development	2,166	2,455
Commercial real estate: farmland & commercial	6,020	33,123
Commercial real estate: multifamily	664	476
Residential: first lien	485	712
Residential: junior lien	—	11
Consumer	39	44
Total non-accrual loans	$27,270	$54,730

The decrease in impaired and non-accrual loans at June 30, 2018 compared to December 31, 2017 can be attributed to a relationship secured by a waterpark foreclosed upon in the second quarter of 2018.  The relationship was classified as Watch-List Impaired at December 31, 2017.  Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following tables detail key information regarding the Company’s impaired loans by loan class at June 30, 2018 and December 31, 2017:

	June 30, 2018
				Quarter to Date		Year to Date
		Unpaid		Average		Average
	Recorded	Principal	Related	Recorded	Interest	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)

Loans with Related Allowance
Domestic
Commercial	$1,402	$1,992	$460	$1,604	$—	$1,661	$—
Commercial real estate: other construction & land development	142	169	116	143	—	144	—
Total impaired loans with related allowance	$1,544	$2,161	$576	$1,747	$—	$1,805	$—

	June 30, 2018
			Quarter to Date		Year to Date
		Unpaid	Average		Average
	Recorded	Principal	Recorded	Interest	Recorded	Interest
	Investment	Balance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,531	$43,980	$16,594	$1	$16,738	$1
Commercial real estate: other construction & land development	2,024	2,230	2,148	—	2,216	—
Commercial real estate: farmland & commercial	6,020	6,520	36,790	—	36,686	—
Commercial real estate: multifamily	664	696	664	—	568	—
Residential: first lien	6,387	6,508	6,426	76	6,864	152
Residential: junior lien	799	810	803	12	811	22
Consumer	1,141	1,144	1,145	1	1,179	2
Foreign	330	330	333	4	337	7
Total impaired loans with no related allowance	$33,896	$62,218	$64,903	$94	$65,399	$184

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial real estate: other construction & land development	$1,300	$1,577	$300	$1,346	$—
Commercial real estate: farmland & commercial	145	169	116	150	—
Commercial real estate: multifamily	449	590	18	489	—
Total impaired loans with related allowance	$1,894	$2,336	$434	$1,985	$—

	December 31, 2017
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,646	$44,095	$19,354	$3
Commercial real estate: other construction & land development	2,310	2,455	2,336	67
Commercial real estate: farmland & commercial	32,675	33,275	8,523	110
Commercial real estate: multifamily	476	505	401	—
Residential: first lien	6,852	6,968	6,860	298
Residential: junior lien	723	736	1,011	52
Consumer	1,281	1,283	1,214	1
Foreign	347	347	751	16
Total impaired loans with no related allowance	$61,310	$89,664	$40,450	$547

The following table details key information regarding the Company’s impaired loans by loan class at June 30, 2017:

	June 30, 2017
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,152	$—	$1,158	$—
Commercial real estate: other construction & land development	767	—	1,033	—
Commercial real estate: farmland & commercial	1,314	—	1,567	—
Total impaired loans with related allowance	$3,233	$—	$3,758	$—

	June 30, 2017
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$20,005	$1	$20,463	$1
Commercial real estate: other construction & land development	2,482	—	2,610	—
Commercial real estate: farmland & commercial	8,532	30	8,774	58
Commercial real estate: multifamily	521	—	530	—
Residential: first lien	6,774	81	6,874	159
Residential: junior lien	977	12	982	23
Consumer	1,156	—	1,212	1
Foreign	755	4	751	8
Total impaired loans with no related allowance	$41,202	$128	$42,196	$250

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

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Domestic
Commercial	$6,742	$6,910
Commercial real estate: farmland & commercial	—	—
Residential: first lien	5,902	6,140
Residential: junior lien	799	712
Consumer	1,101	1,237
Foreign	330	347

Total troubled debt restructuring	$14,874	$15,346

The bank subsidiaries charge-off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a “loss” by bank examiners.  Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry. Generally, unsecured consumer loans are charged-off when 90 days past due.

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at June 30, 2018 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at June 30, 2018 and December 31, 2017:

	June 30, 2018
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,192	$833	$17,806	$618	$21,831	$1,068,163	$1,089,994
Commercial real estate: other construction & land development	639	124	3,452	2,638	4,215	1,777,738	1,781,953
Commercial real estate: farmland & commercial	2,069	3,336	3,394	532	8,799	2,008,968	2,017,767
Commercial real estate: multifamily	191	—	664	—	855	212,725	213,580
Residential: first lien	3,343	699	4,298	4,053	8,340	418,998	427,338
Residential: junior lien	1,230	284	994	994	2,508	707,075	709,583
Consumer	532	51	55	36	638	47,109	47,747
Foreign	2,355	1,322	14	14	3,691	147,767	151,458
Total past due loans	$13,551	$6,649	$30,677	$8,885	$50,877	$6,388,543	$6,439,420

	December 31, 2017
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,790	$398	$18,308	$537	$22,496	$1,063,971	$1,086,467
Commercial real estate: other construction & land development	354	308	820	6	1,482	1,682,068	1,683,550
Commercial real estate: farmland & commercial	3,925	518	31,133	954	35,576	2,007,709	2,043,285
Commercial real estate: multifamily	84	—	476	—	560	192,356	192,916
Residential: first lien	4,295	2,458	4,095	3,861	10,848	421,929	432,777
Residential: junior lien	1,310	580	1,110	1,099	3,000	697,748	700,748
Consumer	868	98	160	133	1,126	48,417	49,543
Foreign	1,229	69	667	667	1,965	156,921	158,886
Total past due loans	$15,855	$4,429	$56,769	$7,257	$77,053	$6,271,119	$6,348,172

The decrease in the 90 days or greater Commercial real estate:  farmland and commercial category can be attributed to the removal of a loan relationship primarily secured by a water park due to the foreclosure of the collateral in the second quarter of 2018.

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

A summary of the loan portfolio by credit quality indicator by loan class at June 30, 2018 and December 31, 2017 is as follows:

		June 30, 2018
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$951,055	$256	$1,034	$119,716	$17,933
Commercial real estate: other construction & land development	1,715,667	1,115	7,169	55,836	2,166
Commercial real estate: farmland & commercial	1,817,420	57,123	39,372	97,832	6,020
Commercial real estate: multifamily	211,972	—	—	944	664
Residential: first lien	420,198	—	129	624	6,387
Residential: junior lien	707,903	—	881	—	799
Consumer	46,606	—	—	—	1,141
Foreign	151,128	—	—	—	330
Total	$6,021,949	$58,494	$48,585	$274,952	$35,440

		December 31, 2017
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$905,707	$—	$3,170	$159,643	$17,947
Commercial real estate: other construction & land development	1,616,604	1,288	672	62,531	2,455
Commercial real estate: farmland & commercial	1,863,763	5,134	41,820	99,445	33,123
Commercial real estate: multifamily	192,440	—	—	—	476
Residential: first lien	425,811	40	—	74	6,852
Residential: junior lien	699,875	150	—	—	723
Consumer	48,262	—	—	—	1,281
Foreign	158,539	—	—	—	347
Total	$5,911,001	$6,612	$45,662	$321,693	$63,204

The increase in Special Review credits at June 30, 2018 compared to December 31, 2017 can be attributed to the reclassification of one relationship secured by real estate used for day care facilities from Pass.  The decrease in Watch List-Substandard credits at June 30, 2018 compared to December 31, 2017 can be primarily attributed to the  payoff of a loan relationship secured by barges used in the transportation of petroleum products.  The decrease in Watch List-Impaired at June 30, 2018 compared to December 31, 2017 can be attributed to the foreclosure of a loan relationship primarily secured by a water park.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2018, 2,500 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2017	668,166	$20.41
Plus: Options granted	229,700	38.30
Less:
Options exercised	46,351	17.50
Options expired	—	—
Options forfeited	15,800	18.58
Options outstanding at June 30, 2018	835,715	25.53	6.44	$14,436

Options fully vested and exercisable at June 30, 2018	327,341	$19.64	4.56	$7,582

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2018 was $285,000 and $470,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2017 was approximately $216,000 and $484,000, respectively.  As of June 30, 2018, there was approximately $3,316,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 1.9 years.

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

The amortized cost and estimated fair value by type of investment security at June 30, 2018 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,615,831	$9,299	$(115,487)	$3,509,643	$3,509,643
Obligations of states and political subdivisions	206,363	4,705	(145)	210,923	210,923
Total investment securities	$3,822,194	$14,004	$(115,632)	$3,720,566	$3,720,566

(1)

Included in the carrying value of residential mortgage-backed securities are $571,385 of mortgage-backed securities issued by Ginnie Mae and $2,938,258 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

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

The amortized cost and estimated fair value of investment securities at June 30, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	1,720	1,736
Due after ten years	—	—	204,643	209,187
Residential mortgage-backed securities	—	—	3,615,831	3,509,643
Total investment securities	$2,400	$2,400	$3,822,194	$3,720,566

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,221,859,000 and $1,179,583,000, respectively, at June 30, 2018.

Proceeds from the sale and calls of debt securities available-for-sale were $0 and $18,145,000 for the three and six months ended June 30, 2018, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and six months ended June 30, 2018.  Proceeds from the sale and call of debt securities available-for-sale were $150,634,000 and $272,184,000 for the three and six months ended June 30, 2017, respectively, which included $150,634,000 and $266,967,000 of mortgage-backed securities, respectively.  Gross gains of $10,000 and $1,186,000 and gross losses of $2,549,000 and $2,798,000 were realized on the sales and calls for the three and six months ended June 30, 2017.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at June 30, 2018, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,000,142	$(23,712)	$2,047,402	$(91,775)	$3,047,544	$(115,487)
Obligations of states and political subdivisions	15,879	(137)	516	(8)	16,395	(145)
	$1,016,021	$(23,849)	$2,047,918	$(91,783)	$3,063,939	$(115,632)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds.  At June 30, 2018 and December 31, 2017, the balance in equity securities with readily determinable fair values recorded at fair value were $27,054,000 and $27,885,000, respectively.  Prior to January 1, 2018, the equity securities were included in available-for-sale securities, with the related unrealized gain or loss recorded as a component of other comprehensive income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2018:

Three Months Ended
June 30,
(Dollars in Thousands)
2018

Net losses recognized during the period on equity securities	$(247)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(247)

Six Months Ended
June 30,
(Dollars in Thousands)
2018

Net losses recognized during the period on equity securities	$(1,021)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1,021)

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At June 30, 2018, other borrowed funds totaled $852,950,000, a decrease of 28.6% from $1,195,225,000 at December 31, 2017.  The decrease in borrowings can be attributed to an increase in cash arising from principal pay downs on available-for-sale debt securities and deposits.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) issued by the Company. As of June 30, 2018 and December 31, 2017, the principal amount of Debentures outstanding totaled $160,416,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At June 30, 2018 and December 31, 2017, the total $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2018:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	5.79%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	5.40%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.93%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	4.01%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.93%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	3.75%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

In connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program in 2008, the US Treasury received a warrant (“Warrant”) to purchase 1,326,238 shares of the Company’s common stock at $24.43 per share. The term of the Warrant is ten years and was immediately exercisable. The Warrant is included as a component of Tier 1 capital. On June 12, 2013, the U. S. Treasury sold the Warrant to a third party. As of August 3, 2018, the Warrant is still outstanding, but expires on December 23, 2018. Adjustments to the $24.43 per share Exercise Price of the Warrant will be made if the Company pays cash dividends in excess of $0.33 per semi‑annual period or makes certain other shareholder distributions before the Warrant expires.

On April 16, 2018, the Company paid cash dividends of $0.33 per share to record holders of the Company’s common stock on April 2, 2018.  On April 17 and October 16, 2017, the Company paid cash dividends of $0.33 per share to record holders of the Company’s common stock on April 13, and September 29, 2017, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 15, 2018, the Board of Directors extended the repurchase program and authorized the purchase of up to $40 million of common stock during each successive 12 month period commencing again on April 9, 2018. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2018, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow the Company to purchase shares of its common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 3, 2018, a total of 9,246,956 shares had been repurchased under all programs at a cost of $271,347,000. The Company is not obligated to purchase shares under its stock repurchase program outside of its Rule 10b5-1 trading plan.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law.  The Tax Act materially changes U. S. corporate income tax rates, among other things.  The Company was in a net deferred tax liability position at the time the Tax Act was enacted and subsequently revalued the carrying value of the net deferred liability and its components to the new 21% effective tax rate.  The revaluation resulted in a net benefit to the Company of $3,168,000 and was included as a reduction to income tax expense in the consolidated income statement for the year ended December 31, 2017.  No adjustments to the revalued carrying value for deferred tax assets or liabilities were made during the three or six months ended June 30, 2018.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of June 30, 2018, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.  On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted and, among other things, it includes a simplified capital rule change which effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors.  The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision.  Some of the Company’s bank subsidiaries, with assets of less than $10 billion, may qualify for this exemption.

The Company had a CET1 to risk-weighted assets ratio of 17.75% on June 30, 2018 and 17.11% on December 31, 2017.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.32% and 14.62%, risk-weighted Tier 1 capital ratio of 19.32% and 18.73% and risk-weighted total capital ratio of 20.04% and 19.51% at June 30, 2018 and December 31, 2017, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of

June 30, 2018, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of June 30, 2018, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of June 30, 2018 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2018, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or any future period.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 191 facilities and 289 ATMs, provides banking services for commercial, consumer and international customers of South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.  The sales team of each of the Company’s bank subsidiaries aims to match the right mix of products and services to each customer to best serve the customer’s needs.  That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis.  The bank subsidiaries have various compensation plans, including incentive based compensation, for fairly compensating employees.  The bank subsidiaries also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

 Expense control is an essential element in the Company’s long-term profitability.  As a result, the Company monitors closely the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  As the Company adjusts to regulatory changes related to Dodd-Frank, including congressional efforts to revamp or reform it, the Company’s efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  The Company monitors this ratio over time to assess the Company’s efficiency relative to its peers.  The Company uses this measure as one factor in determining if the Company is accomplishing its long-term goals of providing superior returns to the Company’s shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2018	December 31, 2017	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$11,988,995	$12,184,698	(1.6)%
Net loans	6,376,567	6,280,485	1.5
Deposits	8,669,628	8,544,892	1.5
Securities sold under repurchase agreements	306,755	353,805	(13.3)
Other borrowed funds	852,950	1,195,225	(28.6)
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,879,730	1,838,980	2.2

Consolidated Statements of Income Information

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest income	$115,066	$103,174	11.5%	$226,473	$200,155	13.1%
Interest expense	12,793	8,797	45.4	24,928	18,043	38.2
Net interest income	102,273	94,377	8.4	201,545	182,112	10.7
Provision for probable loan losses	(2,730)	805	(439.1)	(1,068)	2,505	(142.6)
Non-interest income	42,303	33,963	24.6	81,278	71,678	13.4
Non-interest expense	80,601	73,713	9.3	149,510	149,339	0.1
Net income	52,887	40,569	30.4%	106,307	72,573	46.5%

Per common share:
Basic	$.80	$.61	31.1%	$1.61	$1.10	46.4%
Diluted	.79	.61	29.5	1.59	1.09	45.9

Net Income

Net income for the three and six months ended June 30, 2018 increased by 30.4% and 46.5%, respectively, compared to the same periods of 2017.  Net income for the three and six months ended June 30, 2018 was positively affected by a decrease in the provision for probable loan losses compared to the same periods of 2017 as a result of a decrease in the historical loss experience in the commercial category of the allowance for probable loan loss calculation.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated, the allowance for probable loan losses will be impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.  Net income for the three and six months ended June 30, 2018 was positively impacted by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio.  Interest expense increased for the three and six months ended June 30, 2018 and can be attributed primarily to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which have increased as a result of recent Federal Reserve Board actions to raise interest rates.  Net income for the six months ended June 30, 2018 was also positively impacted by a decrease in the effective tax rate arising from the Tax Cut and Jobs Act signed into law on December 22, 2017, resulting in a decrease in income tax expense of approximately $19 million due to the decrease in the corporate tax rate from 35% to 21%.

Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest Income:
Loans, including fees	$92,083	$79,466	15.9%	$179,916	$154,867	16.2%
Investment securities:
Taxable	20,694	20,989	(1.4)	41,908	39,995	4.8
Tax-exempt	2,087	2,457	(15.1)	4,282	4,948	(13.5)
Other interest income	202	262	(22.9)	367	345	6.4

Total interest income	115,066	103,174	11.5	226,473	200,155	13.1

Interest expense:
Savings deposits	3,291	1,353	143.2	5,519	2,642	108.9
Time deposits	3,010	2,401	25.4	5,679	4,777	18.9
Securities sold under Repurchase agreements	348	1,146	(69.6)	1,371	4,214	(67.5)
Other borrowings	4,379	2,575	70.1	9,068	3,838	136.3
Junior subordinated interest deferrable debentures	1,765	1,322	33.5	3,291	2,572	28.0

Total interest expense	12,793	8,797	45.4	24,928	18,043	38.2

Net interest income	$102,273	$94,377	8.4%	$201,545	$182,112	10.7%

The increase in net interest income for the three and six months ended June 30, 2018 compared to the same periods of 2017 can be attributed to increased levels of interest income arising from the repositioning of investments in the available-for-sale investment portfolio that the Company has undertaken in prior periods, an increase in loans outstanding and a decrease in interest expense on securities sold under repurchase agreements.  The decrease in interest expense on securities sold under repurchase agreements can be attributed to the early termination of some of the long-term repurchase agreements by the lead bank subsidiary in prior periods.  Interest expense on other borrowings consists of interest expense on FHLB borrowings and has steadily increased in line with increases in market interest rates as a result of Federal Reserve Board actions.  Interest expense on savings and time deposits for the three and six months ended June 30, 2018 also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve.

Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Company’s Investment Committee twice a year (see table on page 41 for the June 30, 2018 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)

Service charges on deposit accounts	$17,555	$17,882	(1.8)%	$35,267	$35,788	(1.5)%
Other service charges, commissions and fees
Banking	11,152	11,025	1.2	22,274	21,410	4.0
Non-banking	2,028	1,864	8.8	3,388	3,199	5.9
Investment securities transactions, net	—	(2,539)	(100.0)	—	(1,612)	(100.0)
Other investments, net	5,841	2,830	106.4	10,567	7,098	48.9
Other income	5,727	2,901	97.4	9,782	5,795	68.8
Total non-interest income	$42,303	$33,963	24.6%	$81,278	$71,678	13.4%

Total non-interest income increased 24.6% and 13.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017.  Other income was positively impacted by the Company’s share of income from a real estate development partnership in which it holds a majority interest.  Other investment income was positively impacted by the sale of an investment by a merchant banking entity in which the Company holds a majority interest.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)

Employee compensation and benefits	$34,692	$32,739	6.0%	$69,310	$65,469	5.9%
Occupancy	7,163	6,417	11.6	13,238	12,408	6.7
Depreciation of bank premises and equipment	6,364	6,302	1.0	12,637	12,529	0.9
Professional fees	3,375	3,850	(12.3)	5,947	7,566	(21.4)
Deposit insurance assessments	974	913	6.7	1,974	1,303	51.5
Net expense, other real estate owned	2,649	482	449.6	2,378	1,396	70.3
Amortization of identified intangible assets	—	—	—	—	25	(100.0)
Advertising	1,808	2,116	(14.6)	3,647	4,384	(16.8)
Early termination fee—securities sold under repurchase agreements	—	—	—	—	5,765	(100.0)
Software and software maintenance	4,390	4,062	8.1	8,462	7,853	7.8
Other	19,186	16,832	14.0	31,917	30,641	4.2

Total non-interest expense	$80,601	$73,713	9.3%	$149,510	$149,339	0.1%

Non-interest expense increased 9.3% and .1% for the three and six months ended June 30, 2018, respectively,  compared to the same periods of 2017.  The slight increase in non-interest expense for the six months ended June 30, 2018 can be primarily attributed to the charge taken by the Company’s lead bank subsidiary in the first quarter of 2017 of $5.8 million to terminate $200 million of its long-term repurchase agreements outstanding in order to help manage its long term funding costs, offset by an increase in employee compensation and benefits.  The terminations of the portfolio of long-term repurchase agreements have been done periodically beginning in 2014.  Non-interest expense for the three and six months ended June 30, 2018 was negatively impacted by an increase in the net cost of operations on other real estate owned due to an increase in the specific reserve on a property as part of the re-evaluation of the carrying value of said property.  Non-interest expense for the three and six months ended June 30, 2018 continues to be negatively impacted by increased technological costs related to certain network infrastructure modifications.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 7.1% to $62,853,000 at June 30, 2018 from $67,687,000 at December 31, 2017.  The provision for probable loan losses charged to expense decreased 439.1% and 142.6% for the three and six months ended June 30, 2018 to $(2,730,000) and $(1,068,000), respectively, compared to $805,000 and $2,505,000 for the same periods of 2017, respectively.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.  The allowance for probable loan losses was 0.98% and 1.07% of total loans at June 30, 2018 and December 31, 2017, respectively.

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

Loans

Net loans increased by 1.5% to $6,376,567,000 at June 30, 2018, from $6,280,485,000 at December 31, 2017.

Deposits

Deposits increased by 1.5% to $8,669,628,000 at June 30, 2018, compared to $8,544,892,000 at December 31, 2017.  Although deposits at June 30, 2018 increased from December 31, 2017, and the Company has experienced some growth in deposits over the last few years, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On June 30, 2018, the Company had $11,988,995,000 of consolidated assets, of which approximately $151,458,000, or 1.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $158,886,000, or 1.3%, at December 31, 2017.  Of the $151,458,000, 85.0% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 14.5% is secured by foreign real estate or other assets; and 0.5% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides the Company’s bank subsidiaries with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  The Company’s bank subsidiaries derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of the Company’s bank subsidiaries.  Other important funding sources for the Company’s bank subsidiaries during 2018 and 2017 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor its asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short-term in nature and are renewed at maturity.  The Company’s bank subsidiaries have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available-for-sale securities.  The Company maintains a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold, or sold under agreements to repurchase, to provide immediate liquidity.  The Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At June 30, 2018, shareholders’ equity was $1,879,730,000 compared to $1,838,980,000 at December 31, 2017.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of June 30, 2018, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.  On May 24, 2018, the EGRRCPA was enacted and, among other things, it includes a simplified capital rule change which effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors.  The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision.  Some of the Company’s bank subsidiaries, with assets of less than $10 billion, may qualify for this exemption.

The Company had a CET1 to risk-weighted assets ratio of 17.75% on June 30, 2018 and 17.11% on December 31, 2017.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.32% and 14.62%, risk-weighted Tier 1 capital ratio of 19.32% and 18.73% and risk-weighted total capital ratio of 20.04% and 19.51% at June 30, 2018 and December 31, 2017, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the

Company includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of June 30, 2018, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of June 30, 2018, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of June 30, 2018 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2018, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

The Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of June 30, 2018 is illustrated in the table entitled “Interest Rate Sensitivity,” below.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

The Company undertakes an interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions.  However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  As indicated in the table, the Company is liability sensitive during the shorter time periods and asset sensitive in the longer periods.  The Company’s Asset and Liability Committee semi-annually reviews the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company’s interest rate risk position.  The Company uses modeling of future events as a primary tool for monitoring interest rate risk.

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
June 30, 2018	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$228,949	$696,223	$2,613,926	$210,922	$3,750,020
Loans, net of non-accruals	4,875,809	250,584	221,049	1,064,705	6,412,147

Total earning assets	$5,104,758	$946,807	$2,834,975	$1,275,627	$10,162,167

Cumulative earning assets	$5,104,758	$6,051,565	$8,886,540	$10,162,167

Rate sensitive liabilities

Time deposits	$860,301	$935,626	$206,246	$46	$2,002,219
Other interest bearing deposits	3,230,386	—	—	—	3,230,386
Securities sold under repurchase agreements	295,678	11,077	—	—	306,755
Other borrowed funds	752,950	—	—	100,000	852,950
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$5,299,731	$946,703	$206,246	$100,046	$6,552,726

Cumulative sensitive liabilities	$5,299,731	$6,246,434	$6,452,680	$6,552,726

Repricing gap	$(194,973)	$104	$2,628,729	$1,175,581	$3,609,441
Cumulative repricing gap	(194,973)	(194,869)	2,433,860	3,609,441
Ratio of interest-sensitive assets to liabilities	0.96	1.00	13.75	12.75	1.55
Ratio of cumulative, interest-sensitive assets to liabilities	0.96	0.97	1.38	1.55

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2018, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2017 Annual Report as filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 15, 2018, the Board of Directors extended the repurchase program and authorized the purchase of up to $40 million of common stock during each successive 12 month period commencing again on April 9, 2018. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2018, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow the Company to purchase shares of its common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 3, 2018, a total of 9,246,956 shares had been repurchased under all programs at a cost of $271,347,000. The Company is not obligated to purchase shares under its stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended June 30, 2018.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
April 1 – April 30, 2018	—	$—	—	$40,000,000
May 1 – May 31, 2018	—	—	—	40,000,000
June 1 – June 30, 2018	1,298	44.23	1,298	39,943,000
Total	1,298	$44.23	1,298

(1)	The repurchase program was extended on March 15, 2018 and allows for the purchase of up to an additional $40,000,000 of common stock through April 9, 2019.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2018 and 2017; (ii) the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017; and (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018 and June 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 7, 2018	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 7, 2018	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer