Form 10-Q
period 2018-09-30
INTERNATIONAL BANCSHARES CORP
filed 2018-11-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	66,155,136 shares outstanding at November 5, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$285,664	$265,357
Investment securities:
Held to maturity debt securities (Fair value of $2,400 on September 30, 2018 and $2,400 on December 31, 2017)	2,400	2,400
Available for sale debt securities (Amortized cost of $3,631,419 on September 30, 2018 and $4,196,263 on December 31, 2017)	3,509,896	4,124,185
Equity securities with readily determinable fair values	6,013	27,885
Total investment securities	3,518,309	4,154,470
Loans	6,475,141	6,348,172
Less allowance for probable loan losses	(60,654)	(67,687)
Net loans	6,414,487	6,280,485
Bank premises and equipment, net	510,493	514,454
Accrued interest receivable	34,391	34,456
Other investments	609,997	571,415
Goodwill	282,532	282,532
Other assets	189,628	81,529
Total assets	$11,845,501	$12,184,698

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2018	2017
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,431,773	$3,243,255
Savings and interest bearing demand	3,231,193	3,245,131
Time	1,982,635	2,056,506
Total deposits	8,645,601	8,544,892
Securities sold under repurchase agreements	333,803	353,805
Other borrowed funds	674,900	1,195,225
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	171,936	91,380
Total liabilities	9,986,656	10,345,718
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,083,354 shares on September 30, 2018 and 96,019,028 shares on December 31, 2017	96,083	96,019
Surplus	144,660	171,816
Retained earnings	2,005,606	1,891,805
Accumulated other comprehensive loss	(95,184)	(28,397)
	2,151,165	2,131,243
Less cost of shares in treasury, 29,940,843 shares on September 30, 2018 and 29,939,545 on December 31, 2017	(292,320)	(292,263)
Total shareholders’ equity	1,858,845	1,838,980
Total liabilities and shareholders’ equity	$11,845,501	$12,184,698

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$95,828	$83,394	$275,744	$238,261
Investment securities:
Taxable	20,213	21,003	62,121	60,998
Tax-exempt	1,981	2,409	6,263	7,357
Other interest income	352	139	719	484
Total interest income	118,374	106,945	344,847	307,100

Interest expense:
Savings deposits	3,353	1,599	8,872	4,241
Time deposits	3,493	2,426	9,172	7,203
Securities sold under repurchase agreements	468	1,177	1,839	5,391
Other borrowings	4,358	3,396	13,426	7,234
Junior subordinated deferrable interest debentures	1,828	1,395	5,119	3,967

Total interest expense	13,500	9,993	38,428	28,036

Net interest income	104,874	96,952	306,419	279,064

Provision for probable loan losses	4,280	6,591	3,212	9,096

Net interest income after provision for probable loan losses	100,594	90,361	303,207	269,968

Non-interest income:
Service charges on deposit accounts	18,391	18,706	53,658	54,494
Other service charges, commissions and fees
Banking	13,100	13,095	35,374	34,505
Non-banking	1,885	1,853	5,273	5,052
Investment securities transactions, net	(141)	—	(141)	(1,612)
Other investments, net	5,625	4,938	16,192	12,036
Other income	3,643	2,774	13,425	8,569

Total non-interest income	$42,503	$41,366	$123,781	$113,044

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-interest expense:
Employee compensation and benefits	$35,360	$33,787	$104,670	$99,256
Occupancy	6,839	6,416	20,077	18,824
Depreciation of bank premises and equipment	6,460	6,407	19,097	18,936
Professional fees	4,063	3,577	10,010	11,143
Deposit insurance assessments	928	1,007	2,902	2,310
Net expense, other real estate owned	911	(407)	3,289	989
Amortization of identified intangible assets	—	—	—	25
Advertising	2,020	2,064	5,667	6,448
Early termination fee—securities sold under repurchase agreements	—	—	—	5,765
Software and software maintenance	4,481	4,302	12,943	12,155
Other	17,005	14,558	48,922	45,199

Total non-interest expense	78,067	71,711	227,577	221,050

Income before income taxes	65,030	60,016	199,411	161,962

Provision for income taxes	13,935	20,388	42,009	49,761

Net income	$51,095	$39,628	$157,402	$112,201

Basic earnings per common share:

Weighted average number of shares outstanding	66,136,091	66,060,829	66,114,482	66,036,501
Net income	$0.77	$0.60	$2.38	$1.70

Fully diluted earnings per common share:

Weighted average number of shares outstanding	66,423,209	66,745,350	66,739,899	66,736,250
Net income	$0.77	$0.59	$2.36	$1.68

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$51,095	$39,628	$157,402	$112,201
Other comprehensive income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(4,193), $198, $(17,787) and $10,290)	(15,772)	368	(66,912)	19,110
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $30, $0, $30 and $564)	111	—	111	1,048
	(15,661)	368	(66,801)	20,158

Comprehensive income	$35,434	$39,996	$90,601	$132,359

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:

Net income	$157,402	$112,201

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	3,212	9,096
Specific reserve, other real estate owned	3,033	330
Depreciation of bank premises and equipment	19,097	18,936
Gain on sale of bank premises and equipment	(293)	(30)
Gain on sale of other real estate owned	(1,317)	(267)
Accretion of investment securities discounts	(209)	(307)
Amortization of investment securities premiums	15,620	18,068
Investment securities transactions, net	141	1,612
Unrealized loss on equity securities with readily determinable fair values	312	—
Amortization of identified intangible assets	—	25
Stock based compensation expense	755	699
Earnings from affiliates and other investments	(12,247)	(9,538)
Deferred tax expense (benefit)	1,373	(26)
Decrease (increase) in accrued interest receivable	65	(106)
(Increase) decrease in other assets	(48,747)	6,516
Net increase in other liabilities	40,533	17,314

Net cash provided by operating activities	178,730	174,523

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	37,675	279,419
Proceeds from sales of equity securities with readily determinable fair values	21,607	—
Purchases of available for sale securities	(47,346)	(944,241)
Principal collected on mortgage backed securities	529,956	573,713
Net increase in loans	(168,823)	(245,019)
Purchases of other investments	(34,914)	(10,282)
Distributions from other investments	2,894	349
Purchases of bank premises and equipment	(16,256)	(10,303)
Proceeds from sales of bank premises and equipment	1,413	2,194
Proceeds from sales of other real estate owned	3,633	11,139

Net cash provided by (used in) investing activities	$330,914	$(343,031)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Financing activities:

Net increase in non-interest bearing demand deposits	$188,518	$86,778
Net (decrease) increase in savings and interest bearing demand deposits	(13,938)	49,654
Net decrease in time deposits	(73,871)	(132,980)
Net decrease in securities sold under repurchase agreements	(20,002)	(126,952)
Net (decrease) increase in other borrowed funds	(520,325)	334,125
Repurchase of outstanding common stock warrant	(29,005)	—
Purchase of treasury stock	(57)	(132)
Proceeds from stock transactions	1,158	1,185
Payments of cash dividends - common	(21,815)	(21,793)

Net cash (used in) provided by financing activities	(489,337)	189,885

Increase in cash and cash equivalents	20,307	21,377

Cash and cash equivalents at beginning of period	265,357	269,198

Cash and cash equivalents at end of period	$285,664	$290,575

Supplemental cash flow information:
Interest paid	$37,051	$9,735
Income taxes paid	39,715	54,442
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$31,609	$1,538
Dividends declared, not yet paid on common stock	27,784	21,801

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accounting and reporting policies of International Bancshares Corporation (the “Corporation”) and Subsidiaries (the Corporation and Subsidiaries collectively referred to herein as the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma and the Corporation’s wholly-owned non-bank subsidiaries, IBC Subsidiary Corporation, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.  The consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s latest Annual Report on Form 10-K.  The consolidated statement of condition at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2018 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,320,727	$—	$3,320,727	$—
States and political subdivisions	189,169	—	189,169	—
Equity Securities	6,013	6,013	—	—
	$3,515,909	$6,013	$3,509,896	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2018 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	September 30,	Assets	Inputs	Inputs	During
	2018	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$8,665	$—	$—	$8,665	$716
Other real estate owned	8,886	—	—	8,886	3,033

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

The Company’s assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for the Company’s appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of September 30, 2018, the Company had $22,948,000 of impaired commercial collateral dependent loans, of which $16,083,000 had an appraisal performed within the immediately preceding twelve months, and of which $0 had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2017, the Company had $53,267,000 of impaired commercial collateral dependent loans, of which $18,585,000 had an appraisal performed within the immediately preceding twelve months and of which $0 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three and nine months ended September 30, 2018 and the twelve months ended December 31, 2017, the Company recorded $8,000, $170,000 and $30,000, respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three and nine months ended September 30, 2018 and the twelve months ended December 31, 2017, the Company recorded $635,000, $3,033,000 and $710,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for the Company’s financial instruments at September 30, 2018 and December 31, 2017 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At September 30, 2018, and December 31, 2017, the carrying amount of fixed-rate performing loans was $1,543,620,000 and $1,505,531,000, respectively, and the estimated fair value was $1,485,318,000 and $1,454,434,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2018 and December 31, 2017.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At September 30, 2018 and December 31, 2017, the carrying amount of time deposits was $1,982,635,000 and $2,056,506,000, respectively, and the estimated fair value was $1,984,627,000 and $2,058,621,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2018 and December 31, 2017.  The fair value of the long-term instruments is based on established market spreads using option adjusted spread methodology.  Long-term repurchase agreements are within Level 3 of the fair value hierarchy.  The only remaining long-term repurchase agreement outstanding matured in the first quarter of 2018 and was not renewed.  At December 31, 2017, the carrying amount of long-term repurchase agreements was $100,000,000 and the estimated fair value was $99,504,000.

Junior Subordinated Deferrable Interest Debentures

The Company currently has floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2018 and December 31, 2017.

Other Borrowed Funds

The Company currently has short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2018 and December 31, 2017.  The long-term borrowings outstanding at September 30, 2018 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings.  The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy.  At September 30, 2018 and December 31, 2017, the carrying amount of the fixed rate long-term FHLB borrowings was $425,000,000 and $250,000,000, respectively, and the estimated fair value was $423,568,000 and $249,728,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,247,464	$3,322,668
Real estate - mortgage	1,147,632	1,133,525
Real estate - construction	1,878,440	1,683,550
Consumer	46,646	49,543
Foreign	154,959	158,886
Total loans	$6,475,141	$6,348,172

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended September 30, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$16,596	$14,703	$18,296	$1,574	$3,591	$6,793	$450	$850	$62,853
Losses charged to allowance	(6,798)	—	—	—	(74)	(133)	(80)	(3)	(7,088)
Recoveries credited to allowance	489	4	19	—	23	53	12	9	609
Net (losses) recoveries charged to allowance	(6,309)	4	19	—	(51)	(80)	(68)	6	(6,479)

Provision charged to operations	3,039	397	1,050	(138)	(354)	194	57	35	4,280

Balance at September 30,	$13,326	$15,104	$19,365	$1,436	$3,186	$6,907	$439	$891	$60,654

	Three Months Ended September 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$25,140	$13,249	$17,472	$997	$2,314	$4,357	$488	$902	$64,919
Losses charged to allowance	(4,249)	(213)	—	—	(16)	(202)	(63)	—	(4,743)
Recoveries credited to allowance	631	17	341	—	—	85	6	5	1,085
Net (losses) recoveries charged to allowance	(3,618)	(196)	341	—	(16)	(117)	(57)	5	(3,658)

Provision charged to operations	5,473	(1,168)	371	—	817	995	82	21	6,591

Balance at September 30,	$26,995	$11,885	$18,184	$997	$3,115	$5,235	$513	$928	$67,852

	Nine Months Ended September 30, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$27,905	$11,675	$16,663	$1,109	$2,950	$6,103	$440	$842	$67,687
Losses charged to allowance	(11,798)	(1)	(70)	—	(118)	(172)	(262)	(3)	(12,424)
Recoveries credited to allowance	1,520	8	229	—	25	348	39	10	2,179
Net (losses) recoveries charged to allowance	(10,278)	7	159	—	(93)	176	(223)	7	(10,245)

Provision charged to operations	(4,301)	3,422	2,543	327	329	628	222	42	3,212

Balance at September 30,	$13,326	$15,104	$19,365	$1,436	$3,186	$6,907	$439	$891	$60,654

	Nine Months Ended September 30, 2017
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$25,649	$13,889	$16,731	$806	$2,455	$3,716	$531	$884	$64,661
Losses charged to allowance	(9,248)	(213)	(40)	—	(77)	(340)	(223)	—	(10,141)
Recoveries credited to allowance	3,484	20	488	—	7	182	35	20	4,236
Net (losses) recoveries charged to allowance	(5,764)	(193)	448	—	(70)	(158)	(188)	20	(5,905)

Provision charged to operations	7,110	(1,811)	1,005	191	730	1,677	170	24	9,096

Balance at September 30,	$26,995	$11,885	$18,184	$997	$3,115	$5,235	$513	$928	$67,852

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The decreases in provision for probable loan losses charged to expense for the three and nine months ended September 30, 2018 and September 30, 2017 can be attributed to a decrease in the historical loss experience in the commercial category of the calculation and a decrease in loans classified as Watch-List Substandard and Impaired.  As discussed in prior periods, charge-offs increased from historical levels due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs are eliminated from the calculation, the allowance for probable loan losses is impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$17,236	$584	$1,061,329	$12,742
Commercial real estate: other construction & land development	2,130	116	1,876,310	14,988
Commercial real estate: farmland & commercial	4,157	—	1,977,397	19,365
Commercial real estate: multifamily	586	—	186,759	1,436
Residential: first lien	6,173	—	420,373	3,186
Residential: junior lien	740	—	720,346	6,907
Consumer	1,164	—	45,482	439
Foreign	306	—	154,653	891

Total	$32,492	$700	$6,442,649	$59,954

	December 31, 2017
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$17,947	$300	$1,068,520	$27,605
Commercial real estate: other construction & land development	2,455	116	1,681,095	11,559
Commercial real estate: farmland & commercial	33,123	18	2,010,162	16,645
Commercial real estate: multifamily	476	—	192,440	1,109
Residential: first lien	6,852	—	425,925	2,950
Residential: junior lien	723	—	700,025	6,103
Consumer	1,281	—	48,262	440
Foreign	347	—	158,539	842

Total	$63,204	$434	$6,284,968	$67,253

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Domestic
Commercial	$17,199	$17,909
Commercial real estate: other construction & land development	2,130	2,455
Commercial real estate: farmland & commercial	4,157	33,123
Commercial real estate: multifamily	586	476
Residential: first lien	197	712
Residential: junior lien	—	11
Consumer	31	44
Total non-accrual loans	$24,300	$54,730

The decrease in impaired and non-accrual loans at September 30, 2018 compared to December 31, 2017 can be attributed to a relationship secured by a waterpark foreclosed upon in the second quarter of 2018.  The relationship was classified as Watch-List Impaired at December 31, 2017.  Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following tables detail key information regarding the Company’s impaired loans by loan class at September 30, 2018 and December 31, 2017:

	September 30, 2018
				Quarter to Date		Year to Date
		Unpaid		Average		Average
	Recorded	Principal	Related	Recorded	Interest	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,619	$2,212	$584	$1,620	$—	$1,794	$—
Commercial real estate: other construction & land development	138	169	116	139	—	142	—
Total impaired loans with related allowance	$1,757	$2,381	$700	$1,759	$—	$1,936	$—

	September 30, 2018
			Quarter to Date		Year to Date
		Unpaid	Average		Average
	Recorded	Principal	Recorded	Interest	Recorded	Interest
	Investment	Balance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$15,617	$43,068	$15,758	$—	$16,464	$2
Commercial real estate: other construction & land development	1,992	2,199	1,994	—	2,203	—
Commercial real estate: farmland & commercial	4,157	4,660	5,986	—	36,633	—
Commercial real estate: multifamily	586	617	590	—	575	—
Residential: first lien	6,173	6,257	6,362	76	6,929	228
Residential: junior lien	740	748	743	11	807	33
Consumer	1,164	1,167	1,187	1	1,192	2
Foreign	306	306	318	4	331	11
Total impaired loans with no related allowance	$30,735	$59,022	$32,938	$92	$65,134	$276

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial real estate: other construction & land development	$1,300	$1,577	$300	$1,346	$—
Commercial real estate: farmland & commercial	145	169	116	150	—
Commercial real estate: multifamily	449	590	18	489	—
Total impaired loans with related allowance	$1,894	$2,336	$434	$1,985	$—

	December 31, 2017
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,646	$44,095	$19,354	$3
Commercial real estate: other construction & land development	2,310	2,455	2,336	67
Commercial real estate: farmland & commercial	32,675	33,275	8,523	110
Commercial real estate: multifamily	476	505	401	—
Residential: first lien	6,852	6,968	6,860	298
Residential: junior lien	723	736	1,011	52
Consumer	1,281	1,283	1,214	1
Foreign	347	347	751	16
Total impaired loans with no related allowance	$61,310	$89,664	$40,450	$547

The following table details key information regarding the Company’s impaired loans by loan class at September 30, 2017:

	September 30, 2017
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$2,215	$—	$2,439	$—
Commercial real estate: other construction & land development	149	—	151	—
Commercial real estate: farmland & commercial	500	—	496	—
Total impaired loans with related allowance	$2,864	$—	$3,086	$—

	September 30, 2017
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$18,547	$1	$18,931	$2
Commercial real estate: other construction & land development	2,296	—	3,456	—
Commercial real estate: farmland & commercial	7,936	21	9,456	79
Commercial real estate: multifamily	502	—	521	—
Residential: first lien	6,733	81	6,903	241
Residential: junior lien	765	11	975	35
Consumer	1,317	2	1,278	2
Foreign	759	4	753	12
Total impaired loans with no related allowance	$38,855	$120	$42,273	$371

A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  Management recognizes the risks associated with these impaired loans, however, management is confident the Company’s loss exposure regarding these credits will be significantly reduced due to the Company’s long-standing practices that encompass the following principles:  (i) the financial strength of the borrower, including strong earnings, a high net worth, significant liquidity and an acceptable debt to worth ratio, (ii) managerial and business competence, (iii) the ability to repay, (iv) for a new business, projected cash flows, (v) loan to value, (vi) in the case of a secondary guarantor, a guarantor financial statement, and (vii) financial and/or other character references.  Management’s decision to place loans in this category does not necessarily mean that the Company will experience significant losses from these loans or significant increases in impaired loans from these levels.

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class.  Loans accounted for as troubled debt restructuring are included in impaired loans.

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Domestic
Commercial	$6,440	$6,910
Commercial real estate: farmland & commercial	—	—
Residential: first lien	5,976	6,140
Residential: junior lien	740	712
Consumer	1,134	1,237
Foreign	306	347

Total troubled debt restructuring	$14,596	$15,346

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

While management of the Company believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of the Company’s management that the allowance for probable loan losses at September 30, 2018 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2018 and December 31, 2017:

	September 30, 2018
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$14,468	$1,381	$17,410	$886	$33,259	$1,045,306	$1,078,565
Commercial real estate: other construction & land development	2,596	81	1,005	100	3,682	1,874,758	1,878,440
Commercial real estate: farmland & commercial	27,621	733	3,655	789	32,009	1,949,545	1,981,554
Commercial real estate: multifamily	282	—	586	—	868	186,477	187,345
Residential: first lien	4,029	709	3,538	3,435	8,276	418,270	426,546
Residential: junior lien	746	287	1,120	1,120	2,153	718,933	721,086
Consumer	410	64	52	38	526	46,120	46,646
Foreign	1,238	1,137	1,081	1,081	3,456	151,503	154,959
Total past due loans	$51,390	$4,392	$28,447	$7,449	$84,229	$6,390,912	$6,475,141

	December 31, 2017
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,790	$398	$18,308	$537	$22,496	$1,063,971	$1,086,467
Commercial real estate: other construction & land development	354	308	820	6	1,482	1,682,068	1,683,550
Commercial real estate: farmland & commercial	3,925	518	31,133	954	35,576	2,007,709	2,043,285
Commercial real estate: multifamily	84	—	476	—	560	192,356	192,916
Residential: first lien	4,295	2,458	4,095	3,861	10,848	421,929	432,777
Residential: junior lien	1,310	580	1,110	1,099	3,000	697,748	700,748
Consumer	868	98	160	133	1,126	48,417	49,543
Foreign	1,229	69	667	667	1,965	156,921	158,886
Total past due loans	$15,855	$4,429	$56,769	$7,257	$77,053	$6,271,119	$6,348,172

The increase in the 30 – 59 days Commercial real estate:  farmland and commercial category at September 30, 2018 compared to December 31, 2017 can be attributed to one relationship secured by commercial real estate leased by car dealerships.  The decrease in the 90 days or greater Commercial real estate:  farmland and commercial category at September 30, 2018 compared to December 31, 2017 can be attributed to the removal of a loan relationship primarily secured by a water park due to the foreclosure of the collateral in the second quarter of 2018.

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2018 and December 31, 2017 is as follows:

		September 30, 2018
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$959,115	$449	$38,469	$63,296	$17,236
Commercial real estate: other construction & land development	1,811,960	1,662	7,171	55,517	2,130
Commercial real estate: farmland & commercial	1,759,210	59,433	38,622	120,132	4,157
Commercial real estate: multifamily	185,823	—	—	936	586
Residential: first lien	419,328	—	129	916	6,173
Residential: junior lien	719,464	—	882	—	740
Consumer	45,482	—	—	—	1,164
Foreign	154,653	—	—	—	306
Total	$6,055,035	$61,544	$85,273	$240,797	$32,492

		December 31, 2017
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$905,707	$—	$3,170	$159,643	$17,947
Commercial real estate: other construction & land development	1,616,604	1,288	672	62,531	2,455
Commercial real estate: farmland & commercial	1,863,763	5,134	41,820	99,445	33,123
Commercial real estate: multifamily	192,440	—	—	—	476
Residential: first lien	425,811	40	—	74	6,852
Residential: junior lien	699,875	150	—	—	723
Consumer	48,262	—	—	—	1,281
Foreign	158,539	—	—	—	347
Total	$5,911,001	$6,612	$45,662	$321,693	$63,204

The increase in Special Review credits at September 30, 2018 compared to December 31, 2017 can be attributed to the reclassification of one relationship secured by real estate used for day care facilities from Pass.  The increase in Watch List – Pass credits at September 30, 2018 can be attributed to the reclassification of a relationship in the oil and gas production business from Watch List - Substandard.  The decrease in Commercial Watch List-Substandard credits at September 30, 2018 compared to December 31, 2017 can be primarily attributed to the payoff of a loan relationship secured by barges used in the transportation of petroleum products and the reclassification of a relationship in the oil and gas production business to Watch List - Pass.  The increase in Commercial real estate:  farmland and commercial Watch List – Substandard credits at September 30, 2018 compared to December 31, 2017 can be attributed to the reclassification of a relationship secured by commercial real estate leased by car dealerships from Pass.  The decrease in Watch List-Impaired at September 30, 2018 compared to December 31, 2017 can be attributed to the foreclosure of a loan relationship primarily secured by a water park.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2018, 7,625 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2017	668,166	$20.41
Plus: Options granted	229,700	38.30
Less:
Options exercised	64,026	18.00
Options expired	—	—
Options forfeited	21,113	20.83
Options outstanding at September 30, 2018	812,727	25.65	6.22	$15,728

Options fully vested and exercisable at September 30, 2018	322,360	$19.77	4.37	$8,135

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2018 was $285,000 and $755,000, respectively.  Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2017 was approximately $215,000 and $699,000, respectively.  As of September 30, 2018, there was approximately $3,032,000 of total unrecognized stock-based compensation cost related to non-vested options granted under the Company plans that will be recognized over a weighted average period of 2.1 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2018 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,444,855	$5,396	$(129,523)	$3,320,727	$3,320,727
Obligations of states and political subdivisions	186,564	2,873	(269)	189,169	189,169
Total investment securities	$3,631,419	$8,269	$(129,792)	$3,509,896	$3,509,896

(1)

Included in the carrying value of residential mortgage-backed securities are $529,985 of mortgage-backed securities issued by Ginnie Mae and $2,790,742 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

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

The amortized cost and estimated fair value of investment securities at September 30, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	500	506
Due after ten years	—	—	186,064	188,663
Residential mortgage-backed securities	—	—	3,444,855	3,320,727
Total investment securities	$2,400	$2,400	$3,631,419	$3,509,896

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,111,062,000 and $1,068,227,000, respectively, at September 30, 2018.

Proceeds from the sale and calls of debt securities available-for-sale were $19,530,000 and $37,675,000 for the three and nine months ended September 30, 2018, which included $0 and $0 of mortgage-backed securities. Gross gains of $2,000 and $3,000 and gross losses of $0 and $0 were realized on the sales and calls for the three and nine months ended September 30, 2018.  Proceeds from the sale and call of debt securities available-for-sale were $7,235,000 and $279,419,000 for the three and nine months ended September 30, 2017, respectively, which included $0 and $266,967,000 of mortgage-backed securities, respectively.  Gross gains of $0 and $1,186,000 and gross losses of $0 and $2,798,000 were realized on the sales and calls for the three and nine months ended September 30, 2017.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2018, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$812,981	$(18,128)	$2,210,870	$(111,395)	$3,023,851	$(129,523)
Obligations of states and political subdivisions	19,958	(261)	513	(8)	20,471	(269)
	$832,939	$(18,389)	$2,211,383	$(111,403)	$3,044,322	$(129,792)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds.  At September 30, 2018 and December 31, 2017, the balance in equity securities with readily determinable fair values recorded at fair value were $6,013,000 and $27,885,000, respectively.  Prior to January 1, 2018, the equity securities were included in available-for-sale securities, with the related unrealized gain or loss recorded as a component of other comprehensive income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2018:

Three Months Ended
September 30,
(Dollars in Thousands)
2018

Net losses recognized during the period on equity securities	$(62)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(771)

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$709

Nine Months Ended
September 30,
(Dollars in Thousands)
2018

Net losses recognized during the period on equity securities	$(1,083)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(771)

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(312)

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of the Company’s loan portfolio.  At September 30, 2018, other borrowed funds totaled $674,900,000, a decrease of 43.5% from $1,195,225,000 at December 31, 2017.  The decrease in borrowings can be attributed to an increase in cash arising from principal pay downs on available-for-sale debt securities and deposits.

Note 8 — Junior Subordinated Interest Deferrable Debentures

The Company has six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts formed by the Company (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) issued by the Company. As of September 30, 2018 and December 31, 2017, the principal amount of Debentures outstanding totaled $160,416,000.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements.  Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At September 30, 2018 and December 31, 2017, the total $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2018:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	5.76%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	5.39%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.96%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	3.99%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.96%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	3.77%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

In connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program in 2008, the US Treasury received a warrant (“Warrant”) to purchase 1,326,238 shares of the Company’s common stock at $24.43 per share. The term of the Warrant is ten years and was immediately exercisable. The Warrant is included as a component of Tier 1 capital. On June 12, 2013, the U. S. Treasury sold the Warrant to a third party. On September 19, 2018, the Company entered into an agreement to repurchase the Warrant from the third party at an aggregate purchase price of $29,005,000, which transaction was consummated in the third quarter of 2018.  The repurchase of the outstanding Warrant eliminates any restrictions on certain shareholder distributions or payment of cash dividends in excess of $0.33 per semi-annual period that would have impacted the exercise price of the Warrant while it remained outstanding.

On April 16 and October 16, 2018, and the Company paid cash dividends of $0.33 and $0.42 per share to record holders of the Company’s common stock on April 2 and October 9, 2018, respectively.  On April 17 and October 16, 2017, the Company paid cash dividends of $0.33 per share to record holders of the Company’s common stock on April 13, and September 29, 2017, respectively.

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 15, 2018, the Board of Directors extended the repurchase program and authorized the purchase of up to $40 million of common stock during each successive 12 month period commencing again on April 9, 2018. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2018, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow the Company to purchase shares of its common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 5, 2018, a total of 9,246,956 shares had been repurchased under all programs at a cost of $271,347,000. The Company is not obligated to purchase shares under its stock repurchase program outside of its Rule 10b5-1 trading plan.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law.  The Tax Act materially changes U. S. corporate income tax rates, among other things.  The Company was in a net deferred tax liability position at the time the Tax Act was enacted and subsequently revalued the carrying value of the net deferred liability and its components to the new 21% effective tax rate.  The revaluation resulted in a net benefit to the Company of $3,168,000 and was included as a reduction to income tax expense in the consolidated income statement for the year ended December 31, 2017.  No adjustments to the revalued carrying value for deferred tax assets or liabilities were made during the three or nine months ended September 30, 2018.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of September 30, 2018, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

On May 24, 2018, the EGRRCPA was enacted and, among other things, it includes a simplified capital rule change which effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors.  The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision.  Some of the Company’s bank subsidiaries, with assets of less than $10 billion, may qualify for this exemption.   Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies.  On August 28, 2018, the Federal Reserve issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement.  While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements.  Finally, for banks that continue to be subject to the risk-based capital rules of Basel III (e.g., 150%), certain commercial real estate loans that were formally classified as high volatility commercial real estate

(“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria.  Also, while acquisition, development, and construction (“ADC”) loans will generally be subject to heightened risk weights, certain exceptions will apply.  On September 18, 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

The Company had a CET1 to risk-weighted assets ratio of 17.37% on September 30, 2018 and 17.11% on December 31, 2017.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.53% and 14.62%, risk-weighted Tier 1 capital ratio of 18.91% and 18.73% and risk-weighted total capital ratio of 19.59% and 19.51% at September 30, 2018 and December 31, 2017, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2018, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of September 30, 2018, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of September 30, 2018 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2018, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or any future period.

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

•

Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, renegotiation and recent changes made to the North American Free Trade Agreement, set to be replaced by the 2018 United States-Mexico-Canada Agreement or the possible imposition of tariffs on imported goods.

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

Overview

The Company, which is headquartered in Laredo, Texas, with 191 facilities and 288 ATMs, provides banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma.  The Company is one of the largest independent commercial bank holding companies headquartered in Texas.  The Company, through its bank subsidiaries, is in the business of gathering funds from various sources and investing those funds in order to earn a return.  The Company, either directly or through a bank subsidiary, owns an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  The Company’s primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, the Company generates income from fees on products offered to commercial, consumer and international customers.  The sales team of each of the Company’s bank subsidiaries aims to match the right mix of products and services to each customer to best serve the customer’s needs.  That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis.  The bank subsidiaries have various compensation plans, including incentive based compensation, for fairly compensating employees.  The bank subsidiaries also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2018	December 31, 2017	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$11,845,501	$12,184,698	(2.8)%
Net loans	6,475,141	6,280,485	3.1
Deposits	8,645,601	8,544,892	1.2
Securities sold under repurchase agreements	333,803	353,805	(5.7)
Other borrowed funds	674,900	1,195,225	(43.5)
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,858,845	1,838,980	1.1

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest income	$118,374	$106,945	10.7%	$344,847	$307,100	12.3%
Interest expense	13,500	9,993	35.1	38,428	28,036	37.1
Net interest income	104,874	96,952	8.2	306,419	279,064	9.8
Provision for probable loan losses	4,280	6,591	35.1	3,212	9,096	(64.7)
Non-interest income	42,503	41,366	2.7	123,781	113,044	9.5
Non-interest expense	78,067	71,711	8.9	227,577	221,050	3.0
Net income	51,095	39,628	28.9	157,402	112,201	40.3

Per common share:
Basic	$.77	$.60	28.3%	$2.38	$1.70	40.0%
Diluted	.77	.59	30.5	2.36	1.68	40.5

Net Income

Net income for the three and nine months ended September 30, 2018 increased by 28.9% and 40.3%, respectively, compared to the same periods of 2017.  Net income for the three and nine months ended September 30, 2018 was positively affected by a decrease in the provision for probable loan losses compared to the same periods of

2017 as a result of a decrease in the historical loss experience in the commercial category of the allowance for probable loan loss calculation.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated, the allowance for probable loan losses will be impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.  Net income for the three and nine months ended September 30, 2018 was positively impacted by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio.  Interest expense increased for the three and nine months ended September 30, 2018 and can be attributed primarily to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which have increased because of recent Federal Reserve Board actions to continue to raise interest rates.  Net income for the nine months ended September 30, 2018 was also positively impacted by a decrease in the effective tax rate arising from the Tax Cut and Jobs Act signed into law on December 22, 2017, resulting in a decrease in income tax expense of approximately $27.9 million due to the decrease in the corporate tax rate from 35% to 21%.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest Income:
Loans, including fees	$95,828	$83,394	14.9%	$275,744	$238,261	15.7%
Investment securities:
Taxable	20,213	21,003	(3.8)	62,121	60,998	1.8
Tax-exempt	1,981	2,409	(17.8)	6,263	7,357	(14.9)
Other interest income	352	139	153.2	719	484	48.6

Total interest income	118,374	106,945	10.7	344,847	307,100	12.3

Interest expense:
Savings deposits	3,353	1,599	109.7	8,872	4,241	109.2
Time deposits	3,493	2,426	44.0	9,172	7,203	27.3
Securities sold under Repurchase agreements	468	1,177	(60.2)	1,839	5,391	(65.9)
Other borrowings	4,358	3,396	28.3	13,426	7,234	85.6
Junior subordinated interest deferrable debentures	1,828	1,395	31.0	5,119	3,967	29.0

Total interest expense	13,500	9,993	35.1	38,428	28,036	37.1

Net interest income	$104,874	$96,952	8.2%	$306,419	$279,064	9.8%

The increase in net interest income for the three and nine months ended September 30, 2018 compared to the same periods of 2017 can be attributed to increased levels of interest income arising from the repositioning of investments in the available-for-sale investment portfolio that the Company has undertaken in prior periods, an increase in loans outstanding and a decrease in interest expense on securities sold under repurchase agreements.  The decrease in interest expense on securities sold under repurchase agreements can be attributed to the early termination of some of the long-term repurchase agreements by the lead bank subsidiary in prior periods.  Interest expense on other borrowings consists of interest expense on FHLB borrowings and has steadily increased in line with increases in market interest rates as a result of Federal Reserve Board actions.  Interest expense on savings and time deposits for the three and nine months ended September 30, 2018 also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve.  Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of its strategy to manage interest rate risk, the Company strives to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Management can quickly change the Company’s interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques employed by the Company to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by the Company’s Investment Committee twice a year (see table on page 41 for the September 30, 2018 gap analysis).  Management currently believes that the Company is properly positioned for interest rate changes; however if management determines at any time that the Company is not properly positioned, it will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)

Service charges on deposit accounts	$18,391	$18,706	(1.7)%	$53,658	$54,494	(1.5)%
Other service charges, commissions and fees
Banking	13,100	13,095	0.0	35,374	34,505	2.5
Non-banking	1,885	1,853	1.7	5,273	5,052	4.4
Investment securities transactions, net	(141)	—	100.0	(141)	(1,612)	(91.3)
Other investments, net	5,625	4,938	13.9	16,192	12,036	34.5
Other income	3,643	2,774	31.3	13,425	8,569	56.7
Total non-interest income	$42,503	$41,366	2.7%	$123,781	$113,044	9.5%

Total non-interest income increased 2.7% and 9.5% for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017.  Other income was positively impacted by the Company’s share of income from a real estate development partnership in which it holds a majority interest.  Other investment income was positively impacted by the sale of an investment by a merchant banking entity in which the Company holds a majority interest.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)

Employee compensation and benefits	$35,360	$33,787	4.7%	$104,670	$99,256	5.5%
Occupancy	6,839	6,416	6.6	20,077	18,824	6.7
Depreciation of bank premises and equipment	6,460	6,407	0.8	19,097	18,936	0.9
Professional fees	4,063	3,577	13.6	10,010	11,143	(10.2)
Deposit insurance assessments	928	1,007	(7.8)	2,902	2,310	25.6
Net expense, other real estate owned	911	(407)	(323.8)	3,289	989	232.6
Amortization of identified intangible assets	—	—	—	—	25	(100.0)
Advertising	2,020	2,064	(2.1)	5,667	6,448	(12.1)
Early termination fee—securities sold under repurchase agreements	—	—	—	—	5,765	(100.0)
Software and software maintenance	4,481	4,302	4.2	12,943	12,155	6.5
Other	17,005	14,558	16.8	48,922	45,199	8.2

Total non-interest expense	$78,067	$71,711	8.9%	$227,577	$221,050	3.0%

Non-interest expense increased 8.9% and 3.0% for the three and nine months ended September 30, 2018, respectively,  compared to the same periods of 2017.  Non-interest expense for the three and nine months ended September 30, 2018 was negatively impacted by an increase in the net cost of operations on other real estate owned due to an increase in the specific reserve on a property as part of the re-evaluation of the carrying value of said property.  Non-interest expense for the three and nine months ended September 30, 2018 continues to be negatively impacted by increased technological costs related to certain network infrastructure modifications.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 10.4% to $60,654,000 at September 30, 2018 from $67,687,000 at December 31, 2017.  The provision for probable loan losses charged to expense decreased 35.1% and 64.7% for the three and nine months ended September 30, 2018 to $4,280,000 and $3,212,000, respectively, compared to $6,591,000 and $9,096,000 for the same periods of 2017, respectively.  As discussed in prior periods, charge-offs had increased due to the deterioration of one relationship that is secured by multiple pieces of transportation equipment beginning in the fourth quarter of 2014.  The Company uses a three year historical charge-off experience in the calculation, therefore, as those charge-offs begin to be eliminated from the calculation, the allowance for probable loan losses will be impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.  The allowance for probable loan losses was 0.94% and 1.07% of total loans at September 30, 2018 and December 31, 2017, respectively.

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

Loans

Net loans increased by 2.1% to $6,414,487,000 at September 30, 2018, from $6,280,485,000 at December 31, 2017.

Deposits

Deposits increased by 1.2% to $8,645,601,000 at September 30, 2018, compared to $8,544,892,000 at December 31, 2017.  Although deposits at September 30, 2018 increased from December 31, 2017, and the Company has experienced some growth in deposits over the last few years, the Company is still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, the Company has attempted to maintain certain deposit relationships but has allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On September 30, 2018, the Company had $11,845,501,000 of consolidated assets, of which approximately $154,959,000, or 1.3%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $158,886,000, or 1.3%, at December 31, 2017.  Of the $154,959,000, 83.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 15.8% is secured by foreign real estate or other assets; and 0.4% is unsecured.

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

The Company maintains an adequate level of capital as a margin of safety for its depositors and shareholders.  At September 30, 2018, shareholders’ equity was $1,858,845,000 compared to $1,838,980,000 at December 31, 2017.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and will increase each year until January 1, 2019, when the Company will be required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules are subject to a four year phase in period for mandatory compliance and the Company was required to begin to phase in the rules beginning on January 1, 2016.  Management believes, as of September 30, 2018, that the Company and each of the bank subsidiaries will meet all capital adequacy requirements once the capital conservation is fully phased-in.

On May 24, 2018, the EGRRCPA was enacted and, among other things, it includes a simplified capital rule change which effectively exempts qualified banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors.  The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision.  Some of the Company’s bank subsidiaries, with assets of less than $10 billion, may qualify for this exemption.  Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies.  On August 28, 2018, the Federal Reserve issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement.  While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements.  Finally, for banks that continue to be subject to the risk-based capital rules of Basel III (e.g., 150%), certain commercial real estate loans that were formally classified as HVCRE will not be subject to heightened risk weights if they meet certain criteria.  Also, while ADC loans will generally be subject to heightened risk weights, certain exceptions will apply.  On September 18, 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

The Company had a CET1 to risk-weighted assets ratio of 17.37% on September 30, 2018 and 17.11% on December 31, 2017.  The Company had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.53% and 14.62%, risk-weighted Tier 1 capital ratio of 18.91% and 18.73% and risk-weighted total capital ratio of 19.59% and 19.51% at September 30, 2018 and December 31, 2017, respectively.  The Company’s CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  The Company and its subsidiary banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital of the Company includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of September 30, 2018, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  The Company actively monitors the regulatory capital ratios to ensure that the Company’s bank subsidiaries are well-capitalized under the regulatory framework.

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

As of September 30, 2018, capital levels at the Company exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to the Company, including the capital conservation buffer. Based on the ratios presented above, capital levels as of September 30, 2018 at the Company exceed the minimum levels necessary to be considered “well-capitalized.”

The Company and its subsidiary banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for the subsidiary banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if the Company or any of the subsidiary banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2018, that the Company and each of its subsidiary banks meet all capital adequacy requirements to which they are subject.

The Company will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of September 30, 2018 is illustrated in the table entitled “Interest Rate Sensitivity,” below.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2018	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$277,310	$602,247	$2,449,583	$189,169	$3,518,309
Loans, net of non-accruals	4,954,190	229,702	192,795	1,074,154	6,450,841

Total earning assets	$5,231,500	$831,949	$2,642,378	$1,263,323	$9,969,150

Cumulative earning assets	$5,231,500	$6,063,449	$8,705,827	$9,969,150

Rate sensitive liabilities

Time deposits	$827,093	$959,736	$195,727	$79	$1,982,635
Other interest bearing deposits	3,231,193	—	—	—	3,231,193
Securities sold under repurchase agreements	333,803	—	—	—	333,803
Other borrowed funds	249,900	—	—	425,000	674,900
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$4,802,405	$959,736	$195,727	$425,079	$6,382,947

Cumulative sensitive liabilities	$4,802,405	$5,762,141	$5,957,868	$6,382,947

Repricing gap	$429,095	$(127,787)	$2,446,651	$838,244	$3,586,203
Cumulative repricing gap	429,095	301,308	2,747,959	3,586,203
Ratio of interest-sensitive assets to liabilities	1.09	0.87	13.50	2.97	1.56
Ratio of cumulative, interest-sensitive assets to liabilities	1.09	1.05	1.46	1.56

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2018, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 19 through 25 of the Company’s 2017 Annual Report as filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 15, 2018, the Board of Directors extended the repurchase program and authorized the purchase of up to $40 million of common stock during each successive 12 month period commencing again on April 9, 2018. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2018, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow the Company to purchase shares of its common stock during certain trading blackout periods when the Company ordinarily would not be in the market due to trading restrictions in its insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 5, 2018, a total of 9,246,956 shares had been repurchased under all programs at a cost of $271,347,000. The Company is not obligated to purchase shares under its stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended September 30, 2018.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2018	—	$—	—	$39,943,000
August 1 – August 31, 2018	—	—	—	39,943,000
September 1 – September 30, 2018	—	—	—	39,943,000
Total	—	$—	—

(1)	The repurchase program was extended on March 15, 2018 and allows for the purchase of up to an additional $40,000,000 of common stock through April 9, 2019.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2018 and 2017; (ii) the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017; and (iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2018 and September 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 7, 2018	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 7, 2018	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer