Form 10-K
period 2018-12-31
INTERNATIONAL BANCSHARES CORP
filed 2019-02-27
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒ Emerging Growth Company ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018 was $2,830,143,000.00 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 25, 2019, there were 65,617,505 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2018 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2019 Annual Meeting of Shareholders (in Part III).

Part I

As used in this report, the words “Company,” “we,” “us” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly-owned subsidiary banks, and other subsidiaries.  The information that follows may contain forward-looking statements, which are qualified as indicated under “Cautionary Notice Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report.  Our website address is www.ibc.com.

Item 1.  Business

General

We are a registered multibank financial holding company providing a diversified range of commercial and retail banking services in our main banking and branch facilities located in north, south, central and southeast Texas and the State of Oklahoma. We were organized and we operate as a bank holding company within the meaning of the Bank Holding Company Act of 1956, (BHCA).  As a bank holding company, we may own one or more banks and may engage in activities closely related to banking.  In this regard, we are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (FRB). In addition, all of our wholly-owned banking subsidiaries are members of and subject to regulation by the Federal Deposit Insurance Corporation (FDIC).  Our principal corporate offices are located in Laredo, Texas.

Our principal assets at December 31, 2018, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

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

We also own a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership.

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

Services and Employees

Our Subsidiary Banks have historically focused on providing commercial banking services to small and medium sized businesses located in their trade areas and select international banking services.  In recent years, however, the Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as locating branches in retail locations and shopping malls.  Today, we have 189 facilities and 287 ATMs serving 89 communities in Texas and Oklahoma.

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

As of December 31, 2018, we and our Subsidiary Banks employed approximately 2,816 persons full time and 574 persons part time.  We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service.  None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 29%, 27% and 28% of the Subsidiary Banks total deposits for the three years ended December 31, 2018, 2017 and 2016, respectively.

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
•

Require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in short term proprietary trading and investing in and sponsoring certain unregistered investment companies; and

•

Authorize the FRB to adopt enhanced supervision and prudential standards for bank holding companies with total consolidated assets of $250 billion (as modified by EGRRCPA) or more (often referred to as “systemically important financial institutions” or “SIFI”).

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

Emergency Economic Stabilization Act

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program (TARP). Under TARP, the Treasury created a capital purchase program (CPP), pursuant to which it provided access to capital that serves as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. Subsequently, we sold $216 million of Series A Preferred Stock to the Treasury and a warrant (Warrant) to purchase 1,326,238 shares of our class of common stock at a price per share of $24.43 per share that expired on December 23, 2018.

In November 2012, we repurchased all of the Series A Preferred Stock and exited the TARP program.  In 2013, the Treasury sold the Warrant to a third party.  On September 18, 2018, the Company entered into an agreement to repurchase the Warrant from the third party at an aggregate purchase price of $29,005,000, which transaction was consummated in the third quarter of 2018.  The repurchase of the outstanding Warrant eliminates any restrictions on certain shareholder distributions or payments of cash dividends in excess of $0.33 per semi-annual period that would have impacted the exercise price of the Warrant while it remained outstanding.

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

The USA PATRIOT Act

Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (PATRIOT Act), substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Also, the PATRIOT Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Anti-money laundering regulations are continually evolving, including recent new requirements effective May 11, 2018 requiring U.S. financial institutions to ascertain and document the beneficial owners of legal entity customers opening new accounts.

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

At December 31, 2018, there was an aggregate of approximately $768,900,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2018, assuming that each of such banks continues to be classified as “well capitalized.”  Further, we could expend the entire $768,900,000 and continue to be classified as “well capitalized” under the capital rules applicable as of December 31, 2018.

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

The OCC, FRB and FDIC are developing a joint Notice of Proposed Rulemaking, which will be published in the Federal Register.  The rule, when finalized, will require the appropriate federal banking agencies to jointly issue final rules that ensure that parent companies of subsidiary insured depository institutions serve as a source of financial strength for such institutions.  As of December 31, 2018 the FRB and other federal banking regulators have not yet issued rules implementing this requirement.

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

A surcharge was proposed by the FDIC in 2016 on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more.  The surcharge is 4.5 cents per $100 of their assessment base.  The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of the surcharges.  Our FDIC deposit insurance expense totaled $3,742,000, $3,294,000 and $5,777,000 in 2018, 2017 and 2016, respectively.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent.  Our leverage ratio at December 31, 2018 was 15.87%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of five percent as of December 31, 2018.

The federal bank regulatory agencies have adopted regulations which mandate a five‑tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk‑based capital ratio of 10%, a Tier 1 risk‑based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Improvement Act (FDICIA) mandate corrective actions are taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2018, our holding company and each of the Subsidiary Banks were classified as “well capitalized” under the applicable regulations.

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

Basel III

In July 2013, the FRB and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implemented the Basel Committee on Banking Supervision’s -- a college of central bankers and other financial regulators from the United States and other advanced economies -- December 2010 framework known as “Basel III” for strengthening international capital standards, as well as certain provisions of the Dodd-Frank Act.  Basel III requires bank holding companies and their subsidiary banks to maintain substantially more capital, with a greater emphasis on common equity.

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

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (meaning, four quarter trailing income, net of distributions and tax effects not reflected in net income).

The Basel III capital rules include the new components of “Accumulated Other Comprehensive Income (Loss)” (AOCI) that factors into the calculation of CET1 all net unrealized gains (losses) on available for sale securities. The definition also establishes the expectation that the majority of Common Equity Tier 1 should be voting shares. Basel III creates a category referred to as “High Volatility CRE,” which has a risk weight of 150% and generally includes nonresidential real estate acquisition development or construction financing. Basel III requires the phase‑out from Tier 1 capital of trust preferred securities and cumulative preferred stock over a ten‑year time period.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was phased in over a four‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four‑year period (increasing by that amount on each subsequent January 1), until it reached 2.5% on January 1, 2019.

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

In December 2018, the federal bank regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020.

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

As of December 31, 2018, each of our Subsidiary Banks are “well capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

In July 2018, following the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), the Federal Reserve Board stated that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR.  In October 2018, the federal banking regulators further proposed to revise their liquidity requirements so that banking organizations that are not globally systemic important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance sheet exposures, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or net stable funding ratio requirements.

FASB CECL Accounting Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” (CECL).  The accounting standards update amends existing standards for credit losses on financial assets.  The change in accounting standard requires that the expected credit losses on financial instruments held as of the end of the period be measured based on historical loss experience, current conditions and reasonable and supportable forecasts.  The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration.  The accounting standard change will be effective for us for interim and annual periods beginning after December 15, 2019.  The change in accounting method represents a significant difference to current accounting practice over the accounting for credit losses on financial assets.  We are not able to estimate the impact of the accounting change at this time.

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

There are also fair lending laws, including the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in connection with lending decisions. The bank regulators periodically conduct fair lending evaluations of banks. One of our Subsidiary Banks received an “Outstanding” CRA rating, and the rest received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2018. “Large institution” now means a bank with total assets of at least $1.221 billion for December 31 of both of the prior two calendar years and “intermediate small institution” means an institution with assets of at least $305 million and less than $1.221 billion as of December 31 of both of the prior two calendar years. Three of our Subsidiary Banks are considered “intermediate small institutions” and IBC and IBC Oklahoma are considered “large institutions” under the new asset thresholds.

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

The CFPB proposed major small dollar loan consumer protection regulations in 2016, including payday loans, vehicle title loans and certain high-cost installment loans.  Two categories of loans are covered; loans with a term of 45 days or less; or loans with multiple advances if each advance is required to be repaid within 45 days.  The second category includes loans with terms greater than 45 days, provided that they have an all-in annual percentage rate higher than 36 percent, and either are repaid directly from the consumer’s account or income or are secured by the consumer’s vehicle.  The proposed rules focus on practices involving consumer’s ability to repay their loans and other practices related to withdrawing payments from consumers’ accounts.  Several types of consumer credit would be excluded, including:  loans extended solely to finance the purchase of a car or other consumer good in which the good secures the loan; home mortgages and other loans secured by real property or a dwelling if recorded or perfected; credit cards; student loans; non-recourse pawn loans; and overdraft services and lines of credit.  On October 5, 2017, the CFPB finalized the small dollar loan rule.  On February 6, 2019, the CFPB announced that it was amending this small dollar loan rule further and delaying its effective date to November 19, 2020.

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

Increasingly, state regulators are implementing additional privacy and cybersecurity standards and regulations.  Recently, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements for such programs, including data encryption requirements.  Many states have also recently implemented or modified their data breach notification and data privacy requirements.  We expect this trend to continue, and are continually monitoring developments in Texas and Oklahoma.

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

Powers

As a result of FDICIA, the authority of the FDIC over state‑chartered banks was expanded. The FDICIA limits state chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Texas Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Texas Banking Commissioner has 30 days to prohibit the activity. Also, the Texas Finance Code includes a “super parity” provision with procedures for state banks to notify the Texas Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States.   Texas Banking Commissioner has 30 days after receiving such notice to prohibit the activity.  Similarly, under the Oklahoma Banking Code, Oklahoma state banks have the authority to exercise such incidental powers as may be necessary or desirable to carry on the banking business including, but not limited to, powers conferred upon national banks, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or the Oklahoma State Banking Board.  Additionally, upon approval of the Oklahoma Banking Commissioner, and subject to all applicable federal and state laws, the operating subsidiaries or financial subsidiaries of an Oklahoma state bank may exercise any power and engage in any activity that is permitted for an operating subsidiary or financial subsidiary of a national bank, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or Oklahoma State Banking Board.

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

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. Such changes could have a material effect on our business, including increasing our cost of doing business, affecting our compensation structure, or limiting or expanding permissible activities. We cannot predict whether any such changes will be adopted and we cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of our operations. The same uncertainty exists with respect to regulations authorized or required under the Dodd‑Frank Act, but that have not yet been proposed or finalized. There is also the possibility that the Dodd‑Frank Act or other federal laws may be revised by Congress in the future because certain bills have been introduced into Congress from time to time that would amend certain provisions of the Dodd‑Frank Act, or other federal legislation relating to financial institutions.  Similarly, it is possible that the legislatures of the State of Texas or the State of Oklahoma would amend applicable state laws relating to us or our Subsidiary Banks.

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

The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  This allowance represents management’s best estimate of probable losses that may exist within our existing loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  In addition, if future charge-offs exceed the allowance for probable loan losses, we may need to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Furthermore, we are unable to estimate the impact of the adoption of ASU 2016-13, as amended, on January 1, 2020.  The accounting standards update is changing accounting practice from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.  ASU  2016-13 will also necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets.  We expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.  In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13.  The impact of this rule on us will depend on whether we elect to phase-in the impact of the standard.

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

We may be adversely impacted by the transition from LIBOR as a reference rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”).  This means that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Consequently, it is not currently possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.

It is equally impossible to predict whether LIBOR will continue to be an acceptable market benchmark, what alternative rate or rates may become acceptable, or what the effect of any such changes may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk, even though our loan documents contain mitigating language around rates in the event LIBOR is phased out.  Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.  Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2018. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively.  Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

As of December 31, 2018, we had approximately $160 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 67 of the 2018 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2018 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	76	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Julie L. Tarvin	49	Vice President of the Company since 2017, President of IBC Service Center	2017
Judith I. Wawroski	44	Treasurer of the Company since 2017, Chief Accounting Officer of the Company since 2017, Executive Vice President of IBC	2017

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 25 through 27 of our 2018 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2018 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 28 of our 2018 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 18 through 23 of our 2018 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 29 through 80 of our 2018 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 81 and 82 of our 2018 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10‑K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2018 consolidated financial statements included in this Annual Report on Form 10‑K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2018.  Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2018 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, 2017 and 2016, and the related notes to the consolidated financial statements of the Company and our report dated February 27, 2019 expressed an unqualified opinion.

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

Austin, Texas

February 27, 2019

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2019 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

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

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Documents

1.Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2018 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2018 and 2017

Statements of Income for the years ended December 31, 2018, 2017 and 2016
Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2.All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3)(a)*	—Articles of Incorporation of International Bancshares Corporation.
(3)(b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3)(c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3)(d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3)(e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3)(f)*	—Amended and Restated By‑Laws of International Bancshares Corporation.
(3)(g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long‑Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)**	—International Bancshares Corporation 2018 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 27, 2019
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101++	—Interactive Data File

*Previously filed

+Executive Compensation Plans and Arrangements

**Deemed filed only with respect to those portions thereof incorporated herein by reference

++Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2018, 2017 and 2016 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2018 and 2017, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 13—	International Bancshares Corporation 2018 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 25, 2019
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 31(b)—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(a)—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 32(b)—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Exhibit 101—	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer and Principal Financial Officer)	February 27, 2019

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Accounting Officer)	February 27, 2019
/s/ Javier de anda Javier de Anda	Director	February 27, 2019
/s/ Irving Greenblum Irving Greenblum	Director	February 27, 2019

/s/ Doug Howland Doug Howland	Director	February 27, 2019

/s/ Peggy J. Newman Peggy J. Newman	Director	February 27, 2019

/s/ Larry Norton Larry Norton	Director	February 27, 2019

/s/ Roberto resendez Roberto Resendez	Director	February 27, 2019
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 27, 2019