Form 10-Q
period 2019-03-31
INTERNATIONAL BANCSHARES CORP
filed 2019-05-09
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $1.00 par value	IBOC	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	65,647,503 shares outstanding at May 6, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$349,164	$316,797
Investment securities:
Held to maturity debt securities (Market value of $2,400 on March 31, 2019 and $1,200 on December 31, 2018)	2,400	1,200
Available for sale debt securities (Amortized cost of $3,447,719 on March 31, 2019 and $3,481,165 on December 31, 2018)	3,410,088	3,411,350
Equity securities with readily determinable fair values	6,075	5,937
Total investment securities	3,418,563	3,418,487
Loans	6,707,343	6,561,289
Less allowance for probable loan losses	(67,030)	(61,384)
Net loans	6,640,313	6,499,905
Bank premises and equipment, net	504,581	506,899
Accrued interest receivable	37,406	36,803
Other investments	303,950	337,507
Cash surrender value of life insurance policies	284,327	282,646
Goodwill	282,532	282,532
Other assets	206,867	190,376
Total assets	$12,027,703	$11,871,952

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2019	2018
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,558,719	$3,454,840
Savings and interest bearing demand	3,346,749	3,268,237
Time	1,990,462	1,973,468
Total deposits	8,895,930	8,696,545
Securities sold under repurchase agreements	278,630	229,989
Other borrowed funds	510,895	705,665
Junior subordinated deferrable interest debentures	160,416	160,416
Other liabilities	197,128	139,755
Total liabilities	10,042,999	9,932,370
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,137,257 shares on March 31, 2019 and 96,104,029 shares on December 31, 2018	96,137	96,104
Surplus	146,113	145,283
Retained earnings	2,083,218	2,064,134
Accumulated other comprehensive loss	(29,405)	(54,634)
	2,296,063	2,250,887
Less cost of shares in treasury, 30,495,448 shares on March 31, 2019 and 30,494,143 on December 31, 2018	(311,359)	(311,305)
Total shareholders’ equity	1,984,704	1,939,582
Total liabilities and shareholders’ equity	$12,027,703	$11,871,952

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans, including fees	$102,805	$87,833
Investment securities:
Taxable	19,300	21,214
Tax-exempt	1,649	2,195
Other interest income	309	165
Total interest income	124,063	111,407

Interest expense:
Savings deposits	4,243	2,228
Time deposits	4,378	2,669
Securities sold under repurchase agreements	589	1,023
Other borrowings	3,494	4,689
Junior subordinated deferrable interest debentures	1,950	1,526

Total interest expense	14,654	12,135

Net interest income	109,409	99,272

Provision for probable loan losses	7,420	1,662

Net interest income after provision for probable loan losses	101,989	97,610

Non-interest income:
Service charges on deposit accounts	17,260	17,712
Other service charges, commissions and fees
Banking	10,876	11,122
Non-banking	1,509	1,360
Investment securities transactions, net	(4)	—
Other investments, net	3,948	4,726
Other income	2,540	4,055

Total non-interest income	$36,129	$38,975

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Non-interest expense:
Employee compensation and benefits	$36,409	$34,618
Occupancy	6,377	6,075
Depreciation of bank premises and equipment	6,981	6,273
Professional fees	3,592	2,572
Deposit insurance assessments	783	1,000
Net expense, other real estate owned	995	(271)
Advertising	2,082	1,839
Software and software maintenance	4,497	4,072
Other	11,235	12,731

Total non-interest expense	72,951	68,909

Income before income taxes	65,167	67,676

Provision for income taxes	13,261	14,256

Net income	$51,906	$53,420

Basic earnings per common share:

Weighted average number of shares outstanding	65,617,977	66,092,379
Net income	$0.79	$0.81

Fully diluted earnings per common share:

Weighted average number of shares outstanding	65,831,162	66,863,895
Net income	$0.79	$.80

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$51,906	$53,420
Other comprehensive income, net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $6,706, and $(9,427))	25,226	(39,953)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $1, and $0)	3	—
	25,229	(39,953)

Comprehensive income	$77,135	$13,467

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Quarters ended March 31, 2019 and 2018

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	96,104	$96,104	$145,283	$2,064,134	$(54,634)	$(311,305)	$1,939,582
Net Income	—	—	—	51,906	—	—	51,906
Dividends:
Payable ($.50 per share)	—	—	—	(32,822)	—	—	(32,822)
Purchase of treasury (1,305 shares)	—	—	—	—	—	(54)	(54)
Exercise of stock options	33	33	565	—	—	—	598
Stock compensation expense recognized in earnings	—	—	265	—	—	—	265
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	25,229	—	25,229
Balance at March 31, 2019	96,137	$96,137	$146,113	$2,083,218	$(29,405)	$(311,359)	$1,984,704

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2017	96,019	$96,019	$171,816	$1,891,805	$(28,397)	$(292,263)	$1,838,980
Net Income	—	—	—	53,420	—	—	53,420
Dividends:
Payable ($.33 per share)	—	—	—	(21,814)	—	—	(21,814)
Purchase of treasury (0 shares)	—	—	—	—	—	—	—
Exercise of stock options	25	25	415	—	—	—	440
Stock compensation expense recognized in earnings	—	—	185	—	—	—	185
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(39,953)	—	(39,953)
Balance at March 31, 2018	96,044	$96,044	$172,416	$1,923,411	$(68,350)	$(292,263)	$1,831,258

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:

Net income	$51,906	$53,420

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	7,420	1,662
Specific reserve, other real estate owned	8	71
Depreciation of bank premises and equipment	6,981	6,273
Gain on sale of bank premises and equipment	(43)	(8)
Gain on sale of other real estate owned	(469)	(2)
Accretion of investment securities discounts	(55)	(75)
Amortization of investment securities premiums	4,024	5,700
Investment securities transactions, net	4	—
Unrealized (gain) loss on equity securities with readily determinable fair values	(138)	774
Stock based compensation expense	265	185
Earnings from affiliates and other investments	(3,444)	(4,303)
Deferred tax (benefit) expense	(1,435)	269
(Increase) decrease in accrued interest receivable	(603)	1,683
Increase in other assets	(20,685)	(42,473)
Increase in other liabilities	23,962	30,001

Net cash provided by operating activities	67,698	53,177

Investing activities:

Proceeds from maturities of securities	—	1,075
Proceeds from sales and calls of available for sale securities	41,420	18,145
Purchases of available for sale securities	(145,966)	(1,075)
Principal collected on mortgage backed securities	132,820	188,893
Net increase in loans	(147,124)	(107,206)
Purchases of other investments	(13,045)	(17,963)
Distributions from other investments	46,677	5,367
Purchases of bank premises and equipment	(6,130)	(3,519)
Proceeds from sales of bank premises and equipment	1,510	12
Proceeds from sales of other real estate owned	707	376

Net cash (used in) provided by investing activities	$(89,131)	$84,105

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Financing activities:

Net increase in non-interest bearing demand deposits	$103,879	$196,102
Net increase in savings and interest bearing demand deposits	78,512	148,635
Net increase (decrease) in time deposits	16,994	(34,717)
Net increase (decrease) in securities sold under repurchase agreements	48,641	(94,852)
Net decrease in other borrowed funds	(194,770)	(363,625)
Purchase of treasury stock	(54)	—
Proceeds from stock transactions	598	440

Net cash provided by (used in) financing activities	53,800	(148,017)

Increase (decrease) in cash and cash equivalents	32,367	(10,735)

Cash and cash equivalents at beginning of period	316,797	265,357

Cash and cash equivalents at end of period	$349,164	$254,622

Supplemental cash flow information:
Interest paid	$13,982	$12,052
Income taxes paid	—	—
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$704	$80
Dividends declared, not yet paid on common stock	32,822	21,814
Establishment of lease liability and right-of-use asset	6,171	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As used in this report, the words “Company,” “we,” “us” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly-owned subsidiary banks, and other subsidiaries.  The information that follows may contain forward-looking statements, which are qualified as indicated under “Cautionary Notice Regarding Forward-Looking Statements” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report.  Our website address is www.ibc.com.

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries,  IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation.  Effective January 1, 2019, we dissolved one of our non-bank subsidiaries, IBC Subsidiary Corporation, a  second-tier bank holding company incorporated in the State of Delaware.  All significant inter-company balances and transactions have been eliminated in consolidation.  Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K.  Our consolidated statement of condition at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements.  Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

We operate as one segment.  The operating information used by our chief executive officer for purposes of assessing performance and making operating decisions is the consolidated statements presented in this report.  We have five active operating subsidiaries, the Subsidiary Banks.  We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), FASB ASC 280, “Segment Reporting,” in determining our reportable segments and related disclosures.

We have evaluated all events or transactions that occurred through the date we issued these financial statements. During this period, we did not have any material recognizable or non-recognizable subsequent events.

On January 1, 2019, we adopted the provisions of ASU 2016-02, “Leases.”  ASU 2016-02 amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining mainly unchanged from current guidance.  The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements.  The update is to be applied on a modified retrospective basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  In January 2018, the FASB issued a proposal that provides an additional transition method that would allow entities to not apply the guidance in the update in the comparative periods presented in the consolidated financial statements, but instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  As part of our business model, we primarily own all property we occupy, with the exception of certain branches operating in grocery stores or shopping centers and certain ATM locations and were classified as operating leases under previous guidance.   The adoption of the standard did not have a significant impact on our consolidated financial statements.  As of the date of adoption, we recorded a right of use asset and a lease liability of approximately $6.4 million.  The right of use asset and lease liability are included in other assets and other liabilities, respectively, on our consolidated statement of condition.  Amortization of the right of use asset for the three months ended March 31, 2019 was approximately $214,000 and is included as a part of occupancy expense in our consolidated income statement.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2019 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,263,030	$—	$3,263,030	$—
States and political subdivisions	147,058	—	147,058	—
Equity Securities	6,075	6,075	—	—
	$3,416,163	$6,075	$3,410,088	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2018 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage - backed securities	$3,223,010	$—	$3,223,010	$—
States and political subdivisions	188,340	—	188,340	—
Equity Securities	5,937	5,937	—	—
	$3,417,287	$5,937	$3,411,350	$—

Available-for-sale debt securities are classified within Level 2 of the valuation hierarchy.  Equity securities with readily determinable fair values are classified within Level 1.  For debt investments classified as Level 2 in the fair value hierarchy, we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis.  The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2019 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Year ended	Identical	Observable	Unobservable	(Credit)
	March 31,	Assets	Inputs	Inputs	During
	2019	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$34,552	$—	$—	$34,552	$9,510
Other real estate owned	3	—	—	3	8

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2018 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2018	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$1,563	$—	$—	$1,563	$356
Other real estate owned	38,871	—	—	38,871	3,071

Our assets measured at fair value on a non-recurring basis are limited to impaired loans and other real estate owned.  Impaired loans are classified within Level 3 of the valuation hierarchy.  The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”.  Impaired loans are primarily comprised of collateral-dependent commercial loans.   As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance.  Correctly evaluating the fair value becomes even more important.  Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses.  The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process.  The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time.  The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable.  As of March 31,  2019,  we had $46,706,000 of impaired commercial collateral dependent loans, of which $33,889,000 had an appraisal performed within the immediately preceding twelve months, and of which $9,407,000  had an evaluation performed within the immediately preceding twelve months.  As of December 31, 2018,  we had approximately $14,306,000 of impaired commercial collateral dependent loans, of which $10,911,000 had an appraisal performed within the immediately preceding twelve months and of which $0 had an evaluation performed within the immediately preceding twelve months.

Our determination to either seek an appraisal or to perform an evaluation begins in weekly credit quality meetings, where the committee analyzes the existing collateral values of the impaired loans and where obsolete appraisals are identified.  In order to determine whether we would obtain a new appraisal or perform an internal evaluation to determine the fair value of the collateral, the credit committee reviews the existing appraisal to determine if the collateral value is reasonable in view of the current use of the collateral and the economic environment related to the collateral.  If the analysis of the existing appraisal does not find that the collateral value is reasonable under the current circumstances, we would obtain a new appraisal on the collateral or perform an internal evaluation of the collateral.  The ultimate decision to get a new appraisal rests with the independent credit administration group.  A new appraisal is not required if an internal evaluation, as performed by in-house experts, is able to appropriately update the original appraisal assumptions to reflect current market conditions and provide an estimate of the collateral’s market value for impairment analysis.  The internal evaluations must be in writing and contain sufficient information detailing the analysis, assumptions and conclusions, and they must support performing an evaluation in lieu of ordering a new appraisal.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary.  The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations.  Other real estate owned is included in other assets on the consolidated financial statements.  For the three months ended March 31, 2019 and the twelve months ended December 31, 2018,  we recorded $51,000,  and $170,000,  respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned.  For the three months ended March 31, 2019 and the twelve months ended December 31, 2018,  we recorded  $8,000,  and $3,071,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2019 and December 31, 2018 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value.  For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market.  Fixed-rate performing loans are within Level 3 of the fair value hierarchy.  At March 31, 2019 and December 31, 2018, the carrying amount of fixed-rate performing loans was $1,512,111,000 and $1,515,437,000, respectively, and the estimated fair value was $1,476,879,000 and $1,469,231,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2019 and December 31, 2018.  The fair value of time deposits is based on the discounted value of contractual cashflows.  The discount rate is based on currently offered rates.  Time deposits are within Level 3 of the fair value hierarchy.  At March 31, 2019 and December 31, 2018, the carrying amount of time deposits was  $1,990,462,000 and $1,973,468,000, respectively, and the estimated fair value was $1,993,376,000 and $1,976,156,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include short- and long-term maturities.  Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2019 and December 31, 2018.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding.  Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2019 and December 31, 2018.

Other Borrowed Funds

We currently have short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”).  Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2019 and December 31, 2018.  The long-term borrowings outstanding at March 31, 2019 and December 31, 2018 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings.  The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy.  At March 31, 2019 and December 31, 2018,  the carrying amount of the fixed rate long-term FHLB borrowings was $436,645,000 and  $436,690,000, respectively, and the estimated fair value was $439,218,000 and  $436,238,000, respectively.

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit and fund letters of credit are principally at current interest rates, and, therefore, the carrying amount approximates fair value.

Limitations

Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.  Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Note 3 — Loans

A summary of loans, by loan type at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,404,309	$3,305,124
Real estate - mortgage	1,178,026	1,173,101
Real estate - construction	1,934,346	1,886,231
Consumer	46,073	46,316
Foreign	144,589	150,517
Total loans	$6,707,343	$6,561,289

Note 4 — Allowance for Probable Loan Losses

The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the Subsidiary Banks.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each Subsidiary Bank is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance for probable loan losses is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates; (ii) allowances based on actual historical loss experience for similar types of loans in our loan portfolio; and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  All segments of the loan portfolio continue to be impacted by economic uncertainty as the economy recovers from the recent prolonged downturn.

Our management continually reviews the allowance for loan losses of the Subsidiary Banks using the amounts determined from the allowances established on specific impaired loans, the allowance established on quantitative historical loss percentages, and the allowance based on qualitative data to establish an appropriate amount to maintain in our allowance for loan losses.  Should any of the factors considered by management in evaluating the adequacy of the allowance for probable loan losses change, our estimate of probable loan losses could also change, which could affect the level of future provisions for probable loan losses.  While the calculation of the allowance for probable loan losses utilizes management’s best judgment and all information reasonably available, the adequacy of the allowance is dependent on a variety of factors beyond our control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.

The loan loss provision is determined using the following methods.  On a weekly basis, loan past due reports are reviewed by the credit quality committee to determine if a loan has any potential problems and if a loan should be placed on the internal classified report of the Subsidiary Banks.  Additionally, the credit department of each Subsidiary Bank reviews the majority of our loans for proper internal classification purposes, regardless of whether they are past due, and segregates any loans with potential problems for further review.  The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation.  Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process.  After the above analysis is completed, we determine if a loan should be placed on an internal classified report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended March 31, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$12,596	$15,123	$19,353	$1,808	$3,467	$7,719	$447	$871	$61,384
Losses charged to allowance	(2,764)	—	(1)	—	(1)	(6)	(63)	—	(2,835)
Recoveries credited to allowance	638	20	283	—	1	102	17	—	1,061
Net (losses) recoveries charged to allowance	(2,126)	20	282	—	—	96	(46)	—	(1,774)

Provision charged to operations	942	(354)	6,245	537	79	(70)	61	(20)	7,420

Balance at March 31,	$11,412	$14,789	$25,880	$2,345	$3,546	$7,745	$462	$851	$67,030

	Three Months Ended March 31, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$27,905	$11,675	$16,663	$1,109	$2,950	$6,103	$440	$842	$67,687
Losses charged to allowance	(2,715)	(1)	—	—	(14)	(30)	(117)	—	(2,877)
Recoveries credited to allowance	583	2	18	—	1	66	12	—	682
Net (losses) recoveries charged to allowance	(2,132)	1	18	—	(13)	36	(105)	—	(2,195)

Provision charged to operations	(5,082)	122	8,122	(162)	69	(1,450)	102	(59)	1,662

Balance at March 31,	$20,691	$11,798	$24,803	$947	$3,006	$4,689	$437	$783	$67,154

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively.  The increase in provision for probable loan losses charged to expense for the three months ended March 31, 2019 can be attributed to a specific reserve on a relationship that is secured by multiple pieces of real property on which car dealerships are operated.  The deterioration was triggered by significant fraud by a high level insider of the car dealership resulting in the dealerships unexpectedly filing for bankruptcy and creating a potential exposure since the source of repayment from the borrower were the operations of the car dealerships.  The relationship further deteriorated in the first quarter of 2019 after the sponsor of the court approved debtor in possession plan discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest.  Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to a potential exposure for probable loss.  In light of the new circumstances and management’s evaluation of the relationship, the decision was made to place the relationship on impaired, non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million.  The impact of the specific reserve on the provision for probable loan loss charged to expense is not fully demonstrated in the charge for the quarter because we use a three year historical charge-off experience in the calculation, and, as large charge-offs in prior periods are eliminated from the calculation, the allowance for probable loan losses is impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$18,608	$666	$1,194,931	$10,746
Commercial real estate: other construction & land development	2,059	116	1,932,287	14,673
Commercial real estate: farmland & commercial	26,391	9,500	1,870,267	16,380
Commercial real estate: multifamily	507	—	293,605	2,345
Residential: first lien	6,216	—	450,698	3,546
Residential: junior lien	908	—	720,204	7,745
Consumer	1,074	—	44,999	462
Foreign	286	—	144,303	851

Total	$56,049	$10,282	$6,651,294	$56,748

	December 31, 2018
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$9,179	$656	$1,119,790	$11,940
Commercial real estate: other construction & land development	2,092	116	1,884,139	15,007
Commercial real estate: farmland & commercial	3,509	—	1,946,389	19,353
Commercial real estate: multifamily	507	—	225,750	1,808
Residential: first lien	6,244	—	439,556	3,467
Residential: junior lien	901	—	726,400	7,719
Consumer	1,175	—	45,141	447
Foreign	293	—	150,224	871

Total	$23,900	$772	$6,537,389	$60,612

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Domestic
Commercial	$18,573	$9,143
Commercial real estate: other construction & land development	2,059	2,092
Commercial real estate: farmland & commercial	26,391	3,509
Commercial real estate: multifamily	507	507
Residential: first lien	319	347
Residential: junior lien	165	171
Consumer	14	22
Total non-accrual loans	$48,028	$15,791

Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected.  We have identified these loans through our normal loan review procedures. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of our impaired loans are measured at the fair value of the collateral. In limited cases, we may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following tables detail key information regarding our impaired loans by loan class at March 31, 2019 and December 31, 2018:

	March 31, 2019
				Quarter to Date
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,325	$1,908	$666	$1,327	$—
Commercial real estate: other construction & land development	134	169	116	135	—
Commercial real estate: farmland & commercial	24,463	24,774	9,500	24,480
Total impaired loans with related allowance	$25,922	$26,851	$10,282	$25,942	$—

	March 31, 2019
			Quarter to Date
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$17,283	$17,420	$17,370	$1
Commercial real estate: other construction & land development	1,925	2,167	1,924	—
Commercial real estate: farmland & commercial	1,928	2,493	2,305	—
Commercial real estate: multifamily	507	539	506	—
Residential: first lien	6,216	6,268	6,239	75
Residential: junior lien	908	918	912	11
Consumer	1,074	1,075	1,075	—
Foreign	286	286	288	3
Total impaired loans with no related allowance	$30,127	$31,166	$30,619	$90

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,563	$2,161	$656	$1,741	$—
Commercial real estate: other construction & land development	135	169	116	141	—
Total impaired loans with related allowance	$1,698	$2,330	$772	$1,882	$—

	December 31, 2018
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$7,616	$7,730	$16,194	$3
Commercial real estate: other construction & land development	1,957	2,205	2,151	—
Commercial real estate: farmland & commercial	3,509	4,031	36,632	—
Commercial real estate: multifamily	507	538	565	—
Residential: first lien	6,244	6,386	7,136	305
Residential: junior lien	901	911	976	44
Consumer	1,175	1,190	1,211	2
Foreign	293	293	327	14
Total impaired loans with no related allowance	$22,202	$23,284	$65,192	$368

The following table details key information regarding our impaired loans by loan class at March 31, 2018:

	March 31, 2018
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,717	$—
Commercial real estate: other construction & land development	144	—
Commercial real estate: farmland & commercial	15,103	—
Total impaired loans with related allowance	$16,964	$—

	March 31, 2018
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,820	$1
Commercial real estate: other construction & land development	2,284	—
Commercial real estate: farmland & commercial	21,488	—
Commercial real estate: multifamily	471	—
Residential: first lien	6,960	77
Residential: junior lien	708	10
Consumer	1,208	1
Foreign	341	4
Total impaired loans with no related allowance	$50,280	$93

A portion of the impaired loans have adequate collateral and credit enhancements not requiring a related allowance for loan loss.  Management recognizes the risks associated with these impaired loans, however, management is confident our loss exposure regarding these credits will be significantly reduced due to our long-standing practices that encompass the following principles:  (i) the financial strength of the borrower, including strong earnings, a high net worth, significant liquidity and an acceptable debt to worth ratio, (ii) managerial and business competence, (iii) the ability to repay, (iv) for a new business, projected cash flows, (v) loan to value, (vi) in the case of a secondary guarantor, a guarantor financial statement, and (vii) financial and/or other character references.  Management’s decision to place loans in this category does not necessarily mean that we will experience significant losses from these loans or significant increases in impaired loans from these levels.

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class.  Loans accounted for as troubled debt restructuring are included in impaired loans.

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Domestic
Commercial	$34	$35
Residential: first lien	5,951	5,947
Residential: junior lien	743	730
Consumer	1,060	1,153
Foreign	286	293

Total troubled debt restructuring	$8,074	$8,158

The Subsidiary Banks charge-off that portion of any loan which management considers to represent a loss as well as that portion of any other loan which is classified as a “loss” by bank examiners.  Commercial and industrial or real estate loans are generally considered by management to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry. Generally, unsecured consumer loans are charged-off when 90 days past due.

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses.  The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment.  Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis.  It is the judgment of our management that the allowance for probable loan losses at March 31, 2019 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2019 and December 31, 2018:

	March 31, 2019
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$7,139	$1,412	$18,727	$844	$27,278	$1,186,261	$1,213,539
Commercial real estate: other construction & land development	7,451	1,111	1,865	1,041	10,427	1,923,919	1,934,346
Commercial real estate: farmland & commercial	6,486	5,292	25,328	401	37,106	1,859,552	1,896,658
Commercial real estate: multifamily	1,122	938	507	—	2,567	291,545	294,112
Residential: first lien	3,610	1,516	4,512	4,272	9,638	447,276	456,914
Residential: junior lien	982	815	1,739	1,574	3,536	717,576	721,112
Consumer	351	73	25	16	449	45,624	46,073
Foreign	3,018	726	144	144	3,888	140,701	144,589
Total past due loans	$30,159	$11,883	$52,847	$8,292	$94,889	$6,612,454	$6,707,343

	December 31, 2018
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,651	$1,089	$19,851	$10,890	$25,591	$1,103,378	$1,128,969
Commercial real estate: other construction & land development	727	1,707	922	16	3,356	1,882,875	1,886,231
Commercial real estate: farmland & commercial	2,928	784	27,239	24,910	30,951	1,918,947	1,949,898
Commercial real estate: multifamily	927	—	578	71	1,505	224,752	226,257
Residential: first lien	3,998	1,677	3,362	3,079	9,037	436,763	445,800
Residential: junior lien	1,155	618	1,108	937	2,881	724,420	727,301
Consumer	486	19	45	32	550	45,766	46,316
Foreign	1,106	117	739	739	1,962	148,555	150,517
Total past due loans	$15,978	$6,011	$53,844	$40,674	$75,833	$6,485,456	$6,561,289

The decrease in the 90 days or greater and still accruing at March 31, 2019 compared to December 31, 2018 can be attributed to the previously discussed relationship secured by real property on which car dealerships are operated and the placement of the relationship on non-accrual impaired status.

Our internal classified report is segregated into the following categories:  (i) “Special Review Credits,” (ii) “Watch List-Pass Credits,” and (iii) “Watch List-Substandard Credits.”  The loans placed in the “Special Review Credits” category reflect management’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis.  The “Special Review Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Pass Credits” category reflect our opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.”  The “Watch List-Pass Credits” are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted.  The loans placed in the “Watch List-Substandard Credits” classification are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest.  Furthermore, there is the possibility that we could sustain some future loss if such weaknesses are not corrected.  For loans that are classified as impaired, management evaluates these credits in accordance with the provisions of ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the credit.  The specific reserve allocated under ASC 310-10 is based on

(i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent.  Substantially all of our loans evaluated as impaired under ASC 310-10 are measured using the fair value of collateral method.  In limited cases, we may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

The allowance based on historical loss experience on our remaining loan portfolio, which includes the “Special Review Credits,” “Watch List - Pass Credits,” and “Watch List - Substandard Credits” is determined by segregating the remaining loan portfolio into certain categories such as commercial loans, installment loans, international loans, loan concentrations and overdrafts.  Installment loans are then further segregated by number of days past due.  A historical loss percentage, adjusted for (i) management’s evaluation of changes in lending policies and procedures, (ii) current economic conditions in the market area we serve, (iii) other risk factors, (iv) the effectiveness of the internal loan review function, (v) changes in loan portfolios, and (vi) the composition and concentration of credit volume is applied to each category.  Each category is then added together to determine the allowance allocated under ASC 450-20.

A summary of the loan portfolio by credit quality indicator by loan class at March 31, 2019 and December 31, 2018 is as follows:

		March 31, 2019
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$1,130,988	$19	$3,061	$60,863	$18,608
Commercial real estate: other construction & land development	1,865,359	1,640	9,284	56,004	2,059
Commercial real estate: farmland & commercial	1,669,873	62,012	39,269	99,113	26,391
Commercial real estate: multifamily	292,687	—	—	918	507
Residential: first lien	449,291	—	142	1,265	6,216
Residential: junior lien	719,334	—	870	—	908
Consumer	44,999	—	—	—	1,074
Foreign	144,303	—	—	—	286
Total	$6,316,834	$63,671	$52,626	$218,163	$56,049

		December 31, 2018
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$998,625	$441	$44,544	$76,180	$9,179
Commercial real estate: other construction & land development	1,817,098	1,648	9,055	56,338	2,092
Commercial real estate: farmland & commercial	1,726,711	62,046	38,373	119,259	3,509
Commercial real estate: multifamily	224,823	—	—	927	507
Residential: first lien	438,773	—	142	641	6,244
Residential: junior lien	725,538	—	862	—	901
Consumer	45,141	—	—	—	1,175
Foreign	150,224	—	—	—	293
Total	$6,126,933	$64,135	$92,976	$253,345	$23,900

The decrease in Watch List – Pass credits at March 31, 2019 from Decmeber 31, 2018 can be attirubuted to the reclassification of a relationship secured by oil and gas properties to Pass.  The decrease in Watch List- Substandard and increase in Watch List – Impaired can be attributed to the reclassification of the previously discussed relationship secured by commercial real estate leased by car dealerships.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2019,  23,175 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the three months ended March 31, 2019 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2018	788,977	$25.91
Plus: Options granted	6,000	36.94
Less:
Options exercised	33,225	18.01
Options expired	—	—
Options forfeited	19,975	24.85
Options outstanding at March 31, 2019	741,777	26.38	5.99	$8,699

Options fully vested and exercisable at March 31, 2019	372,409	$20.53	4.34	$6,517

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018 was $265,000 and $184,800, respectively.  As of March 31, 2019, there was approximately $2,532,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our Company plans that will be recognized over a weighted average period of 2.0 years.

Note 6 — Investment Securities and Equity Securities with Readily Determinable Fair Values

We classify debt securities into one of three categories:  held-to maturity, available-for-sale, or trading.  Such debt securities are reassessed for appropriate classification at each reporting date.  Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value.  Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary.  In accordance with the provisions of ASU 2016-01, which we adopted on January 1, 2018, unrealized holding gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2019 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,303,579	$9,002	$(49,551)	$3,263,030	$3,263,030
Obligations of states and political subdivisions	144,140	2,933	(15)	147,058	147,058
Total investment securities	$3,447,719	$11,935	$(49,566)	$3,410,088	$3,410,088

(1)

Included in the carrying value of residential mortgage-backed securities are $574,588 of mortgage-backed securities issued by Ginnie Mae and $2,688,442 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2018 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$1,200	$—	$—	$1,200	$1,200
Total investment securities	$1,200	$—	$—	$1,200	$1,200

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,295,366	$6,813	$(79,169)	$3,223,010	$3,223,010
Obligations of states and political subdivisions	185,799	2,646	(105)	188,340	188,340
Total investment securities	$3,481,165	$9,459	$(79,274)	$3,411,350	$3,411,350

(1)

Included in the carrying value of residential mortgage-backed securities are $501,293 of mortgage-backed securities issued by Ginnie Mae and $2,721,717 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at March 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,075	$1,075	$—	$—
Due after one year through five years	1,325	1,325	—	—
Due after five years through ten years	—	—	2,246	2,296
Due after ten years	—	—	141,894	144,762
Residential mortgage-backed securities	—	—	3,303,579	3,263,030
Total investment securities	$2,400	$2,400	$3,447,719	$3,410,088

Residential mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), or the Government National Mortgage Association (“Ginnie Mae”).  Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, we believe that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,183,510,000 and $1,165,856,000, respectively, at March 31, 2019.

Proceeds from the sale and calls of debt securities available-for-sale were $41,420,000 for the three months ended March 31, 2019, which included $0 of mortgage-backed securities. Gross gains of $2 and gross losses of $6  were realized on the sales and calls for the three months ended March 31, 2019.  Proceeds from the sale and call of debt securities available-for-sale were $18,145,000 for the three months ended March 31, 2018, which included $0 of mortgage-backed securities.  Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2018.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2019, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$20	$—	$2,533,666	$(49,551)	$2,533,686	$(49,551)
Obligations of states and political subdivisions	—	—	4,402	(15)	4,402	(15)
	$20	$—	$2,538,068	$(49,566)	$2,538,088	$(49,566)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$208,384	$(2,124)	$2,537,181	$(77,045)	$2,745,565	$(79,169)
Obligations of states and political subdivisions	12,756	(99)	512	(6)	13,268	(105)
	$221,140	$(2,223)	$2,537,693	$(77,051)	$2,758,833	$(79,274)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates.  Residential mortgage-backed securities are primarily securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.  The contractual cash obligations of the securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  The contractual cash obligations of the securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government; however, we believe that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008, and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae and Freddie Mac are rated consistently as AAA rated securities.  The decrease in fair value on residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae is due to market interest rates.  We have no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is our conclusion that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired.

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds.  At March 31, 2019 and December 31, 2018, the balance in equity securities with readily determinable fair values recorded at fair value were $6,075,000 and  $5,937,000, respectively.  Prior to January 1, 2018, the equity securities were included in available-for-sale securities, with the related unrealized gain or loss recorded as a component of other comprehensive income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2019 and the three months ended March 31, 2018:

Three Months Ended
March 31, 2019
(Dollars in Thousands)

Net gains (losses) recognized during the period on equity securities	$138
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$138

Three Months Ended
March 31, 2018
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(774)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(774)

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding.  These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio.  At March 31, 2019, other borrowed funds totaled $510,895,000, a decrease of 27.6% from $705,665,000 at December 31, 2018.  The decrease in borrowings can be attributed to an increase in cash arising from principal pay downs on available-for-sale debt securities and deposits.

Note 8 — Junior Subordinated Interest Deferrable Debentures

We have six statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The six statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of March 31, 2019 and December 31, 2018, the principal amount of Debentures outstanding totaled $160,416,000.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective Indentures) and are pari passu with one another. The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts. We have fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities. We have the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to twenty consecutive quarterly periods on Trusts VI, VIII, IX, X, XI and XII. If interest payments on any of the Debentures are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred. The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements.  Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold would qualify as Tier 2 capital.  At March 31, 2019 and December 31, 2018, the total $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2019:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VI	$25,774	Quarterly	6.13%	LIBOR	+	3.45	November 2032	February 2008
Trust VIII	25,774	Quarterly	5.84%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	4.42%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	4.39%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	4.42%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	4.08%	LIBOR	+	1.45	September 2037	September 2012
	$160,416

(1)	The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

On April 15, 2019 we paid cash dividends of $0.50 per share to record holders of our common stock on April 1, 2019.  On April 16, 2018 we paid cash dividends of $0.33 per share to record holders of our common stock on April 2,  2018,

In April 2009, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 11, 2019,  the Board of Directors extended the repurchase program and this year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing again on April 9, 2019. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2019, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 6, 2019, a total of 9,801,561 shares had been repurchased under all programs at a cost of $311,359,000.  We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Note 10 — Commitments and Contingent Liabilities and Other Tax Matters

We are involved in various legal proceedings that are in various stages of litigation.  We have determined, based on discussions with its counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the new rules beginning on January 1, 2015.  Management believes, as of March 31, 2019, that we meet all fully phased-in capital adequacy requirements.

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

As of March 31, 2019, our capital levels exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

On May 24, 2018, the EGRRCPA was enacted and, among other things, it includes a simplified capital rule change which effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision. Some of the Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies. On August 28, 2018, the Federal Reserve issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to the risk-based capital rules of Basel III (e.g., 150%), certain commercial real estate loans that were formally classified as high volatility commercial real estate 31 (“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction (“ADC”)

loans will generally be subject to heightened risk weights, certain exceptions will apply. On September 18, 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

We had a CET1 to risk-weighted assets ratio of 18.17% on March 31, 2019 and 17.55% on December 31, 2018.  We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.06% and 15.87%, risk-weighted Tier 1 capital ratio of 19.71% and 19.06% and risk-weighted total capital ratio of 20.46% and 19.74% at March 31, 2019 and December 31, 2018, respectively.  Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2019, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2019, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

As used in this report, the words “Company,” “we,” “us” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly-owned subsidiary banks, and other subsidiaries.  The information that follows may contain forward-looking statements, which are qualified as indicated under “Cautionary Notice Regarding Forward-Looking Statements” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report.  Our website address is www.ibc.com.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our 2018 Form 10-K.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or any future period.

Special Cautionary Notice Regarding Forward Looking Information

Certain matters discussed in this report, excluding historical information, include forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by these sections.  Although we believe such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached.  The words “estimate,” “expect,” “intend,” “believe” and “project,” as well as other words or expressions of a similar meaning are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors.

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include, among others, the following possibilities:

•

Local, regional, national and international economic business conditions and the impact they may have on us,  our customers, and such customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.

•	Volatility and disruption in national and international financial markets.
•	Government intervention in the U.S. financial system.
•	The unavailability of funding from the FHLB, Fed or other sources in the future could adversely impact our growth strategy, prospects and performance.
•	Changes in consumer spending, borrowing and saving habits.
•	Changes in interest rates and market prices, including, the repeal of federal prohibitions on the payment of interest on demand deposits.
•	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
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

•	The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
•	The loss of senior management or operating personnel.
•	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.

•	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
•	Additions to our loan loss allowance as a result of changes in local, national or international conditions which adversely affect our customers.
•	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
•	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
•	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
•	Changes in the soundness of other financial institutions with which we interact.
•	Political instability in the United States or Mexico.
•	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
•	Acts of war or terrorism.
•	Natural disasters.
•	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available‑for‑sale portfolios.
•	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
•	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining required regulatory approvals.
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

•	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd‑Frank.
•	Our failure or circumvention of ourinternal controls and risk management, policies and procedures.

Forward‑looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward‑looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward‑looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas, with 189 facilities and 286 ATMs,  and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma.  We are one of the largest independent commercial bank holding companies headquartered in Texas.  We, through our Subsidiary Banks,  are in the business of gathering funds from various sources and investing those funds in order to earn a return.  We either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer.  Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities.  In addition, we generate income from fees on products offered to commercial, consumer and international customers.  The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs.  That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis.  The Subsidiary Banks have various compensation plans, including incentive based compensation, for fairly compensating employees.  The Subsidiary Banks also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

We are very active in facilitating trade along the United States border with Mexico.  We do a large amount of business with customers domiciled in Mexico.  Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of our Subsidiary Banks.  We also serve the growing Hispanic population through our facilities located throughout South, Central and Southeast Texas and the State of Oklahoma.

 Expense control is an essential element in our long-term profitability.  As a result, we monitor closely the efficiency ratio, which is a measure of non-interest expense to net interest income plus non-interest income.  As we adjust to regulatory changes related to Dodd-Frank, including congressional efforts to revamp or reform it, our efficiency ratio may suffer because the additional regulatory compliance costs are expected to increase non-interest expense.  We monitor this ratio over time to assess our efficiency relative to our peers.  We use this measure as one factor in determining if we are accomplishing our long-term goals of providing superior returns to our shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2019	December 31, 2018	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$12,027,703	$11,871,952	1.3%
Net loans	6,640,313	6,499,905	2.2
Deposits	8,895,930	8,696,545	2.3
Securities sold under repurchase agreements	278,630	229,989	21.1
Other borrowed funds	510,895	705,665	(27.6)
Junior subordinated deferrable interest debentures	160,416	160,416	—
Shareholders’ equity	1,984,704	1,939,582	2.3

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)
Interest income	$124,063	$111,407	11.4%
Interest expense	14,654	12,135	20.8
Net interest income	109,409	99,272	10.2
Provision for probable loan losses	7,420	1,662	(346.5)
Non-interest income	36,129	38,975	(7.3)
Non-interest expense	72,951	68,909	5.9
Net income	51,906	53,420	(2.8)%

Per common share:
Basic	$.79	$.81	(2.5)%
Diluted	.79	.80	(1.3)

Net Income

Net income for the three months ended March 31, 2019 decreased by 2.8% compared to the same period of 2018.  Net income for the three months ended March 31, 2019 was positively affected by an   increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio.  Interest expense increased for the three months ended March 31, 2019 and can be attributed primarily to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which have increased because of recent Federal Reserve Board actions to raise interest rates.  Net income for 2019 was negatively impacted by an increase in the provision for probable loan losses due to a specific reserve of $7.5 million, net of tax on a relationship secured by real property on which car dealerships are operated.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)
Interest Income:
Loans, including fees	$102,805	$87,833	17.0%
Investment securities:
Taxable	19,300	21,214	(9.0)
Tax-exempt	1,649	2,195	(24.9)
Other interest income	309	165	87.3

Total interest income	124,063	111,407	11.4

Interest expense:
Savings deposits	4,243	2,228	90.4
Time deposits	4,378	2,669	64.0
Securities sold under Repurchase agreements	589	1,023	(42.4)
Other borrowings	3,494	4,689	(25.5)
Junior subordinated interest deferrable debentures	1,950	1,526	27.8

Total interest expense	14,654	12,135	20.8

Net interest income	$109,409	$99,272	10.2%

The increase in net interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 can be attributed to increased levels of interest income arising from an increase in loans outstanding and a decrease in interest expense on securities sold under repurchase agreements.  The decrease in interest expense on securities sold under repurchase agreements can be attributed to the early termination of some of the long-term repurchase agreements by the lead Subsidiary Bank in prior periods.  Interest expense on other borrowings consists of interest expense on FHLB borrowings and has steadily increased in line with increases in market interest rates as a result of Federal Reserve Board actions.  Interest expense on savings and time deposits for the same periods also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve.  Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed.  As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis.  A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period.  Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets.  A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities.  Conversely, net interest income should contract somewhat in a period of falling interest rates.  Our management can quickly change our interest rate position at any given point in time as market conditions dictate.  Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure.  The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 40 for the March 31, 2019 gap analysis).  Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)

Service charges on deposit accounts	$17,260	$17,712	(2.6)%
Other service charges, commissions and fees
Banking	10,876	11,122	(2.2)
Non-banking	1,509	1,360	11.0
Investment securities transactions, net	(4)	—	100.0
Other investments, net	3,948	4,726	(16.5)
Other income	2,540	4,055	(37.4)
Total non-interest income	$36,129	$38,975	(7.3)%

Total non-interest income decreased 7.3%  for the three months ended March 31, 2019 compared to the same periods of 2018 due to non-recurring events that occurred in 2018.  Other income for the three months ended March 31, 2018 was positively impacted by our share of income from a real estate development partnership in which it holds a majority interest.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)

Employee compensation and benefits	$36,409	$34,618	5.2%
Occupancy	6,377	6,075	5.0
Depreciation of bank premises and equipment	6,981	6,273	11.3
Professional fees	3,592	2,572	39.7
Deposit insurance assessments	783	1,000	(21.7)
Net expense, other real estate owned	995	(271)	(467.2)
Advertising	2,082	1,839	13.2
Software and software maintenance	4,497	4,072	10.4
Other	11,235	12,731	(11.8)

Total non-interest expense	$72,951	$68,909	5.9%

Non-interest expense increased 5.9% for the three months ended March 31, 2019 compared to the same period of 2018.  Non-interest expense for the three months ended March 31, 2019 was negatively impacted by an increase in the net cost of operations on other real estate owned due to an increase in the specific reserve on a property as part of the re-evaluation of the carrying value of said property.  Non-interest expense for the three months ended March 31, 2019 was also negatively impacted by an increase in costs on our compensation and benefit plans as a result of our continued review of the programs and increases, when necessary to fairly compensate our staff based on their performance and remain competitive.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses increased 9.2% to $67,030,000 at March 31, 2019 from $61,384,000 at December 31, 2018.  The provision for probable loan losses charged to expense increased 346.5% for the three months ended March 31, 2019 to $7,420,000,  compared to $1,662,000 for the same period of 2018.  The increase in provision for probable loan losses charged to expense for the three months ended March 31, 2019 can be attributed to a specific reserve on a relationship that is secured by multiple pieces of real property on which car dealerships are operated.  The deterioration was triggered by significant fraud by a high level insider of the car dealerships resulting in the dealerships unexpectedly filing for bankruptcy and creating a potential exposure since the source of repayment from the borrower were the operations of the car dealerships.  The relationship further deteriorated in the first quarter of 2019 after the sponsor of the court approved debtor in possession plan discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest.  Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to a potential exposure for probable loss.  In light of the new circumstances and management’s evaluation of the relationship, the decision was made to place the relationship on impaired, non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million.  The impact of the specific reserve on the provision for probable loan loss charged to expense is not fully demonstrated in the charge for the quarter because we use a three year historical charge-off experience in the calculation, and, as large charge-offs in prior periods are eliminated from the calculation, the allowance for probable loan losses is impacted.  As fluctuations occur in historical loss factors, management evaluates the need to adjust the qualitative factors used in the calculation to properly reflect probable loan losses.The allowance for probable loan losses was 1.00% and .94% of total loans at March 31, 2019 and December 31, 2018, respectively.

Investment Securities

Residential mortgage-backed debt securities are securities primarily issued by Freddie Mac, Fannie Mae, or Ginnie Mae.  Investments in debt residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government.  Investments in debt residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, we believe that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities.

Loans

Net loans increased by 2.2% to $6,640,313,000 at March 31, 2019, from $6,499,905,000 at December 31, 2018.

Deposits

Deposits increased by 2.3% to $8,895,930,000 at March 31, 2019, compared to $8,696,545,000 at December 31, 2018.  Although deposits at March 31, 2019 increased from December 31, 2018, and we have experienced some growth in deposits over the last few years, we are still experiencing a substantial amount of competition for deposits at higher than market rates.  As a result, we have attempted to maintain certain deposit relationships but have allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On March 31, 2019,  we had $12,027,703,000 of consolidated assets, of which approximately $144,589,000, or 1.2%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $150,517,000, or 1.3%, at December 31, 2018.  Of the $144,589,000, 83.9% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 15.7% is secured by foreign real estate or other assets; and 0.4% is unsecured.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles in the preparation of our consolidated financial statements.  The significant accounting policies are described in the notes to the consolidated financial statements.  Certain accounting policies involve significant subjective judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.

We consider our allowance for probable loan losses as a policy critical to the sound operations of the Subsidiary Banks.  The allowance for probable loan losses primarily consists of the aggregate loan loss allowances of the Subsidiary Banks.  The allowances are established through charges to operations in the form of provisions for probable loan losses.  Loan losses or recoveries are charged or credited directly to the allowances.  The allowance for probable loan losses of each Subsidiary Bank is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.  The allowance is derived from the following elements:  (i) allowances established on specific impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates; (ii) allowances based on actual historical loss experience for similar types of loans in our loan portfolio; and (iii) allowances based on general economic conditions, changes in the mix of loans, company resources, border risk and credit quality indicators, among other things.  See also discussion regarding the allowance for probable loan losses and provision for probable loan losses included in the results of operations and “Provision and Allowance for Probable Loan Losses” included in Notes 1 and 4 of the notes to Consolidated Financial Statements in our latest Annual Report on Form 10-K for further information regarding our provision and allowance for probable loan losses policy.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise.  Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets.  Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities.  Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks.  Other important funding sources for our Subsidiary Banks during 2019 and 2018 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution.  The borrowings from FHLB are primarily short-term in nature and are renewed at maturity.  Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs.  In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available-for-sale securities.  We maintain a sizable, high quality investment portfolio to provide significant liquidity.  These securities can be sold, or sold under agreements to repurchase, to provide immediate liquidity.  We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders.  At March 31, 2019, shareholders’ equity was $1,984,704,000 compared to $1,939,582,000 at December 31, 2018.  The increase in shareholders’ equity can be primarily attributed to the retention of earnings.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  Management believes, as of March 31, 2019, that we and each of our Subsidiary Banks meet all fully phased-in capital adequacy requirements.

On November 21, 2017, the Office of the Comptroller of the Currency (“OCC”), the FRB and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules.  Effective January 1, 2018, the rule also pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests.  The agencies are also considering whether to make adjustments to the capital rules in response to CECL (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital.

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

In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of Accounting Standards Update (“ASU”) 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” as amended, on January 1, 2020.

On May 24, 2018, the EGRRCPA was enacted and, among other things, it includes a simplified capital rule change which effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision. Some of the Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the Federal Reserve’s Small Bank Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies. On August 28, 2018, the Federal Reserve issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to the risk-based capital rules of Basel III (e.g., 150%), certain commercial real estate loans that were formally classified as high volatility commercial real estate 31 (“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction (“ADC”) loans will generally be subject to heightened risk weights, certain exceptions will apply. On September 18, 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

We had a CET1 to risk-weighted assets ratio of 18.17% on March 31, 2019 and 17.55% on December 31, 2018.  We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.06% and 15.87%, risk-weighted Tier 1 capital ratio of 19.71% and 19.06% and risk-weighted total capital ratio of 20.46% and 19.74% at March 31, 2019 and December 31, 2018, respectively.  Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings.  We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital.  CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.  Tier 1 capital includes CET1 capital and additional Tier 1 capital.  Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis.  Any amount that exceeds the 25% threshold qualifies as Tier 2 capital.  As of March 31, 2019, the total of $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.  We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2019, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

 We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate.  The net-interest rate sensitivity as of March 31, 2019 is illustrated in the table entitled “Interest Rate Sensitivity,” below.  This information reflects the balances of assets and liabilities for which rates are subject to change.  A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position.  Any excess of assets or liabilities results in an interest rate sensitivity gap.

We undertake an interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions.  However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.  As indicated in the table, we are asset sensitive in both the short and long term scenarios.  Our Asset and Liability Committee semi-annually reviews the consolidated position along with simulation and duration models, and makes adjustments as needed to control our interest rate risk position.  We use modeling of future events as a primary tool for monitoring interest rate risk.

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2019	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$181,003	$595,622	$2,494,880	$147,058	$3,418,563
Loans, net of non-accruals	5,179,902	226,685	138,323	1,114,405	6,659,315

Total earning assets	$5,360,905	$822,307	$2,633,203	$1,261,463	$10,077,878

Cumulative earning assets	$5,360,905	$6,183,212	$8,816,415	$10,077,878

Rate sensitive liabilities

Time deposits	$843,272	$985,127	$161,954	$109	$1,990,462
Other interest bearing deposits	3,346,749	—	—	—	3,346,749
Securities sold under repurchase agreements	278,630	—	—	—	278,630
Other borrowed funds	74,250	—	—	436,645	510,895
Junior subordinated deferrable interest debentures	160,416	—	—	—	160,416

Total interest bearing liabilities	$4,703,317	$985,127	$161,954	$436,754	$6,287,152

Cumulative sensitive liabilities	$4,703,317	$5,688,444	$5,850,398	$6,287,152

Repricing gap	$657,588	$(162,820)	$2,471,249	$824,709	$3,790,726
Cumulative repricing gap	657,588	494,768	2,966,017	3,790,726
Ratio of interest-sensitive assets to liabilities	1.14	0.83	16.26	2.89	1.60
Ratio of cumulative, interest-sensitive assets to liabilities	1.14	1.09	1.51	1.60

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2019, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of our 2018 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within specified time periods.  As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)).  Based on the evaluation, which disclosed no material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings that are in various stages of litigation.  We have determined, based on discussions with our counsel that any material loss in any current legal proceedings, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations.  However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re‑established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months.  Annually since then, including on March 11, 2019, the Board of Directors extended the repurchase program and this year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing again on April 9, 2019. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2019, the Board of Directors adopted a Rule 10b5‑1 trading plan, and intends to adopt additional Rule 10b5‑1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5‑1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 6, 2019, a total of 9,801,561 shares had been repurchased under all programs at a cost of $311,359,000 We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors.  The following table includes information about common stock share repurchases for the quarter ended March 31, 2019.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2019	—	$—	—	$20,957,000
February 1 – February 28, 2019	106	40.29	—	20,953,000
March 1 – March 31, 2019	1,199	41.07	—	20,904,000
Total	1,305	$41.01	—

(1)	The repurchase program was extended and increased on March 11, 2019 and allows for the purchase of up to an additional $50,000,000 of common stock through April 9, 2020.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings for the three months ended March  31, 2019 and 2018; (ii) the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018; and (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 9, 2019	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 9, 2019	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer