Form 10-Q
period 2019-09-30
INTERNATIONAL BANCSHARES CORP
filed 2019-11-06
CIK 315709

bv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	65,195,349 shares outstanding at November 1, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$286,519	$316,797
Investment securities:
Held to maturity debt securities (Market value of $2,400 on September 30, 2019 and 1,200 on December 31, 2018)	2,400	1,200
Available for sale debt securities (Amortized cost of $3,187,248 on September 30, 2019 and $3,481,165 on December 31, 2018)	3,192,872	3,411,350
Equity securities with readily determinable fair values	6,172	5,937
Total investment securities	3,201,444	3,418,487
Loans	6,895,142	6,561,289
Less allowance for probable loan losses	(59,860)	(61,384)
Net loans	6,835,282	6,499,905
Bank premises and equipment, net	507,945	506,899
Accrued interest receivable	35,359	36,803
Other investments	307,010	337,507
Cash surrender value of life insurance policies	287,871	282,646
Goodwill	282,532	282,532
Other assets	222,073	190,376
Total assets	$11,966,035	$11,871,952

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2019	2018
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,575,930	$3,454,840
Savings and interest bearing demand	3,254,762	3,268,237
Time	1,981,369	1,973,468
Total deposits	8,812,061	8,696,545
Securities sold under repurchase agreements	289,334	229,989
Other borrowed funds	456,556	705,665
Junior subordinated deferrable interest debentures	134,642	160,416
Other liabilities	205,518	139,755
Total liabilities	9,898,111	9,932,370
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,191,692 shares on September 30, 2019 and 96,104,029 shares on December 31, 2018	96,192	96,104
Surplus	147,456	145,283
Retained earnings	2,148,835	2,064,134
Accumulated other comprehensive income (loss)	4,563	(54,634)
	2,397,046	2,250,887
Less cost of shares in treasury, 31,014,374 shares on September 30, 2019 and 30,494,143 on December 31, 2018	(329,122)	(311,305)
Total shareholders’ equity	2,067,924	1,939,582
Total liabilities and shareholders’ equity	$11,966,035	$11,871,952

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$104,688	$95,828	$313,057	$275,744
Investment securities:
Taxable	18,040	20,213	56,942	62,121
Tax-exempt	1,019	1,981	4,045	6,263
Other interest income	372	352	998	719
Total interest income	124,119	118,374	375,042	344,847

Interest expense:
Savings deposits	4,023	3,353	12,515	8,872
Time deposits	5,680	3,493	15,102	9,172
Securities sold under repurchase agreements	640	468	1,820	1,839
Other borrowings	3,144	4,358	10,151	13,426
Junior subordinated deferrable interest debentures	1,414	1,828	5,045	5,119

Total interest expense	14,901	13,500	44,633	38,428

Net interest income	109,218	104,874	330,409	306,419

Provision for probable loan losses	5,278	4,280	15,363	3,212

Net interest income after provision for probable loan losses	103,940	100,594	315,046	303,207

Non-interest income:
Service charges on deposit accounts	18,723	18,391	53,593	53,658
Other service charges, commissions and fees
Banking	14,708	13,100	37,348	35,374
Non-banking	2,015	1,885	5,762	5,273
Investment securities transactions, net	(2)	(141)	(12)	(141)
Other investments, net	2,440	5,625	4,685	16,192
Other income	4,813	3,643	11,866	13,425

Total non-interest income	$42,697	$42,503	$113,242	$123,781

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-interest expense:
Employee compensation and benefits	$37,038	$35,360	$110,693	$104,670
Occupancy	7,294	6,839	20,251	20,077
Depreciation of bank premises and equipment	7,127	6,460	21,140	19,097
Professional fees	4,744	4,063	12,081	10,010
Deposit insurance assessments	829	928	2,471	2,902
Net expense, other real estate owned	1,578	911	3,776	3,289
Advertising	1,987	2,020	6,150	5,667
Software and software maintenance	4,691	4,481	14,191	12,943
Other	15,778	17,005	42,877	48,922

Total non-interest expense	81,066	78,067	233,630	227,577

Income before income taxes	65,571	65,030	194,658	199,411

Provision for income taxes	14,127	13,935	41,288	42,009

Net income	$51,444	$51,095	$153,370	$157,402

Basic earnings per common share:

Weighted average number of shares outstanding	65,449,159	66,136,091	65,571,124	66,114,482
Net income	$0.79	$.77	$2.34	$2.38

Fully diluted earnings per common share:

Weighted average number of shares outstanding	65,636,116	66,423,209	65,777,552	66,739,899
Net income	$0.78	$.77	$2.33	$2.36

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$51,444	$51,095	$153,370	$157,402
Other comprehensive income, net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $2,343, $(4,193), $15,733, and $(17,787))	8,813	(15,772)	59,188	(66,912)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, $30, $3 and $30)	2	111	9	111
	8,815	(15,661)	59,197	(66,801)

Comprehensive income	$60,259	$35,434	$212,567	$90,601

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended September 30, 2019 and 2018

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2019	96,151	$96,151	$146,614	$2,133,239	$(4,252)	$(311,433)	$2,060,319
Net Income	—	—	—	51,444	—	—	51,444
Dividends:
Payable ($.55 per share)	—	—	—	(35,848)	—	—	(35,848)
Purchase of treasury (516,973 shares)	—	—	—	—	—	(17,689)	(17,689)
Exercise of stock options	41	41	602	—	—	—	643
Stock compensation expense recognized in earnings	—	—	240	—	—	—	240
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	8,815	—	8,815
Balance at September 30, 2019	96,192	$96,192	$147,456	$2,148,835	$4,563	$(329,122)	$2,067,924

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2018	96,066	$96,066	$173,057	$1,982,464	$(79,537)	$(292,320)	$1,879,730
Net income	—	—	—	51,095	—	—	51,095
Dividends:
Payable ($.42 per share)	—	—	—	(27,783)	—	—	(27,783)
Exercise of stock options	17	17	323	—	—	—	340
Stock compensation expense recognized in earnings	—	—	285	—	—	—	285
Repurchase of outstanding warrant	—	—	(29,005)	—	—	—	(29,005)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(170)	170	—	—
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(15,817)	—	(15,817)
Balance at September 30, 2018	96,083	$96,083	$144,660	$2,005,606	$(95,184)	$(292,320)	$1,858,845

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months ended September 30, 2019 and 2018

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	96,104	$96,104	$145,283	$2,064,134	$(54,634)	$(311,305)	$1,939,582
Net Income	—	—	—	153,370	—	—	153,370
Dividends:
Cash ($1.05 per share)	—	—	—	(68,669)	—	—	(68,669)
Purchase of treasury (3,258 shares)	—	—	—	—	—	(17,817)	(17,817)
Exercise of stock options	88	88	1,429	—	—	—	1,517
Stock compensation expense recognized in earnings	—	—	744	—	—	—	744
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	59,197	—	59,197
Balance at September 30, 2019	96,192	$96,192	$147,456	$2,148,835	$4,563	$(329,122)	$2,067,924

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2017	96,019	$96,019	$171,816	$1,891,805	$(28,397)	$(292,263)	$1,838,980
Net Income	—	—	—	157,402	—	—	157,402
Dividends:
Cash ($.75 per share)	—	—	—	(49,598)	—	—	(49,598)
Purchase of treasury (1,298 shares)	—	—	—	—	—	(57)	(57)
Exercise of stock options	64	64	1,094	—	—	—	1,158
Stock compensation expense recognized in earnings	—	—	755	—	—	—	755
Repurchase of outstanding warrant	—	—	(29,005)	—	—	—	(29,005)
Cumulative adjustment for adoption of new accounting standards	—	—	—	5,997	(5,997)	—	—
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(60,790)	—	(60,790)
Balance at September 30, 2018	96,083	$96,083	$144,660	$2,005,606	$(95,184)	$(292,320)	$1,858,845

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:

Net income	$153,370	$157,402

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for probable loan losses	15,363	3,212
Specific reserve, other real estate owned	154	3,033
Depreciation of bank premises and equipment	21,140	19,097
Gain on sale of bank premises and equipment	(207)	(293)
Gain on sale of other real estate owned	(1,246)	(1,317)
Accretion of investment securities discounts	(311)	(209)
Amortization of investment securities premiums	13,678	15,620
Investment securities transactions, net	12	141
Unrealized (gain) loss on equity securities with readily determinable fair values	(235)	312
Stock based compensation expense	744	755
Earnings from affiliates and other investments	(2,869)	(12,247)
Deferred tax expense	330	1,373
Decrease in accrued interest receivable	1,444	65
Increase in other assets	(17,430)	(48,747)
Net increase in other liabilities	27,250	40,533

Net cash provided by operating activities	211,187	178,730

Investing activities:

Proceeds from maturities of securities	—	1,075
Proceeds from sales and calls of available for sale securities	92,980	37,675
Proceeds from sales of equity securities with readily determinable fair values	—	21,607
Purchases of available for sale securities	(380,095)	(47,346)
Principal collected on mortgage backed securities	566,455	529,956
Net increase in loans	(372,121)	(168,823)
Purchases of other investments	(33,940)	(34,914)
Distributions from other investments	52,693	2,894
Purchases of bank premises and equipment	(23,809)	(16,256)
Proceeds from sales of bank premises and equipment	1,830	1,413
Proceeds from sales of other real estate owned	3,685	3,633

Net cash (used in) provided by investing activities	$(92,322)	$330,914

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2019	2018
Financing activities:

Net increase in non-interest bearing demand deposits	$121,090	$188,518
Net decrease in savings and interest bearing demand deposits	(13,475)	(13,938)
Net increase (decrease) in time deposits	7,901	(73,871)
Net increase (decrease) in securities sold under repurchase agreements	59,345	(20,002)
Net decrease in other borrowed funds	(249,109)	(520,325)
Redemption of long-term debt	(25,774)	—
Repurchase of outstanding common stock warrant	—	(29,005)
Purchase of treasury stock	(17,817)	(57)
Proceeds from stock transactions	1,517	1,158
Payments of cash dividends - common	(32,821)	(21,815)

Net cash used in financing activities	(149,143)	(489,337)

(Decrease) increase in cash and cash equivalents	(30,278)	20,307

Cash and cash equivalents at beginning of period	316,797	265,357

Cash and cash equivalents at end of period	$286,519	$285,664

Supplemental cash flow information:
Interest paid	$43,262	$37,051
Income taxes paid	38,591	39,715
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$21,381	$31,609
Dividends declared, not yet paid on common stock	35,848	27,784
Establishment of lease liability and right-of-use asset	6,171	—

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation. Effective January 1, 2019, we dissolved one of our non-bank subsidiaries, IBC Subsidiary Corporation, a second-tier bank holding company incorporated in the State of Delaware. All significant inter-company balances and transactions have been eliminated in consolidation. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

On January 1, 2019, we adopted the provisions of ASU 2016-02, “Leases.” ASU 2016-02 amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining mainly unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is to be applied on a modified retrospective basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. In January 2018, the FASB issued a proposal that provides an additional transition method that would allow entities to not apply the guidance in the update in the comparative periods presented in the consolidated financial statements, but instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of our business model, we primarily own all property we occupy, with the exception of certain branches operating in grocery stores or shopping centers and certain ATM locations that were classified as operating leases under previous guidance.

The adoption of the standard did not have a significant impact on our consolidated financial statements. As of the date of adoption, we recorded a right of use asset and a lease liability of approximately $6.4 million. The right of use asset and lease liability are included in other assets and other liabilities, respectively, on our consolidated statement of condition. Amortization of the right of use asset for the three and nine months ended September 30, 2019 was approximately $267,000 and $726,000, respectively, and is included as a part of occupancy expense in our consolidated income statement.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses.” The update amends existing standards for accounting for credit losses for financial assets. The update requires that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The update also expands the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets. The update also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The impact of the adoption of the standard is to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The accounting standard will be effective for us on January 1, 2020. We continue to evaluate the impact the adoption of the update will have on us and do not have a current estimate, however, we do expect that that final impact of the adoption could be significantly impacted by a change in the mix of loans, characteristics and quality of our loan portfolio at the end of the year as well the economic conditions and forecasts at the time of adoption. The task force formed last year, which includes key members of the teams that work with the current calculation of the allowance for probable loan losses with members representing the corporate accounting and risk management areas has continued to work with the implementation of the update. Initial implementation activities and decisions have been reached around key data needed for the new calculation including portfolio segmentation. Validation of our primary model/tool is substantially completed and ongoing activities around forecasting models and documentation of the process will continue during the fourth quarter of 2019.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2019 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,097,409	$—	$3,097,409	$—
States and political subdivisions	95,462	—	95,462	—
Equity Securities	6,172	6,172	—	—
	$3,199,043	$6,172	$3,192,871	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2019 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		(in thousands)
		Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	September 30,	Assets	Inputs	Inputs	During
	2019	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$914	$—	$—	$914	$189
Other real estate owned	27,376	—	—	27,376	154
Equity investments without readily determinable fair values	28,166	—	—	28,166	4,775

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

Our assets measured at fair value on a non-recurring basis are limited to impaired loans, other real estate owned, and an equity investment without a readily determinable fair value. The determination of the fair value of the equity investment without a readily determinable fair value is based on the estimated value to be received upon the sale of the investment, which is expected to occur at the end of 2019. Impaired loans are classified within Level 3 of the valuation hierarchy. The fair value of impaired loans is derived in accordance with FASB ASC 310, “Receivables”. Impaired loans are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the impaired loan to fair value is done through a specific valuation allowance included in the allowance for probable loan losses. The fair value of impaired loans is based on the fair value of the collateral, as determined through either an appraisal or evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of September 30, 2019, we had $10,666,000 of impaired commercial collateral dependent loans, of which $7,184,000 had an appraisal performed within the immediately preceding twelve months, and of which $1,490,000 had an evaluation performed within the immediately preceding twelve months. As of December 31, 2018, we had approximately $14,306,000 of impaired commercial collateral dependent loans, of which $10,911,000 had an appraisal performed within the immediately preceding twelve months and of which $0 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for probable loan losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three and nine months ended September 30, 2019 and the twelve months ended December 31, 2018, we recorded $33,000, $9,533,000, and $170,000, respectively, in charges to the allowance for probable loan losses in connection with loans transferred to other real estate owned. The $9,500,000 charge recorded in the second quarter of 2019 is related to the deterioration on one loan relationship discussed further in Note 4 – Allowance for Loan Losses. For the three and nine months ended September 30, 2019 and the twelve months ended December 31, 2018, we recorded $66,000, $154,000, and $3,071,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at September 30, 2019 and December 31, 2018 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At September 30, 2019 and December 31, 2018, the carrying amount of fixed-rate performing loans was $1,522,399,000 and $1,515,437,000, respectively, and the estimated fair value was $1,503,049,000 and $1,469,231,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2019 and December 31, 2018. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At September 30, 2019 and December 31, 2018, the carrying amount of time deposits was $1,981,369,000 and $1,973,468,000, respectively, and the estimated fair value was $1,981,073,000 and $1,976,156,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include short- and long-term maturities. Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at September 30, 2019 and December 31, 2018.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2019 and December 31, 2018.

Other Borrowed Funds

We currently have short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at September 30, 2019 and December 31, 2018. The long-term borrowings outstanding at September 30, 2019 and December 31, 2018 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At September 30, 2019 and December 31, 2018, the carrying amount of the fixed rate long-term FHLB borrowings was $436,556,000 and $436,690,000, respectively, and the estimated fair value was $463,409,000 and $436,238,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,504,936	$3,305,124
Real estate - mortgage	1,151,764	1,173,101
Real estate - construction	2,044,410	1,886,231
Consumer	47,072	46,316
Foreign	146,960	150,517
Total loans	$6,895,142	$6,561,289

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

A summary of the transactions in the allowance for probable loan losses by loan class is as follows:

	Three Months Ended September 30, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$11,780	$15,273	$17,029	$1,849	$3,627	$7,312	$488	$845	$58,203
Losses charged to allowance	(3,231)	—	(468)	—	(164)	(214)	(216)	—	(4,293)
Recoveries credited to allowance	585	4	10	—	3	65	5	—	672
Net (losses) recoveries charged to allowance	(2,646)	4	(458)	—	(161)	(149)	(211)	—	(3,621)

Provision charged to operations	1,837	1,573	230	350	263	852	199	(26)	5,278

Balance at September 30,	$10,971	$16,850	$16,801	$2,199	$3,729	$8,015	$476	$819	$59,860

	Three Months Ended September 30, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at June 30,	$16,596	$14,703	$18,296	$1,574	$3,591	$6,793	$450	$850	$62,853
Losses charged to allowance	(6,798)	—	—	—	(74)	(133)	(80)	(3)	(7,088)
Recoveries credited to allowance	489	4	19	—	23	53	12	9	609
Net (losses) recoveries charged to allowance	(6,309)	4	19	—	(51)	(80)	(68)	6	(6,479)

Provision charged to operations	3,039	397	1,050	(138)	(354)	194	57	35	4,280

Balance at September 30,	$13,326	$15,104	$19,365	$1,436	$3,186	$6,907	$439	$891	$60,654

	Nine Months Ended September 30, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$12,596	$15,123	$19,353	$1,808	$3,467	$7,719	$447	$871	$61,384
Losses charged to allowance	(11,011)	—	(7,347)	—	(166)	(314)	(334)	—	(19,172)
Recoveries credited to allowance	1,631	80	308	—	14	222	30	—	2,285
Net (losses) recoveries charged to allowance	(9,380)	80	(7,039)	—	(152)	(92)	(304)	—	(16,887)

Provision charged to operations	7,755	1,647	4,487	391	414	388	333	(52)	15,363

Balance at September 30,	$10,971	$16,850	$16,801	$2,199	$3,729	$8,015	$476	$819	$59,860

	Nine Months Ended September 30, 2018
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$27,905	$11,675	$16,663	$1,109	$2,950	$6,103	$440	$842	$67,687
Losses charged to allowance	(11,798)	(1)	(70)	—	(118)	(172)	(262)	(3)	(12,424)
Recoveries credited to allowance	1,520	8	229	—	25	348	39	10	2,179
Net (losses) recoveries charged to allowance	(10,278)	7	159	—	(93)	176	(223)	7	(10,245)

Provision charged to operations	(4,301)	3,422	2,543	327	329	628	222	42	3,212

Balance at September 30,	$13,326	$15,104	$19,365	$1,436	$3,186	$6,907	$439	$891	$60,654

The allowance for probable loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable loan losses when evaluating loans individually or collectively. The increase in provision for probable loan losses charged to expense and charge offs charged to the allowance for probable loan losses for the nine months ended September 30, 2019 can be primarily attributed to a relationship that is secured by multiple pieces of real property on which car dealerships are operated. The relationship began deteriorating in the fourth quarter of 2018, triggered by significant fraud by a high level insider of the car dealership resulting in the dealerships unexpectedly filing for bankruptcy and creating an exposure for potential loss since the operations of the dealerships were the source of repayment from the borrower. The relationship further deteriorated in the first quarter of 2019 after the sponsor of the court approved debtor in possession plan discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest. Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to the potential exposure for probable loss. During the first quarter of 2019, in light of the circumstances and management’s evaluation of the relationship, the decision was made to place the relationship on impaired, non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million. During the second quarter of 2019, management continued to evaluate the relationship and decided to foreclose on the underlying real estate collateral, resulting in a charge off of approximately $9,500,000, reflected in the tables above as part of the Commercial and Commercial Real Estate: Farmland and Commercial categories.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$7,412	$395	$1,288,324	$10,576
Commercial real estate: other construction & land development	1,794	116	2,042,616	16,734
Commercial real estate: farmland & commercial	1,740	—	1,965,371	16,801
Commercial real estate: multifamily	649	—	241,440	2,199
Residential: first lien	6,286	—	432,186	3,729
Residential: junior lien	704	—	712,588	8,015
Consumer	1,131	—	45,941	476
Foreign	273	—	146,687	819

Total	$19,989	$511	$6,875,153	$59,349

	December 31, 2018
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$9,179	$656	$1,119,790	$11,940
Commercial real estate: other construction & land development	2,092	116	1,884,139	15,007
Commercial real estate: farmland & commercial	3,509	—	1,946,389	19,353
Commercial real estate: multifamily	507	—	225,750	1,808
Residential: first lien	6,244	—	439,556	3,467
Residential: junior lien	901	—	726,400	7,719
Consumer	1,175	—	45,141	447
Foreign	293	—	150,224	871

Total	$23,900	$772	$6,537,389	$60,612

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Domestic
Commercial	$7,379	$9,143
Commercial real estate: other construction & land development	1,794	2,092
Commercial real estate: farmland & commercial	1,740	3,509
Commercial real estate: multifamily	649	507
Residential: first lien	583	347
Residential: junior lien	—	171
Consumer	5	22
Total non-accrual loans	$12,150	$15,791

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

The following tables detail key information regarding our impaired loans by loan class at September 30, 2019 and December 31, 2018:

	September 30, 2019
				Quarter to Date		Year to Date
		Unpaid		Average		Average
	Recorded	Principal	Related	Recorded	Interest	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$598	$621	$395	$602	$—	$616	$—
Commercial real estate: other construction & land development	128	169	116	129	—	132	—
Total impaired loans with related allowance	$726	$790	$511	$731	$—	$748	$—

	September 30, 2019
			Quarter to Date		Year to Date
		Unpaid	Average		Average
	Recorded	Principal	Recorded	Interest	Recorded	Interest
	Investment	Balance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$6,814	$6,963	$8,002	$1	$17,945	$2
Commercial real estate: other construction & land development	1,666	1,953	1,674	—	1,767	—
Commercial real estate: farmland & commercial	1,740	2,368	3,222	—	22,389	—
Commercial real estate: multifamily	649	684	653	—	656	—
Residential: first lien	6,286	6,400	6,427	78	6,698	231
Residential: junior lien	704	708	914	10	1,028	32
Consumer	1,131	1,131	1,131	—	1,088	—
Foreign	273	273	274	3	281	9
Total impaired loans with no related allowance	$19,263	$20,480	$22,297	$92	$51,852	$274

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,563	$2,161	$656	$1,741	$—
Commercial real estate: other construction & land development	135	169	116	141	—
Total impaired loans with related allowance	$1,698	$2,330	$772	$1,882	$—

	December 31, 2018
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$7,616	$7,730	$16,194	$3
Commercial real estate: other construction & land development	1,957	2,205	2,151	—
Commercial real estate: farmland & commercial	3,509	4,031	36,632	—
Commercial real estate: multifamily	507	538	565	—
Residential: first lien	6,244	6,386	7,136	305
Residential: junior lien	901	911	976	44
Consumer	1,175	1,190	1,211	2
Foreign	293	293	327	14
Total impaired loans with no related allowance	$22,202	$23,284	$65,192	$368

The following table details key information regarding our impaired loans by loan class at September 30, 2018:

	September 30, 2018
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,620	$—	$1,794	$—
Commercial real estate: other construction & land development	139	—	142	—
Total impaired loans with related allowance	$1,759	$—	$1,936	$—

	September 30, 2018
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$15,758	$—	$16,464	$2
Commercial real estate: other construction & land development	1,994	—	2,203	—
Commercial real estate: farmland & commercial	5,986	—	36,633	—
Commercial real estate: multifamily	590	—	575	—
Residential: first lien	6,362	76	6,929	228
Residential: junior lien	743	11	807	33
Consumer	1,187	1	1,192	2
Foreign	318	4	331	11
Total impaired loans with no related allowance	$32,938	$92	$65,134	$276

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

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Domestic
Commercial	$33	$35
Residential: first lien	5,703	5,947
Residential: junior lien	704	730
Consumer	1,126	1,153
Foreign	273	293

Total troubled debt restructuring	$7,839	$8,158

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the allowance for probable loan losses can be made only on a subjective basis. It is the judgment of our management that the allowance for probable loan losses at September 30, 2019 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2019 and December 31, 2018:

	September 30, 2019
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,493	$902	$7,408	$1,477	$11,803	$1,283,933	$1,295,736
Commercial real estate: other construction & land development	8,977	18,504	1,100	286	28,581	2,015,829	2,044,410
Commercial real estate: farmland & commercial	3,210	56,125	1,270	737	60,605	1,906,506	1,967,111
Commercial real estate: multifamily	24	290	1,265	764	1,579	240,510	242,089
Residential: first lien	2,961	1,169	3,303	2,930	7,433	431,039	438,472
Residential: junior lien	1,316	305	1,216	1,216	2,837	710,455	713,292
Consumer	770	128	69	69	967	46,105	47,072
Foreign	2,119	490	147	147	2,756	144,204	146,960
Total past due loans	$22,870	$77,913	$15,778	$7,626	$116,561	$6,778,581	$6,895,142

	December 31, 2018
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,651	$1,089	$19,851	$10,890	$25,591	$1,103,378	$1,128,969
Commercial real estate: other construction & land development	727	1,707	922	16	3,356	1,882,875	1,886,231
Commercial real estate: farmland & commercial	2,928	784	27,239	24,910	30,951	1,918,947	1,949,898
Commercial real estate: multifamily	927	—	578	71	1,505	224,752	226,257
Residential: first lien	3,998	1,677	3,362	3,079	9,037	436,763	445,800
Residential: junior lien	1,155	618	1,108	937	2,881	724,420	727,301
Consumer	486	19	45	32	550	45,766	46,316
Foreign	1,106	117	739	739	1,962	148,555	150,517
Total past due loans	$15,978	$6,011	$53,844	$40,674	$75,833	$6,485,456	$6,561,289

The increase in loans past due 60 – 89 days at September 30, 2019 compared to December 31, 2018 can be primarily attributed to a loan relationship secured by real property on which a commercial office building is being constructed and a relationship secured by real estate on which private education centers are operated. The decrease in the 90 days or greater and still accruing loans at September 30, 2019 compared to December 31, 2018 can be primarily attributed to the previously discussed relationship secured by real property on which car dealerships are operated and the foreclosure of the underlying real estate assets securing the relationship in the second quarter of 2019.

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

A summary of the loan portfolio by credit quality indicator by loan class at September 30, 2019 and December 31, 2018 is as follows:

		September 30, 2019
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$1,228,895	$19	$957	$58,453	$7,412
Commercial real estate: other construction & land development	1,948,752	—	37,566	56,298	1,794
Commercial real estate: farmland & commercial	1,771,180	7,975	34,067	152,149	1,740
Commercial real estate: multifamily	240,535	—	—	905	649
Residential: first lien	430,825	—	143	1,218	6,286
Residential: junior lien	711,747	—	841	—	704
Consumer	45,941	—	—	—	1,131
Foreign	146,550	—	—	137	273
Total	$6,524,425	$7,994	$73,574	$269,160	$19,989

		December 31, 2018
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$998,625	$441	$44,544	$76,180	$9,179
Commercial real estate: other construction & land development	1,817,098	1,648	9,055	56,338	2,092
Commercial real estate: farmland & commercial	1,726,711	62,046	38,373	119,259	3,509
Commercial real estate: multifamily	224,823	—	—	927	507
Residential: first lien	438,773	—	142	641	6,244
Residential: junior lien	725,538	—	862	—	901
Consumer	45,141	—	—	—	1,175
Foreign	150,224	—	—	—	293
Total	$6,126,933	$64,135	$92,976	$253,345	$23,900

The decrease in Special Review credits at September 30, 2019 compared to December 31, 2018 can be primarily attributed to a relationship secured by real property on which education centers are operated being downgraded to Watch-List Substandard. The decrease in Watch List – Pass credits at September 30, 2019 from December 31, 2018 can be primarily attributed to the reclassification of a relationship secured by oil and gas properties to Pass offset by the addition of two relationships secured by real estate on which commercial buildings are being constructed. The increase in Watch List- Substandard credits at September 30, 2019 compared to December 31, 2018 can be primarily attributed to the previously mentioned relationship secured by real estate on which education centers are operated offset by the foreclosure of the underlying real estate assets in the previously discussed relationship on which car dealerships were operated and a pay down on a relationship secured primarily by aircraft.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2019, 27,276 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2018	788,977	$25.91
Plus: Options granted	16,500	35.34
Less:
Options exercised	87,663	17.30
Options expired	—	—
Options forfeited	34,576	26.95
Options outstanding at September 30, 2019	683,238	27.19	5.86	$7,809

Options fully vested and exercisable at September 30, 2019	322,772	$22.08	4.62	$5,339

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2019 is $240,000 and $744,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2018 was $285,000 and $755,000, respectively. As of September 30, 2019, there was approximately $2,158,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.9 years.

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

The amortized cost and estimated fair value by type of investment security at September 30, 2019 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,095,049	$19,558	$(17,197)	$3,097,410	$3,097,410
Obligations of states and political subdivisions	92,199	3,263	—	95,462	95,462
Total investment securities	$3,187,248	$22,821	$(17,197)	$3,192,872	$3,192,872
(1)	Included in the carrying value of residential mortgage-backed securities are $514,847 of mortgage-backed securities issued by Ginnie Mae and $2,582,563 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2018 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$1,200	$—	$—	$1,200	$1,200
Total investment securities	$1,200	$—	$—	$1,200	$1,200

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,295,366	$6,813	$(79,169)	$3,223,010	$3,223,010
Obligations of states and political subdivisions	185,799	2,646	(105)	188,340	188,340
Total investment securities	$3,481,165	$9,459	$(79,274)	$3,411,350	$3,411,350
(1)	Included in the carrying value of residential mortgage-backed securities are $501,293 of mortgage-backed securities issued by Ginnie Mae and $2,721,717 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,075	$1,075	$—	$—
Due after one year through five years	1,325	1,325	—	—
Due after five years through ten years	—	—	2,243	2,267
Due after ten years	—	—	89,956	93,195
Residential mortgage-backed securities	—	—	3,095,049	3,097,410
Total investment securities	$2,400	$2,400	$3,187,248	$3,192,872

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,143,623,000 and $1,142,310,000, respectively, at September 30, 2019.

Proceeds from the sale and calls of debt securities available-for-sale were $32,285,000 and $92,980,000 for the three and nine months ended September 30, 2019, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $1 and $4 and gross losses of $3 and $16 were realized on the sales and calls for the three and nine months ended September 30, 2019, respectively. Proceeds from the sale and call of debt securities available-for-sale were $19,530,000 and $37,675,000 for the three and nine months ended September 30, 2018, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $2 and $3 and gross losses of $0 and $0 were realized on the sales and calls for the three and nine months ended September 30, 2018, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2019, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$209,786	$(600)	$1,593,578	$(16,597)	$1,803,364	$(17,197)
	$209,786	$(600)	$1,593,578	$(16,597)	$1,803,364	$(17,197)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At September 30, 2019 and December 31, 2018, the balance in equity securities with readily determinable fair values recorded at fair value were $6,172,000 and $5,937,000, respectively. Prior to January 1, 2018, the equity securities were included in available-for-sale securities, with the related unrealized gain or loss recorded as a component of other comprehensive income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018:

Three Months Ended
September 30, 2019
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$45
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$45

Three Months Ended
September 30, 2018
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(62)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(771)

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$709

Nine Months Ended
September 30, 2019
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$235
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$235

Nine Months Ended
September 30, 2018
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(1,083)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(771)

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(312)

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At September 30, 2019, other borrowed funds totaled $456,556,000, a decrease of 35.3% from $705,665,000 at December 31, 2018. The decrease in borrowings can be primarily attributed to decreased liquidity needs to fund operations and loan activity.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of September 30, 2019, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of September 30, 2019 and December 31, 2018, the principal amount of Debentures outstanding totaled $134,642,000 and $160,416,000, respectively. On May 7, 2019, after receiving the required regulatory approvals, we redeemed the full $25,000,000 of Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VI.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2019 and December 31, 2018, the total $134,642,000 and $160,416,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2019:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	5.35%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.94%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	3.90%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.94%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	3.58%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.50 and $0.55 per share on April 15 and October 15, 2019 to record holders of our common stock on April 1 and September 30, 2019, respectively. We paid cash dividends of $0.33 and $0.42 per share on April 16 and October 16, 2018 to record holders of our common stock on April 2 and October 9, 2018, respectively.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 11, 2019, the Board of Directors extended the repurchase program and this year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing again on April 9, 2019. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the second quarter of 2019, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 1,

2019, a total of 10,320,487 shares had been repurchased under all programs at a cost of $329,122,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  We believe that as of September 30, 2019, we meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2019, our capital levels exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 17.98% on September 30, 2019 and 17.55% on December 31, 2018. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.06% and 15.87%, risk-weighted Tier 1 capital ratio of 19.20% and 19.06% and risk-weighted total capital ratio of 19.85% and 19.74% at September 30, 2019 and December 31, 2018, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2019, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2019, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our 2018 Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include, among others, the following possibilities:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and such customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, Fed or other sources in the future could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, the repeal of federal prohibitions on the payment of interest on demand deposits.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.
●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, renegotiation and recent changes made to the North American Free Trade Agreement, set to be replaced by the 2018 United States-Mexico-Canada Agreement or the possible imposition of tariffs on imported goods.
●	The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.

●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our loan loss allowance as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Political instability in the United States or Mexico.
●	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining required regulatory approvals.
●	The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank.
●	Our failure or circumvention of our internal controls and risk management, policies and procedures.

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 189 facilities and 285 ATMs, and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2019	December 31, 2018	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$11,966,035	$11,871,952	0.8%
Net loans	6,835,282	6,499,905	5.2
Deposits	8,812,061	8,696,545	1.3
Securities sold under repurchase agreements	289,334	229,989	25.8
Other borrowed funds	456,556	705,665	(35.3)
Junior subordinated deferrable interest debentures	134,642	160,416	(16.1)
Shareholders’ equity	2,067,924	1,939,582	6.6

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Interest income	$124,119	$118,374	4.9%	$375,042	$344,847	8.8%
Interest expense	14,901	13,500	10.4	44,633	38,428	16.1
Net interest income	109,218	104,874	4.1	330,409	306,419	7.8
Provision for probable loan losses	5,278	4,280	23.3	15,363	3,212	378.3
Non-interest income	42,697	42,503	0.5	113,242	123,781	(8.5)
Non-interest expense	81,066	78,067	3.8	233,630	227,577	2.7
Net income	51,444	51,095	0.7%	153,370	157,402	(2.6)%

Per common share:
Basic	$.79	$.77	2.6%	$2.34	$2.38	(1.7)%
Diluted	.78	.77	1.3	2.33	2.36	(1.3)

Net Income

Net income for the three and nine months ended September 30, 2019 increased by 0.7% and decreased by 2.6%, respectively, compared to the same periods of 2018. Net income for the three and nine months ended September 30, 2019 continues to be positively affected by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio. Interest expense increased for the three and nine months ended September 30, 2019 and can be primarily attributed to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which have increased because of recent Federal Reserve Board actions to raise interest rates. Net income for 2019 was negatively impacted by an increase in the provision for probable loan losses due to a charge-off of $7.5 million, net of tax, on a relationship that was secured by real property on which car dealerships are operated.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Interest Income:
Loans, including fees	$104,688	$95,828	9.2%	$313,057	$275,744	13.5%
Investment securities:
Taxable	18,040	20,213	(10.8)	56,942	62,121	(8.3)
Tax-exempt	1,019	1,981	(48.6)	4,045	6,263	(35.4)
Other interest income	372	352	5.7	998	719	38.8

Total interest income	124,119	118,374	4.9	375,042	344,847	8.8

Interest expense:
Savings deposits	4,023	3,353	20.0	12,515	8,872	41.1
Time deposits	5,680	3,493	62.6	15,102	9,172	64.7
Securities sold under Repurchase agreements	640	468	36.8	1,820	1,839	(1.0)
Other borrowings	3,144	4,358	(27.9)	10,151	13,426	(24.4)
Junior subordinated interest deferrable debentures	1,414	1,828	(22.6)	5,045	5,119	(1.4)

Total interest expense	14,901	13,500	10.4	44,633	38,428	16.1

Net interest income	$109,218	$104,874	4.1%	$330,409	$306,419	7.8%

The increase in net interest income for the three and nine months ended September 30, 2019 compared to the same period of 2018 can be primarily attributed to increased levels of interest income arising from an increase in loans outstanding. Interest expense on other borrowings consists of interest expense on FHLB borrowings and has decreased as the level of borrowings outstanding has decreased. Interest expense on savings and time deposits for the same periods also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 42 for the September 30, 2019 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)

Service charges on deposit accounts	$18,723	$18,391	1.8%	$53,593	$53,658	(0.1)%
Other service charges, commissions and fees
Banking	14,708	13,100	12.3	37,348	35,374	5.6
Non-banking	2,015	1,885	6.9	5,762	5,273	9.3
Investment securities transactions, net	(2)	(141)	(98.6)	(12)	(141)	(91.5)
Other investments, net	2,440	5,625	(56.6)	4,685	16,192	(71.1)
Other income	4,813	3,643	32.1	11,866	13,425	(11.6)
Total non-interest income	$42,697	$42,503	0.5%	$113,242	$123,781	(8.5)%

Total non-interest income for the three and nine months ended September 30, 2019 increased 0.5% and decreased 8.5%, respectively, compared to the same periods of 2018. Non-interest income from other investments in 2019 was primarily negatively impacted by the impairment of an equity investment of $3.7 million, net of tax as a result of a re-evaluation of the carrying value. Other income for the three and nine months ended September 30, 2018 was positively impacted by our share of income from a real estate development partnership in which it holds a majority interest.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)

Employee compensation and benefits	$37,038	$35,360	4.7%	$110,693	$104,670	5.8%
Occupancy	7,294	6,839	6.7	20,251	20,077	0.9
Depreciation of bank premises and equipment	7,127	6,460	10.3	21,140	19,097	10.7
Professional fees	4,744	4,063	16.8	12,081	10,010	20.7
Deposit insurance assessments	829	928	(10.7)	2,471	2,902	(14.9)
Net expense, other real estate owned	1,578	911	73.2	3,776	3,289	14.8
Advertising	1,987	2,020	(1.6)	6,150	5,667	8.5
Software and software maintenance	4,691	4,481	4.7	14,191	12,943	9.6
Other	15,778	17,005	(7.2)	42,877	48,922	(12.4)

Total non-interest expense	$81,066	$78,067	3.8%	$233,630	$227,577	2.7%

Non-interest expense for the three and nine months ended September 30, 2019 increased 3.8% and 2.7%, respectively, compared to the same period of 2018. Non-interest expense for the three and nine months ended September 30, 2019 was impacted by an increase in costs on our compensation and benefit plans as a result of our continued review of those plans and necessary increases, remain competitive and compensate our staff based on their performance, as well as an increase in depreciation expense as we continue to invest in our network infrastructure, equipment and facilities.

Financial Condition

Allowance for Probable Loan Losses

The allowance for probable loan losses decreased 2.5% to $59,860,000 at September 30, 2019 from $61,384,000 at December 31, 2018. The provision for probable loan losses charged to expense increased 23.3% and 378.3% for the three and nine months ended September 30, 2019 to $5,278,000 and $15,363,000, respectively, compared to $4,280,000 and $3,212,000 for the same periods of 2018. The increase in provision for probable loan losses charged to expense for 2019 can be primarily attributed to a specific reserve on a relationship that is secured by multiple pieces of real property on which car dealerships are operated. The relationship began deteriorating in the fourth quarter of 2018, triggered by significant fraud by a high level insider of the car dealerships resulting in the dealerships unexpectedly filing for bankruptcy and creating an exposure for potential loss since the operations of the car dealerships were the source of repayment from the borrower. The relationship further deteriorated in the first quarter of 2019 after the sponsor of the court approved debtor in possession plan discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest. Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to the potential exposure for probable loss. During the first quarter of 2019, in light of the circumstances and management’s evaluation of the relationship, the decision was made to place the relationship on impaired, non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million. During the second quarter of 2019, management continued to evaluate the relationship and decided to foreclose on the underlying real estate collateral. The allowance for probable loan losses was .87% and .94% of total loans at September 30, 2019 and December 31, 2018, respectively.

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

Loans

Net loans increased by 5.2% to $6,835,282,000 at September 30, 2019, from $6,499,905,000 at December 31, 2018.

Deposits

Deposits increased by 1.3% to $8,812,061,000 at September 30, 2019, compared to $8,696,545,000 at December 31, 2018. Although deposits at September 30, 2019 increased from December 31, 2018, and we have experienced some growth in deposits over the last few years, we are still experiencing a substantial amount of competition for deposits at higher than market rates. As a result, we have attempted to maintain certain deposit relationships but have allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On September 30, 2019, we had $11,966,034,000 of consolidated assets, of which approximately $146,960,000, or 1.2%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $150,517,000, or 1.3%, at December 31, 2018. Of the $146,960,000, 85.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 14.1% is secured by foreign real estate or other assets; and 0.1% is unsecured.

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

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At September 30, 2019, shareholders’ equity was $2,067,924,000 compared to $1,939,582,000 at December 31, 2018. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of dividends to shareholders’ and other comprehensive income.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  Management believes, as of September 30, 2019, that we and each of our Subsidiary Banks meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 17.98% on September 30, 2019 and 17.55% on December 31, 2018. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.06% and 15.87%, risk-weighted Tier 1 capital ratio of 19.20% and 19.06% and risk-weighted total capital ratio of 19.84% and 19.74% at September 30, 2019 and

December 31, 2018, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2019, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2019, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2019 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2019	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$266,667	$529,769	$2,309,545	$95,463	$3,201,444
Loans, net of non-accruals	5,389,563	237,427	125,747	1,130,255	6,882,992

Total earning assets	$5,656,230	$767,196	$2,435,292	$1,225,718	$10,084,436

Cumulative earning assets	$5,656,230	$6,423,426	$8,858,718	$10,084,436

Rate sensitive liabilities

Time deposits	$822,014	$995,981	$163,318	$56	$1,981,369
Other interest bearing deposits	3,254,762	—	—	—	3,254,762
Securities sold under repurchase agreements	289,334	—	—	—	289,334
Other borrowed funds	20,000	—	—	436,556	456,556
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$4,520,752	$995,981	$163,318	$436,612	$6,116,663

Cumulative sensitive liabilities	$4,520,752	$5,516,733	$5,680,051	$6,116,663

Repricing gap	$1,135,478	$(228,785)	$2,271,974	$789,106	$3,967,773
Cumulative repricing gap	1,135,478	906,693	3,178,667	3,967,773
Ratio of interest-sensitive assets to liabilities	1.25	0.77	14.91	2.81	1.65
Ratio of cumulative, interest-sensitive assets to liabilities	1.25	1.16	1.56	1.65

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and nine months ended September 30, 2019, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 18 through 22 of our 2018 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, following receipt of the Treasury Department’s consent, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 11, 2019, the Board of Directors extended the repurchase program and this year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing again on April 9, 2019. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2019, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 1, 2019, a total of 10,320,487 shares had been repurchased under all programs at a cost of $329,122,000 We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended September 30, 2019.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2019	—	$—	—	$49,926,000
August 1 – August 31, 2019	458,931	34.07	458,931	34,291,000
September 1 – September 30, 2019	58,042	35.40	55,446	32,237,000
Total	516,973	$34.22	514,377
(1)	The repurchase program was extended and increased on March 11, 2019 and allows for the purchase of up to an additional $50,000,000 of common stock through April 9, 2020.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 6, 2019	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 6, 2019	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer