Form 10-K
period 2019-12-31
INTERNATIONAL BANCSHARES CORP
filed 2020-02-27
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $1.00 par value	IBOC	NASDAQ

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧  No ◻

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ◻  No ⌧

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

Large Accelerated filer ⌧ Emerging Growth Company ☐	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2019 was $2,475,805,000.00 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 24, 2020, there were 65,207,831 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2019 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2020 Annual Meeting of Shareholders (in Part III).

Part I

As used in this report, the words “Company,” “we,” “us,” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly-owned subsidiary banks, and other subsidiaries. The information that follows may contain forward-looking statements, which are qualified as indicated under “Cautionary Notice Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report. Our website address is www.ibc.com.

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

Our principal assets at December 31, 2019, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

●	International Bank of Commerce, located in Laredo, Texas (IBC);
●	Commerce Bank, located in Laredo, Texas (Commerce Bank);
●	International Bank of Commerce, located in Brownsville, Texas (IBC Brownsville);
●	International Bank of Commerce, located in Zapata, Texas (IBC Zapata); and
●	International Bank of Commerce, located in Oklahoma City, Oklahoma (IBC-Oklahoma).

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

We also own four direct non-banking subsidiaries:

●	IBC Trading Company, an export trading company which is currently inactive;
●	IBC Charitable and Community Development Corporation, a Texas nonprofit corporation formed to conduct charitable and community development activities;
●	IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments; and
●	Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas.

We also own a fifty percent interest in Gulfstar Group I and II, Ltd. and related entities, which are involved in investment banking activities, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statements, are available free of charge on or through our website, www.ibc.com.  We have also posted on the website a Code of Ethics that applies to our directors and executive officers, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Nominating Committee.

Services and Employees

Our Subsidiary Banks have historically focused on providing commercial banking services to small and medium sized businesses located in their trade areas and select international banking services.  In recent years, however, the Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as locating branches in retail locations and shopping malls.  Today, we have 188 facilities and 284 ATMs serving 88 communities in Texas and Oklahoma.

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

As of December 31, 2019, we and our Subsidiary Banks employed approximately 2,869 persons full time and 445 persons part time.  We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service.  None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

We also compete against non-bank entities, which serve as an alternative to traditional financial institutions. The percentage of bank related services being provided by non-bank entities has increased during the last several years.

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 29%, 29% and 27% of the Subsidiary Banks total deposits for the three years ended December 31, 2019, 2018 and 2017, respectively.

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

Supervision and Regulation

Banking is a complex, highly regulated industry.  In addition to the generally applicable state and federal laws governing businesses and employers, we and our Subsidiary Banks are further extensively regulated by special federal and state laws governing financial institutions. These laws comprehensively regulate the operations of the Subsidiary Banks and include, among other matters:

●	requirements to maintain reserves against deposits;
●	restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon;
●	restrictions on the amounts, terms and conditions of loans to directors, officers, large shareholders and their affiliates;
●	restrictions related to investments in activities other than banking; and
●	minimum capital requirements.

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

The Dodd-Frank Act

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (Dodd-Frank Act) was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  These far-reaching changes across the financial regulatory landscape include provisions that, among other things, have or will:

●	Centralize responsibility for consumer financial protection in a new agency named the Bureau of Consumer Financial Protection (CFPB);
●	Restrict the preemption of state law by federal law;
●	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

●	Require financial holding companies, to be well capitalized and well managed in order to acquire banks located outside their home state;
●	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF;
●	Impose comprehensive regulation of over the counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;
●	Require publicly traded bank holding companies with at least $10 billion in assets to create a risk committee to be chaired by an independent director, with at least one member with risk management expertise.
●	Require annual stress testing of certain financial institutions with consolidated assets greater than $10 billion, but, at this time, none of the Subsidiary Banks meets the $10 billion asset threshold required to conduct the bank stress tests;
●	Implement corporate governance revisions, including an advisory shareholder vote on executive compensation and proxy access by shareholders;
●	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;
●	Repeal the federal prohibitions on the payment of interest on demand deposits;
●	Amend the Electronic Fund Transfer Act to give the FRB authority to establish rules regarding interchange fees, which must be reasonable and proportional to the actual cost of a transaction to the issuer;
●	Increase the authority of the FRB to examine us and our Subsidiary Banks;
●	Permit interstate de novo branching without the need to acquire an existing bank;
●	Require extensive new restrictions relating to residential mortgage transactions to increase compliance for financial institutions that originate mortgage loans;
●	Establish a Whistleblower Incentives and Protection Program for public company employees;
●	Require each agency to establish an Office of Minority and Women Inclusion and to develop diversity assessment standards for all the entities regulated by the agencies;
●	Require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in short term proprietary trading and investing in and sponsoring certain unregistered investment companies; and
●	Authorize the FRB to adopt enhanced supervision and prudential standards for bank holding companies with total consolidated assets of $250 billion (as modified by EGRRCPA) or more (often referred to as “systemically important financial institutions” or “SIFI”).

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

In November 2012, we repurchased all of the Series A Preferred Stock and exited the TARP program.  In 2013, the Treasury sold the Warrant to a third party.  On September 18, 2018, the Company entered into an agreement to repurchase the Warrant from the third party at an aggregate purchase price of $29,005,000, which transaction was consummated in the third quarter of 2018.  The repurchase of the outstanding Warrant eliminated any restrictions on certain shareholder distributions or payments of cash dividends in excess of $0.33 per semi-annual period that would have impacted the exercise price of the Warrant while it remained outstanding.

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

The BHCA and the Change in Bank Control Act of 1978 require that either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring “control” of a bank holding company, subject to exception for certain transactions. Control is conclusively presumed to exist if any person acquires 25% or more of the voting securities of a bank holding company; control is a rebuttable presumption between 10% and 25% ownership.  Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes.  The FRB recently revised its control rules under the BHCA by expanding the number of presumptions used to determine whether control exists or not.  Effective April 1, 2020, the FRB’s new rule amends Regulation Y, the implementing regulation for the BHCA, to provide additional transparency regarding control determinations by implementing a tiered framework establishing factors and thresholds that are indicative of control.  We do not anticipate that the rule will have a significant detrimental effect on us given that it is generally consistent with the FRB’s historical practices in making control determinations.

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

The USA PATRIOT Act

Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (PATRIOT Act), substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Also, the PATRIOT Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Anti-money laundering regulations are continually evolving, including new requirements effective May 11, 2018 requiring U.S. financial institutions to ascertain and document the beneficial owners of legal entity customers opening new accounts.

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

Gramm Leach Bliley

The GLBA eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur. Under the GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, the GLBA permitted certain non-banking financial and financially related activities to be conducted by financial subsidiaries of banks.

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

On September 8, 2016, the FRB published a report to Congress in which it recommended the repeal of the merchant banking authority granted to financial holding companies under the GLBA.  Specifically, the FRB recommended that Congress repeal the statutory merchant banking authority and the grandfathering exemption for certain companies that became financial holding companies after 1999.  The FRB also noted in its report that it is considering regulatory measures that would limit what it termed “safety and soundness risks of merchant banking investments.”  Following this report, on September 30, 2016, the FRB published a Notice of Proposed Rulemaking (NPR) proposing to, among other things, amend the risk-based capital requirements to increase the requirements associated with a subset of merchant banking investments;  specifically, merchant banking investments in companies engaged in physical commodities activities.  The changes proposed in the NPR were significantly narrower than the FRB’s recommendations regarding merchant banking investments in its report to Congress.  To date, a final rule implementing the changes put forth in the NPR has not been issued and it is uncertain what action, if any, will be taken regarding the FRB’s report.

State Law Preemption

At the beginning of 2004, the OCC issued final rules clarifying when federal law overrides state law for national banks and their operating subsidiaries and confirming that only the OCC has the right to examine and take enforcement action against those institutions. The Dodd-Frank Act, however, limits the applicability of the preemption doctrine so that state laws affecting national banks are preempted only in certain circumstances. In this regard, the OCC has concluded that the Dodd-Frank Act did not create a new, standalone preemption standard, but rather, existing OCC regulations are “preserved,” including federal preemption over state consumer protection laws. The OCC also clarified that a state attorney general or chief law enforcement officer may enforce any applicable law against a national bank (as opposed to a non-preempted state law), and to seek relief if, and as, authorized by that law.

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

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well managed bank holding companies with FRB approval may acquire banks located in any state in the United States, provided that the target bank meets the minimum age established by the host state (maximum of five years in Texas). Under the Interstate Banking Act, an anti-concentration limit will bar interstate acquisitions that would give a bank holding company control of more than ten percent of all deposits nationwide or thirty percent of any one state’s deposits, or such higher or lower percentage established by the host state. The anti-concentration limit in each of Texas and Oklahoma has been set at twenty percent of all federally insured deposits in Texas and Oklahoma, respectively. The Dodd-Frank Act changes the requirements for interstate branching by permitting de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

FRB Enforcement Powers

The FRB has certain divestiture and other powers over bank holding companies and non-banking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. These powers may be exercised through the issuance of cease and desist orders or other actions. In the event a Subsidiary Bank experiences either a significant loan loss or rapid growth of loans or deposits, we may be compelled by the FRB to invest additional capital in the Subsidiary Bank. Further, we would be required to guarantee performance of the capital restoration plan of any undercapitalized Subsidiary Bank.

The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA in amounts up to $1,000,000 per day, order termination of non-banking activities of non-banking subsidiaries and order termination of ownership and control of a non-banking subsidiary. Under certain circumstances the Texas Banking Commissioner may bring enforcement proceedings against a bank holding company in Texas.

Company Dividends

Our holding company is regarded as a legal entity separate and distinct from our Subsidiary Banks and is subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The ability of our holding company to pay dividends is largely dependent on the amount of cash derived from dividends declared by our Subsidiary Banks.  The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital.  Under FRB policy, bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.  The FRB has historically discouraged dividend payment ratios that are at the maximum allowable levels unless both asset quality and capital are very strong.

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

At December 31, 2019, there was an aggregate of approximately $891,500,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2019, assuming that each of such banks continues to be classified as “well-capitalized.”  Further, we could expend the entire $891,500,000 and continue to be classified as “well-capitalized” under the capital rules applicable as of December 31, 2019.

Source of Strength Doctrine

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, we are expected to commit resources to support our Subsidiary Banks, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition to the foregoing requirements, the Dodd-Frank Act’s provisions authorize the FRB and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.

The Dodd-Frank Act requires the federal banking agencies to jointly issue rules implementing the “source of strength” doctrine, but as of December 31, 2019, the FRB and other federal banking regulators have not yet issued such rules.

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

Our FDIC deposit insurance expense totaled $1,416,000, $3,742,000 and $3,294,000 in 2019, 2018 and 2017, respectively.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent.  Our leverage ratio at December 31, 2019 was 16.65%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of five percent as of December 31, 2019.

The federal bank regulatory agencies have adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Improvement Act (FDICIA) mandate corrective actions are taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2019, our holding company and each of the Subsidiary Banks were classified as “well-capitalized” under the applicable regulations.

The risk-based standards that apply to bank holding companies and banks incorporate market and interest rate risk components. Applicable banking institutions are required to adjust their risk-based capital ratio to reflect market risk. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. Financial institutions are allowed to issue qualifying unsecured subordinated debt (Tier 3 capital) to meet a part of their market risks. We do not have any Tier 3 capital and did not need Tier 3 capital to offset market risks. In 2010, the federal bank regulators issued a final risk-based capital rule related to new accounting standards that make substantive changes in how banking organizations account for more items, including securitized assets that previously had been taken off banks’ balance sheets. The Dodd-Frank Act directed the banking agencies to issue capital requirements for banking institutions that are countercyclical. These will require a higher level of capital to be maintained in times of economic expansion and a lower level of capital during times of economic contraction.

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

The Basel III capital rules include the new components of “Accumulated Other Comprehensive Income (Loss)” (AOCI) that factors into the calculation of CET1 all net unrealized gains (losses) on available for sale securities. The definition also establishes the expectation that the majority of Common Equity Tier 1 should be voting shares. Basel III creates a category referred to as “High Volatility CRE,” which has a risk weight of 150% and generally includes nonresidential real estate acquisition development or construction financing. Basel III requires the phase-out from Tier 1 capital of trust preferred securities and cumulative preferred stock over a ten-year time period.

Further, the Basel III capital rules establish calculations for risk-weighted assets using alternatives to credit ratings that would be based on either the weighted average of the underlying collateral or a formula based on subordination position and delinquencies or the use of a 1,250% risk rating, which would be the default rating if requisite standards of a comprehensive understanding and levels of the due diligence are not met. Securitized structures, such as private label mortgage backed securities, may be risk weighted based on a gross up approach considering underlying assets, otherwise they default to the 1,250% risk weight.

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

Our phase-in period for mandatory compliance with the final Basel III rule was January 1, 2015.  A key provision of the rules permitted us to make a one-time irrevocable election to determine how most items reported in AOCI will be handled for regulatory capital purposes. For institutions that opt out, most AOCI items will not be included in the calculation of Common Equity Tier 1 capital; institutions that do not opt out will have most AOCI items included in the calculation of Common Equity Tier 1 capital, which affects the institution’s legal lending limit calculation. If a top tier banking organization makes the AOCI opt out election, all consolidated banking subsidiary organizations under it must make the same election. We made the AOCI opt out election in 2015.

Since fully phased-in on January 1, 2019, the Basel III capital rules require the following minimum capital ratios:

●	4.5% CET1 to risk-weighted assets, plus a capital conservation buffer of at least 2.5% (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%);
●	6.0% Tier 1 capital to risk-weighted assets, plus a capital conservation buffer (resulting in a Tier 1 capital to risk-weighted assets ratio of at least 8.5%);
●	8.0% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
●	4.0% minimum leverage ratio, calculated as the ratio of Tier 1 capital to average assets.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased-in over a four-year period (increasing by that amount on each subsequent January 1), until it reached 2.5% on January 1, 2019.

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk weighting categories from four categories (0%, 20%, 50% and 100%), to a much larger and more risk sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting our determination of risk-weighted assets include, among other things:

●	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
●	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
●	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);
●	Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;
●	Providing for a 100% risk weight for claims on securities firms; and
●	Eliminating the current 50% cap on the risk weight for OTC derivatives.

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

Basel III Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (FDIA), requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: (i) “well-capitalized;” (ii) “adequately capitalized;” (iii) “undercapitalized;” (iv) “significantly undercapitalized;” and (v) “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures which reflect changes under the Basel III capital rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be considered:

●	“well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by an such regulatory authority to meet and maintain a specific capital level for any capital measure;
●	“adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”;
●	“undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%;
●	“significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and
●	“critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

As of December 31, 2019, each of our Subsidiary Banks are “well-capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

The Basel III liquidity coverage ratio was published in 2013 and uses international liquidity standards that serve to reconcile the differences of the liquidity standards of countries. The Basel Committee is expected to address the net stable funding ratio in the future. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal bank regulatory agencies also issued a proposed rule that would implement qualitative liquidity requirements, including a liquidity coverage ratio (LCR), consistent with liquidity standards adopted by the Basel Committee, for certain banking organizations with more than $250 billion in total assets or subsidiary depository institutions of internationally active banking organizations with $10 billion or more in total consolidated assets. The FRB issued a separate proposed rule at the same time to apply a modified version of the LCR to certain depository institution holding companies with assets greater than $50 billion. The final version of the rule defines banks with between $50 billion and $250 billion in assets as “modified LCR companies,” which will be subjected to less rigorous requirements regarding the high-quality liquid assets calculations.

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

FASB CECL Accounting Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” (CECL).  The accounting standards update amends existing standards for credit losses on financial assets.  The change in accounting standard requires that the expected credit losses on financial instruments held as of the end of the period be measured based on historical loss experience, current conditions and reasonable and supportable forecasts.  The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration.  The accounting standard change will be effective for us for interim and annual periods beginning after December 15, 2019.  The change in accounting method represents a significant difference to current accounting practice over the accounting for credit losses on financial assets.  We estimate that the impact of the adoption of CECL will increase our allowance for probable loan losses between approximately 2 and 6%.  In December 2018, the FRB and the other federal banking regulators issued a final rule that modified their regulatory capital rules and provided an option for banks to phase-in the increased reserves required pursuant to the adoption of CECL over a period of three-years to mitigate the effects on their regulatory capital requirements.  We have decided we will not be electing this phase-in option and instead will immediately recognize the capital impact.

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

Two of our Subsidiary Banks received an “Outstanding” CRA rating, and the rest received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2020. “Large institution” now means a bank with total assets of at least $1.305 billion for December 31 of both of the prior two calendar years and “intermediate small institution” means an institution with assets of at least $326 million and less than $1.305 billion as of December 31 of both of the prior two calendar years. Three of our Subsidiary Banks are considered “intermediate small institutions” and IBC and IBC Oklahoma are considered “large institutions” under the new asset thresholds.

Consumer Laws

In addition to the laws and regulations discussed herein, the Subsidiary Banks are also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Subsidiary Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act established comprehensive new rules regulating mortgage activities and created the CFPB with direct supervisory authority over banks with assets of $10 billion or more and certain nonbank entities.

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

In light of the current political climate in Washington, DC and changes in CFPB leadership in recent years, we cannot predict what additional actions may be taken by the CFPB with respect to its previous regulations, rulings and decisions and any impact on our operations.

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

Electronic Banking and Cyber Security

The Federal Financial Institutions Examination Council (FFIEC) issued guidance in 2005 entitled “Authentication in an Internet Banking Environment” (2005 Guidance), which provided a risk management framework for financial institutions offering Internet-based products and services to their customers. The 2005 Guidance required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. The FDIC and other FFIEC agencies supplemented the 2005 Guidance by specifying the FDIC’s supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicated that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. In 2011, the Texas Banking Commissioner and the U.S. Secret Service formed the Bankers Electronic Crimes Task Force and issued guidance entitled “Best Practices: Reducing the Risks of Corporate Account Takeovers.” This guidance sets forth nineteen best practices to reduce the risk of corporate account takeover thefts. Our Subsidiary Banks are required to comply with these guidelines and best practices.

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

Increasingly, state regulators are implementing additional privacy and cybersecurity standards and regulations.  Recently, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements for such programs, including data encryption requirements.  Many states have also recently implemented or modified their data breach notification and data privacy requirements.  Effective January 1, 2020, Texas amended its data breach notification law, limiting the time frame for notifying individuals whose data has been compromised and requiring notice to the Texas Attorney General in certain circumstances.  We expect state-level activity to continue in this area and will monitor legislative developments in Texas and Oklahoma.

Affiliate Transactions

Our holding company and Subsidiary Banks are “affiliates” within the meaning of Section 23A of the Federal Reserve Act, which sets forth certain restrictions on (i) loans and extensions of credit between a bank subsidiary and affiliates, (ii) on investments in an affiliate’s stock or other securities, and (iii) on acceptance of such stock or other securities as collateral for loans. These restrictions prevent a bank holding company from borrowing from any of its bank subsidiaries, unless the loans are secured by specific obligations. Further, such secured loans and investments by a bank subsidiary are limited in amount, as to a bank holding company or any other affiliate, to 10% of such bank subsidiary’s capital and surplus and, as to the bank holding company and its affiliates, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Certain restrictions do not apply to 80% or more owned sister banks of bank holding companies. Each Subsidiary Bank is wholly-owned by our holding company.

Section 23B of the Federal Reserve Act requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions. Among other things, the Dodd-Frank Act expands the limitations on affiliate transactions by expanding the definitions of “affiliate” and “covered transactions,” including debt obligations of an affiliate utilized as collateral.  The Dodd-Frank Act also requires that the 10% of capital limit on covered transactions begin to apply to non-bank financial subsidiaries. “Covered transactions” are defined to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. While the Dodd-Frank Act changes became effective in 2012, the FRB has not issued any guidance nor has it amended Regulation W.  Regulation W predates the Dodd-Frank Act and is expected to remain under any deregulation under the current administration.

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

Also in October 2016, the CFPB also issued a final rule amending the mortgage servicing rules, most of which became effective on October 19, 2017, and the remainder of which became effective on April 19, 2018.  The CFPB issued this interpretive rule under the Fair Debt Collection Practices Act (FDCPA) to clarify the interaction of the FDCPA and mortgage servicing rules.  This interpretive rule constitutes an advisory opinion under FDCPA section 813(e) and provides a safe harbor from liability for actions done or omitted in good faith in conformity with the opinion.  The CFPB’s final rules also addresses insufficiency of hazard insurance which may lead to new requirements for lender-placed insurance, and early intervention with delinquent buyers will be governed by new contract obligations.

On November 30, 2016, the CFPB, FRB, and OCC finalized amendments to the official interpretations that implement special appraisal requirements for “higher-risk mortgages” or “higher-priced mortgages.”  Under the interpretations when there is no annual percentage increase in the Consumer Price Index, the OCC, FRB and CFPB will not adjust the exemption threshold from the prior year.

On July 7, 2017, the CFPB modified the TILA/RESPA Integrated Disclosure Rule implemented in Regulations X and Z. The amendments created tolerances for the total of payments and provided guidance on sharing the integrated disclosures with various parties involved in the mortgage origination process.  The TILA-RESPA Rule was amended again in 2018 to make amendments regarding when a creditor may use a Closing Disclosure to reset tolerances.

On October 4, 2017, the CFPB issued an interim final rule and a proposed rule to provide mortgage servicers more flexibility and certainty around requirements to communicate with certain borrowers under the CFPB’s 2016 mortgage servicing amendments. The interim final rule gives servicers more flexibility regarding when to communicate about foreclosure prevention options with borrowers who have requested a cease in communication under federal debt collection law. The interim final rule became effective on Oct. 19, 2017, the same date that the related 2016 rule provisions become effective. The proposed rule was finalized and became effective on April 19, 2018. It imposes mortgage servicing requirements which are complex. All servicers must ensure they have comprehensive practices for responding to potential successors in interest and for confirming and communicating with them. Additionally, servicers need to determine which of the CFPB’s three options to adopt for communicating with confirmed successors in interest, in a manner that ensures clarity and does not indicate an obligation to repay a mortgage. The CFPB also removed the blanket exemption from the periodic statement requirement for borrowers in bankruptcy, making it necessary to provide modified periodic statements – which will require significant system configurations and testing to ensure the new requirements are met.

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

Incentive Compensation

In June 2010, the FRB, OCC and FDIC issued the Interagency Guidance on Sound Incentive Compensation Policies, a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The FRB will review, as part of the regular, risk focused examination process, the incentive compensation arrangements of banking organizations. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the federal banking agencies and the SEC to jointly prescribe regulations or guidelines that require financial institutions with $1 billion or more in assets to disclose to the appropriate federal regulator, the structure of all incentive-based compensation arrangements sufficient to determine whether the compensation structure provides an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or could lead to material financial loss to the financial institutions. On February 7, 2011, the FDIC issued a notice of proposed rulemaking that would prohibit bank incentive-based compensation arrangements that encourage inappropriate risk taking, are deemed excessive, or may lead to material losses. The proposal would apply to financial institutions with more than $1 billion in assets.  The rule also includes heightened standards for financial institutions with $50 billion or more in total consolidated assets that requires at least 50 percent of incentive based payments for designated executives to be deferred for a minimum of three years. The interagency rule must be approved by all of the five federal members of the FFIEC, the SEC and the Federal Housing Finance Agency before comments on the rule are sought. Comments on the proposed interagency rule were due to the agencies by May 31, 2011. A definitive final rule has not been issued.

Regulation Z was amended in 2011 to restrict incentive compensation programs with regard to residential mortgage programs. Such limitations affect mortgage brokers as well as loan officers in the subsidiary banks. Compensation may be tied to volume, but not to terms or conditions of the transaction other than the amount of credit extended. Further amendments to Regulation Z relating to mortgage loan originator compensation were adopted on January 20, 2013, by the CFPB in accordance with the Dodd-Frank Act.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. Such changes could have a material effect on our business, including increasing our cost of doing business, affecting our compensation structure, or limiting or expanding permissible activities. We cannot predict whether any such changes will be adopted and we cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of our operations. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act, but that have not yet been proposed or finalized. There is also the possibility that the Dodd-Frank Act or other federal laws may be revised by Congress in the future because certain bills have been introduced into Congress from time to time that would amend certain provisions of the Dodd-Frank Act, or other federal legislation relating to financial institutions.  Similarly, it is possible that the legislatures of the State of Texas or the State of Oklahoma would amend applicable state laws relating to us or our Subsidiary Banks.

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

The adoption of ASU 2016-13, as amended, on January 1, 2020 will impact our methodology for estimating the allowance for loan losses.  The accounting standards update is changing accounting practice from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.  ASU  2016-13 will also necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets.  We expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.  In December 2018, the federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13.  The impact of the adoption of the new rule will increase our allowance for probable loan losses between approximately 2 and 6%.

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

We face substantial competition from a variety of different competitors in our market areas, many of which are larger and may have more financial resources.  These competitors include national, regional and community banks within the various markets we serve.  We also face competition from many other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Many of our competitors have fewer regulatory constraints and lower cost structures, which may allow them to offer better pricing on a broader range of products and services.  Also, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and related income.  Technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and traditionally offered by banks.  In particular, the activity of financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow.  Fintechs have and may continue to offer bank or bank-like products and a number of fintechs have applied to bank or industrial loan charters.  In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers.  The loss of revenue streams and the reduction of lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We may be adversely impacted by the transition from LIBOR as a reference rate

The United Kingdom’s Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”).  This means that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Consequently, it is not currently possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.  It is equally impossible to predict whether LIBOR will continue to be an acceptable market benchmark, what alternative rate or rates may become acceptable, or what the effect of any such changes may be on the markets for LIBOR-indexed financial instruments.

Specifically, regulators, industry groups and certain committees, like the Alternative Reference Rates Committee, have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of such alternatives in floating rate instruments.  Currently, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  These regulations affect our lending practices, capital structure, investment practices, dividend policy, data and privacy protection policies and growth, among other things.  The statutory and regulatory framework under which we operate has changed substantially over the years, and will likely continue to do so.  These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations or policies, could affect our operations in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2019. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively.  Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

Decreased market oil prices have compressed margins for many U.S., Texas and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Energy production and related industries represent a large part of the economies in some of our primary markets. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy dominant states such as Texas and Oklahoma. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operation.

Risks Related to the Company’s Industry

Our success depends significantly on economic conditions in the local markets in which we operate.

Our success depends, to a certain extent, on local, national and international economic and political conditions and local, as well as governmental monetary policies. We are particularly affected by conditions in our primary market areas of south, central and southeast Texas, including Austin, Dallas and Houston, the State of Oklahoma and Mexico. If economic conditions in these market areas weaken or worsen due to a decline in oil prices or other factors, or fail to improve or to continue to improve, we could experience an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which could have a material adverse impact on our financial condition and results of operations.

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

Our ability to deliver strong financial performance and returns on investment to shareholders will depend in part on our ability to expand the scope of available financial services to meet the needs and demands of our customers and our ability to stay abreast of technological innovations and evaluate those technologies that will enable us to compete on a cost-effective basis.  In addition to traditional banks, our competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one-stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past. The continued competitive environment in our industry is primarily a result of changes in regulation, technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. Changes in the financial industry may result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.  Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that our technology will meet or continue to meet our operational needs and the needs of our customers.

We are subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, including us and our Subsidiary Banks, rely on technology companies to provide information technology products and services necessary to support our day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. If legal matters related to intellectual property claims were resolved against us, we could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

The Dodd-Frank Act, the powers of the CFPB, and the FDIC Overdraft Payment Supervisory Guidance may increase the likelihood of lawsuits against financial institutions.

The Dodd-Frank Act provides that courts must make preemption determinations on a case-by-case basis with the respect to particular state laws and can no longer rely on blanket preemption determinations. Also, the CFPB is authorized to protect consumers from “unfair,” “deceptive” and “abusive” acts and practices. Depending on the future actions of the CFPB, the likelihood of lawsuits against financial institutions related to allegedly “unfair,” “deceptive” and “abusive” acts and practices could increase. Moreover, the costs related to such lawsuits would be significantly increased if the CFPB restricts the use of arbitration and/or class action waivers in consumer banking contracts.

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

As of December 31, 2019, we had approximately $134 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 67 of the 2019 Annual Report to Shareholders which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2019 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	77	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Julie L. Tarvin	50	Vice President of the Company since 2017, President of IBC Service Center	2017	
Judith I. Wawroski	45	Treasurer of the Company since 2017, Principal Financial Officer of the Company since 2017, Executive Vice President of IBC	2017	

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 24 through 26 of our 2019 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2019 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 27 of our 2019 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 17 through 22 of our 2019 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 28 through 80 of our 2019 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 81 and 82 of our 2019 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2019 consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2019.  Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2019 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, 2018 and 2017, and the related notes to the consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion.

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

February 27, 2020

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “DELINQUENT SECTION 16(a) REPORTS.” There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2020 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2020 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents
1.	Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2018 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2019 and 2018

Statements of Income for the years ended December 31, 2019, 2018 and 2017
Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3a)*	—Articles of Incorporation of International Bancshares Corporation.
(3b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3f)*	—Amended and Restated By-Laws of International Bancshares Corporation.
(3g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)	—Description of the Registrant’s Securities.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)**	—International Bancshares Corporation 2019 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 27, 2020
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	—Interactive Data File
104++	—Cover Page Interactive Data File

*	Previously filed
+	Executive Compensation Plans and Arrangements
**	Deemed filed only with respect to those portions thereof incorporated herein by reference
++

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2019, 2018 and 2017 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2019 and 2018, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (iv) Cover Page interactive data.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 4—	Description of Registrant’s Securities
Exhibit 13—	International Bancshares Corporation 2019 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 25, 2020
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31a—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31b—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32a—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32b—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101—	Interactive Inline Data File
Exhibit 104—	Cover Page Inline Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 27, 2020

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Financial Officer)	February 27, 2020
/s/ Javier de anda Javier de Anda	Director	February 27, 2020
/s/ Irving Greenblum Irving Greenblum	Director	February 27, 2020

/s/ Doug Howland Doug Howland	Director	February 27, 2020

/s/ Rudolph M. Miles Rudolph M. Miles	Director	February 27, 2020

/s/ Larry Norton Larry Norton	Director	February 27, 2020

/s/ Roberto resendez Roberto Resendez	Director	February 27, 2020
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 27, 2020