Form 10-Q
period 2020-03-31
INTERNATIONAL BANCSHARES CORP
filed 2020-05-07
CIK 315709

bv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	63,270,747 shares outstanding at May 4, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$354,708	$256,820
Investment securities:
Held to maturity debt securities (Market value of $2,400 on March 31, 2020 and 2,400 on December 31, 2019)	2,400	2,400
Available for sale debt securities (Amortized cost of $3,512,611 on March 31, 2020 and $3,376,070 on December 31, 2019)	3,594,514	3,378,923
Equity securities with readily determinable fair values	6,125	6,095
Total investment securities	3,603,039	3,387,418
Loans	7,024,380	6,894,946
Less allowance for credit losses	(85,273)	(60,278)
Net loans	6,939,107	6,834,668
Bank premises and equipment, net	494,697	506,595
Accrued interest receivable	37,070	36,620
Other investments	298,852	318,427
Cash surrender value of life insurance policies	291,485	289,693
Goodwill	282,532	282,532
Other assets	204,919	200,121
Total assets	$12,506,409	$12,112,894

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2020	2019
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$3,664,839	$3,545,905
Savings and interest bearing demand	3,289,956	3,267,829
Time	2,055,093	2,012,300
Total deposits	9,009,888	8,826,034
Securities sold under repurchase agreements	266,472	236,536
Other borrowed funds	728,465	626,511
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	224,431	171,118
Total liabilities	10,363,898	9,994,841
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,225,516 shares on March 31, 2020 and 96,214,967 shares on December 31, 2019	96,226	96,215
Surplus	148,508	148,075
Retained earnings	2,191,946	2,200,568
Accumulated other comprehensive income	64,352	2,345
	2,501,032	2,447,203
Less cost of shares in treasury, 32,215,675 shares on March 31, 2020 and 31,015,061 on December 31, 2019	(358,521)	(329,150)
Total shareholders’ equity	2,142,511	2,118,053
Total liabilities and shareholders’ equity	$12,506,409	$12,112,894

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans, including fees	$99,230	$102,805
Investment securities:
Taxable	16,488	19,300
Tax-exempt	766	1,649
Other interest income	128	309
Total interest income	116,612	124,063

Interest expense:
Savings deposits	3,235	4,243
Time deposits	5,970	4,378
Securities sold under repurchase agreements	465	589
Other borrowings	2,826	3,494
Junior subordinated deferrable interest debentures	1,273	1,950

Total interest expense	13,769	14,654

Net interest income	102,843	109,409

Provision for credit losses	16,836	7,420

Net interest income after provision for credit losses	86,007	101,989

Non-interest income:
Service charges on deposit accounts	17,637	17,260
Other service charges, commissions and fees
Banking	11,166	10,876
Non-banking	1,754	1,509
Investment securities transactions, net	(5)	(4)
Other investments, net	(231)	3,948
Other income	4,809	2,540

Total non-interest income	$35,130	$36,129

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Non-interest expense:
Employee compensation and benefits	$36,330	$36,409
Occupancy	6,899	6,377
Depreciation of bank premises and equipment	7,109	6,981
Professional fees	3,970	3,592
Deposit insurance assessments	—	783
Net expense, other real estate owned	3,002	995
Advertising	1,984	2,082
Software and software maintenance	4,491	4,497
Other	13,197	11,235

Total non-interest expense	76,982	72,951

Income before income taxes	44,155	65,167

Provision for income taxes	9,317	13,261

Net income	$34,838	$51,906

Basic earnings per common share:

Weighted average number of shares outstanding	65,070,589	65,617,977
Net income	$0.54	$0.79

Fully diluted earnings per common share:

Weighted average number of shares outstanding	65,228,824	65,831,162
Net income	$0.53	$0.79

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$34,838	$51,906
Other comprehensive income, net of tax:

Net unrealized holding gains on securities available for sale arising during period (net of tax effects of $16,482, and $6,706)	62,003	25,226
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $1 and $1)	4	3
	62,007	25,229

Comprehensive income	$96,845	$77,135

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2020 and 2019

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	96,215	$96,215	$148,075	$2,200,568	$2,345	$(329,150)	$2,118,053
Net income	—	—	—	34,838	—	—	34,838
Dividends:
Payable ($.55 per share)	—	—	—	(35,128)	—	—	(35,128)
Purchase of treasury stock (1,200,614 shares)	—	—	—	—	—	(29,371)	(29,371)
Exercise of stock options	11	11	214	—	—	—	225
Stock compensation expense recognized in earnings	—	—	219	—	—	—	219
Cumulative adjustment for adoption of new accounting standards, net of tax	—	—	—	(8,332)	—	—	(8,332)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	62,007	—	62,007
Balance at March 31, 2020	96,226	$96,226	$148,508	$2,191,946	$64,352	$(358,521)	$2,142,511

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	96,104	$96,104	$145,283	$2,064,134	$(54,634)	$(311,305)	$1,939,582
Net income	—	—	—	51,906	—	—	51,906
Dividends:
Payable ($.50 per share)	—	—	—	(32,822)	—	—	(32,822)
Purchase of treasury (1,305 shares)	—	—	—	—	—	(54)	(54)
Exercise of stock options	33	33	565	—	—	—	598
Stock compensation expense recognized in earnings	—	—	265	—	—	—	265
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	25,229	—	25,229
Balance at March 31, 2019	96,137	$96,137	$146,113	$2,083,218	$(29,405)	$(311,359)	$1,984,704

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:

Net income	$34,838	$51,906

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expenses	16,836	7,420
Specific reserve, other real estate owned	537	8
Depreciation of bank premises and equipment	7,109	6,981
Gain on sale of bank premises and equipment	(358)	(43)
Gain on sale of other real estate owned	(79)	(469)
Accretion of investment securities discounts	(120)	(55)
Amortization of investment securities premiums	7,373	4,024
Investment securities transactions, net	5	4
Unrealized gain on equity securities with readily determinable fair values	(30)	(138)
Stock based compensation expense	219	265
Losses (earnings) from affiliates and other investments	521	(3,444)
Deferred tax expense	(14,123)	(1,435)
Increase in accrued interest receivable	(450)	(603)
Increase in other assets	(228)	(20,685)
Increase in other liabilities	4,571	23,962

Net cash provided by operating activities	56,621	67,698

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	18,920	41,420
Purchases of available for sale securities	(421,017)	(145,966)
Principal collected on mortgage backed securities	257,223	132,820
Net increase in loans	(120,789)	(147,124)
Purchases of other investments	(6,760)	(13,045)
Distributions from other investments	26,382	46,677
Purchases of bank premises and equipment	(2,769)	(6,130)
Proceeds from sales of bank premises and equipment	370	1,510
Proceeds from sales of other real estate owned	2,034	707

Net cash used in investing activities	$(245,331)	$(89,131)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2020	2019
Financing activities:

Net increase in non-interest bearing demand deposits	$118,934	$103,879
Net decrease (increase) in savings and interest bearing demand deposits	22,127	78,512
Net increase (decrease) in time deposits	42,793	16,994
Net increase (decrease) in securities sold under repurchase agreements	29,936	48,641
Net decrease (increase) in other borrowed funds	101,954	(194,770)
Purchase of treasury stock	(29,371)	(54)
Proceeds from stock transactions	225	598

Net cash (used in) provided by financing activities	286,598	53,800

(Decrease) increase in cash and cash equivalents	97,888	32,367

Cash and cash equivalents at beginning of period	256,820	316,797

Cash and cash equivalents at end of period	$354,708	$349,164

Supplemental cash flow information:
Interest paid	$13,353	$13,982
Income taxes paid	206	—
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$486	$704
Dividends declared, not yet paid on common stock	35,128	32,822
Establishment of lease liability and right-of-use asset	—	6,171
Net trasnfers from bank premises and equipment to other assets	7,546	—

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

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

On January 1, 2019, we adopted the provisions of ASU 2016-02, “Leases.” ASU 2016-02 amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining mainly unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is to be applied on a modified retrospective basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. In January 2018, the FASB issued a proposal that provides an additional transition method that would allow entities to not apply the guidance in the update in the comparative periods presented in the consolidated financial statements, but instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of our business model, we primarily own all property we occupy, with the exception of certain branches operating in grocery stores or shopping centers and certain ATM locations that were classified as operating leases under previous guidance. The adoption of the standard did not have a significant impact on our consolidated financial statements. As of the date of adoption, we recorded a right of use asset and a lease liability of approximately $6.4 million. The right of use asset and lease liability are included in other assets and other liabilities, respectively, on our consolidated statement of condition. Amortization of the right of use asset for the three months ended March 31, 2020 and March 31, 2019 was approximately

$320,000 and $214,000, respectively, and is included as a part of occupancy expense in our consolidated income statement.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses.” The update amends existing standards for accounting for credit losses for financial assets. The update requires that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The update also expands the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets. The update also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The impact of the adoption of the standard is to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The accounting standard was effective for us on January 1, 2020. The task force formed last year, which includes key members of the teams that work with the current calculation of the allowance for probable loan losses plus members representing the corporate accounting and risk management areas, has worked with the implementation of the update and validation to complete our model/tool. Based on the composition of the portfolio at December 31, 2019 and after finalizing the methodology, the adoption of the update increased our allowance for probable loan losses (referred to as the allowance for credit losses under ASU 2016-13), by approximately 17.2%, resulting in a cumulative-effect adjustment to retained earnings of approximately $8.3 million, net of tax. Please refer to Note 4 – Allowance for Credit Losses and the Critical Accounting Policies discussion in Management’s Discussion and Analysis.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2020 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,520,332	$—	$3,520,332	$—
States and political subdivisions	74,182	—	74,182	—
Equity Securities	6,125	6,125	—	—
	$3,600,639	$6,125	$3,594,514	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2019 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage - backed securities	$3,285,548	$—	$3,285,548	$—
States and political subdivisions	93,375	—	93,375	—
Equity Securities	6,095	6,095	—	—
	$3,385,018	$6,095	$3,378,923	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2020 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	March 31,	Assets	Inputs	Inputs	During
	2020	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$254	$—	$—	$254	$93
Other real estate owned	2,581	—	—	2,581	537

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2019 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		(in thousands)
		Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2019	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$826	$—	$—	$826	$43
Other real estate owned	21,614	—	—	21,614	322
Equity investments without readily determinable fair values	28,166	—	—	28,166	4,775

Our assets measured at fair value on a non-recurring basis at March 31, 2020 are limited to loans classified as Watch List – Doubtful and other real estate owned. At December 31, 2019, asset measured at fair value on a non-recurring basis also included an equity investment without a readily determinable fair value. The fair value of Watch-List Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses. The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of March 31, 2020, we had $1,935,000 of doubtful commercial collateral dependent loans, of which $577,000 had an appraisal performed within the immediately preceding twelve months, and of which $812,000 had an evaluation performed within the immediately preceding twelve months. As of December 31, 2019, we had approximately $2,955,000 of impaired commercial collateral dependent loans, of which $1,426,000 had an appraisal performed within the immediately preceding twelve months and of which $847,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three months ended March 31, 2020 and the twelve months ended December 31, 2019, we recorded $4,000 and $9,611,000, respectively, in charges to the allowance for credit losses in connection with loans transferred to other real estate owned. For the three months ended March 31, 2020 and the twelve months ended December 31, 2019, we recorded $537,000 and $322,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2020 and December 31, 2019 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At March 31, 2020 and December 31, 2019, the carrying amount of fixed-rate performing loans was $1,454,099,000 and $1,503,811,000, respectively, and the estimated fair value was $1,379,125,000 and $1,481,239,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2020 and December 31, 2019. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At March 31, 2020 and December 31, 2019, the carrying amount of time deposits was $2,055,093,000 and $2,012,300,000, respectively, and the estimated fair value was $2,047,202,000 and $2,011,950,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements include short- and long-term maturities. Due to the contractual terms of the short-term instruments, the carrying amounts approximated fair value at March 31, 2020 and December 31, 2019.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2020 and December 31, 2019.

Other Borrowed Funds

We currently have short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2020 and December 31, 2019. The long-term borrowings outstanding at March 31, 2020 and December 31, 2019 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At March 31, 2020 and December 31, 2019, the carrying amount of the fixed rate long-term FHLB borrowings was $436,465,000 and $436,511,000, respectively, and the estimated fair value was $498,716,000 and $465,017,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in Thousands)
Commercial, financial and agricultural	$3,504,826	$3,379,837
Real estate - mortgage	1,118,192	1,140,377
Real estate - construction	2,216,740	2,185,883
Consumer	45,440	47,800
Foreign	139,182	141,049
Total loans	$7,024,380	$6,894,946

Note 4 — Allowance for Credit Losses

We adopted the provisions of ASU 2016-13 on January 1, 2020 on a modified retrospective basis. Results and information regarding our allowance for credit losses (“ACL”) included in this Note are calculated and presented in accordance with that accounting standards update. Results and information prior to January 1, 2020 are calculated and presented in accordance with previously applicable U.S. GAAP.

ASU 2016-13 replaces the long-standing incurred loss model with an expected credit loss model that recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The ACL is deducted from the amortized cost of an instrument to present the net amount expected to be collected on the financial asset. Our ACL primarily consists of the aggregate ACL estimates of our Subsidiary Banks. The estimates are established through charges to operations in the form of charges to provisions for credit loss expense. Loan losses or recoveries are charged or credited directly to the ACL. The ACL of each Subsidiary Bank is maintained at a level considered appropriate by management, based on estimated current expected credit losses in the current loan portfolio, including information about past events, current conditions and reasonable and supportable forecasts.

The estimation of the ACL is based on a loss-rate methodology that measures lifetime losses on loan pools that have similar risk characteristics. Loans that do not have similar risk characteristics are evaluated on an individual basis. The segmentation of the loan portfolio into pools requires a balancing process between capturing similar risk characteristics and containing sufficient loss history to provide meaningful results.  Our segmentation starts at the general loan category with further sub-segmentation based on collateral types that may be of meaningful size and/or may contain sufficient differences in risk characteristics based on management’s judgement that would warrant further segmentation. The general loan categories along with primary risk characteristics used in our calculation are as follows:

Commercial and industrial loans. This category includes loans extended to a diverse array of businesses for working capital or equipment purchases. These loans are mostly secured by the collateral pledged by the borrower that is directly related to the business activities of the company such as equipment, accounts receivable and inventory. The borrower’s abilities to generate revenues from equipment purchases, collect accounts receivable, and to turn inventory into sales are risk factors in the repayment of the loan. A small portion of this loan category is related to loans secured by oil & gas production and loans secured by aircraft.

Construction and land development loans. This category includes the development of land from unimproved land to lot development for both residential and commercial use and vertical construction across residential and commercial real estate classes. These loans carry risk of repayment when projects incur cost overruns, have an increase in the price of construction materials, encounter zoning, entitlement and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. Risks specifically related to 1-4 family development loans also include mortgage rate risk and the practice by the mortgage industry of more restrictive underwriting standards, which inhibits the buyer from obtaining long term financing creating excessive housing and lot inventory in the market.

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner occupied commercial properties, and non-owner occupied commercial properties.  Owner occupied commercial properties include warehouses often along the border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail. Non-owner occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry risk of repayment when market values deteriorate, the business experiences turnover in key management, the business has an inability to attract or keep occupancy levels stable, or when the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant.

1-4 family mortgages. This category includes both first and second lien mortgages for the purpose of home purchases or refinancing of existing mortgage loans. A small portion of this loan category is related to home equity lines of credits, lots purchases, and home construction.  Loan repayments may be affected by unemployment or underemployment and deteriorating market values of real estate.

Consumer loans. This category includes deposit secured, vehicle secured, and unsecured loans, including overdrafts, made to individuals. Repayment is primarily affected by unemployment or underemployment.

The loan pools are further broken down using a risk-based segmentation based on internal classifications for commercial loans and past due status for consumer mortgage loans.  Non-mortgage consumer loans are evaluated as one segment.  On a weekly basis, commercial loan past due reports are reviewed by the credit quality committee to determine if a loan has any potential problems and if a loan should be placed on our internal Watch List report. Additionally, our credit department reviews the majority of our loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review. The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation. Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process. After the above analysis is completed, we will determine if a loan should be placed on an internal Watch List report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

Our internal Watch List report is segregated into the following categories: (i) Pass, (ii) Economic Monitoring, (iii) Special Review, (iv) Watch List—Pass, or (v) Watch List—Substandard, and (vi) Watch List—Doubtful.  The loans placed in the Special Review category and lower rated credits reflect our opinion that the loans reflect potential weakness which require monitoring on a more frequent basis. Credits in those categories are reviewed and discussed on a regular basis, no less frequently than quarterly, with the credit department and the lending staff to determine if a change in category is warranted. The loans placed in the Watch List—Pass category and lower rated credits reflect our opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.” Credits in this category are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. The loans placed in the Watch List—Substandard category are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest. Furthermore, there is the possibility that we may sustain some future loss if such weaknesses are not corrected. The loans placed in the Watch List—Doubtful category have shown defined weaknesses and it is likely, based on current information and events, that we will be unable to collect all principal and/or interest amounts contractually due.  Watch List—Doubtful loans are placed on non-accrual when they are moved to that category.

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass credits are aggregated, and the credits in the Watch List—Substandard category remain in their own segment.  For loans that are classified as Watch List—Doubtful, management evaluates these credits in accordance with ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the loan. The specific reserve allocated under ASC 310-10, is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) net realizable value of the fair value of the collateral if the loan is collateral dependent. Substantially all of our loans evaluated as Watch List—Doubtful under ASC 310-10 are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

Within each collectively evaluated pool, the robustness of the lifetime historical loss-rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment.  Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss-rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies, non-accruals and TDR’s, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions.  Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics and geopolitical events.  Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of future credit loss expense.

We have elected to not measure an ACL for accrued interest receivable given our timely approach in identifying and writing off uncollectible accrued interest.  An ACL for off-balance sheet exposure is derived from a projected usage rate of any unfunded commitment multiplied by the historical loss rate, plus model risk adjustment, if any, of the on-balance sheet loan pools.

Our management continually reviews the ACL of the Subsidiary Banks using the amounts determined from the estimates established on specific doubtful loans, the estimate established on quantitative historical loss percentages, and the estimate based on qualitative current conditions and reasonable and supportable two-year forecasted data. Our methodology reverts to the average lifetime loss-rate beyond the forecast period when we can no longer develop reasonable and supportable forecasts.  Should any of the factors considered by management in evaluating the adequacy of the estimate for current expected credit losses change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense. While the calculation of our ACL utilizes management’s best judgment and all information reasonably available, the adequacy of the ACL is dependent on a variety of factors beyond our control, including, among other things, the performance of the entire loan portfolio, the economy, government actions, changes in interest rates and the view of regulatory authorities towards loan classifications.

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended March 31, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31, 2019	$11,145	$18,152	$16,533	$1,786	$3,762	$7,535	$542	$823	$60,278

Adoption of ASU 2016-13	4,247	13,391	(4,292)	(355)	(1,580)	(429)	(225)	(410)	10,347

Losses charged to allowance	(2,819)	—	(55)	—	(36)	—	(70)	—	(2,980)
Recoveries credited to allowance	671	—	9	—	1	103	8	—	792
Net (losses) recoveries charged to allowance	(2,148)	—	(46)	—	(35)	103	(62)	—	(2,188)

Credit loss expense	5,823	5,878	2,809	327	635	1,243	68	53	16,836

Balance at March 31,	$19,067	$37,421	$15,004	$1,758	$2,782	$8,452	$323	$466	$85,273

	Three Months Ended March 31, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total
	(Dollars in Thousands)

Balance at December 31,	$12,596	$15,123	$19,353	$1,808	$3,467	$7,719	$447	$871	$61,384
Losses charged to allowance	(2,764)	—	(1)	—	(1)	(6)	(63)	—	(2,835)
Recoveries credited to allowance	638	20	283	—	1	102	17	—	1,061
Net (losses) recoveries charged to allowance	(2,126)	20	282	—	—	96	(46)	—	(1,774)

Provision charged to operations	942	(354)	6,245	537	79	(70)	61	(20)	7,420

Balance at March 31,	$11,412	$14,789	$25,880	$2,345	$3,546	$7,745	$462	$851	$67,030

The increase in credit loss expense for the three months ended March 31, 2020 can be primarily attributed to the economic changes that occurred in the first quarter as a result of COVID-19 and the impact of those changes on our first quarter ACL calculation. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model. Impacting the provision for loan loss for the three months ended March 31, 2019 is a relationship that is secured by multiple pieces of real property on which car dealerships are operated. The relationship began deteriorating in the fourth quarter of 2018, triggered by significant fraud by a high level insider of the car dealership resulting in the dealerships unexpectedly filing for bankruptcy and creating an exposure for potential loss since the operations of the dealerships were the source of repayment from the borrower. The relationship further deteriorated in the first quarter of 2019 after the court approved debtor in possession plan sponsor discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest. Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to the potential exposure for probable loss. During the first quarter of 2019, in light of the circumstances and management’s evaluation of the relationship, the decision was made to place the relationship on impaired, non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$1,649	$342	$1,367,362	$18,725
Commercial real estate: other construction & land development	936	116	2,215,804	37,305
Commercial real estate: farmland & commercial	517	—	1,932,848	15,004
Commercial real estate: multifamily	152	—	202,298	1,758
Residential: first lien	92	—	431,496	2,782
Residential: junior lien	—	—	686,604	8,452
Consumer	3	—	45,437	323
Foreign	—	—	139,182	466

Total	$3,349	$458	$7,021,031	$84,815

	December 31, 2019
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Domestic
Commercial	$1,935	$249	$1,290,725	$10,895
Commercial real estate: other construction & land development	938	116	2,184,945	18,037
Commercial real estate: farmland & commercial	1,208	—	1,895,539	16,533
Commercial real estate: multifamily	165	—	190,265	1,786
Residential: first lien	6,278	—	427,623	3,762
Residential: junior lien	692	—	705,784	7,535
Consumer	1,195	—	46,605	542
Foreign	264	—	140,785	823

Total	$12,675	$365	$6,882,271	$59,913

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Domestic
Commercial	$1,649	$1,901
Commercial real estate: other construction & land development	936	938
Commercial real estate: farmland & commercial	517	1,208
Commercial real estate: multifamily	152	165
Residential: first lien	624	670
Residential: junior lien	—	—
Consumer	3	4
Total non-accrual loans	$3,881	$4,886

Watch—List Doubtful loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. We have identified these loans through our normal loan review procedures. Watch—List Doubtful loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent. Substantially all of our doubtful loans are measured at the fair value of the collateral. In limited cases, we may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following tables detail key information regarding our impaired loans by loan class at December 31, 2019, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	December 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$510	$516	$249	$514	$—
Commercial real estate: other construction & land development	126	169	116	131	—
Total impaired loans with related allowance	$636	$685	$365	$645	$—

	December 31, 2019
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$1,425	$1,516	$18,794	$2
Commercial real estate: other construction & land development	812	1,133	1,737	—
Commercial real estate: farmland & commercial	1,208	1,841	22,357	—
Commercial real estate: multifamily	165	168	651	—
Residential: first lien	6,278	6,445	6,988	309
Residential: junior lien	692	692	1,023	42
Consumer	1,195	1,196	1,117	—
Foreign	264	264	278	12
Total impaired loans with no related allowance	$12,039	$13,255	$52,945	$365

The following table details key information regarding our impaired loans by loan class at March 31, 2019, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	March 31, 2019
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,325	$1,908
Commercial real estate: other construction & land development	134	169
Commercial real estate: farmland & commercial	24,463	24,774
Total impaired loans with related allowance	$25,922	$26,851

	March 31, 2019
	Quarter to Date
	Average
	Recorded	Interest
	Investment	Recognized
	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$17,370	$1
Commercial real estate: other construction & land development	1,924	—
Commercial real estate: farmland & commercial	2,305	—
Commercial real estate: multifamily	506	—
Residential: first lien	6,239	75
Residential: junior lien	912	11
Consumer	1,075	—
Foreign	288	3
Total impaired loans with no related allowance	$30,619	$90

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Domestic
Commercial	$—	$32
Residential: first lien	3,857	5,608
Residential: junior lien	680	692
Consumer	1,217	1,192
Foreign	256	264
Total troubled debt restructuring	$6,010	$7,788

We are actively working with our customers affected by the current economic crisis arising from COVID-19. We have been offering and are prepared to continue to offer assistance in accordance with current regulatory guidance. That includes continuously reaching out to our customers and, in some cases, offering short-term payment deferral plans. To date, we have approximately $1,270,763,000 in loans with some degree of payment deferrals in our system. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Association (“SBA”), we are actively assisting our customers with applications for loans through the PPP. PPP loans have a two-year term and earn interest at 1%; however, the loans also include some forgiveness provisions that we expect most customers will utilize. These loans are intended to support eight weeks of payroll and other costs to help those businesses remain viable and allow their employees to pay their bills. As of May 5, 2020, we had approved and closed with the SBA 4,528 PPP loans totaling approximately $461,133,000. The PPP loans are fully guaranteed by the U.S. government through the SBA.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at March 31, 2020 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2020 and December 31, 2019:

	March 31, 2020
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$4,226	$776	$1,949	$997	$6,951	$1,362,060	$1,369,011
Commercial real estate: other construction & land development	8,953	1,479	145	145	10,577	2,206,163	2,216,740
Commercial real estate: farmland & commercial	22,566	1,543	47,658	47,658	71,767	1,861,598	1,933,365
Commercial real estate: multifamily	124	—	11	—	135	202,315	202,450
Residential: first lien	4,726	1,326	3,624	3,164	9,676	421,912	431,588
Residential: junior lien	1,509	513	1,173	1,173	3,195	683,409	686,604
Consumer	717	166	60	60	943	44,497	45,440
Foreign	3,466	482	1	1	3,949	135,233	139,182
Total past due loans	$46,287	$6,285	$54,621	$53,198	$107,193	$6,917,187	$7,024,380

	December 31, 2019
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio
	(Dollars in Thousands)
Domestic
Commercial	$3,134	$626	$1,292	$421	$5,052	$1,287,608	$1,292,660
Commercial real estate: other construction & land development	509	55	—	—	564	2,185,319	2,185,883
Commercial real estate: farmland & commercial	8,058	2,031	54,928	54,878	65,017	1,831,730	1,896,747
Commercial real estate: multifamily	313	—	165	—	478	189,952	190,430
Residential: first lien	3,229	1,670	3,660	3,107	8,559	425,342	433,901
Residential: junior lien	1,112	477	1,200	1,200	2,789	703,687	706,476
Consumer	467	75	88	88	630	47,170	47,800
Foreign	1,347	3	11	11	1,361	139,688	141,049
Total past due loans	$18,169	$4,937	$61,344	$59,705	$84,450	$6,810,496	$6,894,946

A summary of the loan portfolio by credit quality indicator by loan class by year of origination at March 31, 2020 is presented below. A summary of the loan portfolio by credit quality indicator presented at December 31, 2019 is based on guidance prior to the adoption of ASU 2016-13 is also presented below:

	2020	2019	2018	2017	2016	Prior	Total
	(Dollars in Thousands)
Balance at March 31, 2020
Domestic
Commercial
Pass	$245,351	$533,082	$270,142	$145,268	$22,269	$13,917	$1,230,029
Special Review	—	71,700	—	—	—	—	71,700
Watch List - Pass	—	11	—	—	—	26	37
Watch List - Substandard	62,569	2,517	504	6	—	—	65,596
Watch List - Doubtful	353	608	455	229	4	—	1,649
Total Commercial	$308,273	$607,918	$271,101	$145,503	$22,273	$13,943	$1,369,011
Commercial real estate: other construction & land development
Pass	$136,898	$1,064,250	$624,498	$238,744	$41,536	$17,556	$2,123,482
Special Review	—	16,106	—	—	—	—	16,106
Watch List - Pass	8,000	35,622	370	—	—	—	43,992
Watch List - Substandard	275	31,804	—	—	145	—	32,224
Watch List - Doubtful	—	812	124	—	—	—	936
Total Commercial real estate: other construction & land development	$145,173	$1,148,594	$624,992	$238,744	$41,681	$17,556	$2,216,740
Commercial real estate: farmland & commercial
Pass	$139,114	$675,730	$385,302	$203,811	$132,509	$215,389	$1,751,855
Special Review	938	—	4,649	175	3,205	421	9,388
Watch List - Pass	16,713	5,956	2,648	124	587	1	26,029
Watch List - Substandard	1,668	52,471	—	2,348	85,594	3,495	145,576
Watch List - Doubtful	—	243	—	41	—	233	517
Total Commercial real estate: farmland & commercial	$158,433	$734,400	$392,599	$206,499	$221,895	$219,539	$1,933,365
Commercial real estate: multifamily
Pass	$10,623	$58,886	$38,954	$64,640	$14,660	$14,535	$202,298
Watch List - Doubtful	141	—	—	—	—	11	152
Total Commercial real estate: multifamily	$10,764	$58,886	$38,954	$64,640	$14,660	$14,546	$202,450
Residential: first lien
Pass	$27,821	$75,150	$88,482	$65,513	$40,903	$132,027	$429,896
Special Review	—	—	—	—	249	—	249
Watch List - Pass	—	—	144	—	—	—	144
Watch List - Substandard	—	—	624	—	51	—	675
Watch List - Doubtful	92	—	—	—	—	532	624
Total Residential: first lien	$27,913	$75,150	$89,250	$65,513	$41,203	$132,559	$431,588
Residential: junior lien
Pass	$33,344	$161,204	$105,315	$127,651	$100,080	$158,201	$685,795
Special Review	—	—	—	809	—	—	809
Total Residential: junior lien	$33,344	$161,204	$105,315	$128,460	$100,080	$158,201	$686,604
Consumer
Pass	$10,732	$28,354	$3,613	$558	$172	$2,008	$45,437
Watch List - Doubtful	—	—	—	—	—	3	3
Total Consumer	$10,732	$28,354	$3,613	$558	$172	$2,011	$45,440
Foreign
Pass	$22,915	$79,118	$17,208	$7,403	$4,614	$7,924	$139,182
Total Foreign	$22,915	$79,118	$17,208	$7,403	$4,614	$7,924	$139,182
Total Loans	$717,547	$2,893,624	$1,543,032	$857,320	$446,578	$566,279	$7,024,380

		December 31, 2019
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired
		(Dollars in Thousands)
Domestic
Commercial	$1,228,110	$569	$39	$62,007	$1,935
Commercial real estate: other construction & land development	2,090,370	18,721	41,949	33,905	938
Commercial real estate: farmland & commercial	1,710,446	13,184	20,183	151,726	1,208
Commercial real estate: multifamily	190,265	—	—	—	165
Residential: first lien	426,546	253	144	680	6,278
Residential: junior lien	704,958	826	—	—	692
Consumer	46,605	—	—	—	1,195
Foreign	140,785	—	—	—	264
Total	$6,538,085	$33,553	$62,315	$248,318	$12,675

The increase in Special Review Commercial loans at March 31, 2020 can be attributed to the movement of a relationship in the oil and gas production business from the Pass category.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2020, 9,414 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the nine months ended March 31, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2019	658,588	$27.55
Plus: Options granted	26,500	16.84
Less:
Options exercised	10,549	21.37
Options expired	—	—
Options forfeited	7,263	29.55
Options outstanding at March 31, 2020	667,276	27.20	5.71	$2,131

Options fully vested and exercisable at March 31, 2020	393,999	$22.02	4.10	$1,825

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2020 and March 31, 2019 is $219,000 and $265,000, respectively. As of March 31, 2020, there was approximately $1,704,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.8 years.

Note 6 — Investment Securities and Equity Securities with Readily Determinable Fair Values

We classify debt securities into one of three categories: held-to maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. In accordance with ASU 2016-13, which we adopted on January 1, 2020, available-for-sale and held-to-maturity debt securities in an unrealized loss position must be evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment should be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. The exception to this process will occur if we intend to sell an impaired available-for-sale debt security or if we will more likely than not be required to sell a credit impaired available-for-sale debt security prior to the value recovering to the security’s amortized cost. In those situations, the entire credit-related impairment amount must be recognized in earnings. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at March 31, 2020 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2020 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,441,216	$79,298	$(182)	$3,520,332	$3,520,332
Obligations of states and political subdivisions	71,395	2,796	(9)	74,182	74,182
Total investment securities	$3,512,611	$82,094	$(191)	$3,594,514	$3,594,514
(1)	Included in the carrying value of residential mortgage-backed securities are $548,581 of mortgage-backed securities issued by Ginnie Mae and $2,971,751 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2019 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value
	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)
	(Dollars in Thousands)
Residential mortgage-backed securities	$3,285,623	$16,534	$(16,609)	$3,285,548	$3,285,548
Obligations of states and political subdivisions	90,447	2,933	(5)	93,375	93,375
Total investment securities	$3,376,070	$19,467	$(16,614)	$3,378,923	$3,378,923
(1)	Included in the carrying value of residential mortgage-backed securities are $521,247 of mortgage-backed securities issued by Ginnie Mae and $2,714,301 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value
	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	355	356
Due after ten years	—	—	71,040	73,826
Residential mortgage-backed securities	—	—	3,441,216	3,520,332
Total investment securities	$2,400	$2,400	$3,512,611	$3,594,514

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $997,342,000 and $1,020,890,000, respectively, at March 31, 2020.

Proceeds from the sale and calls of debt securities available-for-sale were $18,920,000 for the three months ended March 31, 2020, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $5 were realized on the sales and calls for the three months ended March 31, 2020. Proceeds from the sale and call of debt securities available-for-sale were $41,420,000 for the three months ended March 31, 2019, which included $0 of mortgage-backed securities. Gross gains of $2 and gross losses of $6 were realized on the sales and calls for the three months ended March 31, 2019, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2020, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$7,144	$(179)	$361	$(3)	$7,505	$(182)
Obligations of states and political subdivisions	762	(9)	—	—	762	(9)
	$7,906	$(188)	$361	$(3)	$8,267	$(191)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$523,031	$(2,269)	$1,448,109	$(14,340)	$1,971,140	$(16,609)
Obligations of states and political subdivisions	766	(5)	—	—	766	(5)
	$523,797	$(2,274)	$1,448,109	$(14,340)	$1,971,906	$(16,614)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At March 31, 2020 and December 31, 2019, the balance in equity securities with readily determinable fair values recorded at fair value were $6,125,000 and $6,095,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2020 and the three months ended March 31, 2019:

Three Months Ended
March 31, 2020
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$30
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$30

Three Months Ended
March 31, 2019
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$138
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$138

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At March 31, 2020, other borrowed funds totaled $728,465,000, an increase of 16.3% from $626,511,000 at December 31, 2019. The increase in borrowings can be primarily attributed to increased liquidity needs to fund operations, loan activity, and purchases of available-for-sale securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of March 31, 2020, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of March 31, 2020 and December 31, 2019, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At March 31, 2020 and December 31, 2019, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2020:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	4.88%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.53%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	3.41%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.53%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	3.03%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.55 per share on April 3, 2020 to record holders of our common stock on April 1, 2020. We paid cash dividends of $0.50 and $0.55 per share on April 15 and October 15, 2019 to record holders of our common stock on April 1 and September 30, 2019, respectively.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2020, the Board of Directors extended the repurchase program and for the second year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing on March 16, 2020 (previous annual stock repurchase programs began on April 9). Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2020, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 5, 2020, a total of 12,261,282 shares had been repurchased under all programs at a cost of $356,883,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  We believe that as of March 31, 2020, we meet all fully phased-in capital adequacy requirements.

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

As of March 31, 2020, our capital levels exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 18.23% on March 31, 2020 and 18.58% on December 31, 2019. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.03% and 16.65%, risk-weighted Tier 1 capital ratio of 19.45% and 19.80% and risk-weighted total capital ratio of 20.36% and 20.46% at March 31, 2020 and December 31, 2019, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2020, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2020, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our 2019 Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include, among others, the following possibilities:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and such customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, Fed or other sources in the future could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, the repeal of federal prohibitions on the payment of interest on demand deposits.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.
●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, renegotiation and recent changes made to the North American Free Trade Agreement, set to be replaced by the 2018 United States-Mexico-Canada Agreement or the possible imposition of tariffs on imported goods.
●	The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.

●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our allowance for credit losses as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Political instability in the United States or Mexico.
●	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining required regulatory approvals.
●	The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank.
●	Our failure or circumvention of our internal controls and risk management, policies and procedures.
●	Potential impacts of the COVID-19 or similar global pandemics

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 187 facilities and 284 ATMs, and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive based compensation, for fairly compensating employees. The

Subsidiary Banks also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

In March 2020, the World Health Organization recognized the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The spread of COVID-19 and resulting global health crisis has created extreme negative consequences and disruption in global financial markets and has curtailed activity in the governmental, commercial and consumer sectors. Government responses at all levels have included ordering non-essential businesses be closed, mandating that individuals not working in essential businesses restrict their movement, observe social distancing and shelter in place, and, in many communities, cancelling what remained of the school year. The consequence of these actions, and the responses by individuals and businesses affected, has resulted in rapid decreases in consumer and commercial activity, rapid increases in unemployment, disruption in global supply chains, market downturns and volatility, drastic changes in consumer behavior, new legislation in response to the emergency and decreases in interest rates.

We have continued to work with our customers to assist them through these difficult times and we are capitalizing on our strong capital position and strong liquidity to ensure that we are correctly positioned and have the financial strength to navigate the crisis to protect our company, our employees, our customers and our shareholders. In order to protect the health of our employees and customers, while still filling the need in the communities we serve as an essential business, we have taken steps to ensure proper safety protocols are in place, including enforcing local ordinances, discontinuing significant travel, ensuring social distancing, increasing disinfecting of facilities, establishing a human resources hotline to address employee concerns, and establishing a task force to ensure we are making good decisions. For our customers, we are also working with them on a case-by-case basis on temporary deferrals of interest and/or principal payments on loans and responding to other individual needs of those customers in distress.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small businesses through federally guaranteed loans distributed through banks. These loans are intended to support eight weeks of payroll and other costs to help those businesses remain viable and allow their employees to pay their bills. The $350 billion program was fully exhausted on April 16, 2020, though some businesses have now begun refunding amounts received under the PPP due to the United States Treasury Department’s guidance that recipients who do not apply in “good faith” and who had “sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business,” could face repercussions. Subsequently, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“CARES Part II”) was signed into law. CARES Part II provides an additional funding of $320 billion for the PPP program. We have been active participants in helping our customers obtain PPP loans and have underwritten approximately 4,528 loans with an approximate value of $461,133,000.

Future economic conditions remain uncertain and the impact of those conditions on our business also remains uncertain. Our business depends on the willingness and ability of our customers to conduct banking and other financial transactions. Our revenue streams including service charges on deposits and banking and non-banking service charges and fees (ATM and Interchange Income) have been impacted and may continue to be impacted in the future if economic conditions do not improve. Expense control has been a long-time focus and essential element to our long-term profitability. We have kept that focus in mind as we continue to look at operations and create efficiencies and institute cost-control protocols at all levels. We will continue to monitor our efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income and our overhead burden ratio, a ratio of our operating expenses against total assets, closely. We use these measures in determining if we are accomplishing our long-term goals of controlling our costs in order to provide superior returns to our shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2020	December 31, 2019	Percent Increase (Decrease)
	(Dollars in Thousands)
Assets	$12,506,409	$12,112,894	3.2%
Net loans	6,939,107	6,834,668	1.5
Deposits	9,009,888	8,826,034	2.1
Securities sold under repurchase agreements	266,472	236,536	12.7
Other borrowed funds	728,465	626,511	16.3
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	2,142,511	2,118,053	1.2

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)
Interest income	$116,612	$124,063	(6.0)%
Interest expense	13,769	14,654	(6.0)
Net interest income	102,843	109,409	(6.0)
Provision for credit losses	16,836	7,420	126.9
Non-interest income	35,130	36,129	(2.8)
Non-interest expense	76,982	72,951	5.5
Net income	34,838	51,906	(32.9)%

Per common share:
Basic	$.54	$.79	(31.6)%
Diluted	.53	.79	(32.9)

Net Income

Net income for the three months ended March 31, 2020 decreased by 32.9% compared to the same period of 2019. Net income for the three months ended March 31, 2020 was primarily impacted by an increase in the provision for credit losses due to the economic changes that occurred in the first quarter as a result of COVID-19 and the impact of those changes on our first quarter ACL calculation. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. Under the new model, our provision for credit losses increased to $13.3 million, net of tax. Net interest income was negatively impacted by the Federal Reserve Board (“FRB”) action to decrease interest rates in March 2020. Net income for the three months ended March 31, 2019 was positively affected by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio. Interest expense for the three months ended March 31, 2019 increased primarily due to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which had increased because the FRB had been raising interest rates during that period. Net income for 2019 was negatively impacted by an increase in the provision for probable loan losses due to a charge-off of $7.5 million, net of tax, on a relationship that was secured by real property on which car dealerships are operated.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)
Interest Income:
Loans, including fees	$99,230	$102,805	(3.5)%
Investment securities:
Taxable	16,488	19,300	(14.6)
Tax-exempt	766	1,649	(53.5)
Other interest income	128	309	(58.6)

Total interest income	116,612	124,063	(6.0)

Interest expense:
Savings deposits	3,235	4,243	(23.8)
Time deposits	5,970	4,378	36.4
Securities sold under Repurchase agreements	465	589	(21.1)
Other borrowings	2,826	3,494	(19.1)
Junior subordinated interest deferrable debentures	1,273	1,950	(34.7)

Total interest expense	13,769	14,654	(6.0)

Net interest income	$102,843	$109,409	(6.0)%

The decrease in net interest income for the three months ended March 31, 2020 can be attributed to a decrease in interest income on loans and investment securities arising from the recent Federal Reserve Board actions to lower interest rates and a decrease in the average size of the available-for-sale securities portfolio. Net interest income for the three months ended March 31, 2019 was positively impacted by increased levels of interest income arising from an increase in loans outstanding. Interest expense on other borrowings consists of interest expense on FHLB borrowings and has decreased as the level of borrowings outstanding has decreased. Interest expense on savings and time deposits for the same periods also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 45 for the March 31, 2020 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)

Service charges on deposit accounts	$17,637	$17,260	2.2%
Other service charges, commissions and fees
Banking	11,166	10,876	2.7
Non-banking	1,754	1,509	16.2
Investment securities transactions, net	(5)	(4)	25.0
Other investments, net	(231)	3,948	(105.9)
Other income	4,809	2,540	89.3
Total non-interest income	$35,130	$36,129	(2.8)%

Total non-interest income for the three months ended March 31, 2020 decrease by 2.8% compared to the same period of 2019. Net income for the three months ended 2020 was negatively impacted by our share of losses from an equity method investment in which we hold an interest. Non-interest income from other investments for the three months ended March 31, 2019 was positively impacted by our share of income from a real estate development partnership in which it holds a majority interest.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)

Employee compensation and benefits	$36,330	$36,409	(0.2)%
Occupancy	6,899	6,377	8.2
Depreciation of bank premises and equipment	7,109	6,981	1.8
Professional fees	3,970	3,592	10.5
Deposit insurance assessments	—	783	(100.0)
Net expense, other real estate owned	3,002	995	201.7
Advertising	1,984	2,082	(4.7)
Software and software maintenance	4,491	4,497	(0.1)
Other	13,197	11,235	17.5

Total non-interest expense	$76,982	$72,951	5.5%

Non-interest expense for the three months ended March 31, 2020 increased by 5.5% compared to the same period of 2019. The increase can be primarily attributed to an increase in the net cost of operations on other real estate owned due to the ongoing carrying costs. Non-interest expense for the three months ended March 31, 2019 was impacted by an increase in costs on our compensation and benefit plans as a result of our continued review of those plans and necessary increases, remain competitive and compensate our staff based on their performance, as well as an increase in depreciation expense as we continue to invest in our network infrastructure, equipment and facilities.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased 41.5% to $85,273,000 at March 31, 2020 from $60,278,000 at December 31, 2019. The provision for credit losses charged to expense increased 126.9% for the three months ended March 31, 2020 to $16,836,000, compared to $7,420,000 for the same period of 2019. The increase in the allowance for credit losses can be primarily attributed to the economic changes that occurred in the first quarter as a result of COVID-19 and the impact of those changes on our first quarter ACL calculation. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses was 1.21% and .87% of total loans at March 31, 2020 and December 31, 2019, respectively.

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

Loans

Net loans increased by 1.5% to $6,939,107,000 at March 31, 2020, from $6,834,668,000 at December 31, 2019.

Deposits

Deposits increased by 2.1% to $9,009,888,000 at March 31, 2020, compared to $8,826,034,000 at December 31, 2019. Although deposits at March 31, 2020 increased from December 31, 2019, and we have experienced some growth in deposits over the last few years, we are still experiencing a substantial amount of competition for deposits at higher than market rates. As a result, we have attempted to maintain certain deposit relationships but have allowed certain deposits to leave as the result of aggressive pricing by competitors.

Foreign Operations

On March 31, 2020, we had $12,506,409,000 of consolidated assets, of which approximately $139,182,000, or 1.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $141,049,000, or 1.2%, at December 31, 2019. Of the $139,182,000, 87.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 12.1% is secured by foreign real estate or other assets; and 0.1% is unsecured.

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

We consider our estimated ACL as a policy critical to the sound operations of our Subsidiary Banks. We adopted the provisions of Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” on January 1, 2020. ASU 2016-13 replaces the long-standing incurred loss model with an expected credit loss model that recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The ACL is deducted from the amortized cost of an instrument to present the net amount expected to be collected on the financial asset. Our ACL primarily consists of the aggregate ACL estimates of our Subsidiary Banks. The estimates are established through charges to operations in the form of charges to provisions for credit loss expense. Loan losses or recoveries are charged or credited directly to the ACL. The ACL of each Subsidiary Bank is maintained at a level considered appropriate by management, based on estimated current expected credit losses in the current loan portfolio, including information about past events, current conditions and reasonable and supportable forecasts.

The estimation of the ACL is based on a loss-rate methodology that measures lifetime losses on loan pools that have similar risk characteristics. Loans that do not have similar risk characteristics are evaluated on an individual basis. The segmentation of the loan portfolio into pools requires a balancing process between capturing similar risk characteristics and containing sufficient loss history to provide meaningful results.  Our segmentation starts at the general loan category with further sub-segmentation based on collateral types that may be of meaningful size and/or may contain sufficient differences in risk characteristics based on management’s judgement that would warrant further segmentation. The general loan categories along with primary risk characteristics used in our calculation are as follows:

Commercial and industrial loans. This category includes loans extended to a diverse array of businesses for working capital or equipment purchases. These loans are mostly secured by the collateral pledged by the borrower that is directly related to the business activities of the company such as equipment, accounts receivable and inventory. The borrower’s abilities to generate revenues from equipment purchases, collect accounts receivable, and to turn inventory into sales are risk factors in the repayment of the loan. A small portion of this loan category is related to loans secured by oil & gas production and loans secured by aircraft.

Construction and land development loans. This category includes the development of land from unimproved land to lot development for both residential and commercial use and vertical construction across residential and commercial real estate classes. These loans carry risk of repayment when projects incur cost overruns, have an increase in the price of construction materials, encounter zoning, entitlement and environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. Risks specifically related to 1-4 family development loans also include mortgage rate risk and the practice by the mortgage industry of more restrictive underwriting standards, which inhibits the buyer from obtaining long term financing creating excessive housing and lot inventory in the market.

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner occupied commercial properties, and non-owner occupied commercial properties.  Owner occupied commercial properties include warehouses often along the border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail. Non-owner occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry risk of repayment when market values deteriorate, the business experiences turnover in key management, the business has an inability to attract or keep occupancy levels stable, or when the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant.

1-4 family mortgages. This category includes both first and second lien mortgages for the purpose of home purchases or refinancing of existing mortgage loans. A small portion of this loan category is related to home equity lines of credits, lots purchases, and home construction.  Loan repayments may be affected by unemployment or underemployment and deteriorating market values of real estate.

Consumer loans. This category includes deposit secured, vehicle secured, and unsecured loans, including overdrafts, made to individuals. Repayment is primarily affected by unemployment or underemployment.

The loan pools are further broken down using a risk-based segmentation based on internal classifications for commercial loans and past due status for consumer mortgage loans.  Non-mortgage consumer loans are evaluated as one segment.  On a weekly basis, commercial loan past due reports are reviewed by the credit quality committee to determine if a loan has any potential problems and if a loan should be placed on our internal Watch List report. Additionally, our credit department reviews the majority of our loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review. The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation. Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process. After the above analysis is completed, we will determine if a loan should be placed on an internal Watch List report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

Our internal Watch List report is segregated into the following categories: (i) Pass, (ii) Economic Monitoring, (iii) Special Review, (iv) Watch List—Pass, or (v) Watch List—Substandard, and (vi) Watch List—Doubtful.  The loans placed in the Special Review category and lower rated credits reflect our opinion that the loans reflect potential weakness which require monitoring on a more frequent basis. Credits in those categories are reviewed and discussed on a regular basis, no less frequently than quarterly, with the credit department and the lending staff to determine if a change in category is warranted. The loans placed in the Watch List—Pass category and lower rated credits reflect our opinion that the credit contains weaknesses which represent a greater degree of risk, which warrant “extra attention.” Credits in this category are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. The loans placed in the Watch List—Substandard category are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest. Furthermore, there is the possibility that we may sustain some future loss if such weaknesses are not corrected. The loans placed in the Watch List—Doubtful category have shown defined weaknesses and it is likely, based on current information and events, that we will be unable to collect all principal and/or interest amounts contractually due.  Watch List—Doubtful loans are placed on non-accrual when they are moved to that category.

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass credits are aggregated, and the credits in the Watch List—Substandard category remain in their own segment.  For loans that are classified as Watch List—Doubtful, management evaluates these credits in accordance with ASC 310-10, “Receivables,” and, if deemed necessary, a specific reserve is allocated to the loan. The specific reserve allocated under ASC 310-10, is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) net realizable value of the fair value of the collateral if the loan is collateral dependent. Substantially all of our loans evaluated as Watch List—Doubtful under ASC 310-10 are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan under ASC 310-10 if such loan is not collateral dependent.

Within each collectively evaluated pool, the robustness of the lifetime historical loss-rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment.  Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss-rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies, non-accruals and TDR’s, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions.  Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics and geopolitical events.  Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of future credit loss expense.

We have elected to not measure an ACL for accrued interest receivable given our timely approach in identifying and writing off uncollectible accrued interest.  An ACL for off-balance sheet exposure is derived from a projected usage rate of any unfunded commitment multiplied by the historical loss rate, plus model risk adjustment, if any, of the on-balance sheet loan pools.

Our management continually reviews the ACL of the Subsidiary Banks using the amounts determined from the estimates established on specific doubtful loans, the estimate established on quantitative historical loss percentages, and the estimate based on qualitative current conditions and reasonable and supportable two-year forecasted data. Our methodology reverts to the average lifetime loss-rate beyond the forecast period when we can no longer develop reasonable and supportable forecasts.  Should any of the factors considered by management in evaluating the adequacy of the estimate for current expected credit losses change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense. While the calculation of our ACL utilizes management’s best judgment and all information reasonably available, the adequacy of the ACL is dependent on a variety of factors beyond our control, including, among other things, the performance of the entire loan portfolio, the economy, government actions, changes in interest rates and the view of regulatory authorities towards loan classifications.

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2020 and 2019 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. The borrowings from FHLB are primarily short-term in nature and are renewed at maturity. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs. In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available-for-sale securities. We maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be sold, or sold under agreements to repurchase, to provide immediate liquidity. We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At March 31, 2020, shareholders’ equity was $2,142,511,000 compared to $2,118,053,000 at December 31, 2019. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of dividends to shareholders’ and other comprehensive income.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  Management believes, as of March 31, 2020, that we and each of our Subsidiary Banks meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 17.61% on March 31, 2020 and 18.58% on December 31, 2019. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 11.75% and 16.65%, risk-weighted Tier 1 capital ratio of 18.84% and 19.80% and risk-weighted total capital ratio of 19.75% and 20.46% at March 31, 2020 and December 31, 2019, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2020, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2020, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2020 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2020	or Less	1 Year	Years	Years	Total
	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$272,694	$848,964	$2,407,199	$74,182	$3,603,039
Loans, net of non-accruals	5,546,141	168,568	182,214	1,123,576	7,020,499

Total earning assets	$5,818,835	$1,017,532	$2,589,413	$1,197,758	$10,623,538

Cumulative earning assets	$5,818,835	$6,836,367	$9,425,780	$10,623,538

Rate sensitive liabilities

Time deposits	$833,616	$1,033,923	$187,526	$28	$2,055,093
Other interest bearing deposits	3,289,956	—	—	—	3,289,956
Securities sold under repurchase agreements	266,472	—	—	—	266,472
Other borrowed funds	292,000	—	—	436,465	728,465
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$4,816,686	$1,033,923	$187,526	$436,493	$6,474,628

Cumulative sensitive liabilities	$4,816,686	$5,850,609	$6,038,135	$6,474,628

Repricing gap	$1,002,149	$(16,391)	$2,401,887	$761,265	$4,148,910
Cumulative repricing gap	1,002,149	985,758	3,387,645	4,148,910
Ratio of interest-sensitive assets to liabilities	1.21	0.98	13.81	2.74	1.64
Ratio of cumulative, interest-sensitive assets to liabilities	1.21	1.17	1.56	1.64

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2020, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 22 of our 2019 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2019.

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

1A. Risk Factors

We have made the following addition to our risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We may be adversely affected by the world-wide COVID-19 pandemic.

The COVID-19 outbreak may have a direct or indirect adverse impact on certain of our customers. Entire industries within our loan portfolio such as hospitality, restaurants and retail developments have been impacted due to reduced demand related to quarantines, travel restrictions, and other restrictions on business operations. Other industries within our loan portfolio or the communities we serve are likely to experience similar disruptions and economic hardships as the COVID-19 pandemic persists. In addition, COVID-19 and the related response/effects could affect our deposit base, lead to mass layoffs and furloughs, which could impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing the loans, result in loss of revenue or cause us to incur additional expenses. We will continue to monitor and evaluate the effects and risks presented by the COVID-19 pandemic and work to mitigate negative effects on our customer base and various portfolios.

Additionally, the FRB has reduced interest rates substantially in an attempt to boost business and consumer spending and borrowing, which could have a sustained negative impact on our operations. The CARES Act, intended to provide relief to consumers and small businesses, may be less effective than planned as it may be disrupted by operational challenges in successfully implementing all of its provisions in a timely manner and could ultimately prove to be inadequate in scale.

Although we maintain contingency and disaster recovery plans for pandemic outbreaks, we created a dedicated response team to closely monitor developments and provide guidance to management to make decisions. We have taken actions to ensure that infection will not spread in our branches and administrative buildings, including increasing disinfecting of facilities, discontinuing travel, and following national, state and local government recommended safety protocols, including promoting social distancing, frequent hand washing, and the wearing of masks. Our branch facilities have remained open where allowed, while still observing safety protocols. Our electronic services such as ATMs and mobile banking have remained fully operational.

Even with these and future precautions, the continued spread and impact of COVID-19 could negatively impact the availability of key personnel or significant numbers of our staff, who are necessary to conduct our business. Such continued spread and impact could also affect the business and operations of third-party vendors and service providers who perform critical services for our business. If the COVID-19 pandemic continues and mitigation is unsuccessful for a prolonged period of time, we could experience a material adverse effect on our business, financial condition, and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2020, the Board of Directors extended the repurchase program and for the second year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing on March 16, 2020 (previous annual stock repurchase programs began on April 9). Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2020, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 5, 2020, a total of 12,261,282 shares had been repurchased under all programs at a cost of $356,883,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended March 31, 2020.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2020	—	$—	—	$32,209,000
February 1 – February 29, 2020	—	—	—	32,209,000
March 1 – March 31, 2020	1,200,614	24.46	—	39,818,000
Total	1,200,614	$24.46	—
(1)	The repurchase program was extended and increased on March 12, 2020 and allows for the purchase of up to an additional $50,000,000 of common stock through March 16, 2021.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019; and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and March 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 7, 2020	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 7, 2020	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer