Form 10-Q
period 2020-06-30
INTERNATIONAL BANCSHARES CORP
filed 2020-08-06
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	63,267,539 shares outstanding at August 4, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,198,206	$256,820
Investment securities:
Held to maturity debt securities (Market value of $3,400 on June 30, 2020 and 2,400 on December 31, 2019)	3,400	2,400
Available for sale debt securities (Amortized cost of $3,045,135 on June 30, 2020 and $3,376,070 on December 31, 2019)	3,097,734	3,378,923
Equity securities with readily determinable fair values	6,194	6,095
Total investment securities	3,107,328	3,387,418
Loans	7,501,807	6,894,946
Less allowance for credit losses	(94,554)	(60,278)
Net loans	7,407,253	6,834,668
Bank premises and equipment, net	491,998	506,595
Accrued interest receivable	47,684	36,620
Other investments	298,558	318,427
Cash surrender value of life insurance policies	293,234	289,693
Goodwill	282,532	282,532
Other assets	197,729	200,121
Total assets	$13,324,522	$12,112,894

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2020	2019
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,416,744	$3,545,905
Savings and interest bearing demand	3,557,934	3,267,829
Time	2,061,045	2,012,300
Total deposits	10,035,723	8,826,034
Securities sold under repurchase agreements	387,095	236,536
Other borrowed funds	436,419	626,511
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	188,783	171,118
Total liabilities	11,182,662	9,994,841
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,228,578 shares on June 30, 2020 and 96,214,967 shares on December 31, 2019	96,229	96,215
Surplus	148,744	148,075
Retained earnings	2,233,455	2,200,568
Accumulated other comprehensive income	41,319	2,345
	2,519,747	2,447,203
Less cost of shares in treasury, 32,956,273 shares on June 30, 2020 and 31,015,061 on December 31, 2019	(377,887)	(329,150)
Total shareholders’ equity	2,141,860	2,118,053
Total liabilities and shareholders’ equity	$13,324,522	$12,112,894

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$97,764	$105,564	$196,994	$208,369
Investment securities:
Taxable	15,092	19,602	31,580	38,902
Tax-exempt	653	1,377	1,419	3,026
Other interest income	141	317	269	626
Total interest income	113,650	126,860	230,262	250,923

Interest expense:
Savings deposits	1,161	4,249	4,396	8,492
Time deposits	5,319	5,044	11,289	9,422
Securities sold under repurchase agreements	148	591	613	1,180
Other borrowings	2,088	3,513	4,914	7,007
Junior subordinated deferrable interest debentures	1,080	1,681	2,353	3,631

Total interest expense	9,796	15,078	23,565	29,732

Net interest income	103,854	111,782	206,697	221,191

Provision for credit losses	10,989	2,665	27,825	10,085

Net interest income after provision for probable loan losses	92,865	109,117	178,872	211,106

Non-interest income:
Service charges on deposit accounts	12,880	17,610	30,517	34,870
Other service charges, commissions and fees
Banking	11,229	11,764	22,395	22,640
Non-banking	2,030	2,238	3,784	3,747
Investment securities transactions, net	—	(6)	(5)	(10)
Other investments, net	617	(1,703)	386	2,245
Other income	6,840	4,513	11,649	7,053

Total non-interest income	$33,596	$34,416	$68,726	$70,545

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-interest expense:
Employee compensation and benefits	$32,319	$37,246	$68,649	$73,655
Occupancy	5,770	6,580	12,669	12,957
Depreciation of bank premises and equipment	7,190	7,032	14,299	14,013
Professional fees	3,913	3,745	7,883	7,337
Deposit insurance assessments	202	859	202	1,642
Net expense, other real estate owned	2,835	1,203	5,837	2,198
Advertising	1,892	2,081	3,876	4,163
Software and software maintenance	5,257	5,003	9,748	9,500
Other	14,530	15,864	27,726	27,099

Total non-interest expense	73,908	79,613	150,889	152,564

Income before income taxes	52,553	63,920	96,709	129,087

Provision for income taxes	11,044	13,900	20,361	27,161

Net income	$41,509	$50,020	$76,348	$101,926

Basic earnings per common share:

Weighted average number of shares outstanding	63,295,597	65,648,090	64,183,093	65,633,117
Net income	$0.66	$0.76	$1.19	$1.55

Fully diluted earnings per common share:

Weighted average number of shares outstanding	63,397,199	65,867,234	64,313,011	65,849,281
Net income	$0.65	$0.76	$1.19	$1.55

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$41,509	$50,020	$76,348	$101,926
Other comprehensive income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(6,123), $6,685, $10,359 and $13,391)	(23,033)	25,148	38,970	50,374
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, $1, $1 and $2)	—	5	4	8
	(23,033)	25,153	38,974	50,382

Comprehensive income	$18,476	$75,173	$115,322	$152,308

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Six Months ended June 30, 2020 and 2019

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2020	96,226	$96,226	$148,508	$2,191,946	$64,352	$(358,521)	$2,142,511
Net income	—	—	—	41,509	—	—	41,509
Dividends:
Purchase of treasury stock (740,598 shares)	—	—	—	—	—	(19,366)	(19,366)
Exercise of stock options	3	3	59	—	—	—	62
Stock compensation expense recognized in earnings	—	—	177	—	—	—	176
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(23,033)	—	(23,033)
Balance at June 30, 2020	96,229	$96,229	$148,744	$2,233,455	$41,319	$(377,887)	$2,141,860

		Number					Other
		of	Common			Retained	Comprehensive	Treasury
		Shares	Stock	Surplus		Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2019		96,137	$96,137		$146,113	$2,083,219	$(29,405)	$(311,359)	$1,984,705
Net income		—	—		—	50,020	—	—	50,020
Purchase of treasury (1,953 shares)	—		—	—		—	—	(74)	(74)
Exercise of stock options		14	14		262	—	—	—	276
Stock compensation expense recognized in earnings		—	—		239	—	—	—	239
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments		—	—		—	—	25,153	—	25,153
Balance at June 30, 2019		96,151	$96,151		$146,614	$2,133,239	$(4,252)	$(311,433)	$2,060,319

See accompanying notes to consolidated financial statements.

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	96,215	$96,215	$148,075	$2,200,568	$2,345	$(329,150)	$2,118,053
Net income	—	—	—	76,348	—	—	76,348
Dividends:
Cash ($.55 per share)	—	—	—	(35,128)	—	—	(35,128)
Purchase of treasury stock (1,941,212 shares)	—	—	—	—	—	(48,737)	(48,737)
Exercise of stock options	14	14	274	—	—	—	288
Stock compensation expense recognized in earnings	—	—	395	—	—	—	395
Cumulative adjustment for adoption of new accounting standards, net of tax	—	—	—	(8,333)	—	—	(8,333)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	38,974	—	38,974
Balance at June 30, 2020	96,229	$96,229	$148,744	$2,233,455	$41,319	$(377,887)	$2,141,860

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	96,104	$96,104	$145,283	$2,064,134	$(54,634)	$(311,305)	$1,939,582
Net income	—	—	—	101,926	—	—	101,926
Dividends:
Cash ($.50 per share)	—	—	—	(32,821)	—	—	(32,821)
Purchase of treasury stock (3,258 shares)	—	—	—	—	—	(128)	(128)
Exercise of stock options	47	47	827	—	—	—	874
Stock compensation expense recognized in earnings	—	—	504	—	—	—	504
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	50,382	—	50,382
Balance at June 30, 2019	96,151	$96,151	$146,614	$2,133,239	$(4,252)	$(311,433)	$2,060,319

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:

Net income	$76,348	$101,926

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expenses	27,825	10,085
Specific reserve, other real estate owned	537	88
Depreciation of bank premises and equipment	14,299	14,013
Gain on sale of bank premises and equipment	(155)	(194)
Loss (gain) on sale of other real estate owned	13	(639)
Accretion of investment securities discounts	(241)	(186)
Amortization of investment securities premiums	14,877	8,240
Investment securities transactions, net	5	10
Unrealized gain on equity securities with readily determinable fair values	(99)	(190)
Stock based compensation expense	395	504
Losses (earnings) from affiliates and other investments	203	(290)
Deferred income taxes	(14,861)	764
Increase in accrued interest receivable	(11,064)	(1,153)
Decrease (increase) in other assets	244	(25,589)
Increase in other liabilities	28,186	18,028

Net cash provided by operating activities	136,512	125,417

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	18,920	60,695
Purchases of available for sale securities	(458,184)	(380,095)
Principal collected on mortgage backed securities	753,483	317,822
Net increase in loans	(598,176)	(316,959)
Purchases of other investments	(25,329)	(35,766)
Distributions from other investments	26,688	56,181
Purchases of bank premises and equipment	(4,593)	(14,409)
Proceeds from sales of bank premises and equipment	786	1,793
Proceeds from sales of other real estate owned	3,625	1,470

Net cash used in investing activities	$(281,705)	$(309,268)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2020	2019
Financing activities:

Net increase in non-interest bearing demand deposits	$870,839	$100,067
Net increase in savings and interest bearing demand deposits	290,105	36,089
Net increase (decrease) in time deposits	48,745	(4,043)
Net increase in securities sold under repurchase agreements	150,559	11,199
Net (decrease) increase in other borrowed funds	(190,092)	102,711
Redemption of long-term debt	—	(25,774)
Purchase of treasury stock	(48,737)	(128)
Proceeds from stock transactions	288	874
Payments of cash dividends - common	(35,128)	(32,822)

Net cash provided by financing activities	1,086,579	188,173

Increase in cash and cash equivalents	941,386	4,322

Cash and cash equivalents at beginning of period	256,820	316,797

Cash and cash equivalents at end of period	$1,198,206	$321,119

Supplemental cash flow information:
Interest paid	$23,555	$28,602
Income taxes paid	370	27,864
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$2,234	$22,281
Establishment of lease liability and right-of-use asset	—	6,171
Net transfers from bank premises and equipment to other assets	4,260	—

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, and IBC Capital Corporation. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

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

On January 1, 2019, we adopted the provisions of ASU 2016-02, “Leases.” ASU 2016-02 amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining mainly unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is to be applied on a modified retrospective basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. In January 2018, the FASB issued a proposal that provides an additional transition method that would allow entities to not apply the guidance in the update in the comparative periods presented in the consolidated financial statements, but instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of our business model, we primarily own all property we occupy, with the exception of certain branches operating in grocery stores or shopping centers and certain ATM locations that were classified as operating leases under previous guidance. The adoption of the standard did not have a significant impact on our consolidated financial statements. As of the date of adoption, we recorded a right of use asset and a lease liability of approximately $6.4 million. The right of use asset and lease liability are included in other assets and other liabilities, respectively, on our consolidated statement of condition. Amortization of the right of use asset for the three and six months ended June 30, 2020 was $338,000 and $658,000, respectively. Amortization of the right of use asset for the three and six months ended June 30, 2019 was approximately $245,000 and $459,000, respectively, and is included as a part of occupancy expense in our consolidated income statement.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2020 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,023,413	$—	$3,023,413	$—
States and political subdivisions	74,321	—	74,321	—
Equity Securities	6,194	6,194	—	—
	$3,103,928	$6,194	$3,097,734	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2020 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	June 30,	Assets	Inputs	Inputs	During
	2020	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$300	$—	$—	$300	$163
Other real estate owned	2,581	—	—	2,581	537

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2019 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		(in thousands)
		Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2019	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Impaired loans	$826	$—	$—	$826	$43
Other real estate owned	21,614	—	—	21,614	322
Equity investment without a readily determinable fair value	28,166	—	—	28,166	4,775

Our assets measured at fair value on a non-recurring basis at June 30, 2020 are limited to loans classified as Watch List – Doubtful and other real estate owned. At December 31, 2019, asset measured at fair value on a non-recurring basis also included an equity investment without a readily determinable fair value. The fair value of Watch-List Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses. The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of June 30, 2020, we had $1,896,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $1,354,000 had an evaluation performed within the immediately preceding twelve months. As of December 31, 2019, we had approximately $2,955,000 of doubtful commercial collateral dependent loans, of which $1,426,000 had an appraisal performed within the immediately preceding twelve months and of which $847,000 had an evaluation performed within the immediately preceding twelve months.

Our determination to either seek an appraisal or to perform an evaluation begins in weekly credit quality meetings, where the committee analyzes the existing collateral values of the doubtful loans and where obsolete appraisals are identified. In order to determine whether we would obtain a new appraisal or perform an internal evaluation to determine the fair value of the collateral, the credit committee reviews the existing appraisal to determine if the collateral value is reasonable in view of the current use of the collateral and the economic environment related to the collateral. If the analysis of the existing appraisal does not find that the collateral value is reasonable under the current circumstances, we would obtain a new appraisal on the collateral or perform an internal evaluation of the collateral. The ultimate decision to get a new appraisal rests with the independent credit administration group. A new appraisal is not required if an internal evaluation, as performed by in-house experts, is able to appropriately update the original appraisal assumptions to reflect current market conditions and provide an estimate of the collateral’s market value for analysis of the doubtful loan. The internal evaluations must be in writing and contain sufficient information detailing the analysis, assumptions and conclusions, and they must support performing an evaluation in lieu of ordering a new appraisal.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three and six months ended June 30, 2020 and the twelve months ended December 31, 2019, we recorded $18,000, $22,000 and $9,611,000, respectively, in charges to the allowance for credit losses in connection with loans transferred to other real estate owned. For the three and six months ended June 30, 2020 and the twelve months ended December 31, 2019, we recorded $0, $537,000 and $322,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at June 30, 2020 and December 31, 2019 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At June 30, 2020 and December 31, 2019, the carrying amount of fixed rate performing loans was $1,937,171,000 and $1,503,811,000, respectively, and the estimated fair value was $1,859,534,000 and $1,481,239,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2020 and December 31, 2019. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At June 30, 2020 and December 31, 2019, the carrying amount of time deposits was $2,061,045,000 and $2,012,300,000, respectively, and the estimated fair value was $2,055,954,000 and $2,011,950,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at June 30, 2020 and December 31, 2019.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2020 and December 31, 2019.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at June 30, 2020 and December 31, 2019 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At June 30, 2020 and December 31, 2019, the carrying amount of the fixed rate long-term FHLB borrowings was $436,404,000 and $436,511,000, respectively, and the estimated fair value was $500,000,000 and $465,017,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019

	(Dollars in Thousands)
Commercial, financial and agricultural	$3,967,980	$3,379,837
Real estate - mortgage	1,081,380	1,140,377
Real estate - construction	2,277,991	2,185,883
Consumer	42,401	47,800
Foreign	132,055	141,049
Total loans	$7,501,807	$6,894,946

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended June 30, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at March 31, 2020	$19,067	$37,421	$15,004	$1,758	$2,782	$8,452	$323	$466	$85,273
Losses charged to allowance	(2,142)	(19)	—	—	—	(121)	(60)	—	(2,342)
Recoveries credited to allowance	599	1	12	—	1	17	4	—	634
Net (losses) recoveries charged to allowance	(1,543)	(18)	12	—	1	(104)	(56)	—	(1,708)

Provision charged to operations	2,555	3,521	3,695	106	425	616	21	50	10,989

Balance at June 30, 2020	$20,079	$40,924	$18,711	$1,864	$3,208	$8,964	$288	$516	$94,554

	Three Months Ended June 30, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at March 31, 2019	$11,412	$14,789	$25,880	$2,345	$3,546	$7,745	$462	$851	$67,030
Losses charged to allowance	(5,016)	—	(6,878)	—	(1)	(94)	(55)	—	(12,044)
Recoveries credited to allowance	408	56	15	—	10	55	8	—	552
Net (losses) recoveries charged to allowance	(4,608)	56	(6,863)	—	9	(39)	(47)	—	(11,492)

Provision charged to operations	4,976	428	(1,988)	(496)	72	(394)	73	(6)	2,665

Balance at June 30, 2019	$11,780	$15,273	$17,029	$1,849	$3,627	$7,312	$488	$845	$58,203

	Six Months Ended June 30, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2019	$11,145	$18,152	$16,533	$1,786	$3,762	$7,535	$542	$823	$60,278

Adoption of ASU 2016-13	4,247	13,391	(4,292)	(355)	(1,580)	(429)	(225)	(410)	10,347

Losses charged to allowance	(4,961)	(19)	(55)	—	(36)	(121)	(130)	—	(5,322)
Recoveries credited to allowance	1,270	1	21	—	2	120	12	—	1,426
Net (losses) recoveries charged to allowance	(3,691)	(18)	(34)	—	(34)	(1)	(118)	—	(3,896)

Provision charged to operations	8,378	9,399	6,504	433	1,060	1,859	89	103	27,825

Balance at June 30, 2020	$20,079	$40,924	$18,711	$1,864	$3,208	$8,964	$288	$516	$94,554

	Six Months Ended June 30, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2018	$12,596	$15,123	$19,353	$1,808	$3,467	$7,719	$447	$871	$61,384
Losses charged to allowance	(7,780)	—	(6,879)	—	(2)	(100)	(118)	—	(14,879)
Recoveries credited to allowance	1,046	76	298	—	11	157	25	—	1,613
Net (losses) recoveries charged to allowance	(6,734)	76	(6,581)	—	9	57	(93)	—	(13,266)

Provision charged to operations	5,918	74	4,257	41	151	(464)	134	(26)	10,085

Balance at June 30, 2019	$11,780	$15,273	$17,029	$1,849	$3,627	$7,312	$488	$845	$58,203

The increase in credit loss expense for the three and six months ended June 30, 2020 can be primarily attributed to the deteriorating economic conditions occurring in those periods as a result of COVID-19 and the impact of those changes on our ACL calculation for those periods. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model. Impacting the provision for loan loss for the six months ended June 30, 2019 is a relationship that is secured by multiple pieces of real property on which car dealerships are operated. The relationship began deteriorating in the fourth quarter of 2018, triggered by significant fraud by a high level insider of the car dealership resulting in the dealerships unexpectedly filing for bankruptcy and creating an exposure for potential loss since the operations of the dealerships were the source of repayment from the borrower. The relationship further deteriorated in the first quarter of 2019 after the court approved debtor in possession plan sponsor discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest. Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to the potential exposure for probable loss. During the first quarter of 2019, in light of the circumstances and management’s evaluation of the relationship, the decision was made to classify the relationship as doubtful (previously referred to as impaired prior to the adoption of ASU 2016-13), non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million. During the second quarter of 2019, management continued to evaluate the relationship and decided to foreclose on the underlying real estate collateral, resulting in a charge-off of approximately $9,500,000, reflected in the tables above as part of the Commercial and Commercial Real Estate: Farmland and Commercial categories.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$1,595	$412	$1,805,896	$19,667
Commercial real estate: other construction & land development	914	116	2,277,077	40,808
Commercial real estate: farmland & commercial	536	—	1,971,098	18,711
Commercial real estate: multifamily	137	—	188,718	1,864
Residential: first lien	252	—	421,286	3,208
Residential: junior lien	41	—	659,801	8,964
Consumer	3	—	42,398	288
Foreign	—	—	132,055	516

Total	$3,478	$528	$7,498,329	$94,026

	December 31, 2019
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$1,935	$249	$1,290,725	$10,895
Commercial real estate: other construction & land development	938	116	2,184,945	18,037
Commercial real estate: farmland & commercial	1,208	—	1,895,539	16,533
Commercial real estate: multifamily	165	—	190,265	1,786
Residential: first lien	6,278	—	427,623	3,762
Residential: junior lien	692	—	705,784	7,535
Consumer	1,195	—	46,605	542
Foreign	264	—	140,785	823

Total	$12,675	$365	$6,882,271	$59,913

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(Dollars in Thousands)
Domestic
Commercial	$1,595	$1,901
Commercial real estate: other construction & land development	914	938
Commercial real estate: farmland & commercial	536	1,208
Commercial real estate: multifamily	137	165
Residential: first lien	876	670
Residential: junior lien	41	—
Consumer	3	4
Total non-accrual loans	$4,102	$4,886

Watch—List Doubtful loans are those loans where it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. We have identified these loans through our normal loan review procedures. Watch—List Doubtful loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral, if the loan is collateral dependent. Substantially all of our doubtful loans are measured at the fair value of the collateral. In limited cases, we may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

The following tables detail key information regarding our doubtful (previously referred to as impaired prior to the adoption of ASU 2016-13) loans by loan class at December 31, 2019, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	December 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$510	$516	$249	$514	$—
Commercial real estate: other construction & land development	126	169	116	131	—
Total impaired loans with related allowance	$636	$685	$365	$645	$—

	December 31, 2019
		Unpaid	Average
	Recorded	Principal	Recorded	Interest
	Investment	Balance	Investment	Recognized

	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$1,425	$1,516	$16,194	$3
Commercial real estate: other construction & land development	812	1,133	2,151	—
Commercial real estate: farmland & commercial	1,208	1,841	36,632	—
Commercial real estate: multifamily	165	168	565	—
Residential: first lien	6,278	6,445	7,136	305
Residential: junior lien	692	692	976	44
Consumer	1,195	1,196	1,211	2
Foreign	264	264	327	14
Total impaired loans with no related allowance	$12,039	$13,255	$65,192	$368

The following table details key information regarding our doubtful (previously referred to as impaired prior to the adoption of ASU 2016-13) loans by loan class at June 30, 2019, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	June 30, 2019
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized

	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$1,316	$—	$1,322	$—
Commercial real estate: other construction & land development	132	—	133	—
Commercial real estate: farmland & commercial	2,369	—	2,369	—
Total impaired loans with related allowance	$3,817	$—	$3,824	$—

	June 30, 2019
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized

	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$16,788	$1	$17,078	$1
Commercial real estate: other construction & land development	1,792	—	1,813	—
Commercial real estate: farmland & commercial	14,203	—	20,551	—
Commercial real estate: multifamily	507	—	507	—
Residential: first lien	6,480	78	6,579	153
Residential: junior lien	1,028	11	1,033	22
Consumer	1,046	—	1,063	—
Foreign	281	3	285	6
Total impaired loans with no related allowance	$42,125	$93	$48,909	$182

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

	June 30, 2020	December 31, 2019

	(Dollars in Thousands)
Domestic
Commercial	$—	$32
Residential: first lien	3,834	5,608
Residential: junior lien	670	692
Consumer	1,007	1,192
Foreign	249	264
Total troubled debt restructuring	$5,760	$7,788

We are actively working with our customers affected by the current economic crisis arising from COVID-19. We have been offering and are prepared to continue to offer assistance in accordance with current regulatory guidance. That includes continuously reaching out to our customers and, in some cases, offering short-term payment deferral plans. To date, we have approximately $1,853,640,000 in loans with some degree of payment deferrals in our system. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Association (“SBA”), we are actively assisting our customers with applications for loans through the PPP. PPP loans earn interest at 1% and PPP loans made prior to June 5, 2020 have a two-year term, while those made after June 5, 2020 have a five-year term; however, PPP loans also include forgiveness provisions that we expect most customers will utilize. PPP loans are intended to support up to 24 weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. As of August 5, 2020, we had approved and closed with the SBA 4,914 PPP loans totaling approximately $454,259,000. The PPP loans are fully guaranteed by the U.S. government through the SBA.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at June 30, 2020 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at June 30, 2020 and December 31, 2019:

	June 30, 2020
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$1,910	$7,610	$2,057	$1,339	$11,577	$1,795,914	$1,807,491
Commercial real estate: other construction & land development	2,821	653	118	118	3,592	2,274,399	2,277,991
Commercial real estate: farmland & commercial	24,359	1,036	49,827	49,584	75,222	1,896,412	1,971,634
Commercial real estate: multifamily	124	—	—	—	124	188,731	188,855
Residential: first lien	5,157	1,944	4,013	3,434	11,114	410,424	421,538
Residential: junior lien	739	1,784	1,418	1,377	3,941	655,901	659,842
Consumer	488	40	119	116	647	41,754	42,401
Foreign	2,699	174	277	277	3,150	128,905	132,055
Total past due loans	$38,297	$13,241	$57,829	$56,245	$109,367	$7,392,440	$7,501,807

	December 31, 2019
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$3,134	$626	$1,292	$421	$5,052	$1,287,608	$1,292,660
Commercial real estate: other construction & land development	509	55	—	—	564	2,185,319	2,185,883
Commercial real estate: farmland & commercial	8,058	2,031	54,928	54,878	65,017	1,831,730	1,896,747
Commercial real estate: multifamily	313	—	165	—	478	189,952	190,430
Residential: first lien	3,229	1,670	3,660	3,107	8,559	425,342	433,901
Residential: junior lien	1,112	477	1,200	1,200	2,789	703,687	706,476
Consumer	467	75	88	88	630	47,170	47,800
Foreign	1,347	3	11	11	1,361	139,688	141,049
Total past due loans	$18,169	$4,937	$61,344	$59,705	$84,450	$6,810,496	$6,894,946

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at June 30, 2020 is presented below. A summary of the loan portfolio by credit quality indicator presented at December 31, 2019, based on guidance prior to the adoption of ASU 2016-13, is also presented below:

	2020	2019	2018	2017	2016	Prior	Total

	(Dollars in Thousands)
Balance at June 30, 2020
Domestic
Commercial
Pass	$909,494	$373,023	$212,414	$140,118	$20,898	$12,645	$1,668,592
Special Review	71,497	569	—	—	—	—	72,066
Watch List - Pass	530	33,949	29,644	—	—	25	64,148
Watch List - Substandard	—	3	708	—	378	—	1,089
Watch List - Doubtful	813	330	214	221	18	—	1,596
Total Commercial	$982,334	$407,874	$242,980	$140,339	$21,294	$12,670	$1,807,491
Commercial real estate: other construction & land development
Pass	$426,830	$951,765	$622,403	$186,950	$14,952	$13,165	$2,216,065
Special Review	16,106	—	—	—	—	—	16,106
Watch List - Pass	16,587	27,782	160	—	—	1	44,530
Watch List - Substandard	376	—	—	—	—	—	376
Watch List - Doubtful	120	793	—	—	—	1	914
Total Commercial real estate: other construction & land development	$460,019	$980,340	$622,563	$186,950	$14,952	$13,167	$2,277,991
Commercial real estate: farmland & commercial
Pass	$373,126	$558,263	$339,142	$184,595	$201,642	$169,981	$1,826,749
Special Review	938	—	4,702	175	3,207	420	9,442
Watch List - Pass	22,701	7,933	22,300	8,878	7,448	—	69,260
Watch List - Substandard	3,371	55,639	192	2,312	637	3,496	65,647
Watch List - Doubtful	—	243	—	39	—	254	536
Total Commercial real estate: farmland & commercial	$400,136	$622,078	$366,336	$195,999	$212,934	$174,151	$1,971,634
Commercial real estate: multifamily
Pass	$24,964	$59,134	$17,867	$64,576	$9,704	$12,473	$188,718
Watch List - Doubtful	137	—	—	—	—	—	137
Total Commercial real estate: multifamily	$25,101	$59,134	$17,867	$64,576	$9,704	$12,473	$188,855
Residential: first lien
Pass	$41,868	$71,145	$83,502	$61,827	$39,018	$123,421	$420,781
Special Review	—	—	—	—	245	—	245
Watch List - Pass	—	14	129	—	—	—	143
Watch List - Substandard	—	—	67	—	50	—	117
Watch List - Doubtful	89	—	—	—	91	72	252
Total Residential: first lien	$41,957	$71,159	$83,698	$61,827	$39,404	$123,493	$421,538
Residential: junior lien
Pass	$111,607	$139,225	$85,274	$106,161	$82,878	$133,846	$658,991
Special Review	—	—	—	810	—	—	810
Watch List- Doubtful	—	—	41	—	—	—	41
Total Residential: junior lien	$111,607	$139,225	$85,315	$106,971	$82,878	$133,846	$659,842
Consumer
Pass	$19,513	$18,497	$2,387	$404	$152	$1,445	$42,398
Watch List - Doubtful	—	—	—	—	—	3	3
Total Consumer	$19,513	$18,497	$2,387	$404	$152	$1,448	$42,401
Foreign
Pass	$50,234	$49,072	$14,545	$6,972	$4,155	$7,077	$132,055
Total Foreign	$50,234	$49,072	$14,545	$6,972	$4,155	$7,077	$132,055
Total Loans	$2,090,901	$2,347,379	$1,435,691	$764,038	$385,473	$478,325	$7,501,807

		December 31, 2019
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired

		(Dollars in Thousands)
Domestic
Commercial	$1,228,110	$569	$39	$62,007	$1,935
Commercial real estate: other construction & land development	2,090,370	18,721	41,949	33,905	938
Commercial real estate: farmland & commercial	1,710,446	13,184	20,183	151,726	1,208
Commercial real estate: multifamily	190,265	—	—	—	165
Residential: first lien	426,546	253	144	680	6,278
Residential: junior lien	704,958	826	—	—	692
Consumer	46,605	—	—	—	1,195
Foreign	140,785	—	—	—	264
Total	$6,538,085	$33,553	$62,315	$248,318	$12,675

The increase in Special Review Commercial loans at June 30, 2020 can be attributed to the movement of a relationship in the oil and gas production business from the Pass category. The increase in Watch-List Pass commercial loans at June 30, 2020 can be attributed to the downgrade of two relationships. One is in the oil and gas production business, and one is for vehicle floor plan financing. The decrease in Watch-List Substandard loans for the same period can be attributed to the upgrade of a relationship in the aircraft purchasing and leasing business to Pass. The decrease in Watch-List Substandard Commercial Real Estate Construction and Land Development loans can be attributed to the upgrade of a relationship in the real estate development business to Pass. The increase in Watch-List Pass Commercial Real Estate Farmland and Commercial loans can be attributed to the downgrade of a relationship secured by commercial real estate from Pass. The decrease in Watch-List Substandard loans in the same category can be attributed to the upgrade of a relationship secured by a resort to Pass.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of June 30, 2020, 8,602 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2019	658,588	$27.55
Plus: Options granted	29,500	17.57
Less:
Options exercised	13,611	21.15
Options expired	—	—
Options forfeited	9,451	30.35
Options outstanding at June 30, 2020	665,026	27.20	5.49	$4,591

Options fully vested and exercisable at June 30, 2020	411,269	$22.86	4.06	$3,968

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2020 was $176,000 and $395,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2019 was $239,000 and $504,000, respectively. As of June 30, 2020, there was approximately $1,576,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.8 years.

Note 6 — Investment Securities and Equity Securities with Readily Determinable Fair Values

We classify debt securities into one of three categories: held-to maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. In accordance with ASU 2016-13, which we adopted on January 1, 2020, available-for-sale and held-to-maturity debt securities in an unrealized loss position must be evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment would be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. The exception to this process will occur if we intend to sell an impaired available-for-sale debt security or if we will more likely than not be required to sell a credit impaired available-for-sale debt security prior to the value recovering to the security’s amortized cost. In those situations, the entire credit-related impairment amount would be required to be recognized in earnings. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at June 30, 2020 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at June 30, 2020 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$2,973,842	$53,188	$(3,617)	$3,023,413	$3,023,413
Obligations of states and political subdivisions	71,293	3,041	(13)	74,321	74,321
Total investment securities	$3,045,135	$56,229	$(3,630)	$3,097,734	$3,097,734
(1)	Included in the carrying value of residential mortgage-backed securities are $506,404 of mortgage-backed securities issued by Ginnie Mae and $2,517,009 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2019 are as follows:

Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400

Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$3,285,623	$16,534	$(16,609)	$3,285,548	$3,285,548
Obligations of states and political subdivisions	90,447	2,933	(5)	93,375	93,375
Total investment securities	$3,376,070	$19,467	$(16,614)	$3,378,923	$3,378,923
(1)	Included in the carrying value of residential mortgage-backed securities are $521,247 of mortgage-backed securities issued by Ginnie Mae and $2,714,301 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	2,200	2,200	—	—
Due after five years through ten years	—	—	355	356
Due after ten years	—	—	70,938	73,965
Residential mortgage-backed securities	—	—	2,973,842	3,023,413
Total investment securities	$3,400	$3,400	$3,045,135	$3,097,734

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,151,578,000 and $1,170,646,000, respectively, at June 30, 2020.

Proceeds from the sale and calls of debt securities available-for-sale were $0 and $18,920,000 for the three and six months ended June 30, 2020, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $0 and $5, respectively, were realized on the sales and calls for the three and six months ended June 30, 2020. Proceeds from the sale and call of debt securities available-for-sale were $19,275,000 and $60,695,000 for the three and six months ended June 30, 2019, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $1 and $3 and gross losses of $7 and $13 were realized on the sales and calls for the three and six months ended June 30, 2019, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at June 30, 2020, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$588,298	$(3,617)	$—	$—	$588,298	$(3,617)
Obligations of states and political subdivisions	758	(13)	—	—	758	(13)
	$589,056	$(3,630)	$—	$—	$589,056	$(3,630)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At June 30, 2020 and December 31, 2019, the balance in equity securities with readily determinable fair values recorded at fair value were $6,194,000 and $6,095,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019:

Three Months Ended
June 30, 2020
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$69
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$69

Six Months Ended
June 30, 2020
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$99
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$99

Three Months Ended
June 30, 2019
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$52
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$52

Six Months Ended
June 30, 2019
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$190
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$190

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At June 30, 2020, other borrowed funds totaled $436,419,000, a decrease of 30.3% from $626,511,000 at December 31, 2019. The decrease in borrowings can be primarily attributed to increased liquidity arising from deposit activity and principal and interest payments from available-for-sale debt securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of June 30, 2020, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of June 30, 2020 and December 31, 2019, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At June 30, 2020 and December 31, 2019, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2020:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	4.27%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.05%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	2.34%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.05%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.80%	LIBOR	+	1.45	September 2037	September 2012
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

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2020, the Board of Directors extended the repurchase program and for the second year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing on March 16, 2020 (previous annual stock repurchase programs began on April 9). Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2020, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 4, 2020, a total of 12,267,402 shares had been repurchased under all programs at a cost of $357,054,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  We believe that as of June 30, 2020, we meet all fully phased-in capital adequacy requirements.

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

As of June 30, 2020, our capital levels exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 18.56% on June 30, 2020 and 18.58% on December 31, 2019. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.20% and 16.65%, risk-weighted Tier 1 capital ratio of 19.78% and 19.80% and risk-weighted total capital ratio of 20.78% and 20.46% at June 30, 2020 and December 31, 2019, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of June 30, 2020, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2020, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our 2019 Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include, among others, the following possibilities:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and such customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, Fed or other sources in the future could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, the repeal of federal prohibitions on the payment of interest on demand deposits.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.
●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, renegotiation and recent changes made to the North American Free Trade Agreement, set to be replaced by the 2018 United States-Mexico-Canada Agreement or the possible imposition of tariffs on imported goods.
●	The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.

●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our allowance for credit losses as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Political instability in the United States or Mexico.
●	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining required regulatory approvals.
●	The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank.
●	Our failure or circumvention of our internal controls and risk management, policies and procedures.
●	Potential direct and indirect impacts, risks, and uncertainties associated with the COVID-19 or similar global pandemics.

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 187 facilities and 282 ATMs, and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a broker/dealer and a fifty percent interest in an investment banking unit that owns a broker/dealer. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

In March 2020, the World Health Organization recognized the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The spread of COVID-19 and resulting global health crisis has created extreme negative consequences and disruption in global financial markets and has curtailed activity in the governmental, commercial and consumer sectors. Government responses at all levels have included ordering non-essential businesses be closed, mandating that individuals not working in essential businesses restrict their movement, observing social distancing and shelter in place, and, in many communities, cancelling what remained of the school year. The consequences of these actions, and the responses by individuals and businesses affected, has resulted in rapid decreases in consumer and commercial activity, rapid increases in unemployment, disruption in global supply chains, market downturns and volatility, drastic changes in consumer behavior, new legislation in response to the emergency and decreases in interest rates.

We have continued to work with our customers to assist them through these difficult times and we are capitalizing on our strong capital position and strong liquidity to ensure that we are correctly positioned and have the financial strength to navigate the crisis to protect our company, our employees, our customers and our shareholders. In order to protect the health of our employees and customers, while still filling the needs in the communities we serve as an essential business, we have taken steps to ensure proper safety protocols are in place, including enforcing local ordinances, discontinuing significant travel, ensuring social distancing, increasing disinfecting of facilities, establishing a human resources hotline to address employee concerns, and establishing a task force to ensure we are making good decisions. For our customers, we are also working with them on a case-by-case basis on temporary deferrals of interest and/or principal payments on loans and responding to other individual needs of those customers in distress.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small businesses through federally guaranteed loans distributed through banks. These loans were originally intended to support eight weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. Subsequently, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“CARES Part II”) was signed into law. CARES Part II provides an additional funding of $320 billion for the PPP program. Then, on June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA, among other things, extended the period of time that businesses could spend PPP loan proceeds on payroll and other eligible costs from eight weeks to the earlier of 24 weeks or December 31, 2020. We have been active participants in helping our customers obtain PPP loans and have underwritten approximately 4,914 loans with an approximate value of $454,259,000.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2020	December 31, 2019	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$13,324,522	$12,112,894	10.0%
Net loans	7,407,253	6,834,668	8.4
Deposits	10,035,723	8,826,034	13.7
Securities sold under repurchase agreements	387,095	236,536	63.7
Other borrowed funds	436,419	626,511	(30.3)
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	2,141,860	2,118,053	1.1

Consolidated Statements of Income Information

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Interest income	$113,650	$126,860	(10.4)%	$230,262	$250,923	(8.2)%
Interest expense	9,796	15,078	(35.0)	23,565	29,732	(20.7)
Net interest income	103,854	111,782	(7.1)	206,697	221,191	(6.6)
Provision for probable loan losses	10,989	2,665	312.3	27,825	10,085	175.9
Non-interest income	33,596	34,416	(2.4)	68,726	70,545	(2.6)
Non-interest expense	73,908	79,613	(7.2)	150,889	152,564	(1.1)
Net income	41,509	50,020	(17.0)%	76,348	101,926	(25.1)%

Per common share:
Basic	$.66	$.76	(13.2)%	$1.19	$1.55	(23.2)%
Diluted	.65	.76	(14.5)	1.19	1.55	(23.2)

Net Income

Net income for the three and six months ended June 30, 2020 decreased by 17.0% and 25.1% compared to the same period of 2019. Net income for the three and six months ended June 30, 2020 was primarily impacted by an increase in the provision for credit losses due to the economic changes that occurred in the first and second quarter as a result of COVID-19 and the impact of those changes on our ACL calculation for those periods. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The impact of the adoption resulted in a charge to capital of $8.3 million, net of tax. Net interest income was negatively impacted by the Federal Reserve Board (“FRB”) action to decrease interest rates in March 2020. Net income for the three and six months ended June 30, 2019 was positively affected by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio. Interest expense for the three and six months ended June 30, 2019 increased primarily due to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which had increased because the FRB had been raising interest rates during that period. Net income for 2019 was negatively impacted by an increase in the provision for probable loan losses due to a charge-off of $7.5 million, net of tax, on a relationship that was secured by real property on which car dealerships are operated.

Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Interest Income:
Loans, including fees	$97,764	$105,564	(7.4)%	$196,994	$208,369	(5.5)%
Investment securities:
Taxable	15,092	19,602	(23.0)	31,580	38,902	(18.8)
Tax-exempt	653	1,377	(52.6)	1,419	3,026	(53.1)
Other interest income	141	317	(55.5)	269	626	(57.0)

Total interest income	113,650	126,860	(10.4)	230,262	250,923	(8.2)

Interest expense:
Savings deposits	1,161	4,249	(72.7)	4,396	8,492	(48.2)
Time deposits	5,319	5,044	5.5	11,289	9,422	19.8
Securities sold under Repurchase agreements	148	591	(75.0)	613	1,180	(48.1)
Other borrowings	2,088	3,513	(40.6)	4,914	7,007	(29.9)
Junior subordinated interest deferrable debentures	1,080	1,681	(35.8)	2,353	3,631	(35.2)

Total interest expense	9,796	15,078	(35.0)	23,565	29,732	(20.7)

Net interest income	$103,854	$111,782	(7.1)%	$206,697	$221,191	(6.6)%

The decrease in net interest income for the three and six months ended June 30, 2020 can be attributed to a decrease in interest income on loans and investment securities arising from the recent Federal Reserve Board actions to lower interest rates and a decrease in the average size of the available-for-sale securities portfolio. Net interest income for the three and six months ended June 30, 2019 was positively impacted by increased levels of interest income arising from an increase in loans outstanding. Interest expense on other borrowings consists of interest expense on FHLB borrowings and has decreased as the level of borrowings outstanding has decreased. Interest expense on savings and time deposits for the same periods also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 48 for the June 30, 2020 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)

Service charges on deposit accounts	$12,880	$17,610	(26.9)%	$30,517	$34,870	(12.5)%
Other service charges, commissions and fees
Banking	11,229	11,764	(4.5)	22,395	22,640	(1.1)
Non-banking	2,030	2,238	(9.3)	3,784	3,747	1.0
Investment securities transactions, net	—	(6)	(100.0)	(5)	(10)	(50.0)
Other investments, net	617	(1,703)	(136.2)	386	2,245	(82.8)
Other income	6,840	4,513	51.6	11,649	7,053	65.2
Total non-interest income	$33,596	$34,416	(2.4)%	$68,726	$70,545	(2.6)%

Total non-interest income for the three and six months ended June 30, 2020 decreased by 2.4% and 2.6%, respectively, compared to the same periods of 2019. Income from service charges on deposits decreased for the three and six months ended June 30, 2020 compared to the same periods of 2019 due to a decrease in customer activity as a result of the current economic environment and continued impact of the COVID-19 pandemic on day-to-day activities. Non-interest income from other investments for the three and six months ended June 30, 2019 was positively impacted by our share of income from a real estate development partnership in which we hold a majority interest.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)

Employee compensation and benefits	$32,319	$37,246	(13.2)%	$68,649	$73,655	(6.8)%
Occupancy	5,770	6,580	(12.3)	12,669	12,957	(2.2)
Depreciation of bank premises and equipment	7,190	7,032	2.2	14,299	14,013	2.0
Professional fees	3,913	3,745	4.5	7,883	7,337	7.4
Deposit insurance assessments	202	859	(76.5)	202	1,642	(87.7)
Net expense, other real estate owned	2,835	1,203	135.7	5,837	2,198	165.6
Advertising	1,892	2,081	(9.1)	3,876	4,163	(6.9)
Software and software maintenance	5,257	5,003	5.1	9,748	9,500	2.6
Other	14,530	15,864	(8.4)	27,726	27,099	2.3

Total non-interest expense	$73,908	$79,613	(7.2)%	$150,889	$152,564	(1.1)%

Non-interest expense for the three and six months ended June 30, 2020 decreased by 7.2% and 1.1%, respectively, compared to the same periods of 2019. The decrease is primarily due to our employee compensation and benefits reductions, and is primarily being driven by efforts to right-size and closely manage our workforce commensurate with decreased activities in our branches arising from the COVID-19 pandemic while ensuring that we are able to continue to serve our customers.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased 56.9% to $94,554,000 at June 30, 2020 from $60,278,000 at December 31, 2019. The provision for credit losses charged to expense increased 312.3% and 175.9% for the three and six months ended June 30, 2020 to $10,989,000 and $27,825,000, respectively compared to $2,665,000 and $10,085,000 for the same periods of 2019. The increase in the allowance for credit losses can be primarily attributed to the deteriorating economic conditions occurring in those periods as a result of COVID-19 and the impact of those changes on our ACL calculation. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses was 1.26% and .87% of total loans at June 30, 2020 and December 31, 2019, respectively.

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

Loans

Net loans increased by 8.4% to $7,407,253,000 at June 30, 2020, from $6,834,668,000 at December 31, 2019.

Deposits

Deposits increased by 13.7% to $10,035,723,000 at June 30, 2020, compared to $8,826,034,000 at December 31, 2019. Deposits during the current economic environment have increased as customers have received proceeds from CARES Act programs, such as stimulus payments and PPP loan proceeds, and presumably decided to save and preserve cash instead of spending during these uncertain times.

Foreign Operations

On June 30, 2020, we had $13,324,522,000 of consolidated assets, of which approximately $132,055,000, or 1.0%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $141,049,000, or 1.2%, at December 31, 2019. Of the $132,055,000, 88.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 11.2% is secured by foreign real estate or other assets; and 0.1% is unsecured.

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

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At June 30, 2020, shareholders’ equity was $2,141,860,000 compared to $2,118,053,000 at December 31, 2019. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of dividends to shareholders, an increase in the level of treasury stock and an increase in other comprehensive income.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  Management believes, as of June 30, 2020, that we and each of our Subsidiary Banks meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 18.56% on June 30, 2020 and 18.58% on December 31, 2019. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.20% and 16.65%, risk-weighted Tier 1 capital ratio of 19.78% and 19.80% and risk-weighted total capital ratio of 20.78% and 20.46% at June 30, 2020 and December 31, 2019, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of June 30, 2020, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2020, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 2020 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
June 30, 2020	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$323,668	$920,842	$1,788,497	$74,321	$3,107,328
Loans, net of non-accruals	5,497,732	172,959	651,181	1,175,833	7,497,705

Total earning assets	$5,821,400	$1,093,801	$2,439,678	$1,250,154	$10,605,033

Cumulative earning assets	$5,821,400	$6,915,201	$9,354,879	$10,605,033

Rate sensitive liabilities

Time deposits	$902,182	$970,902	$187,944	$17	$2,061,045
Other interest bearing deposits	3,557,934	—	—	—	3,557,934
Securities sold under repurchase agreements	375,735	11,360	—	—	387,095
Other borrowed funds	—	—	—	436,419	436,419
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$4,970,493	$982,262	$187,944	$436,436	$6,577,135

Cumulative sensitive liabilities	$4,970,493	$5,952,755	$6,140,699	$6,577,135

Repricing gap	$850,907	$111,539	$2,251,734	$813,718	$4,027,898
Cumulative repricing gap	850,907	962,446	3,214,180	4,027,898
Ratio of interest-sensitive assets to liabilities	1.17	1.11	12.98	2.86	1.61
Ratio of cumulative, interest-sensitive assets to liabilities	1.17	1.16	1.52	1.61

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and six months ended June 30, 2020, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 22 of our 2019 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2019.

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

The COVID-19 outbreak has had and may continue to have a direct or indirect adverse impact on certain of our customers. Entire industries within our loan portfolio such as hospitality, restaurants and retail developments have been impacted due to reduced demand related to quarantines, travel restrictions, and other restrictions on business operations. Other industries within our loan portfolio or the communities we serve have experienced and are likely to continue to experience similar disruptions and economic hardships as the COVID-19 pandemic persists. In addition, COVID-19 and the related response/effects have affected and could continue to affect our deposit base, lead to mass layoffs and furloughs, which could impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing the loans, result in loss of revenue or cause us to incur additional expenses. We will continue to monitor and evaluate the effects and risks presented by the COVID-19 pandemic and work to mitigate negative effects on our customer base and various portfolios.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2020, the Board of Directors extended the repurchase program and for the second year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing on March 16, 2020 (previous annual stock repurchase programs began on April 9). Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2020, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 4, 2020, a total of 12,267,402 shares had been repurchased under all programs at a cost of $357,054,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended June 30, 2020.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
April 1 – April 30, 2020	739,494	$26.15	739,494	$20,483,000
May 1 – May 31, 2020	—	—	—	20,483,000
June 1 – June 30, 2020	1,104	28.05	1,104	20,452,000
Total	740,598	$26.15	740,598
(1)	The repurchase program was extended and increased on March 12, 2020 and allows for the purchase of up to an additional $50,000,000 of common stock through March 16, 2021.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019; and (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and June 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 6, 2020	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 6, 2020	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer