Form 10-Q
period 2020-09-30
INTERNATIONAL BANCSHARES CORP
filed 2020-11-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	63,275,376 shares outstanding at November 3, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,249,396	$256,820
Investment securities:
Held to maturity debt securities (Market value of $3,400 on September 30, 2020 and $2,400 on December 31, 2019)	3,400	2,400
Available for sale debt securities (Amortized cost of $3,257,601 on September 30, 2020 and $3,376,070 on December 31, 2019)	3,298,840	3,378,923
Equity securities with readily determinable fair values	6,182	6,095
Total investment securities	3,308,422	3,387,418
Loans	7,589,235	6,894,946
Less allowance for credit losses	(102,165)	(60,278)
Net loans	7,487,070	6,834,668
Bank premises and equipment, net	486,601	506,595
Accrued interest receivable	36,044	36,620
Other investments	266,484	318,427
Cash surrender value of life insurance policies	290,683	289,693
Goodwill	282,532	282,532
Other assets	184,542	200,121
Total assets	$13,591,774	$12,112,894

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2020	2019
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,522,100	$3,545,905
Savings and interest bearing demand	3,690,904	3,267,829
Time	2,093,729	2,012,300
Total deposits	10,306,733	8,826,034
Securities sold under repurchase agreements	375,849	236,536
Other borrowed funds	436,373	626,511
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	197,122	171,118
Total liabilities	11,450,719	9,994,841
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,234,165 shares on September 30, 2020 and 96,214,967 shares on December 31, 2019	96,234	96,215
Surplus	149,034	148,075
Retained earnings	2,241,397	2,200,568
Accumulated other comprehensive income	32,418	2,345
	2,519,083	2,447,203
Less cost of shares in treasury, 32,961,289 shares on September 30, 2020 and 31,015,061 on December 31, 2019	(378,028)	(329,150)
Total shareholders’ equity	2,141,055	2,118,053
Total liabilities and shareholders’ equity	$13,591,774	$12,112,894

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$90,614	$104,688	$287,608	$313,057
Investment securities:
Taxable	8,469	18,040	40,049	56,942
Tax-exempt	605	1,019	2,024	4,045
Other interest income	295	372	564	998
Total interest income	99,983	124,119	330,245	375,042

Interest expense:
Savings deposits	1,028	4,023	5,424	12,515
Time deposits	4,292	5,680	15,581	15,102
Securities sold under repurchase agreements	164	640	777	1,820
Other borrowings	1,930	3,144	6,844	10,151
Junior subordinated deferrable interest debentures	756	1,414	3,109	5,045

Total interest expense	8,170	14,901	31,735	44,633

Net interest income	91,813	109,218	298,510	330,409

Provision for credit losses	8,770	5,278	36,595	15,363

Net interest income after provision for credit losses	83,043	103,940	261,915	315,046

Non-interest income:
Service charges on deposit accounts	15,037	18,723	45,554	53,593
Other service charges, commissions and fees
Banking	14,471	14,708	36,866	37,348
Non-banking	1,800	2,015	5,584	5,762
Investment securities transactions, net	—	(2)	(5)	(12)
Other investments, net	3,235	2,440	3,621	4,685
Other income	5,574	4,813	17,223	11,866

Total non-interest income	$40,117	$42,697	$108,843	$113,242

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-interest expense:
Employee compensation and benefits	$31,718	$37,038	$100,367	$110,693
Occupancy	6,677	7,294	19,346	20,251
Depreciation of bank premises and equipment	7,049	7,127	21,348	21,140
Professional fees	4,121	4,744	12,004	12,081
Deposit insurance assessments	810	829	1,012	2,471
Net expense, other real estate owned	1,341	1,578	7,178	3,776
Advertising	1,413	1,987	5,289	6,150
Software and software maintenance	4,964	4,691	14,712	14,191
Other	11,960	15,778	39,686	42,877

Total non-interest expense	70,053	81,066	220,942	233,630

Income before income taxes	53,107	65,571	149,816	194,658

Provision for income taxes	10,365	14,127	30,726	41,288

Net income	$42,742	$51,444	$119,090	$153,370

Basic earnings per common share:

Weighted average number of shares outstanding	63,269,966	65,449,159	63,876,496	65,571,124
Net income	$0.68	$0.79	$1.86	$2.34

Fully diluted earnings per common share:

Weighted average number of shares outstanding	63,386,292	65,636,116	64,001,883	65,777,552
Net income	$0.67	$0.78	$1.86	$2.33

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$42,742	$51,444	$119,090	$153,370
Other comprehensive income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(2,366), $2,343, $7,993 and $15,733)	(8,901)	8,813	30,069	59,188
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, $0, $1 and $3)	—	2	4	9
	(8,901)	8,815	30,073	59,197

Comprehensive income	$33,841	$60,259	$149,163	$212,567

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Nine Months ended September 30, 2020 and 2019

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2020	96,229	$96,229	$148,744	$2,233,455	$41,319	$(377,887)	$2,141,860
Net income	—	—	—	42,742	—	—	42,742
Dividends:
Payable ($.55 per share)	—	—	—	(34,800)	—	—	(34,800)
Purchase of treasury stock (740,598 shares)	—	—	—	—	—	(141)	(141)
Exercise of stock options	5	5	114	—	—	—	119
Stock compensation expense recognized in earnings	—	—	176	—	—	—	176
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(8,901)	—	(8,901)
Balance at September 30, 2020	96,234	$96,234	$149,034	$2,241,397	$32,418	$(378,028)	$2,141,055

		Number					Other
		of	Common			Retained	Comprehensive	Treasury
		Shares	Stock	Surplus		Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2019		96,151	$96,151		$146,614	$2,133,239	$(4,252)	$(311,433)	$2,060,319
Net income		—	—		—	51,444	—	—	51,444
Dividends:
Payable ($.55 per share)		—	—		—	(35,848)	—	—	(35,848)
Purchase of treasury (516,973 shares)	—		—	—		—	—	(17,689)	(17,689)
Exercise of stock options		41	41		602	—	—	—	643
Stock compensation expense recognized in earnings		—	—		240	—	—	—	240
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments		—	—		—	—	8,815	—	8,815
Balance at September 30, 2019		96,192	$96,192		$147,456	$2,148,835	$4,563	$(329,122)	$2,067,924

See accompanying notes to consolidated financial statements.

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	96,215	$96,215	$148,075	$2,200,568	$2,345	$(329,150)	$2,118,053
Net income	—	—	—	119,090	—	—	119,090
Dividends:
Cash ($1.10 per share)	—	—	—	(69,928)	—	—	(69,928)
Purchase of treasury stock (1,946,228 shares)	—	—	—	—	—	(48,878)	(48,878)
Exercise of stock options	19	19	388	—	—	—	407
Stock compensation expense recognized in earnings	—	—	571	—	—	—	571
Cumulative adjustment for adoption of new accounting standard, net of tax	—	—	—	(8,333)	—	—	(8,333)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	30,073	—	30,073
Balance at September 30, 2020	96,234	$96,234	$149,034	$2,241,397	$32,418	$(378,028)	$2,141,055

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	96,104	$96,104	$145,283	$2,064,134	$(54,634)	$(311,305)	$1,939,582
Net income	—	—	—	153,370	—	—	153,370
Dividends:
Cash ($1.05 per share)	—	—	—	(68,669)	—	—	(68,669)
Purchase of treasury stock (3,258 shares)	—	—	—	—	—	(17,817)	(17,817)
Exercise of stock options	88	88	1,429	—	—	—	1,517
Stock compensation expense recognized in earnings	—	—	744	—	—	—	744
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	59,197	—	59,197
Balance at September 30, 2019	96,192	$96,192	$147,456	$2,148,835	$4,563	$(329,122)	$2,067,924

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:

Net income	$119,090	$153,370

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	36,595	15,363
Specific reserve, other real estate owned	702	154
Depreciation of bank premises and equipment	21,348	21,140
Gain on sale of bank premises and equipment	(248)	(207)
Gain on sale of other real estate owned	(361)	(1,246)
Accretion of investment securities discounts	(367)	(311)
Amortization of investment securities premiums	26,673	13,678
Investment securities transactions, net	5	12
Unrealized gain on equity securities with readily determinable fair values	(87)	(235)
Stock based compensation expense	571	744
Losses (earnings) from affiliates and other investments	1,270	(2,869)
Deferred income taxes	(17,443)	330
Increase in accrued interest receivable	576	1,444
Decrease (increase) in other assets	10,724	(17,430)
Increase in other liabilities	15,799	27,250

Net cash provided by operating activities	214,847	211,187

Investing activities:

Proceeds from maturities of securities	1,075	—
Proceeds from sales and calls of available for sale securities	28,795	92,980
Purchases of available for sale securities	(1,336,445)	(380,095)
Principal collected on mortgage backed securities	1,397,733	566,455
Net increase in loans	(684,471)	(372,121)
Purchases of other investments	(38,985)	(33,940)
Distributions from other investments	64,870	52,693
Purchases of bank premises and equipment	(6,245)	(23,809)
Proceeds from sales of bank premises and equipment	879	1,830
Proceeds from sales of other real estate owned	4,248	3,685

Net cash used in investing activities	$(568,546)	$(92,322)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Financing activities:

Net increase in non-interest bearing demand deposits	$976,195	$121,090
Net increase (decrease) in savings and interest bearing demand deposits	423,075	(13,475)
Net increase in time deposits	81,429	7,901
Net increase in securities sold under repurchase agreements	139,313	59,345
Net decrease in other borrowed funds	(190,138)	(249,109)
Redemption of long-term debt	—	(25,774)
Purchase of treasury stock	(48,878)	(17,817)
Proceeds from stock transactions	407	1,517
Payments of cash dividends	(35,128)	(32,821)

Net cash provided by (used in) financing activities	1,346,275	(149,143)

Increase (decrease) in cash and cash equivalents	992,576	(30,278)

Cash and cash equivalents at beginning of period	256,820	316,797

Cash and cash equivalents at end of period	$1,249,396	$286,519

Supplemental cash flow information:
Interest paid	$33,880	$43,262
Income taxes paid	34,826	38,591
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$4,526	$21,381
Dividends declared, not yet paid on common stock	34,800	35,848
Establishment of lease liability and right-of-use asset	—	6,171
Net transfers from bank premises and equipment to other assets	4,260	—

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, Emerald Galveston Holdings, LLC and IBC Capital Corporation. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

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

Amortization of the right of use asset for the three and nine months ended September 30, 2020 was $340,000 and $997,000, respectively. Amortization of the right of use asset for the three and nine months ended September 30, 2019 was approximately $267,000 and $726,000, respectively, and is included as a part of occupancy expense in our consolidated income statement.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses.” The update amends existing standards for accounting for credit losses for financial assets. The update requires that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The update also expands the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets. The update also amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The impact of the adoption of the standard is to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The accounting standard was effective for us on January 1, 2020. The task force formed last year, which includes key members of the teams that work with the current calculation of the allowance for probable loan losses plus members representing the corporate accounting and risk management areas, has worked with the implementation of the update and validation to complete our model/tool. Based on the composition of the portfolio at December 31, 2019 and after finalizing the methodology, the adoption of the update increased our allowance for probable loan losses (referred to as the allowance for credit losses under ASU 2016-13), by approximately 17.2%, resulting in a cumulative-effect adjustment to retained earnings of approximately $8.3 million, net of tax. Please refer to Note 4 – Allowance for Credit Losses and the Critical Accounting Policies discussion in Management’s Discussion and Analysis.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2020 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$3,234,735	$—	$3,234,735	$—
States and political subdivisions	64,105	—	64,105	—
Equity Securities	6,182	6,182	—	—
	$3,305,022	$6,182	$3,298,840	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2020 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	September 30,	Assets	Inputs	Inputs	During
	2020	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$393	$—	$—	$393	$156
Other real estate owned	1,594	—	—	1,594	702

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

Our assets measured at fair value on a non-recurring basis at September 30, 2020 are limited to loans classified as Watch List – Doubtful and other real estate owned. At December 31, 2019, asset measured at fair value on a non-recurring basis also included an equity investment without a readily determinable fair value. The fair value of Watch-List Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses. The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of September 30, 2020, we had $1,814,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $1,300,000 had an evaluation performed within the immediately preceding twelve months. As of December 31, 2019, we had approximately $2,955,000 of doubtful commercial collateral dependent loans, of which $1,426,000 had an appraisal performed within the immediately preceding twelve months and of which $847,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three and nine months ended September 30, 2020 and the twelve months ended December 31, 2019, we recorded $0, $22,000 and $9,611,000, respectively, in charges to the allowance for credit losses in connection with loans transferred to other real estate owned. For the three and nine months ended September 30, 2020 and the twelve months ended December 31, 2019, we recorded $165,000, $702,000 and $322,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at September 30, 2020 and December 31, 2019 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At September 30, 2020 and December 31, 2019, the carrying amount of fixed rate performing loans was $1,887,310,000 and $1,503,811,000, respectively, and the estimated fair value was $1,820,865,000 and $1,481,239,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2020 and December 31, 2019. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At September 30, 2020 and December 31, 2019, the carrying amount of time deposits was $2,093,729,000 and $2,012,300,000, respectively, and the estimated fair value was $2,088,830,000 and $2,011,950,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at September 30, 2020 and December 31, 2019.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2020 and December 31, 2019.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at September 30, 2020 and December 31, 2019 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At September 30, 2020 and December 31, 2019, the carrying amount of the fixed rate long-term FHLB borrowings was $436,373,000 and $436,511,000, respectively, and the estimated fair value was $494,099,000 and $465,017,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
	2020	2019

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,426,866	$3,379,837
Real estate - mortgage	1,033,646	1,140,377
Real estate - construction	1,943,430	2,185,883
Consumer	41,110	47,800
Foreign	144,183	141,049
Total loans	$7,589,235	$6,894,946

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended September 30, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2020	$20,079	$40,924	$18,711	$1,864	$3,208	$8,964	$288	$516	$94,554
Losses charged to allowance	(1,735)	—	—	—	(87)	(3)	(62)	—	(1,887)
Recoveries credited to allowance	523	14	86	—	8	51	46	—	728
Net (losses) recoveries charged to allowance	(1,212)	14	86	—	(79)	48	(16)	—	(1,159)

Provision charged (credited) to operations	3,277	(2,855)	4,892	2,639	400	293	2	122	8,770

Balance at September 30, 2020	$22,144	$38,083	$23,689	$4,503	$3,529	$9,305	$274	$638	$102,165

	Three Months Ended September 30, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2019	$11,780	$15,273	$17,029	$1,849	$3,627	$7,312	$488	$845	$58,203
Losses charged to allowance	(3,231)	—	(468)	—	(164)	(214)	(216)	—	(4,293)
Recoveries credited to allowance	585	4	10	—	3	65	5	—	672
Net (losses) recoveries charged to allowance	(2,646)	4	(458)	—	(161)	(149)	(211)	—	(3,621)

Provision charged (credited) to operations	1,837	1,573	230	350	263	852	199	(26)	5,278

Balance at September 30, 2019	$10,971	$16,850	$16,801	$2,199	$3,729	$8,015	$476	$819	$59,860

	Nine Months Ended September 30, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2019	$11,145	$18,152	$16,533	$1,786	$3,762	$7,535	$542	$823	$60,278

Adoption of ASU 2016-13	4,247	13,391	(4,292)	(355)	(1,580)	(429)	(225)	(410)	10,347

Losses charged to allowance	(6,696)	(19)	(55)	—	(123)	(124)	(192)	—	(7,209)
Recoveries credited to allowance	1,793	15	107	—	10	171	58	—	2,154
Net (losses) recoveries charged to allowance	(4,903)	(4)	52	—	(113)	47	(134)	—	(5,055)

Provision charged to operations	11,655	6,544	11,396	3,072	1,460	2,152	91	225	36,595

Balance at September 30, 2020	$22,144	$38,083	$23,689	$4,503	$3,529	$9,305	$274	$638	$102,165

	Nine Months Ended September 30, 2019
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2018	$12,596	$15,123	$19,353	$1,808	$3,467	$7,719	$447	$871	$61,384
Losses charged to allowance	(11,011)	—	(7,347)	—	(166)	(314)	(334)	—	(19,172)
Recoveries credited to allowance	1,631	80	308	—	14	222	30	—	2,285
Net (losses) recoveries charged to allowance	(9,380)	80	(7,039)	—	(152)	(92)	(304)	—	(16,887)

Provision charged (credited) to operations	7,755	1,647	4,487	391	414	388	333	(52)	15,363

Balance at September 30, 2019	$10,971	$16,850	$16,801	$2,199	$3,729	$8,015	$476	$819	$59,860

The increase in credit loss expense for the three and nine months ended September 30, 2020 can be primarily attributed to the deteriorating economic conditions occurring in those periods as a result of COVID-19 and the impact of those conditions on certain segments of our ACL calculation for those periods. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model. Impacting the provision for loan loss for the nine months ended September 30, 2019 is a relationship that is secured by multiple pieces of real property on which car dealerships are operated. The relationship began deteriorating in the fourth quarter of 2018, triggered by significant fraud by a high level insider of the car dealership resulting in the dealerships unexpectedly filing for bankruptcy and creating an exposure for potential loss since the operations of the dealerships were the source of repayment from the borrower. The relationship further deteriorated in the first quarter of 2019 after the court approved debtor in possession plan sponsor discontinued its role in the process and thus did not fulfill its obligation to assume full responsibility of the accrued and unpaid interest. Although the relationship is secured by real property (the dealerships’ real estate), the real property has specialized use, contributing to the potential exposure for probable loss. During the first quarter of 2019, in light of the circumstances and management’s evaluation of the relationship, the decision was made to classify the relationship as doubtful (previously referred to as impaired prior to the adoption of ASU 2016-13), non-accrual status and place a specific reserve on the relationship in the amount of $9.5 million. During the second quarter of 2019, management continued to evaluate the relationship and decided to foreclose on the underlying real estate collateral, resulting in a charge-off of approximately $9,500,000, reflected in the tables above as part of the Commercial and Commercial Real Estate: Farmland and Commercial categories.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$1,444	$411	$1,876,535	$21,733
Commercial real estate: other construction & land development	911	70	1,942,519	38,013
Commercial real estate: farmland & commercial	501	—	2,110,448	23,689
Commercial real estate: multifamily	137	—	437,801	4,503
Residential: first lien	243	—	409,772	3,529
Residential: junior lien	38	—	623,593	9,305
Consumer	3	—	41,107	274
Foreign	—	—	144,183	638

Total	$3,277	$481	$7,585,958	$101,684

	December 31, 2019
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$1,935	$249	$1,290,725	$10,895
Commercial real estate: other construction & land development	938	116	2,184,945	18,037
Commercial real estate: farmland & commercial	1,208	—	1,895,539	16,533
Commercial real estate: multifamily	165	—	190,265	1,786
Residential: first lien	6,278	—	427,623	3,762
Residential: junior lien	692	—	705,784	7,535
Consumer	1,195	—	46,605	542
Foreign	264	—	140,785	823

Total	$12,675	$365	$6,882,271	$59,913

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(Dollars in Thousands)
Domestic
Commercial	$1,444	$1,901
Commercial real estate: other construction & land development	911	938
Commercial real estate: farmland & commercial	501	1,208
Commercial real estate: multifamily	137	165
Residential: first lien	727	670
Residential: junior lien	38	—
Consumer	3	4
Total non-accrual loans	$3,761	$4,886

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

The following table details key information regarding our doubtful (previously referred to as impaired prior to the adoption of ASU 2016-13) loans by loan class at September 30, 2019, in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	September 30, 2019
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized

	(Dollars in Thousands)
Loans with Related Allowance
Domestic
Commercial	$602	$—	$616	$—
Commercial real estate: other construction & land development	129	—	132	—
Total impaired loans with related allowance	$731	$—	$748	$—

	September 30, 2019
	Quarter to Date		Year to Date
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Recognized	Investment	Recognized

	(Dollars in Thousands)
Loans with No Related Allowance
Domestic
Commercial	$8,002	$1	$17,945	$2
Commercial real estate: other construction & land development	1,674	—	1,767	—
Commercial real estate: farmland & commercial	3,222	—	22,389	—
Commercial real estate: multifamily	653	—	656	—
Residential: first lien	6,427	78	6,698	231
Residential: junior lien	914	10	1,028	32
Consumer	1,131	—	1,088	—
Foreign	274	3	281	9
Total impaired loans with no related allowance	$22,297	$92	$51,852	$274

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

	September 30, 2020	December 31, 2019

	(Dollars in Thousands)
Domestic
Commercial	$—	$32
Residential: first lien	4,149	5,608
Residential: junior lien	557	692
Consumer	888	1,192
Foreign	241	264
Total troubled debt restructuring	$5,835	$7,788

We are actively working with our customers affected by the current economic crisis arising from COVID-19. We have been offering and are prepared to continue to offer assistance in accordance with current regulatory guidance. That includes continuously reaching out to our customers and, in some cases, offering short-term payment deferral plans. As of November 3, 2020, we had approximately $1,799,000,000 in loans with some degree of payment deferrals in our system. In accordance with interagency regulatory guidance, these short-term deferrals are not considered troubled debt restructurings. The end of the deferral period on these loans will primarily be in the fourth quarter of 2020, and we anticipate that approximately 83% of the loans will resume regular payments at the end of their deferral period. We expect that approximately 17% of the loans in some sort of deferral program will be requesting additional relief. The loans requesting additional relief will include some customers in the industries that have been significantly impacted by the COVID-19 pandemic, including the hospitality sector, the oil and gas industry, and retail developments.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Association (“SBA”), we are actively assisting our customers with applications for loans through the PPP. PPP loans earn interest at 1% and PPP loans made prior to June 5, 2020 have a two-year term, while those made after June 5, 2020 have a five-year term; however, PPP loans also include forgiveness provisions that we expect most customers will utilize. Customers began submitting applications for the forgiveness program in the third quarter. PPP loans are intended to support up to 24 weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. As of November 3, 2020, we had 4,944 PPP loans totaling approximately $455,347,000 outstanding. The PPP loans are fully guaranteed by the U.S. government through the SBA.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at September 30, 2020 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2020 and December 31, 2019:

	September 30, 2020
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$3,079	$238	$1,439	$971	$4,756	$1,873,223	$1,877,979
Commercial real estate: other construction & land development	2,242	16,603	142	142	18,987	1,924,443	1,943,430
Commercial real estate: farmland & commercial	1,702	259	—	—	1,961	2,108,989	2,110,950
Commercial real estate: multifamily	22	137	—	—	159	437,778	437,937
Residential: first lien	2,288	910	6,427	5,963	9,625	400,390	410,015
Residential: junior lien	564	722	945	945	2,231	621,400	623,631
Consumer	460	35	36	33	531	40,579	41,110
Foreign	461	250	205	205	916	143,267	144,183
Total past due loans	$10,818	$19,154	$9,194	$8,259	$39,166	$7,550,069	$7,589,235

	December 31, 2019
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$3,134	$626	$1,292	$421	$5,052	$1,287,608	$1,292,660
Commercial real estate: other construction & land development	509	55	—	—	564	2,185,319	2,185,883
Commercial real estate: farmland & commercial	8,058	2,031	54,928	54,878	65,017	1,831,730	1,896,747
Commercial real estate: multifamily	313	—	165	—	478	189,952	190,430
Residential: first lien	3,229	1,670	3,660	3,107	8,559	425,342	433,901
Residential: junior lien	1,112	477	1,200	1,200	2,789	703,687	706,476
Consumer	467	75	88	88	630	47,170	47,800
Foreign	1,347	3	11	11	1,361	139,688	141,049
Total past due loans	$18,169	$4,937	$61,344	$59,705	$84,450	$6,810,496	$6,894,946

The increase in Commercial Real Estate - Other Construction and Land Development loans 60-89 days past due at September 30, 2020 can be attributed a loan secured by a commercial pad site. This loan is currently classified as a Watch-List Substandard loan. The decrease in Commercial Real Estate - Farmland and Commercial loans 90 days or greater for the same period can be attributed to a relationship secured by real estate on which children’s learning centers are operated.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at September 30, 2020 is presented below. A summary of the loan portfolio by credit quality indicator presented at December 31, 2019, based on guidance prior to the adoption of ASU 2016-13, is also presented below:

	2020	2019	2018	2017	2016	Prior	Total

	(Dollars in Thousands)
Balance at September 30, 2020
Domestic
Commercial
Pass	$1,092,774	$307,257	$171,592	$133,566	$19,838	$11,571	$1,736,598
Special Review	72,904	393	—	—	—	—	73,297
Watch List - Pass	1,227	34,757	29,658	—	—	22	65,664
Watch List - Substandard	—	—	653	—	323	—	976
Watch List - Doubtful	799	314	163	168	—	—	1,444
Total Commercial	$1,167,704	$342,721	$202,066	$133,734	$20,161	$11,593	$1,877,979
Commercial real estate: other construction & land development
Pass	$613,492	$665,095	$450,605	$132,837	$13,965	$7,602	$1,883,596
Special Review	12,625	—	—	—	—	—	12,625
Watch List - Pass	2,344	25,185	—	—	—	—	27,529
Watch List - Substandard	18,769	—	—	—	—	—	18,769
Watch List - Doubtful	118	793	—	—	—	—	911
Total Commercial real estate: other construction & land development	$647,348	$691,073	$450,605	$132,837	$13,965	$7,602	$1,943,430
Commercial real estate: farmland & commercial
Pass	$561,310	$524,354	$333,348	$201,824	$200,296	$143,109	$1,964,241
Special Review	1,368	—	4,792	179	3,228	—	9,567
Watch List - Pass	25,467	8,885	20,482	8,879	7,448	1	71,162
Watch List - Substandard	3,315	55,728	168	2,293	478	3,497	65,479
Watch List - Doubtful	—	221	—	38	—	242	501
Total Commercial real estate: farmland & commercial	$591,460	$589,188	$358,790	$213,213	$211,450	$146,849	$2,110,950
Commercial real estate: multifamily
Pass	$49,110	$220,573	$83,584	$64,674	$8,392	$11,467	$437,800
Watch List - Doubtful	137	—	—	—	—	—	137
Total Commercial real estate: multifamily	$49,247	$220,573	$83,584	$64,674	$8,392	$11,467	$437,937
Residential: first lien
Pass	$58,068	$65,854	$77,011	$58,475	$35,966	$114,140	$409,514
Watch List - Pass	—	14	131	—	—	1	146
Watch List - Substandard	—	—	62	—	50	—	112
Watch List - Doubtful	89	—	—	—	88	66	243
Total Residential: first lien	$58,157	$65,868	$77,204	$58,475	$36,104	$114,207	$410,015
Residential: junior lien
Pass	$158,909	$123,056	$72,302	$88,890	$67,720	$111,075	$621,952
Special Review	—	830	—	811	—	—	1,641
Watch List- Doubtful	—	—	38	—	—	—	38
Total Residential: junior lien	$158,909	$123,886	$72,340	$89,701	$67,720	$111,075	$623,631
Consumer
Pass	$25,683	$12,392	$1,360	$266	$95	$1,311	$41,107
Watch List - Doubtful	—	—	—	—	—	3	3
Total Consumer	$25,683	$12,392	$1,360	$266	$95	$1,314	$41,110
Foreign
Pass	$82,393	$32,680	$12,738	$6,786	$3,711	$5,875	$144,183
Total Foreign	$82,393	$32,680	$12,738	$6,786	$3,711	$5,875	$144,183
Total Loans	$2,780,901	$2,078,381	$1,258,687	$699,686	$361,598	$409,982	$7,589,235

		December 31, 2019
		Special	Watch	Watch List—	Watch List—
	Pass	Review	List—Pass	Substandard	Impaired

		(Dollars in Thousands)
Domestic
Commercial	$1,228,110	$569	$39	$62,007	$1,935
Commercial real estate: other construction & land development	2,090,370	18,721	41,949	33,905	938
Commercial real estate: farmland & commercial	1,710,446	13,184	20,183	151,726	1,208
Commercial real estate: multifamily	190,265	—	—	—	165
Residential: first lien	426,546	253	144	680	6,278
Residential: junior lien	704,958	826	—	—	692
Consumer	46,605	—	—	—	1,195
Foreign	140,785	—	—	—	264
Total	$6,538,085	$33,553	$62,315	$248,318	$12,675

The increase in Special Review Commercial loans at September 30, 2020 can be attributed to the movement of a relationship in the oil and gas production business from the Pass category. The increase in Watch-List Pass Commercial loans at September 30, 2020 can be attributed to the downgrade of a relationship in the oil and gas production business from Pass. The decrease in Watch-List Substandard loans for the same period can be attributed to the upgrade of a relationship in the aircraft purchasing and leasing business to Pass. The decrease in Watch-List Pass Commercial Real Estate Construction and Land Development loans at September 30, 2020 can be attributed to the downgrade of a loan secured commercial pad site to Watch-List Substandard. The change in Watch-List Substandard loans in this category is also being impacted by the upgrade of a relationship in the real estate development business to Pass. The increase in Watch-List Pass Commercial Real Estate Farmland and Commercial loans can be attributed to the downgrade of a relationship secured by commercial real estate from Pass. The decrease in Watch-List Substandard loans in the same category can be attributed to the upgrade of a relationship secured by a resort to Pass.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2020, 4,352 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2019	658,588	$27.55
Plus: Options granted	35,000	18.79
Less:
Options exercised	19,198	21.23
Options expired	—	—
Options forfeited	10,701	31.28
Options outstanding at September 30, 2020	663,689	27.21	5.29	$3,928

Options fully vested and exercisable at September 30, 2020	414,632	$22.90	3.84	$3,416

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2020 was $176,000 and $571,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2019 was $240,000 and $744,000, respectively. As of September 30, 2020, there was approximately $1,401,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.7 years.

Note 6 — Investment Securities and Equity Securities with Readily Determinable Fair Values

We classify debt securities into one of three categories: held-to maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. In accordance with ASU 2016-13, which we adopted on January 1, 2020, available-for-sale and held-to-maturity debt securities in an unrealized loss position must be evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment would be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. The exception to this process will occur if we intend to sell an impaired available-for-sale debt security or if we will more likely than not be required to sell a credit impaired available-for-sale debt security prior to the value recovering to the security’s amortized cost. In those situations, the entire credit-related impairment amount would be required to be recognized in earnings. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at September 30, 2020 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at September 30, 2020 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$3,196,279	$42,525	$(4,069)	$3,234,735	$3,234,735
Obligations of states and political subdivisions	61,322	2,797	(14)	64,105	64,105
Total investment securities	$3,257,601	$45,322	$(4,083)	$3,298,840	$3,298,840
(1)	Included in the carrying value of residential mortgage-backed securities are $438,961of mortgage-backed securities issued by Ginnie Mae and $2,795,774 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2019 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$2,400	$—	$—	$2,400	$2,400
Total investment securities	$2,400	$—	$—	$2,400	$2,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$3,285,623	$16,534	$(16,609)	$3,285,548	$3,285,548
Obligations of states and political subdivisions	90,447	2,933	(5)	93,375	93,375
Total investment securities	$3,376,070	$19,467	$(16,614)	$3,378,923	$3,378,923
(1)	Included in the carrying value of residential mortgage-backed securities are $521,247 of mortgage-backed securities issued by Ginnie Mae and $2,714,301 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	2,200	2,200	—	—
Due after five years through ten years	—	—	355	356
Due after ten years	—	—	60,967	63,749
Residential mortgage-backed securities	—	—	3,196,279	3,234,735
Total investment securities	$3,400	$3,400	$3,257,601	$3,298,840

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,116,960,000 and $1,131,366,000, respectively, at September 30, 2020.

Proceeds from the sale and calls of debt securities available-for-sale were $9,875,000 and $28,795,000 for the three and nine months ended September 30, 2020, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $0 and $5, respectively, were realized on the sales and calls for the three and nine months ended September 30, 2020. Proceeds from the sale and call of debt securities available-for-sale were

$32,285,000 and $92,980,000 for the three and nine months ended September 30, 2019, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $1 and $4 and gross losses of $3 and $16 were realized on the sales and calls for the three and nine months ended September 30, 2019, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2020, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,194,001	$(4,069)	$—	$—	$1,194,001	$(4,069)
Obligations of states and political subdivisions	—	—	757	(14)	757	(14)
	$1,194,001	$(4,069)	$757	$(14)	$1,194,758	$(4,083)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At September 30, 2020 and December 31, 2019, the balance in equity securities with readily determinable fair values recorded at fair value were $6,182,000 and $6,095,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019:

Three Months Ended
September 30, 2020
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(12)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(12)

Nine Months Ended
September 30, 2020
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$87
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$87

Three Months Ended
September 30, 2019
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$45
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$45

Nine Months Ended
September 30, 2019
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$235
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$235

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At September 30, 2020, other borrowed funds totaled $436,373,000, a decrease of 30.3% from $626,511,000 at December 31, 2019. The decrease in borrowings can be primarily attributed to increased liquidity arising from deposit activity and principal and interest payments from available-for-sale debt securities.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of September 30, 2020, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of September 30, 2020 and December 31, 2019, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2020 and December 31, 2019, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2020:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	3.33%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.92%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	1.90%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	1.92%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.69%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.55 per share on April 3 and October 5, 2020 to record holders of our common stock on April 1 and September 21, 2020. We paid cash dividends of $0.50 and $0.55 per share on April 15 and October 15, 2019 to record holders of our common stock on April 1 and September 30, 2019, respectively.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2020, the Board of Directors extended the repurchase program and for the second year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing on March 16, 2020 (previous annual stock repurchase programs began on April 9). Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2020, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 3, 2020, a total of 12,267,402 shares had been repurchased under all programs at a cost of $357,054,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  We believe that as of September 30, 2020, we meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2020, our capital levels exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 18.57% on September 30, 2020 and 18.58% on December 31, 2019. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.74% and 16.65%, risk-weighted Tier 1 capital ratio of 19.77% and 19.80% and risk-weighted total capital ratio of 20.96% and 20.46% at September 30, 2020 and December 31, 2019, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2020, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2020, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our 2019 Form 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or any future period.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small businesses through federally guaranteed loans distributed through banks. These loans were originally intended to support eight weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. Subsequently, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“CARES Part II”) was signed into law. CARES Part II provides an additional funding of $320 billion for the PPP program. Then, on June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA, among other things, extended the period of time that businesses could spend PPP loan proceeds on payroll and other eligible costs from eight weeks to the earlier of 24 weeks or December 31, 2020. We have been active participants in helping our customers obtain PPP loans and have approximately 4,944 loans with an approximate value of $455,347,000 outstanding.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2020	December 31, 2019	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$13,591,774	$12,112,894	12.2%
Net loans	7,487,070	6,834,668	9.5
Deposits	10,306,733	8,826,034	16.8
Securities sold under repurchase agreements	375,849	236,536	58.9
Other borrowed funds	436,373	626,511	(30.3)
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	2,141,055	2,118,053	1.1

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Interest income	$99,983	$124,119	(19.4)%	$330,245	$375,042	(11.9)%
Interest expense	8,170	14,901	(45.2)	31,735	44,633	(28.9)
Net interest income	91,813	109,218	(15.9)	298,510	330,409	(9.7)
Provision for probable loan losses	8,770	5,278	66.2	36,595	15,363	138.2
Non-interest income	40,117	42,697	(6.0)	108,843	113,242	(3.9)
Non-interest expense	70,053	81,066	(13.6)	220,942	233,630	(5.4)
Net income	42,742	51,444	(16.9)%	119,090	153,370	(22.4)%

Per common share:
Basic	$.68	$.79	(13.9)%	$1.86	$2.34	(20.5)%
Diluted	.67	.78	(14.1)	1.86	2.33	(20.2)

Net Income

Net income for the three and nine months ended September 30, 2020 decreased by 16.9% and 22.4%, respectively, compared to the same periods of 2019. Net income for the three and nine months ended September 30, 2020 was primarily impacted by an increase in the provision for credit losses due to the economic changes that occurred in the nine months ended September 30, 2020 as a result of COVID-19 and the impact of those changes on our ACL calculation for that period. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The impact of the adoption resulted in a charge to capital of $8.3 million, net of tax. Net interest income was negatively impacted by the Federal Reserve Board (“FRB”) action to decrease interest rates in March 2020. Net income for the three and nine months ended September 30, 2019 was positively affected by an increase in net interest income due to a higher volume of loans and an increase in the overall yield of the loan portfolio. Interest expense for the three and nine months ended September 30, 2019 increased primarily due to an increase in the cost of borrowings expense, and an increase in the interest paid on savings and time deposit accounts, which had increased because the FRB had been raising interest rates during that period. Net income for 2019 was negatively impacted by an increase in the provision for probable loan losses due to a charge-off of $7.5 million, net of tax, on a relationship that was secured by real property on which car dealerships are operated.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Interest Income:
Loans, including fees	$90,614	$104,688	(13.4)%	$287,608	$313,057	(8.1)%
Investment securities:
Taxable	8,469	18,040	(53.1)	40,049	56,942	(29.7)
Tax-exempt	605	1,019	(40.6)	2,024	4,045	(50.0)
Other interest income	295	372	(20.7)	564	998	(43.5)

Total interest income	99,983	124,119	(19.4)	330,245	375,042	(11.9)

Interest expense:
Savings deposits	1,028	4,023	(74.4)	5,424	12,515	(56.7)
Time deposits	4,292	5,680	(24.4)	15,581	15,102	3.2
Securities sold under Repurchase agreements	164	640	(74.4)	777	1,820	(57.3)
Other borrowings	1,930	3,144	(38.6)	6,844	10,151	(32.6)
Junior subordinated interest deferrable debentures	756	1,414	(46.5)	3,109	5,045	(38.4)

Total interest expense	8,170	14,901	(45.2)	31,735	44,633	(28.9)

Net interest income	$91,813	$109,218	(15.9)%	$298,510	$330,409	(9.7)%

The decrease in net interest income for the three and nine months ended September 30, 2020 can be attributed to a decrease in interest income on loans and investment securities arising from the recent Federal Reserve Board actions to lower interest rates and a decrease in the average size of the available-for-sale securities portfolio. Net interest income for the three and nine months ended September 30, 2019 was positively impacted by increased levels of interest income arising from an increase in loans outstanding. Interest expense on other borrowings consists of interest expense on FHLB borrowings and has decreased as the level of borrowings outstanding has decreased. Interest expense on savings and time deposits for the same periods also increased in line with internal rate increases paid on such deposits in line with market interest rates as a result of Federal Reserve Board actions and to remain competitive with competitors in the markets we serve. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 48 for the September 30, 2020 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)

Service charges on deposit accounts	$15,037	$18,723	(19.7)%	$45,554	$53,593	(15.0)%
Other service charges, commissions and fees
Banking	14,471	14,708	(1.6)	36,866	37,348	(1.3)
Non-banking	1,800	2,015	(10.7)	5,584	5,762	(3.1)
Investment securities transactions, net	—	(2)	(100.0)	(5)	(12)	(58.3)
Other investments, net	3,235	2,440	32.6	3,621	4,685	(22.7)
Other income	5,574	4,813	15.8	17,223	11,866	45.1
Total non-interest income	$40,117	$42,697	(6.0)%	$108,843	$113,242	(3.9)%

Total non-interest income for the three and nine months ended September 30, 2020 decreased by 6.0% and 3.9%, respectively, compared to the same periods of 2019. Income from service charges on deposits decreased for the three and nine months ended September 30, 2020 compared to the same periods of 2019 due to a decrease in customer activity as a result of the current economic environment and continued impact of the COVID-19 pandemic on day-to-day activities. Non-interest income from other investments for the three and nine months ended September 30, 2019 was positively impacted by our share of income from a real estate development partnership in which we hold a majority interest.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)

Employee compensation and benefits	$31,718	$37,038	(14.4)%	$100,367	$110,693	(9.3)%
Occupancy	6,677	7,294	(8.5)	19,346	20,251	(4.5)
Depreciation of bank premises and equipment	7,049	7,127	(1.1)	21,348	21,140	1.0
Professional fees	4,121	4,744	(13.1)	12,004	12,081	(0.6)
Deposit insurance assessments	810	829	(2.3)	1,012	2,471	(59.0)
Net expense, other real estate owned	1,341	1,578	(15.0)	7,178	3,776	90.1
Advertising	1,413	1,987	(28.9)	5,289	6,150	(14.0)
Software and software maintenance	4,964	4,691	5.8	14,712	14,191	3.7
Other	11,960	15,778	(24.2)	39,686	42,877	(7.4)

Total non-interest expense	$70,053	$81,066	(13.6)%	$220,942	$233,630	(5.4)%

Non-interest expense for the three and nine months ended September 30, 2020 decreased by 13.6% and 5.4%, respectively, compared to the same periods of 2019. The decrease is primarily due to our employee compensation and benefits reductions, and is primarily being driven by efforts to right-size and closely manage our workforce commensurate with decreased activities in our branches arising from the COVID-19 pandemic while ensuring that we are able to continue to serve our customers.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased 68.5% to $102,165,000 at September 30, 2020 from $60,278,000 at December 31, 2019. The provision for credit losses charged to expense increased 66.2% and 138.2% for the three and nine months ended September 30, 2020 to $8,770,000 and $36,595,000, respectively compared to $5,278,000 and $15,363,000 for the same periods of 2019. The increase in the allowance for credit losses can be primarily attributed to the deteriorating economic conditions occurring in those periods as a result of COVID-19 and the impact of those conditions on certain segments of our ACL calculation. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses was 1.35% and .87% of total loans at September 30, 2020 and December 31, 2019, respectively.

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

Loans

Net loans increased by 9.5% to $7,487,070,000 at September 30, 2020, from $6,834,668,000 at December 31, 2019.

Deposits

Deposits increased by 16.8% to $10,306,733,000 at September 30, 2020, compared to $8,826,034,000 at December 31, 2019. Deposits during the current economic environment have increased as customers have received proceeds from CARES Act programs, such as stimulus payments and PPP loan proceeds, and presumably decided to save and preserve cash instead of spending during these uncertain times.

Foreign Operations

On September 30, 2020, we had $13,591,774,000 of consolidated assets, of which approximately $144,183,000, or 1.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $141,049,000, or 1.2%, at December 31, 2019. Of the $144,183,000, 85.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 9.2% is secured by foreign real estate or other assets; and 5.6% is unsecured.

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

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At September 30, 2020, shareholders’ equity was $2,141,055,000 compared to $2,118,053,000 at December 31, 2019. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of dividends to shareholders, an increase in the level of treasury stock and an increase in other comprehensive income.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets.  The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015.  Management believes, as of September 30, 2020, that we and each of our Subsidiary Banks meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 18.57% on September 30, 2020 and 18.58% on December 31, 2019. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 14.74% and 16.65%, risk-weighted Tier 1 capital ratio of 19.77% and 19.80% and risk-weighted total capital ratio of 20.96% and 20.46% at September 30, 2020 and December 31, 2019, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2020, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2020, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2020 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2020	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$483,114	$1,235,109	$1,526,094	$64,105	$3,308,422
Loans, net of non-accruals	5,711,664	205,957	660,282	1,007,571	7,585,474

Total earning assets	$6,194,778	$1,441,066	$2,186,376	$1,071,676	$10,893,896

Cumulative earning assets	$6,194,778	$7,635,844	$9,822,220	$10,893,896

Rate sensitive liabilities

Time deposits	$849,723	$1,062,127	$181,855	$24	$2,093,729
Other interest bearing deposits	3,690,904	—	—	—	3,690,904
Securities sold under repurchase agreements	375,849	—	—	—	375,849
Other borrowed funds	—	—	—	436,373	436,373
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$5,051,118	$1,062,127	$181,855	$436,397	$6,731,497

Cumulative sensitive liabilities	$5,051,118	$6,113,245	$6,295,100	$6,731,497

Repricing gap	$1,143,660	$378,939	$2,004,521	$635,279	$4,162,399
Cumulative repricing gap	1,143,660	1,522,599	3,527,120	4,162,399
Ratio of interest-sensitive assets to liabilities	1.23	1.36	12.02	2.46	1.62
Ratio of cumulative, interest-sensitive assets to liabilities	1.23	1.25	1.56	1.62

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and nine months ended September 30, 2020, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 22 of our 2019 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2020, the Board of Directors extended the repurchase program and for the second year authorized an increase to purchase up to $50 million of common stock during the 12 month period commencing on March 16, 2020 (previous annual stock repurchase programs began on April 9). Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2020, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 3, 2020, a total of 12,267,402 shares had been repurchased under all programs at a cost of $357,054,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended September 30, 2020.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2020	5,016	$28.04	5,016	$20,311,000
August 1 – August 31, 2020	—	—	—	20,311,000
September 1 – September 30, 2020	—	—	—	20,311,000
Total	5,016	$28.04	5,016
(1)	The repurchase program was extended and increased on March 12, 2020 and allows for the purchase of up to an additional $50,000,000 of common stock through March 16, 2021.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 5, 2020	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 5, 2020	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer