Form 10-K
period 2020-12-31
INTERNATIONAL BANCSHARES CORP
filed 2021-02-25
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2020 was $2,025,979,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 22, 2021, there were 63,298,608 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2020 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2021 Annual Meeting of Shareholders (in Part III).

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

Our principal assets at December 31, 2020, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

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

Services and Human Capital

Our Subsidiary Banks have historically focused on providing commercial banking services to small and medium sized businesses located in their trade areas and select international banking services.  In recent years, however, the Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as locating branches in retail locations and shopping malls.  Today, we have 187 facilities and 282 ATMs serving 88 communities in Texas and Oklahoma.

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

As of December 31, 2020, we and our Subsidiary Banks employed approximately 2,254 persons full time and 202 persons part time. As of December 31, 2020, more than half of our approximately 300-person officer management team have been with us for more than 15 years, and approximately two-thirds of those have been with us for more than 20 years.

Our mission is to develop a banking culture that builds genuine, personal relationships with our customers and the communities we serve. The most significant component of that mission is to attract, develop and maintain employees and officers of the highest quality, who are committed to their job, conduct themselves with the highest level of professionalism, devote themselves to their community, and relentlessly pursue perfection in their performance.

While senior management is certainly expected to lead by example, our objective is to instill our mission and cultural values throughout our entire organization. We are as dedicated to each other as “one team” moving in the same direction as we are to the communities we serve. We teach and train our employees to understand the reality of our customers’ everyday business, and to provide practical solutions based on significant experience, ingenuity, continuity, balance, integrity, intelligence, and very strong work ethic and technical skills, including significant bilingual capabilities. Our team approach allows us to nurture excellence in our staff in order to develop superior valuation skills so that each individual may better understand the risks and returns of transactions better than our competitors. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. We seek to develop superior skills at the transaction level, using a bottom-up approach to management. The use of cluster groups, pods, roundtables, and team huddles are fundamental to our approach.

We use compensation plans coupled with a complete evaluation program to reward and direct the development of our employees. Our compensation systems are reflective of the need to retain and develop a superior workforce, recognizing that unique and innovative programs need to be developed and maintained to retain highly qualified employees. We strive to provide pay, benefits, and services that help meet the varying needs of our employees.

Compensation and benefits include market-competitive pay, retirement programs, broad-based bonuses, stock options, health and welfare benefits, financial counseling, paid time off, and family leave.

We are committed to attracting, hiring and retaining a diverse workforce that is representative of the communities in which we live and serve. As of December 31, 2020, over 70% of our workforce self-identified as Latino or Hispanic, and over two-thirds self-identified as women. We are committed to providing equal opportunity for applicants and employees in all of our employment practices, including but not limited to, hiring, promoting, transferring, and compensating without regard to sex, race, color, national origin, genetic information, citizenship status, age, religion, veteran, disability or any other characteristic protected by law. We also conduct training programs on equal employment opportunities, diversity and inclusion in the workplace, as well as training sessions that coach and develop talent in order to retain a diverse workforce. Our commitment to diversity and inclusion is further underscored by our efforts to reach out to minority and women’s organizations and to educational institutions that serve significant minority or women student populations. We also participate in events to attract minorities and women and recruit them for available employment opportunities. We consider it a significant accomplishment that almost 35% of our employees come from low- or moderate-income geographies and are able to succeed at providing high quality complex financial services to our customers.

We are also committed to maintaining a safe and healthy work environment, free from work-related injuries and illnesses and where every team member is treated with dignity and respect, without the fear of the threat of discrimination and harassment. As stated in our Board approved Code of Ethics and Business Conduct, we expect these same standards apply to all stakeholders, to our interactions with customers, vendors, shareholders, independent contractors and the communities we serve.

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

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 27%, 29% and 29% of the Subsidiary Banks total deposits for the three years ended December 31, 2020, 2019 and 2018, respectively.

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

At December 31, 2020, there was an aggregate of approximately $948,000,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2020, assuming that each of such banks continues to be classified as “well-capitalized.”  Further, we could expend the entire $948,000,000 and continue to be classified as “well-capitalized” under the capital rules applicable as of December 31, 2020.

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

The Dodd-Frank Act requires the federal banking agencies to jointly issue rules implementing the “source of strength” doctrine, but as of December 31, 2020, the FRB and other federal banking regulators have not yet issued such rules.

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

Our FDIC deposit insurance expense totaled $1,870,000, $1,416,000 and $3,742,000 in 2020, 2019 and 2018, respectively.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent.  Our leverage ratio at December 31, 2020 was 14.92%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of five percent as of December 31, 2020.

The federal bank regulatory agencies have adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Improvement Act (FDICIA) mandate corrective actions are taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2020, our holding company and each of the Subsidiary Banks were classified as “well-capitalized” under the applicable regulations.

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

As of December 31, 2020, each of our Subsidiary Banks are “well-capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

FASB CECL Accounting Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” (CECL).  The update amends existing standards for accounting for credit losses for financial assets.  The update requires that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  The update also expands the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets.  The update also amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The impact of the adoption of the update’s standard is to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The accounting standard was effective for us on January 1, 2020.  The task force we formed last year, which includes key members of the teams that work with the current calculation of the allowance for probable loan losses plus members representing the corporate accounting and risk management areas, has worked with the implementation of the update and validation to complete our model/tool.  Based on the composition of the portfolio as of December 31, 2019 and after finalizing the methodology, the adoption of the update increased our allowance for probable loan losses (referred to as the allowance for credit losses under ASU 2016-13), by approximately 17.2%, resulting in a cumulative-effect adjustment to retained earnings of approximately $8.3 million, net of tax..  In December 2018, the FRB and the other federal banking regulators issued a final rule that modified their regulatory capital rules and provided an option for banks to phase-in the increased reserves required pursuant to the adoption of CECL over a period of three years to mitigate the effects on their regulatory capital requirements.  We did not elect this phase-in option and instead immediately recognized the capital impact.

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

Two of our Subsidiary Banks received an “Outstanding” CRA rating, and the rest received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2021. “Large institution” now means a bank with total assets of at least $1.322 billion for December 31 of both of the prior two calendar years and “intermediate small institution” means an institution with assets of at least $330 million and less than $1.322 billion as of December 31 of both of the prior two calendar years. Three of our Subsidiary Banks are considered “intermediate small institutions” and IBC and IBC Oklahoma are considered “large institutions” under the new asset thresholds.

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

The adoption of ASU 2016-13, as amended, on January 1, 2020 impacted our methodology for estimating the allowance for credit losses.  The update requires that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  The update also expanded the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets.  The update also amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The adoption of the update increased our allowance for probable loan losses (referred to as the allowance for credit losses under ASU 2016-13), by approximately 17.2%, resulting in a cumulative-effect adjustment to retained earnings of approximately $8.3 million, net of tax.

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

We have various loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk, even though our loan documents contain mitigating language around rates in the event LIBOR is phased out.  Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.  Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.

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

In addition to the external events discussed above, we have and may continue to be adversely affected by the world-wide COVID-19 pandemic. The COVID-19 outbreak has had and may continue to have a direct or indirect adverse impact on certain parts of our customer base. Entire industries within our loan portfolio such as hospitality, restaurants and retail developments have been impacted due to reduced demand related to quarantines, travel restrictions, and other restrictions on business operations. Other industries within our loan portfolio or the communities we serve have experienced and are likely to continue to experience similar disruptions and economic hardships as the COVID-19 pandemic persists. In addition, COVID-19 and the related response/effects have affected and could continue to affect our deposit base, lead to mass layoffs and furloughs, which could impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, result in loss of revenue, or cause us to incur additional expenses. We will continue to monitor and evaluate the effects and risks presented by the COVID-19 pandemic and work to mitigate negative effects on our customer base and various portfolios.

Additionally, the FRB has reduced interest rates substantially in an attempt to boost business and consumer spending and borrowing, which could have a sustained negative impact on our operations. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as any subsequent legislative or executive action, intended to provide relief to consumers and small businesses, may be less effective than planned as it may be disrupted by operational challenges in successfully implementing all of its provisions in a timely manner and could ultimately prove to be inadequate in scale.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2020. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively.  Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

As of December 31, 2020, we had approximately $134 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 17 of the Notes to consolidated financial statements located on page 67  of the 2020 Annual Report to Shareholders which is Exhibit 13 hereto and incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2020 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	78	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Julie L. Tarvin	51	Vice President of the Company since 2017, Executive Vice President of IBC	2017	
Judith I. Wawroski	46	Treasurer of the Company since 2017, Principal Financial Officer of the Company since 2017, Executive Vice President of IBC	2017	

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 25 through 27 of our 2020 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2020 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 28 of our 2020 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 17 through 22 of our 2020 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 29 through 82 of our 2020 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 83 and 84 of our 2020 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer,  of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2020 consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2020.  Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2020 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, 2019 and 2018, and the related notes to the consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion.

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

February 25, 2021

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “DELINQUENT SECTION 16(a) REPORTS.” There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2021 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents
1.	Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2020 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm

Consolidated:
Statements of Condition as of December 31, 2020 and 2019

Statements of Income for the years ended December 31, 2020, 2019 and 2018
Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3a)*	—Articles of Incorporation of International Bancshares Corporation.
(3b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3f)*	—Amended and Restated By-Laws of International Bancshares Corporation.
(3g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)	—Description of the Registrant’s Securities.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)**	—International Bancshares Corporation 2020 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 25, 2021
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	—Interactive Data File
104++	—Cover Page Interactive Data File

*	Previously filed
+	Executive Compensation Plans and Arrangements
**	Deemed filed only with respect to those portions thereof incorporated herein by reference
++

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2020, 2019 and 2018 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2020 and 2019, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (iv) Cover Page interactive data.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 4—	Description of Registrant’s Securities
Exhibit 13—	International Bancshares Corporation 2020 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 22, 2021
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31a—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31b—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32a—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32b—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101—	Interactive Inline Data File
Exhibit 104—	Cover Page Inline Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 25, 2021

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Financial Officer)	February 25, 2021
/s/ Javier de anda Javier de Anda	Director	February 25, 2021
/s/ Irving Greenblum Irving Greenblum	Director	February 25, 2021

/s/ Doug Howland Doug Howland	Director	February 25, 2021

/s/ Rudolph M. Miles Rudolph M. Miles	Director	February 25, 2021

/s/ Larry Norton Larry Norton	Director	February 25, 2021

/s/ Roberto resendez Roberto Resendez	Director	February 25, 2021
/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 25, 2021