Form 10-Q
period 2021-09-30
INTERNATIONAL BANCSHARES CORP
filed 2021-11-04
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	63,367,206 shares outstanding at November 1, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$2,287,318	$1,997,238
Investment securities:
Held to maturity debt securities (Market value of $3,400 on September 30, 2021 and $3,400 on December 31, 2020)	3,400	3,400
Available for sale debt securities (Amortized cost of $4,540,752 on September 30, 2021 and $3,054,289 on December 31, 2020)	4,554,314	3,080,768
Equity securities with readily determinable fair values	6,132	6,202
Total investment securities	4,563,846	3,090,370
Loans	7,404,158	7,541,754
Less allowance for credit losses	(109,325)	(109,059)
Net loans	7,294,833	7,432,695
Bank premises and equipment, net	459,291	479,878
Accrued interest receivable	31,394	37,881
Other investments	298,664	254,413
Cash surrender value of life insurance policies	295,513	292,381
Goodwill	282,532	282,532
Other assets	164,105	162,079
Total assets	$15,677,496	$14,029,467

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2021	2020
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$5,596,765	$4,715,814
Savings and interest bearing demand	4,460,557	3,852,505
Time	2,186,651	2,153,541
Total deposits	12,243,973	10,721,860
Securities sold under repurchase agreements	424,397	428,148
Other borrowed funds	436,186	436,327
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	143,926	130,492
Total liabilities	13,383,124	11,851,469
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,343,252 shares on September 30, 2021 and 96,240,977 shares on December 31, 2020	96,343	96,241
Surplus	151,855	149,334
Retained earnings	2,414,183	2,289,626
Accumulated other comprehensive income	10,723	20,825
	2,673,104	2,556,026
Less cost of shares in treasury, 32,979,001 shares on September 30, 2021 and 32,961,289 on December 31, 2020	(378,732)	(378,028)
Total shareholders’ equity	2,294,372	2,177,998
Total liabilities and shareholders’ equity	$15,677,496	$14,029,467

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$88,280	$90,614	$272,210	$287,608
Investment securities:
Taxable	11,669	8,469	21,558	40,049
Tax-exempt	360	605	1,132	2,024
Other interest income	883	295	2,145	564
Total interest income	101,192	99,983	297,045	330,245

Interest expense:
Savings deposits	1,082	1,028	3,001	5,424
Time deposits	2,814	4,292	8,941	15,581
Securities sold under repurchase agreements	165	164	448	777
Other borrowings	1,929	1,930	5,726	6,844
Junior subordinated deferrable interest debentures	692	756	2,102	3,109

Total interest expense	6,682	8,170	20,218	31,735

Net interest income	94,510	91,813	276,827	298,510

Provision for credit losses	2,801	8,770	5,137	36,595

Net interest income after provision for credit losses	91,709	83,043	271,690	261,915

Non-interest income:
Service charges on deposit accounts	17,294	15,037	47,971	45,554
Other service charges, commissions and fees
Banking	15,750	14,471	41,166	36,866
Non-banking	2,046	1,800	5,831	5,584
Investment securities transactions, net	(12)	—	(16)	(5)
Other investments, net	5,490	3,235	68,495	3,621
Other income	6,641	5,574	17,905	17,223

Total non-interest income	$47,209	$40,117	$181,352	$108,843

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-interest expense:
Employee compensation and benefits	$30,552	$31,718	$91,262	$100,367
Occupancy	6,491	6,677	18,638	19,346
Depreciation of bank premises and equipment	6,028	7,049	19,263	21,348
Professional fees	2,558	4,121	7,675	12,004
Deposit insurance assessments	1,026	810	2,840	1,012
Net expense, other real estate owned	438	1,341	5,351	7,178
Advertising	1,470	1,413	4,349	5,289
Software and software maintenance	4,115	4,964	13,081	14,712
Other	17,049	11,960	39,407	39,686

Total non-interest expense	69,727	70,053	201,866	220,942

Income before income taxes	69,191	53,107	251,176	149,816

Provision for income taxes	14,592	10,365	53,780	30,726

Net income	$54,599	$42,742	$197,396	$119,090

Basic earnings per common share:

Weighted average number of shares outstanding	63,372,777	63,269,966	63,347,922	63,876,496
Net income	$0.86	$0.68	$3.12	$1.86

Fully diluted earnings per common share:

Weighted average number of shares outstanding	63,498,542	63,386,292	63,479,174	64,001,883
Net income	$0.86	$0.67	$3.11	$1.86

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$54,599	$42,742	$197,396	$119,090
Other comprehensive income, net of tax:

Net unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(2,015), $(2,366), $(2,689) and $7,993)	(7,578)	(8,901)	(10,115)	30,069
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $3, $0, $3 and $1)	9	—	13	4
	(7,569)	(8,901)	(10,102)	30,073

Comprehensive income	$47,030	$33,841	$187,294	$149,163

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Nine Months ended September 30, 2021 and 2020

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2021	96,332	$96,332	$151,512	$2,397,610	$18,292	$(378,076)	$2,285,670
Net income	—	—	—	54,599	—	—	54,599
Dividends:
Payable ($.60 per share)	—	—	—	(38,026)	—	—	(38,026)
Purchase of treasury stock (16,713 shares)	—	—	—	—	—	(656)	(656)
Exercise of stock options	11	11	225	—	—	—	236
Stock compensation expense recognized in earnings	—	—	118	—	—	—	118
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(7,569)	—	(7,569)
Balance at September 30, 2021	96,343	$96,343	$151,855	$2,414,183	$10,723	$(378,732)	$2,294,372

		Number						Other
		of	Common			Retained		Comprehensive		Treasury
		Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at June 30, 2020		96,229	$96,229		$148,744		$2,233,455		$41,319	$(377,887)	$2,141,860
Net income		—	—		—		42,742		—	—	42,742
Dividends:
Payable ($.55 per share)		—	—		—		(34,800)		—	—	(34,800)
Purchase of treasury (5,016 shares)	—	—	—	—	—	—	—	—	—	(141)	(141)
Exercise of stock options		5	5		114		—		—	—	119
Stock compensation expense recognized in earnings		—	—		176		—		—	—	176
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments		—	—		—		—		(8,901)	—	(8,901)
Balance at September 30, 2020		96,234	$96,234		$149,034		$2,241,397		$32,418	$(378,028)	$2,141,055

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2020	96,241	$96,241	$149,334	$2,289,626	$20,825	$(378,028)	$2,177,998
Net income	—	—	—	197,396	—	—	197,396
Dividends:
Cash ($1.15 per share)	—	—	—	(72,839)	—	—	(72,839)
Purchase of treasury stock (17,712 shares)	—	—	—	—	—	(704)	(704)
Exercise of stock options	102	102	2,130	—	—	—	2,232
Stock compensation expense recognized in earnings	—	—	391	—	—	—	391
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(10,102)	—	(10,102)
Balance at September 30, 2021	96,343	$96,343	$151,855	$2,414,183	$10,723	$(378,732)	$2,294,372

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	96,215	$96,215	$148,075	$2,200,568	$2,345	$(329,150)	$2,118,053
Net income	—	—	—	119,090	—	—	119,090
Dividends:
Cash ($1.10 per share)	—	—	—	(69,928)	—	—	(69,928)
Purchase of treasury stock (1,946,228 shares)	—	—	—	—	—	(48,878)	(48,878)
Exercise of stock options	19	19	388	—	—	—	407
Stock compensation expense recognized in earnings	—	—	571	—	—	—	571
Cumulative adjustment for adoption of new accounting standards, net of tax	—	—	—	(8,333)	—	—	(8,333)
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	30,073	—	30,073
Balance at September 30, 2020	96,234	$96,234	$149,034	$2,241,397	$32,418	$(378,028)	$2,141,055

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:

Net income	$197,396	$119,090

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	5,137	36,595
Specific reserve, other real estate owned	2,065	702
Depreciation of bank premises and equipment	19,263	21,348
Loss (gain) on sale of bank premises and equipment	5	(248)
Loss (gain) on sale of other real estate owned	160	(361)
Accretion of investment securities discounts	(440)	(367)
Amortization of investment securities premiums	29,749	26,673
Investment securities transactions, net	16	5
Unrealized loss (gain) on equity securities with readily determinable fair values	70	(87)
Proceeds from settlements of claims	2,870	—
Stock based compensation expense	391	571
(Earnings) losses from affiliates and other investments	(66,746)	1,270
Deferred income taxes	(792)	(17,443)
Decrease in accrued interest receivable	6,487	576
Decrease in other assets	7,436	10,724
Increase in other liabilities	21,381	15,799

Net cash provided by operating activities	224,448	214,847

Investing activities:

Proceeds from maturities of securities	1,200	1,075
Proceeds from sales and calls of available for sale securities	5,890	28,795
Purchases of available for sale securities	(2,856,135)	(1,336,445)
Principal collected on mortgage backed securities	1,333,256	1,397,733
Net decrease (increase) in loans	116,355	(684,471)
Purchases of other investments	(45,184)	(38,985)
Distributions from other investments	60,207	64,870
Purchases of bank premises and equipment	(6,070)	(6,245)
Proceeds from sales of bank premises and equipment	1,278	879
Proceeds from sales of other real estate owned	7,925	4,248

Net cash used in investing activities	$(1,381,278)	$(568,546)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2021	2020
Financing activities:

Net increase in non-interest bearing demand deposits	$880,951	$976,195
Net increase in savings and interest bearing demand deposits	608,052	423,075
Net increase in time deposits	33,110	81,429
Net (decrease) increase in securities sold under repurchase agreements	(3,751)	139,313
Net decrease in other borrowed funds	(141)	(190,138)
Purchase of treasury stock	(704)	(48,878)
Proceeds from stock transactions	2,232	407
Payments of cash dividends	(72,839)	(35,128)

Net cash provided by financing activities	1,446,910	1,346,275

Increase in cash and cash equivalents	290,080	992,576

Cash and cash equivalents at beginning of period	1,997,238	256,820

Cash and cash equivalents at end of period	$2,287,318	$1,249,396

Supplemental cash flow information:
Interest paid	$21,127	$33,880
Income taxes paid	47,392	34,826
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$16,370	$4,526
Dividends declared, not yet paid on common stock	—	34,800
Net transfers from bank premises and equipment to other assets	—	4,260

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, Emerald Galveston Holdings, LLC and IBC Capital Corporation. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2021 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,509,643	$—	$4,509,643	$—
States and political subdivisions	44,671	—	44,671	—
Equity Securities	6,132	6,132	—	—
	$4,560,446	$6,132	$4,554,314	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2021 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	September 30,	Assets	Inputs	Inputs	During
	2021	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$57	$—	$—	$57	$209
Other real estate owned	$1,685	$—	$—	$1,685	$2,065

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

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List – Doubtful and other real estate owned. The fair value of Watch List-Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses. The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of September 30, 2021, we had $815,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $815,000 had an evaluation performed within the immediately preceding twelve months. As of December 31, 2020, we had approximately $18,361,000 of doubtful commercial collateral dependent loans, of which $16,587,000 had an appraisal performed within the immediately preceding twelve months and of which $1,283,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for credit losses (“ACL”), if necessary. The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three and nine months ended September 30, 2021 and the twelve months ended December 31, 2020, we recorded $2, $2 and $22,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three and nine months ended September 30, 2021 and the twelve months ended December 31, 2020, we recorded $0, $2,065,000 and $1,539,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at September 30, 2021 and December 31, 2020 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At September 30, 2021 and December 31, 2020, the carrying amount of fixed rate performing loans was $1,497,535,000 and $1,812,413,000, respectively, and the estimated fair value was $1,451,592,000 and $1,747,257,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2021 and December 31, 2020. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At September 30, 2021 and December 31, 2020, the carrying amount of time deposits was $2,186,651,000 and $2,153,541,000, respectively, and the estimated fair value was $2,184,386,000 and $2,148,976,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at September 30, 2021 and December 31, 2020.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2021 and December 31, 2020.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at September 30, 2021 and December 31, 2020 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At September 30, 2021 and December 31, 2020, the carrying amount of the fixed rate long-term FHLB borrowings was $436,186,000 and $436,372,000, respectively, and the estimated fair value was $466,315,000 and $480,475,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,680,091	$4,516,288
Real estate - mortgage	876,313	999,144
Real estate - construction	1,671,212	1,846,757
Consumer	40,699	40,595
Foreign	135,843	138,970
Total loans	$7,404,158	$7,541,754

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended September 30, 2021
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2021	$23,063	$33,603	$34,238	$4,206	$3,916	$8,196	$268	$791	$108,281
Losses charged to allowance	(2,287)	(2)	—	—	(73)	(4)	(64)	—	(2,430)
Recoveries credited to allowance	473	—	141	—	12	28	19	—	673
Net (losses) recoveries charged to allowance	(1,814)	(2)	141	—	(61)	24	(45)	—	(1,757)

Credit loss expense	1,955	503	871	9	(110)	(496)	47	22	2,801

Balance at September 30, 2021	$23,204	$34,104	$35,250	$4,215	$3,745	$7,724	$270	$813	$109,325

	Three Months Ended September 30, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2020	$20,079	$40,924	$18,711	$1,864	$3,208	$8,964	$288	$516	$94,554

Losses charged to allowance	(1,735)	—	—	—	(87)	(3)	(62)	—	(1,887)
Recoveries credited to allowance	523	14	86	—	8	51	46	—	728
Net (losses) recoveries charged to allowance	(1,212)	14	86	—	(79)	48	(16)	—	(1,159)

Credit loss expense	3,277	(2,855)	4,892	2,639	400	293	2	122	8,770

Balance at September 30, 2020	$22,144	$38,083	$23,689	$4,503	$3,529	$9,305	$274	$638	$102,165

	Nine Months Ended September 30, 2021
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2020	$21,908	$37,612	$30,000	$5,051	$3,874	$9,570	$291	$753	$109,059

Losses charged to allowance	(5,835)	(2)	(356)	—	(262)	(25)	(151)	—	(6,631)
Recoveries credited to allowance	1,429	—	160	—	47	86	38	—	1,760
Net (losses) recoveries charged to allowance	(4,406)	(2)	(196)	—	(215)	61	(113)	—	(4,871)

Credit loss expense	5,702	(3,506)	5,446	(836)	86	(1,907)	92	60	5,137

Balance at September 30, 2021	$23,204	$34,104	$35,250	$4,215	$3,745	$7,724	$270	$813	$109,325

	Nine Months Ended September 30, 2020
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2019	$11,145	$18,152	$16,533	$1,786	$3,762	$7,535	$542	$823	$60,278

Adoption of ASU 2016-13	4,247	13,391	(4,292)	(355)	(1,580)	(429)	(225)	(410)	10,347

Losses charged to allowance	(6,696)	(19)	(55)	—	(123)	(124)	(192)	—	(7,209)
Recoveries credited to allowance	1,793	15	107	—	10	171	58	—	2,154
Net (losses) recoveries charged to allowance	(4,903)	(4)	52	—	(113)	47	(134)	—	(5,055)

Credit loss expense	11,655	6,544	11,396	3,072	1,460	2,152	91	225	36,595

Balance at September 30, 2020	$22,144	$38,083	$23,689	$4,503	$3,529	$9,305	$274	$638	$102,165

The credit loss expense charged to operations increased throughout 2020 as a result of increases in the ACL due to deteriorating economic conditions as a result of the novel Coronavirus Disease 2019 (“COVID-19”) and its variant strains the impact of those conditions on certain segments of our loan portfolio. Economic conditions during the first nine months of 2021 have stabilized and, in some segments, improved. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2020 remained constant in the September 30, 2021 ACL calculation, which positively impacted the calculation and resulted in a decrease in the credit loss expense charged to operations for the three and nine months ended September 30, 2021 compared to the same period of 2020.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$331	$29	$1,596,518	$23,175
Commercial real estate: other construction & land development	646	70	1,670,566	34,034
Commercial real estate: farmland & commercial	414	—	2,715,663	35,250
Commercial real estate: multifamily	137	—	367,028	4,215
Residential: first lien	89	—	385,544	3,745
Residential: junior lien	33	—	490,647	7,724
Consumer	—	—	40,699	270
Foreign	—	—	135,843	813

Total	$1,650	$99	$7,402,508	$109,226

	December 31, 2020
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$1,189	$209	$1,784,747	$21,699
Commercial real estate: other construction & land development	17,496	70	1,829,261	37,542
Commercial real estate: farmland & commercial	439	—	2,288,869	30,000
Commercial real estate: multifamily	134	—	440,910	5,051
Residential: first lien	151	—	404,968	3,874
Residential: junior lien	38	—	593,987	9,570
Consumer	—	—	40,595	291
Foreign	—	—	138,970	753

Total	$19,447	$279	$7,522,307	$108,780

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(Dollars in Thousands)
Domestic
Commercial	$331	$1,189
Commercial real estate: other construction & land development	646	17,496
Commercial real estate: farmland & commercial	414	439
Commercial real estate: multifamily	137	134
Residential: first lien	342	526
Residential: junior lien	33	38
Total non-accrual loans	$1,903	$19,822

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

	September 30, 2021	December 31, 2020

	(Dollars in Thousands)
Domestic
Residential: first lien	$1,934	$4,078
Residential: junior lien	106	521
Consumer	862	989
Foreign	17	233
Total troubled debt restructuring	$2,919	$5,821

We are actively working with our customers affected by the current economic crisis arising from COVID-19. We have been offering and are prepared to continue to offer assistance in accordance with current regulatory guidance. That includes continuously reaching out to our customers and, in some cases, offering short-term payment deferral plans. As of November 1, 2021, we had approximately $226,831,000 in loans with some degree of payment deferrals in our system. In accordance with interagency regulatory guidance, these short-term deferrals are not considered troubled debt restructurings. The $226,831,000 is comprised primarily of loans related to industries that have been significantly impacted by the COVID-19 pandemic, including the hospitality sector, special use facilities, including child care centers, and retail developments.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Association (“SBA”), we assisted our customers with applications for loans through the PPP. PPP loans earn interest at 1% and PPP loans made prior to June 5, 2020 have a two-year term, while those made after June 5, 2020 have a five-year term; however, PPP loans also include forgiveness provisions that we expect most customers will utilize. Customers began submitting applications for the forgiveness program in the third quarter of 2020. PPP loans were intended to support up to 24 weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. As of November 1, 2021, we had 2,634 PPP loans totaling approximately $169,511,000 outstanding. The PPP loans are fully guaranteed by the U.S. government through the SBA.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-

off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at September 30, 2021 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2021 and December 31, 2020:

	September 30, 2021
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$5,123	$221	$89	$89	$5,433	$1,591,416	$1,596,849
Commercial real estate: other construction & land development	21,433	188	—	—	21,621	1,649,591	1,671,212
Commercial real estate: farmland & commercial	6,535	2,104	185	—	8,824	2,707,253	2,716,077
Commercial real estate: multifamily	—	—	—	—	—	367,165	367,165
Residential: first lien	2,266	655	4,930	4,735	7,851	377,782	385,633
Residential: junior lien	515	104	1,842	1,842	2,461	488,219	490,680
Consumer	240	70	46	46	356	40,343	40,699
Foreign	1,231	1,482	360	360	3,073	132,770	135,843
Total past due loans	$37,343	$4,824	$7,452	$7,072	$49,619	$7,354,539	$7,404,158

	December 31, 2020
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$1,931	$1,109	$563	$318	$3,603	$1,782,333	$1,785,936
Commercial real estate: other construction & land development	1,059	854	16,587	—	18,500	1,828,257	1,846,757
Commercial real estate: farmland & commercial	2,435	219	186	186	2,840	2,286,468	2,289,308
Commercial real estate: multifamily	126	—	—	—	126	440,918	441,044
Residential: first lien	2,399	926	6,165	5,890	9,490	395,629	405,119
Residential: junior lien	561	247	1,197	1,197	2,005	592,020	594,025
Consumer	318	71	79	79	468	40,127	40,595
Foreign	478	180	568	568	1,226	137,744	138,970
Total past due loans	$9,307	$3,606	$25,345	$8,238	$38,258	$7,503,496	$7,541,754

The decrease in Commercial Real Estate – Other Construction and Land Development Loans 90 days or greater past due at September 30, 2021 can be primarily attributed to a relationship secured by commercial property that was placed on non-accrual in the fourth quarter of 2020 and foreclosed upon in the first quarter of 2021.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at September 30, 2021 and December 31, 2020 is presented below:

	2021	2020	2019	2018	2017	Prior	Total

	(Dollars in Thousands)
Balance at September 30, 2021
Domestic
Commercial
Pass	$775,702	$398,790	$126,858	$104,736	$67,433	$8,398	$1,481,917
Special Review	1,517	74,691	139	81	—	—	76,428
Watch List - Pass	33,793	—	—	—	—	10	33,803
Watch List - Substandard	3,232	297	781	60	—	—	4,370
Watch List - Doubtful	106	134	—	—	91	—	331
Total Commercial	$814,350	$473,912	$127,778	$104,877	$67,524	$8,408	$1,596,849
Commercial real estate: other construction & land development
Pass	$657,381	$441,333	$413,856	$83,925	$15,826	$3,406	$1,615,727
Special Review	31,527	—	211	—	—	—	31,738
Watch List - Pass	—	23,101	—	—	—	—	23,101
Watch List - Doubtful	539	107	—	—	—	—	646
Total Commercial real estate: other construction & land development	$689,447	$464,541	$414,067	$83,925	$15,826	$3,406	$1,671,212
Commercial real estate: farmland & commercial
Pass	$771,884	$699,685	$326,176	$455,899	$197,313	$131,756	$2,582,713
Special Review	2,849	1,314	910	3,617	63	194	8,947
Watch List - Pass	17,503	44,143	—	—	94	1	61,741
Watch List - Substandard	1,304	54,124	4,178	—	2,195	461	62,262
Watch List - Doubtful	—	229	185	—	—	—	414
Total Commercial real estate: farmland & commercial	$793,540	$799,495	$331,449	$459,516	$199,665	$132,412	$2,716,077
Commercial real estate: multifamily
Pass	$40,569	$81,107	$98,720	$76,109	$63,220	$7,303	$367,028
Watch List - Doubtful	—	137	—	—	—	—	137
Total Commercial real estate: multifamily	$40,569	$81,244	$98,720	$76,109	$63,220	$7,303	$367,165
Residential: first lien
Pass	$85,763	$56,687	$65,531	$51,959	$31,709	$93,611	$385,260
Watch List - Substandard	57	—	103	—	123	1	284
Watch List - Doubtful	—	89	—	—	—	—	89
Total Residential: first lien	$85,820	$56,776	$65,634	$51,959	$31,832	$93,612	$385,633
Residential: junior lien
Pass	$103,570	$141,368	$71,211	$35,364	$46,503	$92,631	$490,647
Watch List- Doubtful	—	33	—	—	—	—	33
Total Residential: junior lien	$103,570	$141,401	$71,211	$35,364	$46,503	$92,631	$490,680
Residential: junior lien
Consumer
Pass	$26,613	$10,196	$1,910	$332	$67	$1,581	$40,699
Total Consumer	$26,613	$10,196	$1,910	$332	$67	$1,581	$40,699
Foreign
Pass	$69,895	$37,503	$9,082	$9,347	$5,238	$4,778	$135,843
Total Foreign	$69,895	$37,503	$9,082	$9,347	$5,238	$4,778	$135,843
Total Loans	$2,623,804	$2,065,068	$1,119,851	$821,429	$429,875	$344,131	$7,404,158

	2020	2019	2018	2017	2016	Prior	Total

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

The decrease in Special Review Commercial Real Estate – Other Construction and Land development loans at September 30, 2021 compared to December 31, 2020 can be primarily attributed to the payoff of a loan secured by commercial property in the first quarter of 2021. The decrease in Watch List-Doubtful loans in the same category for the same period can be primarily attributed to a relationship secured by commercial property that was placed on non-accrual status in the fourth quarter of 2020 and subsequently foreclosed upon in the first quarter of 2021.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of September 30, 2021, 21,478 shares were available for future grants under the 2012 Plan.

A summary of option activity under the stock option plan for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2020	651,127	$27.24
Plus: Options granted	18,000	37.76
Less:
Options exercised	102,275	21.83
Options expired	—	—
Options forfeited	29,376	33.31
Options outstanding at September 30, 2021	537,476	28.29	4.73	$7,176

Options fully vested and exercisable at September 30, 2021	342,473	$24.58	3.32	$5,843

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2021 was $118,000 and $391,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2020 was $176,000 and $571,000, respectively. As of September 30, 2021, there was approximately $1,023,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.7 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. In accordance with ASU 2016-13, which we adopted on January 1, 2020, available-for-sale and held-to-maturity debt securities in an unrealized loss position must be evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment would be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. The exception to this process will occur if we intend to sell an impaired available-for-sale debt security or if we will more likely than not be required to sell a credit impaired available-for-sale debt security prior to the value recovering to the security’s amortized cost. In those situations, the entire credit-related impairment amount would be required to be recognized in earnings. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at September 30, 2021 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at September 30, 2021 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$4,499,169	$21,717	$(11,243)	$4,509,643	$4,509,643
Obligations of states and political subdivisions	41,583	3,088	—	44,671	44,671
Total investment securities	$4,540,752	$24,805	$(11,243)	$4,554,314	$4,554,314
(1)	Included in the carrying value of residential mortgage-backed securities are $873,753 of mortgage-backed securities issued by Ginnie Mae and $3,635,890 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2020 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$3,006,592	$32,701	$(9,339)	$3,029,954	$3,029,954
Obligations of states and political subdivisions	47,697	3,131	(14)	50,814	50,814
Total investment securities	$3,054,289	$35,832	$(9,353)	$3,080,768	$3,080,768
(1)	Included in the carrying value of residential mortgage-backed securities are $371,407 of mortgage-backed securities issued by Ginnie Mae and $2,658,547 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$2,200	$2,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	41,583	44,671
Residential mortgage-backed securities	—	—	4,499,169	4,509,643
Total investment securities	$3,400	$3,400	$4,540,752	$4,554,314

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,442,729,000 and $1,442,487,000, respectively, at September 30, 2021.

Proceeds from the sale and calls of debt securities available-for-sale were $3,025,000 and $5,890,000 for the three and nine months ended September 30, 2021, respectively, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $12,000 and $16,000, respectively, were realized on the sales and calls for the three and nine months ended September 30, 2021. Proceeds from the sale and call of debt securities available-for-sale were $9,875,000 and $28,795,000 for the three and nine months ended September 30, 2020, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $0 and $5,000 were realized on the sales and calls for the three and nine months ended September 30, 2020, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2021, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$2,448,908	$(10,355)	$276,364	$(888)	$2,725,272	$(11,243)
	$2,448,908	$(10,355)	$276,364	$(888)	$2,725,272	$(11,243)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At September 30, 2021 and December 31, 2020, the balance in equity securities with readily determinable fair values recorded at fair value were $6,132,000 and $6,202,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020:

Three Months Ended
September 30, 2021
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(5)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(5)

Nine Months Ended
September 30, 2021
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(70)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(70)

Three Months Ended
September 30, 2020
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(12)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(12)

Nine Months Ended
September 30, 2020
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$87
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$87

Other investments include equity and merchant banking investments held by our subsidiary banks and non-banking entities. During the second quarter of 2021, one of our non-bank subsidiaries sold an equity interest in a merchant banking investment resulting in a gain on sale included in other investment income on the consolidated statements of income.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At September 30, 2021, other borrowed funds totaled $436,186,000, a decrease of less than .1% from $436,327,000 at December 31, 2020.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of September 30, 2021, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of September 30, 2021 and December 31, 2020, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2021 and December 31, 2020, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2021:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	3.18%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.76%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	1.78%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	1.76%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.57%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $.60 and $0.55 per share on February 17 and September 3, 2021, respectively, to record holders of our common Stock on February 5 and August 20, 2021, respectively. We paid cash dividends of $.55 per share on April 3 and October 5, 2020, respectively, to record holders of our common stock on April 1 and September 21, 2020, respectively.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 2, 2021, the Board of Directors extended the repurchase program to purchase up to $50 million of common stock during the 12-month period commencing on March 17, 2021. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2021, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 1, 2021, a total of 12,285,114 shares had been repurchased under all programs at a cost of $357,759,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. We believe that as of September 30, 2021, we continue to meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2021, our capital levels continue to exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 19.64% on September 30, 2021 and 19.05% on December 31, 2020. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.89% and 14.92%, risk-weighted Tier 1 capital ratio of 20.76% and 20.25% and risk-weighted total capital ratio of 21.86% and 21.40% at September 30, 2021 and December 31, 2020, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2021, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2021, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2020, included in our 2020 Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or any future period.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small businesses through federally guaranteed loans distributed through banks. These loans were originally intended to support eight weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. Subsequently, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“CARES Part II”) was signed into law. CARES Part II provides an additional funding of $320 billion for the PPP program. Then, on June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA, among other things, extended the period of time that businesses could spend PPP loan proceeds on payroll and other eligible costs from eight weeks to the earlier of 24 weeks or December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) was enacted, which among other things, reauthorized lending under the PPP to first-time borrowers and for second draws by certain borrowers who have previously received PPP loans. The Economic Aid Act made available an additional $147 billion for PPP loans requested by March 31, 2021. We have been active participants in helping our customers obtain PPP loans under all the PPP programs, and as of November 1, 2021, have approximately 2,634 loans with an approximate value of $169,511,000 outstanding.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2021	December 31, 2020	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$15,677,496	$14,029,467	11.7%
Net loans	7,294,833	7,432,695	(1.9)
Deposits	12,243,973	10,721,860	14.2
Securities sold under repurchase agreements	424,397	428,148	(0.9)
Other borrowed funds	436,186	436,327	(0.0)
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	2,294,372	2,177,998	5.3

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Interest income	$101,192	$99,983	1.2%	$297,045	$330,245	(10.1)%
Interest expense	6,682	8,170	(18.2)	20,218	31,735	(36.3)
Net interest income	94,510	91,813	2.9	276,827	298,510	(7.3)
Provision for probable loan losses	2,801	8,770	(68.1)	5,137	36,595	(86.0)
Non-interest income	47,209	40,117	17.7	181,352	108,843	66.6
Non-interest expense	69,727	70,053	(0.5)	201,866	220,942	(8.6)
Net income	54,599	42,742	27.7%	197,396	119,090	65.8%

Per common share:
Basic	$.86	$.68	26.5%	$3.12	$1.86	67.7%
Diluted	.86	.67	28.4	3.11	1.86	67.2

Net Income

Net income for the three and nine months ended September 30, 2021 increased by 27.7% and 65.8%, respectively, compared to the same periods of 2020. Net income for the nine months ended September 30, 2021 was significantly impacted by the sale of an equity interest in a merchant banking investment held by one of our non-bank subsidiaries totaling $42.8 million, net of tax. Net income for the three and nine months ended September 30, 2021 was also positively impacted by a decrease in the provision for credit losses compared to the same periods of 2020. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The impact of the adoption resulted in a charge to capital of $8.3 million, net of tax. The credit loss expense charged to operations increased throughout 2020 as a result of increases in the allowance for credit losses (“ACL”) due to deteriorating economic conditions as a result of COVID-19 and the impact of those conditions on certain segments of our loan portfolio. Economic conditions during the first nine months of 2021 have stabilized or improved in certain segments. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2020 remained constant in the September 30, 2021 ACL calculation, which positively impacted the calculation and resulted in a decrease of $24.9 million, net of tax, in the credit loss expense charged to operations for the nine months ended September 30, 2021 compared to the same period of 2020. Net interest income continues to be negatively impacted by the Federal Reserve Board (“FRB”) action to keep interest rates low since March 2020.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Interest Income:
Loans, including fees	$88,280	$90,614	(2.6)%	$272,210	$287,608	(5.4)%
Investment securities:
Taxable	11,669	8,469	37.8	21,558	40,049	(46.2)
Tax-exempt	360	605	(40.5)	1,132	2,024	(44.1)
Other interest income	883	295	199.3	2,145	564	280.3

Total interest income	101,192	99,983	1.2	297,045	330,245	(10.1)

Interest expense:
Savings deposits	1,082	1,028	5.3	3,001	5,424	(44.7)
Time deposits	2,814	4,292	(34.4)	8,941	15,581	(42.6)
Securities sold under Repurchase agreements	165	164	0.6	448	777	(42.3)
Other borrowings	1,929	1,930	(0.1)	5,726	6,844	(16.3)
Junior subordinated interest deferrable debentures	692	756	(8.5)	2,102	3,109	(32.4)

Total interest expense	6,682	8,170	(18.2)	20,218	31,735	(36.3)

Net interest income	$94,510	$91,813	2.9%	$276,827	$298,510	(7.3)%

The decrease in net interest income for the nine months ended September 30, 2021 can be attributed to a decrease in interest income on loans and investment securities arising from the Federal Reserve Board actions to lower interest rates in early 2020, a decrease in the average size of the available-for-sale securities portfolio, and an acceleration in principal paydowns of residential mortgage-backed securities in the portfolio. Interest expense on other borrowings consists of interest expense on FHLB borrowings and has decreased as the level of borrowings outstanding has decreased. Interest expense on savings and time deposits for the nine months ended September 30, 2021 was positively impacted by internal rate decreases paid on such deposits in line with market interest rates. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 45 for the September 30, 2021 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)

Service charges on deposit accounts	$17,294	$15,037	15.0%	$47,971	$45,554	5.3%
Other service charges, commissions and fees
Banking	15,750	14,471	8.8	41,166	36,866	11.7
Non-banking	2,046	1,800	13.7	5,831	5,584	4.4
Investment securities transactions, net	(12)	—	-	(16)	(5)	220.0
Other investments, net	5,490	3,235	69.7	68,495	3,621	1,791.6
Other income	6,641	5,574	19.1	17,905	17,223	4.0
Total non-interest income	$47,209	$40,117	17.7%	$181,352	$108,843	66.6%

Total non-interest income for the three and nine months ended September 30, 2021 increased by 17.7% and 66.6%, respectively, compared to the same periods of 2020. Income from service charges on deposits increased for the three and nine months ended September 30, 2021 compared to the same periods of 2020 due to an increase in customer activity as a result of the current economic environment and a decrease in the impact of the COVID-19 pandemic on day-to-day activities. Non-interest income from other investments for the nine months ended September 30, 2021 was positively impacted by the sale of an equity interest in a merchant banking investment held by one of our non-bank subsidiaries.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)

Employee compensation and benefits	$30,552	$31,718	(3.7)%	$91,262	$100,367	(9.1)%
Occupancy	6,491	6,677	(2.8)	18,638	19,346	(3.7)
Depreciation of bank premises and equipment	6,028	7,049	(14.5)	19,263	21,348	(9.8)
Professional fees	2,558	4,121	(37.9)	7,675	12,004	(36.1)
Deposit insurance assessments	1,026	810	26.7	2,840	1,012	180.6
Net expense, other real estate owned	438	1,341	(67.3)	5,351	7,178	(25.5)
Advertising	1,470	1,413	4.0	4,349	5,289	(17.8)
Software and software maintenance	4,115	4,964	(17.1)	13,091	14,712	(11.0)
Other	17,049	11,960	42.6	39,407	39,686	(0.7)

Total non-interest expense	$69,727	$70,053	(0.5)%	$201,876	$220,942	(8.6)%

Non-interest expense for the three and nine months ended September 30, 2021 decreased by .5% and 8.6%, respectively, compared to the same periods of 2020. The decrease is primarily due to our continued employee compensation and benefits reductions, and is primarily being driven by efforts to right-size and closely manage our workforce commensurate with decreased activities in our branches arising from the COVID-19 pandemic while ensuring that we are able to continue to serve our customers. We continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased .2% to $109,325,000 at September 30, 2021 from $109,059,000 at December 31, 2020. The provision for credit losses charged to expense decreased 68.1% and 86.0% for the three and nine months ended September 30, 2021 to $2,801,000 and $5,137,000, respectively, compared to $8,770,000 and $36,595,000 for the same periods of 2020. The credit loss expense charged to operations increased throughout 2020 as a result of increases in the ACL due to deteriorating economic conditions as a result of COVID-19 and the impact of those conditions on certain segments of our loan portfolio. Economic conditions during the first nine months of 2021 have stabilized, and in some segments, improved. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2020 remained constant in the September 30, 2021 ACL calculation, which positively impacted the calculation and resulted in a decrease in the credit loss expense charged to operations for the three and nine months ended September 30, 2021 compared to the same periods of 2020. We adopted the provisions of ASU 2016-13 on January 1, 2020, resulting in a transition from the long-standing incurred loss model to an expected credit loss model, which recognizes credit losses over the life of a financial asset. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. Expected credit losses capture historical information, current conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses was 1.48% of total loans at September 30, 2021 and 1.45% of total loans at December 31, 2020.

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

Loans

Total loans decreased by 1.8% to $7,404,158,000 at September 30, 2021, from $7,541,754,000 at December 31, 2020.

Deposits

Deposits increased by 14.2% to $12,243,973,000 at September 30, 2021, compared to $10,721,860,000 at December 31, 2020. Deposits have continued to increase as customers have received proceeds from CARES Act programs, such as stimulus payments and PPP loan proceeds, and presumably decided to save and preserve cash instead of spending during these uncertain times.

Foreign Operations

On September 30, 2021, we had $15,677,496,000 of consolidated assets, of which approximately $135,843,000, or .9%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $138,970,000, or 1.0%, at December 31, 2020. Of the $135,843,000, 85.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 6.8% is secured by foreign real estate or other assets; and 7.4% is unsecured.

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

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At September 30, 2021, shareholders’ equity was $2,294,372,000 compared to $2,177,998,000 at December 31, 2020. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by the payment of dividends to shareholders and a decrease in other comprehensive income.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. Management believes, as of September 30, 2021, that we and each of our Subsidiary Banks continue to meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 19.64% on September 30, 2021 and 19.05% on December 31, 2020. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.89% and 14.92%, risk-weighted Tier 1 capital ratio of 20.76% and 20.25% and risk-weighted total capital ratio of 21.86% and 21.40% at September 30, 2021 and December 31, 2020, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2021, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2021, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2021 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2021	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$631,587	$1,731,010	$2,156,578	$44,671	$4,563,846
Loans, net of non-accruals	5,951,674	202,983	350,451	897,147	7,402,255

Total earning assets	$6,583,261	$1,933,993	$2,507,029	$941,818	$11,966,101

Cumulative earning assets	$6,583,261	$8,517,254	$11,024,283	$11,966,101

Rate sensitive liabilities

Time deposits	$951,291	$1,107,717	$127,627	$16	$2,186,651
Other interest bearing deposits	4,460,557	—	—	—	4,460,557
Securities sold under repurchase agreements	424,397	—	—	—	424,397
Other borrowed funds	—	—	—	436,186	436,186
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$5,970,887	$1,107,717	$127,627	$436,202	$7,642,433

Cumulative sensitive liabilities	$5,970,887	$7,078,604	$7,206,231	$7,642,433

Repricing gap	$612,374	$826,276	$2,379,402	$505,616	$4,323,668
Cumulative repricing gap	612,374	1,438,650	3,818,052	4,323,668
Ratio of interest-sensitive assets to liabilities	1.10	1.75	19.64	2.16	1.57
Ratio of cumulative, interest-sensitive assets to liabilities	1.10	1.20	1.53	1.57

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2021, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 22 of our 2020 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 2, 2021, the Board of Directors extended the repurchase program to purchase up to $50 million of common stock during the 12-month period commencing on March 17, 2021. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2021, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 1, 2021, a total of 12,285,114 shares had been repurchased under all programs at a cost of $357,759,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended September 30, 2021.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2021	—	$—	—	$50,000,000
August 1 – August 31, 2021	—	—	—	50,000,000
September 1 – September 30, 2021	16,713	39.29	16,713	49,343,000
Total	16,713	$39.29	16,713
(1)	The repurchase program was extended and increased on March 2, 2021 and allows for the purchase of up to an additional $50,000,000 of common stock through March 17, 2022.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2021 and 2020; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 4, 2021	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 4, 2021	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer