Form 10-K
period 2021-12-31
INTERNATIONAL BANCSHARES CORP
filed 2022-02-24
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2021 was $2,721,106,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 18, 2022, there were 63,376,041 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2021 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2022 Annual Meeting of Shareholders (in Part III).

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

Our principal assets at December 31, 2021, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

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

We also own five direct non-banking subsidiaries:

●	IBC Trading Company, an export trading company which is currently inactive;
●	IBC Charitable and Community Development Corporation, a Texas nonprofit corporation formed to conduct charitable and community development activities;
●	IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments; and
●	Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas.
●	Diamond Beach Holdings, LLC, a merchant banking entity formed under the laws of the State of Texas.

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

Services, Human Capital, and Diversity and Inclusion

Our Subsidiary Banks have historically focused on providing commercial banking services to small and medium sized businesses located in their trade areas and select international banking services.  In recent years, however, the Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as locating branches in retail locations and shopping malls.  Today, we have 170 facilities and 263 ATMs serving 76 communities in Texas and Oklahoma.

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

As of December 31, 2021, we and our Subsidiary Banks employed approximately 2,101 persons full time and 160 persons part time. As of December 31, 2021, over 60% of our approximately 300-person officer management team have been with us for more than 15 years, and approximately 69% of those have been with us for more than 20 years.

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

We are committed to attracting, hiring and retaining a diverse workforce that is representative of the communities in which we live and serve. As of December 31, 2021, over 72% of our workforce self-identified as Latino or Hispanic, and over 67% self-identified as women. We are committed to providing equal opportunity for applicants and employees in all of our employment practices, including but not limited to, hiring, promoting, transferring, and compensating without regard to sex, race, color, national origin, genetic information, citizenship status, age, religion, veteran, disability or any other characteristic protected by law. We also conduct training programs on equal employment opportunities, diversity and inclusion in the workplace, as well as training sessions that coach and develop talent in order to retain a diverse workforce. Our commitment to diversity and inclusion is further underscored by our efforts to reach out to minority and women’s organizations and to educational institutions that serve significant minority or women student populations. We also participate in events to attract minorities and women and recruit them for available employment opportunities. We consider it a significant accomplishment that almost 35% of our employees come from low- or moderate-income geographies and are able to succeed at providing high quality complex financial services to our customers.

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

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 25%, 27% and 29% of the Subsidiary Banks total deposits for the three years ended December 31, 2021, 2020 and 2019, respectively.

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

At December 31, 2021, there was an aggregate of approximately $1,066,000,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2021, assuming that each of such banks continues to be classified as “well-capitalized.”  Further, we could expend the entire $1,066,000,000 and continue to be classified as “well-capitalized” under the capital rules applicable as of December 31, 2021.

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

The Dodd-Frank Act requires the federal banking agencies to jointly issue rules implementing the “source of strength” doctrine, but as of December 31, 2021, the FRB and other federal banking regulators have not yet issued such rules.

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

Our FDIC deposit insurance expense totaled $4,389,000, $1,870,000 and $1,416,000 in 2021, 2020 and 2019, respectively.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent.  Our leverage ratio at December 31, 2021 was 13.94%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of five percent as of December 31, 2021.

The federal bank regulatory agencies have adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Improvement Act (FDICIA) mandate corrective actions are taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2021, our holding company and each of the Subsidiary Banks were classified as “well-capitalized” under the applicable regulations.

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

As of December 31, 2021, each of our Subsidiary Banks are “well-capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

FASB CECL Accounting Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 to ASC 326, “Financial Instruments – Credit Losses,” (CECL).  The update amended existing standards for accounting for credit losses for financial assets.  The update required that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  The update also expanded the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets.  The update also amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The impact of the adoption of the update’s standard was to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was adopted.  The accounting standard was effective for us on January 1, 2020.  The task force we formed, which included key members of the teams that worked with the allowance for probable loan losses plus members representing the corporate accounting and risk management areas, worked with the implementation of the update and validation to complete our model/tool.  Based on the composition of the portfolio as of December 31, 2019 and after finalizing the methodology, the adoption of the update increased our allowance for probable loan losses (referred to as the allowance for credit losses under ASU 2016-13), by approximately 17.2%, resulting in a one-time cumulative-effect adjustment to retained earnings of approximately $8.3 million, net of tax, upon adoption.  In December 2018, the FRB and the other federal banking regulators issued a final rule that modified their regulatory capital rules and provided an option for banks to phase-in the increased reserves required pursuant to the adoption of CECL over a period of three years to mitigate the effects on their regulatory capital requirements.  We did not elect this phase-in option and instead immediately recognized the capital impact.

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

Three of our Subsidiary Banks received an “Outstanding” CRA rating, and the rest received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2022. “Large institution” now means a bank with total assets equal to or greater than  $1.384 billion for December 31 of both of the prior two calendar years, “small institution” means an institution with assets less than $1.384 billion as of December 31 of either of the prior two calendar years, and “intermediate small institution” means an institution with assets of at least $346 million as of December 31 of both of the prior two calendar years and less than $1.384 billion as of December 31 of either of the prior two calendar years. Three of our Subsidiary Banks are considered “intermediate small institutions” and IBC and IBC Oklahoma are considered “large institutions” under the new asset thresholds.

Consumer Laws

In addition to the laws and regulations discussed herein, the Subsidiary Banks are also subject to numerous consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Subsidiary Banks must comply with the applicable provisions of these consumer finance protection laws and regulations as part of their ongoing customer relations. The Dodd-Frank Act established comprehensive new rules regulating mortgage activities and created the CFPB with direct supervisory authority to enforce certain consumer finance protection laws over banks with assets of $10 billion or more and certain nonbank entities.  The CFPB will also have direct supervisory authority over the Subsidiary Banks under Section 1025 of the Dodd-Frank Act until the lead Subsidiary Bank reports assets of less than $10 billion for four consecutive quarters. The CFPB will take over from the FDIC as our primary regulator to oversee and enforce certain express consumer finance protection laws.

The CFPB’s broad authority to issue, interpret, and enforce almost all federal consumer protection laws, and its issuance of applicable disclosure forms, may impact each of the Subsidiary Banks’ consumer compliance programs. The applicable consumer financial protection laws include, in part, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of Dodd-Frank. The CFPB also has broad authority, among other matters, to declare acts or practices to be “unfair, deceptive, or abusive,” and to develop and require new consumer disclosures. The CFPB has issued and continues to issue numerous regulations under which IBC and the Subsidiary Banks will continue to incur additional expense in connection with ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

●	positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;

●	the CFPB's final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;

●	positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and

●	focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

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

The National Institute of Standards and Technology (NIST) released a preliminary Framework for Approving Critical Infrastructure Cybersecurity in 2014. Our Subsidiary Banks are expected to incorporate the NIST Cybersecurity Framework into their security frameworks, which are also governed by FFIEC guidelines.  In 2016, the federal banking agencies proposed enhanced cyber risk management standards for large interconnected entities and their service providers.  The proposal establishes enhanced standards to increase the operational resilience of these entities and reduce the impact on the financial system in case of a cyber event experienced by one of these entities.  The standards address cyber risk governance, cyber risk management, internal dependency management, external dependency management, incident response, cyber resilience and situational awareness.  The enhanced standards would be implemented in a tiered manner, imposing more stringent standards on the systems of those entities that are critical to the functioning of the financial sector.  In 2021, the federal banking agencies adopted a rule governing computer security incidents and, in part, the rule requires notification by a regulated institution to its primary federal regulator in the event of certain cybersecurity-related incidents.

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

On October 4, 2017, the CFPB issued an interim final rule and a proposed rule to provide mortgage servicers more flexibility and certainty around requirements to communicate with certain borrowers under the CFPB’s 2016 mortgage servicing amendments. The interim final rule gives servicers more flexibility regarding when to communicate about foreclosure prevention options with borrowers who have requested a cease in communication under federal debt collection law. The interim final rule became effective on October 19, 2017, the same date that the related 2016 rule provisions become effective. The proposed rule was finalized and became effective on April 19, 2018. It imposes mortgage servicing requirements which are complex. All servicers must ensure they have comprehensive practices for responding to potential successors in interest and for confirming and communicating with them. Additionally, servicers need to determine which of the CFPB’s three options to adopt for communicating with confirmed successors in interest, in a manner that ensures clarity and does not indicate an obligation to repay a mortgage. The CFPB also removed the blanket exemption from the periodic statement requirement for borrowers in bankruptcy, making it necessary to provide modified periodic statements – which will require significant system configurations and testing to ensure the new requirements are met.

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

The adoption of ASU 2016-13, as amended, on January 1, 2020 impacted our methodology for estimating the allowance for credit losses.  The update requires that the expected credit losses on the financial instruments held as of the end of the period being reported be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  The update also expanded the required disclosures related to significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s financial assets.  The update also amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The adoption of the update increased our allowance for probable loan losses (referred to as the allowance for credit losses under ASU 2016-13), by approximately 17.2%, resulting in a one-time cumulative-effect adjustment to retained earnings of approximately $8.3 million, net of tax, upon adoption.

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

We may be adversely impacted by the transition from LIBOR as a reference rate

The United Kingdom’s Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”).  This means that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, however, certain USD LIBOR rates will continue to be published until June 30, 2023.  Consequently, it is not currently possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.  It is equally impossible to predict whether LIBOR will continue to be an acceptable market benchmark, what alternative rate or rates may become acceptable, or what the effect of any such changes may be on the markets for LIBOR-indexed financial instruments.

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

Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside our control, and our financial performance.  We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2021. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively.  Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

Decreased market oil prices compress margins for many U.S., Texas and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Energy production and related industries represent a large part of the economies in some of our primary markets. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy dominant states such as Texas and Oklahoma. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operation.

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

As of December 31, 2021, we had approximately $134 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust.  We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 16 of the Notes to consolidated financial statements located on page 66 of the 2021 Annual Report to Shareholders which is Exhibit 13 hereto and incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None

Item 4A.  Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2021 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	79	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Dalia F. Martinez	61	Vice President of the Company since 2021, Executive Vice President of IBC	2021	
Judith I. Wawroski	47	Treasurer of the Company since 2017, Principal Financial Officer of the Company since 2017, Executive Vice President of IBC	2017	

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Preferred Stock, Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 24 through 25 of our 2021 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2021 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 26 of our 2021 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 17 through 21 of our 2021 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements located on pages 29 through 78 of our 2021 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 79 and 80 of our 2021 Annual Report are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer,  of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2021 consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2021.  Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2021 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Austin, Texas

February 24, 2022

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “DELINQUENT SECTION 16(a) REPORTS.” There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2022 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14.  Principal Accounting Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents
1.	Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2021 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated:
Statements of Condition as of December 31, 2021 and 2020

Statements of Income for the years ended December 31, 2021, 2020 and 2019
Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3a)*	—Articles of Incorporation of International Bancshares Corporation.
(3b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3f)*	—Amended and Restated By-Laws of International Bancshares Corporation.
(3g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)	—Description of the Registrant’s Securities.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)**	—International Bancshares Corporation 2021 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 18, 2022
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	—Interactive Data File
104++	—Cover Page Interactive Data File

*	Previously filed
+	Executive Compensation Plans and Arrangements
**	Deemed filed only with respect to those portions thereof incorporated herein by reference
++

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2021, 2020 and 2019 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2021 and 2020, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (iv) Cover Page interactive data.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 4—	Description of Registrant’s Securities
Exhibit 13—	International Bancshares Corporation 2021 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 18, 2022
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31a—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31b—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32a—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32b—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101—	Interactive Inline Data File
Exhibit 104—	Cover Page Inline Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 24, 2022

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Financial Officer)	February 24, 2022
/s/ Javier de anda Javier de Anda	Director	February 24, 2022
/s/ Doug Howland Doug Howland	Director	February 24, 2022

/s/ Rudolph M. Miles Rudolph M. Miles	Director	February 24, 2022

/s/ Larry Norton Larry Norton	Director	February 24, 2022

/s/ Roberto resendez Roberto Resendez	Director	February 24, 2022

/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 24, 2022
/s/ Diana G. Zuniga Diana G. Zuniga	Director	February 24, 2022