Form 10-Q
period 2022-03-31
INTERNATIONAL BANCSHARES CORP
filed 2022-05-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	63,172,175 shares outstanding at May 2, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$3,448,199	$3,209,242
Investment securities:
Held to maturity debt securities (Market value of $3,400 on March 31, 2022 and $3,400 on December 31, 2021)	3,400	3,400
Available for sale debt securities (Amortized cost of $4,404,302 on March 31, 2022 and $4,254,960 on December 31, 2021)	4,141,997	4,213,920
Equity securities with readily determinable fair values	5,810	6,079
Total investment securities	4,151,207	4,223,399
Loans	7,048,277	7,209,151
Less allowance for credit losses	(110,227)	(110,374)
Net loans	6,938,050	7,098,777
Bank premises and equipment, net	438,147	447,082
Accrued interest receivable	27,555	30,593
Other investments	353,185	296,882
Cash surrender value of life insurance policies	298,863	297,218
Goodwill	282,532	282,532
Other assets	198,951	160,511
Total assets	$16,136,689	$16,046,236

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2022	2021
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$6,037,206	$5,838,526
Savings and interest bearing demand	4,561,651	4,590,548
Time	2,196,479	2,188,803
Total deposits	12,795,336	12,617,877
Securities sold under repurchase agreements	490,091	439,672
Other borrowed funds	436,090	436,138
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	132,851	109,426
Total liabilities	13,989,010	13,737,755
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,357,314 shares on March 31, 2022 and 96,350,977 shares on December 31, 2021	96,357	96,351
Surplus	152,405	152,144
Retained earnings	2,486,177	2,470,710
Accumulated other comprehensive loss	(205,136)	(31,980)
	2,529,803	2,687,225
Less cost of shares in treasury, 33,062,339 shares on March 31, 2022 and 32,979,273 on December 31, 2021	(382,124)	(378,744)
Total shareholders’ equity	2,147,679	2,308,481
Total liabilities and shareholders’ equity	$16,136,689	$16,046,236

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans, including fees	$81,488	$92,114
Investment securities:
Taxable	13,190	4,875
Tax-exempt	350	395
Other interest income	1,404	490
Total interest income	96,432	97,874

Interest expense:
Savings deposits	1,101	929
Time deposits	2,504	3,198
Securities sold under repurchase agreements	184	141
Other borrowings	1,888	1,889
Junior subordinated deferrable interest debentures	709	708

Total interest expense	6,386	6,865

Net interest income	90,046	91,009

Provision for credit losses	1,481	1,192

Net interest income after provision for credit losses	88,565	89,817

Non-interest income:
Service charges on deposit accounts	17,257	14,903
Other service charges, commissions and fees
Banking	12,516	12,183
Non-banking	1,765	1,440
Investment securities transactions, net	—	(4)
Other investments, net	2,882	4,085
Other income	9,092	3,630

Total non-interest income	$43,512	$36,237

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Non-interest expense:
Employee compensation and benefits	$31,119	$30,162
Occupancy	6,272	5,617
Depreciation of bank premises and equipment	5,475	6,799
Professional fees	2,318	2,836
Deposit insurance assessments	1,057	887
Net operations, other real estate owned	(408)	1,245
Advertising	1,440	1,423
Software and software maintenance	4,177	4,440
Other	12,668	8,776

Total non-interest expense	64,118	62,185

Income before income taxes	67,959	63,869

Provision for income taxes	14,466	13,098

Net income	$53,493	$50,771

Basic earnings per common share:

Weighted average number of shares outstanding	63,352,240	63,307,455
Net income	$0.84	$0.80

Fully diluted earnings per common share:

Weighted average number of shares outstanding	63,498,268	63,419,706
Net income	$0.84	$0.80

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income	$53,493	$50,771
Other comprehensive loss, net of tax:

Net unrealized holding losses on securities available for sale arising during period (net of tax effects of $(46,029), and $(801))	(173,156)	(3,015)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0 and $1)	—	3
	(173,156)	(3,012)

Comprehensive (loss) income	$(119,663)	$47,759

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2022 and 2021

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2021	96,351	$96,351	$152,144	$2,470,710	$(31,980)	$(378,744)	$2,308,481
Net income	—	—	—	53,493	—	—	53,493
Dividends:
Payable ($.60 per share)	—	—	—	(38,026)	—	—	(38,026)
Purchase of treasury stock (83,066 shares)	—	—	—	—	—	(3,380)	(3,380)
Exercise of stock options	6	6	140	—	—	—	146
Stock compensation expense recognized in earnings	—	—	121	—	—	—	121
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(173,156)	—	(173,156)
Balance at March 31, 2022	96,357	$96,357	$152,405	$2,486,177	$(205,136)	$(382,124)	$2,147,679

		Number						Other
		of	Common			Retained		Comprehensive		Treasury
		Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at December 31, 2020		96,241	$96,241		$149,334		$2,289,626		$20,825	$(378,028)	$2,177,998
Net income		—	—		—		50,771		—	—	50,771
Dividends:
Payable ($.55 per share)		—	—		—		(34,813)		—	—	(34,813)
Purchase of treasury (999 shares)	—	—	—	—	—	—	—	—	—	(48)	(48)
Exercise of stock options		71	71		1,479		—		—	—	1,550
Stock compensation expense recognized in earnings		—	—		159		—		—	—	159
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments		—	—		—		—		(3,012)	—	(3,012)
Balance at March 31, 2021		96,312	$96,312		$150,972		$2,305,584		$17,813	$(378,076)	$2,192,605

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:

Net income	$53,493	$50,771

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	1,481	1,192
Specific reserve, other real estate owned	—	150
Depreciation of bank premises and equipment	5,475	6,799
Gain on sale of bank premises and equipment	(2,991)	(34)
Gain on sale of other real estate owned	(777)	(219)
Accretion of investment securities discounts	(235)	(138)
Amortization of investment securities premiums	5,262	11,576
Investment securities transactions, net	—	4
Unrealized loss on equity securities with readily determinable fair values	269	77
Proceeds from settlements of claims	—	2,870
Stock based compensation expense	121	159
Earnings from affiliates and other investments	(2,474)	(2,448)
Deferred income taxes	80	(64)
Decrease in accrued interest receivable	3,038	6,091
(Increase) decrease in other assets	(4,455)	9,931
Increase in other liabilities	20,810	8,788

Net cash provided by operating activities	79,097	95,505

Investing activities:

Proceeds from maturities of securities	1,075	1,200
Proceeds from sales and calls of available for sale securities	—	2,510
Purchases of available for sale securities	(362,746)	(517,004)
Principal collected on mortgage backed securities	207,302	568,011
Net decrease in loans	159,246	60,966
Purchases of other investments	(42,043)	(34,086)
Distributions from other investments	1,583	2,201
Purchases of bank premises and equipment	(2,486)	(1,614)
Proceeds from sales of bank premises and equipment	6,461	34
Proceeds from sales of other real estate owned	4,898	1,544

Net cash (used in) provided by investing activities	$(26,710)	$83,762

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2022	2021
Financing activities:

Net increase in non-interest bearing demand deposits	$198,680	$506,083
Net (decrease) increase in savings and interest bearing demand deposits	(28,897)	262,432
Net increase (decrease) in time deposits	7,676	(9,395)
Net increase in securities sold under repurchase agreements	50,419	11,185
Net decrease in other borrowed funds	(48)	(47)
Purchase of treasury stock	(3,380)	(48)
Proceeds from stock transactions	146	1,550
Payments of cash dividends	(38,026)	(34,813)

Net cash provided by financing activities	186,570	736,947

Increase in cash and cash equivalents	238,957	916,214

Cash and cash equivalents at beginning of period	3,209,242	1,997,238

Cash and cash equivalents at end of period	$3,448,199	$2,913,452

Supplemental cash flow information:
Interest paid	$6,297	$7,984
Income taxes paid	—	—
Non-cash investing and financing activities:
Purchases of available-for-sale securities not yet settled	$—	$100,933
Net transfers from loans to other real estate owned	—	16,587
Net transfers from bank premises and equipment to other assets	2,476	—

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, Emerald Galveston Holdings, LLC, IBC Capital Corporation, and Diamond Beach Holdings, LLC. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2022 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
U.S. Treasury securities	$49,099	$—	$49,099	$—
Residential mortgage-backed securities	4,050,353	—	4,050,353	—
States and political subdivisions	42,545	—	42,545	—
Equity Securities	5,810	5,810	—	—
	$4,147,807	$5,810	$4,141,997	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2021 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage - backed securities	$4,169,363	$—	$4,169,363	$—
States and political subdivisions	44,557	—	44,557	—
Equity Securities	6,079	6,079	—	—
	$4,219,999	$6,079	$4,213,920	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2022 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net Provision
	Period ended	Identical	Observable	Unobservable	(Credit)
	March 31,	Assets	Inputs	Inputs	During
	2022	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$—	$—	$—	$—	$—
Other real estate owned	$—	$—	$—	$—	$—

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2021 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net (Credit)
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2021	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$55	$—	$—	$55	$209
Other real estate owned	18,095	—	—	18,095	2,655

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List – Doubtful and other real estate owned. The fair value of Watch List-Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses (“ACL”). The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of March 31, 2022, we had $859,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $859,000 had an evaluation performed within the immediately preceding twelve months. As of December 31, 2021, we had approximately $993,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months and of which $896,000 had an evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three months ended March 31, 2022 and the twelve months ended December 31, 2021, we recorded $0 and $2,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three months ended March 31, 2022 and the twelve months ended December 31, 2021, we recorded $0 and $2,655,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2022 and December 31, 2021 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At March 31, 2022 and December 31, 2021, the carrying amount of fixed rate performing loans was $1,241,754,000 and $1,363,313,000, respectively, and the estimated fair value was $1,195,609,000 and $1,323,223,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposit accounts, savings accounts and interest bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2022 and December 31, 2021. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At March 31, 2022 and December 31, 2021, the carrying amount of time deposits was $2,196,479,000 and $2,188,803,000, respectively, and the estimated fair value was $2,194,923,000 and $2,186,547,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at March 31, 2022 and December 31, 2021.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2022 and December 31, 2021.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at March 31, 2022 and December 31, 2021 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At March 31, 2022 and December 31, 2021, the carrying amount of the fixed rate long-term FHLB borrowings was $436,090,000 and $436,138,000, respectively, and the estimated fair value was $445,162,000 and $455,187,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,278,715	$4,497,444
Real estate - mortgage	840,373	867,831
Real estate - construction	1,742,698	1,668,113
Consumer	41,019	40,966
Foreign	145,472	134,797
Total loans	$7,048,277	$7,209,151

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended March 31, 2022
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2021	$23,178	$35,390	$35,654	$3,291	$4,073	$7,754	$272	$762	$110,374
Losses charged to allowance	(2,112)	(2)	—	—	(99)	(28)	(88)	—	(2,329)
Recoveries credited to allowance	602	2	8	—	30	48	11	—	701
Net (losses) recoveries charged to allowance	(1,510)	—	8	—	(69)	20	(77)	—	(1,628)

Credit loss expense	2,233	982	(808)	(229)	12	(728)	69	(50)	1,481

Balance at March 31, 2022	$23,901	$36,372	$34,854	$3,062	$4,016	$7,046	$264	$712	$110,227

	Three Months Ended March 31, 2021
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2020	$21,908	$37,612	$30,000	$5,051	$3,874	$9,570	$291	$753	$109,059

Losses charged to allowance	(1,893)	—	(356)	—	(72)	—	(32)	—	(2,353)
Recoveries credited to allowance	458	—	12	—	11	21	8	—	510
Net (losses) recoveries charged to allowance	(1,435)	—	(344)	—	(61)	21	(24)	—	(1,843)

Credit loss expense	1,690	(3,206)	2,547	884	104	(855)	12	16	1,192

Balance at March 31, 2021	$22,163	$34,406	$32,203	$5,935	$3,917	$8,736	$279	$769	$108,408

The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2021 remained constant in the March 31, 2022 ACL calculation.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$263	$29	$1,461,358	$23,872
Commercial real estate: other construction & land development	567	70	1,742,131	36,302
Commercial real estate: farmland & commercial	554	—	2,560,990	34,854
Commercial real estate: multifamily	123	—	255,427	3,062
Residential: first lien	207	—	398,642	4,016
Residential: junior lien	—	—	441,524	7,046
Consumer	—	—	41,019	264
Foreign	—	—	145,472	712

Total	$1,714	$99	$7,046,563	$110,128

	December 31, 2021
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$298	$29	$1,501,554	$23,149
Commercial real estate: other construction & land development	589	70	1,667,524	35,320
Commercial real estate: farmland & commercial	562	—	2,710,494	35,654
Commercial real estate: multifamily	131	—	284,405	3,291
Residential: first lien	87	—	403,571	4,073
Residential: junior lien	—	—	464,173	7,754
Consumer	—	—	40,966	272
Foreign	—	—	134,797	762

Total	$1,667	$99	$7,207,484	$110,275

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(Dollars in Thousands)
Domestic
Commercial	$263	$298
Commercial real estate: other construction & land development	567	589
Commercial real estate: farmland & commercial	554	562
Commercial real estate: multifamily	123	131
Residential: first lien	423	341
Total non-accrual loans	$1,930	$1,921

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

	March 31, 2022	December 31, 2021

	(Dollars in Thousands)
Domestic
Residential: first lien	$1,815	$2,254
Residential: junior lien	104	105
Consumer	831	878
Foreign	61	16
Total troubled debt restructuring	$2,811	$3,253

We have worked with our customers affected by the prolonged economic crisis arising from COVID-19. We have offered and are prepared to continue to offer assistance in accordance with current regulatory guidance. That includes continuously reaching out to our customers and, in some cases, offering deferral plans. As of May 2, 2022, we had approximately $114,705,000 in loans with some degree of payment deferrals in our system. In accordance with interagency regulatory guidance, these short-term deferrals are not considered troubled debt restructurings. The $114,705,000 is comprised primarily of loans related to industries that have been significantly impacted by the COVID-19 pandemic, including the hospitality sector and special use facilities.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Association (“SBA”), we assisted our customers with applications for loans through the PPP. PPP loans earn interest at 1% and PPP loans made prior to June 5, 2020 have a two-year term, while those made after June 5, 2020 have a five-year term;

however, PPP loans also include forgiveness provisions that we expect most customers will utilize. Customers began submitting applications for the forgiveness program in the third quarter of 2020. PPP loans were intended to support up to 24 weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. As of May 2, 2022, we had 590 PPP loans totaling approximately $35,793,000 outstanding. The PPP loans are fully guaranteed by the U.S. government through the SBA.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at March 31, 2022 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2022 and December 31, 2021:

	March 31, 2022
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,160	$261	$442	$442	$2,863	$1,458,757	$1,461,620
Commercial real estate: other construction & land development	1,302	39	536	536	1,877	1,740,821	1,742,698
Commercial real estate: farmland & commercial	2,973	1,384	337	—	4,694	2,556,851	2,561,545
Commercial real estate: multifamily	10	—	—	—	10	255,540	255,550
Residential: first lien	2,541	693	5,164	4,887	8,398	390,451	398,849
Residential: junior lien	218	420	1,168	1,168	1,806	439,718	441,524
Consumer	243	99	6	6	348	40,671	41,019
Foreign	562	67	215	215	844	144,628	145,472
Total past due loans	$10,009	$2,963	$7,868	$7,254	$20,840	$7,027,437	$7,048,277

	December 31, 2021
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,534	$303	$577	$577	$3,414	$1,498,438	$1,501,852
Commercial real estate: other construction & land development	499	334	188	188	1,021	1,667,092	1,668,113
Commercial real estate: farmland & commercial	18,164	172	644	307	18,980	2,692,076	2,711,056
Commercial real estate: multifamily	—	—	—	—	—	284,536	284,536
Residential: first lien	2,342	1,212	5,129	4,937	8,683	394,975	403,658
Residential: junior lien	747	115	1,055	1,055	1,917	462,256	464,173
Consumer	231	88	4	4	323	40,643	40,966
Foreign	1,319	232	1,574	1,574	3,125	131,672	134,797
Total past due loans	$25,836	$2,456	$9,171	$8,642	$37,463	$7,171,688	$7,209,151

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at March 31, 2022 and December 31, 2021 is presented below:

	2022	2021	2020	2019	2018	Prior	Total

	(Dollars in Thousands)
Balance at March 31, 2022
Domestic
Commercial
Pass	$157,913	$895,087	$130,593	$69,495	$56,082	$37,946	$1,347,116
Special Review	81	75,098	492	139	—	—	75,810
Watch List - Pass	29,841	7,087	—	807	—	—	37,735
Watch List - Substandard	—	324	316	—	56	—	696
Watch List - Doubtful	—	206	—	—	—	57	263
Total Commercial	$187,835	$977,802	$131,401	$70,441	$56,138	$38,003	$1,461,620
Commercial real estate: other construction & land development
Pass	$170,274	$996,912	$206,608	$295,325	$33,305	$16,189	$1,718,613
Special Review	—	—	—	211	—	—	211
Watch List - Pass	—	—	23,100	—	—	—	23,100
Watch List - Substandard	—	207	—	—	—	—	207
Watch List - Doubtful	—	465	102	—	—	—	567
Total Commercial real estate: other construction & land development	$170,274	$997,584	$229,810	$295,536	$33,305	$16,189	$1,742,698
Commercial real estate: farmland & commercial
Pass	$220,689	$721,404	$639,609	$280,518	$403,252	$167,803	$2,433,275
Special Review	2,984	1,077	1,272	—	343	60	5,736
Watch List - Pass	51,890	260	9,312	—	—	92	61,554
Watch List - Substandard	—	—	54,053	3,583	—	2,790	60,426
Watch List - Doubtful	—	—	216	337	—	1	554
Total Commercial real estate: farmland & commercial	$275,563	$722,741	$704,462	$284,438	$403,595	$170,746	$2,561,545
Commercial real estate: multifamily
Pass	$3,335	$132,852	$62,874	$31,231	$6,901	$18,234	$255,427
Watch List - Doubtful	—	—	123	—	—	—	123
Total Commercial real estate: multifamily	$3,335	$132,852	$62,997	$31,231	$6,901	$18,234	$255,550
Residential: first lien
Pass	$61,506	$89,814	$58,393	$47,861	$39,298	$100,671	$397,543
Watch List - Substandard	—	999	—	101	—	—	1,100
Watch List - Doubtful	—	—	83	—	—	123	206
Total Residential: first lien	$61,506	$90,813	$58,476	$47,962	$39,298	$100,794	$398,849
Residential: junior lien
Pass	$19,714	$128,627	$110,051	$50,272	$26,346	$106,514	$441,524
Total Residential: junior lien	$19,714	$128,627	$110,051	$50,272	$26,346	$106,514	$441,524
Residential: junior lien
Consumer
Pass	$9,251	$25,436	$3,552	$985	$137	$1,658	$41,019
Total Consumer	$9,251	$25,436	$3,552	$985	$137	$1,658	$41,019
Foreign
Pass	$39,094	$71,591	$16,628	$6,359	$6,133	$5,667	$145,472
Total Foreign	$39,094	$71,591	$16,628	$6,359	$6,133	$5,667	$145,472
Total Loans	$766,572	$3,147,446	$1,317,377	$787,224	$571,853	$457,805	$7,048,277

	2021	2020	2019	2018	2017	Prior	Total

	(Dollars in Thousands)
Balance at December 31, 2021
Domestic
Commercial
Pass	$1,041,763	$167,691	$77,579	$58,439	$37,104	$5,144	$1,387,720
Special Review	74,559	497	139	81	—	—	75,276
Watch List - Pass	33,920	—	—	—	—	10	33,930
Watch List - Substandard	3,581	273	716	57	—	1	4,628
Watch List - Doubtful	224	—	—	—	74	—	298
Total Commercial	$1,154,047	$168,461	$78,434	$58,577	$37,178	$5,155	$1,501,852
Commercial
Commercial real estate: other construction & land development
Pass	$966,946	$312,389	$308,673	$37,124	$16,642	$2,439	$1,644,213
Special Review	—	—	211	—	—	—	211
Watch List - Pass	—	23,100	—	—	—	—	23,100
Watch List - Doubtful	485	104	—	—	—	—	589
Total Commercial real estate: other construction & land development	$967,431	$335,593	$308,884	$37,124	$16,642	$2,439	$1,668,113
Commercial real estate: farmland & commercial
Pass	$1,001,335	$680,777	$288,333	$417,353	$96,096	$97,119	$2,581,013
Special Review	929	1,292	—	3,448	61	—	5,730
Watch List - Pass	18,790	44,059	—	—	94	1	62,944
Watch List - Substandard	—	54,097	3,899	—	2,355	456	60,807
Watch List - Doubtful	—	224	337	—	—	1	562
Total Commercial real estate: farmland & commercial	$1,021,054	$780,449	$292,569	$420,801	$98,606	$97,577	$2,711,056
Commercial real estate: multifamily
Pass	$133,152	$40,766	$78,609	$10,632	$14,217	$7,029	$284,405
Watch List - Doubtful	—	131	—	—	—	—	131
Total Commercial real estate: multifamily	$133,152	$40,897	$78,609	$10,632	$14,217	$7,029	$284,536
Residential: first lien
Pass	$128,742	$52,725	$57,249	$49,259	$29,477	$85,838	$403,290
Watch List - Substandard	56	—	103	—	122	—	281
Watch List - Doubtful	—	87	—	—	—	—	87
Total Residential: first lien	$128,798	$52,812	$57,352	$49,259	$29,599	$85,838	$403,658
Residential: junior lien
Pass	$130,629	$123,062	$59,113	$30,603	$40,855	$79,911	$464,173
Total Residential: junior lien	$130,629	$123,062	$59,113	$30,603	$40,855	$79,911	$464,173
Consumer
Pass	$32,053	$5,693	$1,370	$189	$9	$1,652	$40,966
Total Consumer	$32,053	$5,693	$1,370	$189	$9	$1,652	$40,966
Foreign
Pass	$74,811	$33,360	$9,223	$8,852	$4,790	$3,761	$134,797
Total Foreign	$74,811	$33,360	$9,223	$8,852	$4,790	$3,761	$134,797
Total Loans	$3,641,975	$1,540,327	$885,554	$616,037	$241,896	$283,362	$7,209,151

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There are 800,000 shares of common stock available for stock option grants under the 2012 Plan, which may be qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. As of March 31, 2022, 5,628 shares were available for future grants under the 2012 Plan.

On April 18, 2022, the Board of Directors adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation rights (“SAR”) grants under the plan, however, no actual shares will be granted. Upon exercise the

SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant. No SARs had been issued under the plan as of May 2, 2022.

A summary of option activity under the stock option plan for the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2021	520,551	$28.28
Plus: Options granted	31,150	38.92
Less:
Options exercised	6,337	23.22
Options expired	—	—
Options forfeited	6,100	32.90
Options outstanding at March 31, 2022	539,264	$28.90	4.56	$7,175

Options fully vested and exercisable at March 31, 2022	286,828	$23.29	2.49	$5,428

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2022 and March 31, 2021 was $121,000 and $159,000, respectively. As of March 31, 2022, there was approximately $1,089,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 2.0 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at March 31, 2022 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2022 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
U.S. Treasury securities	$49,099	$—	$—	$49,099	$49,099
Residential mortgage-backed securities	4,313,749	2,133	(265,529)	4,050,353	4,050,353
Obligations of states and political subdivisions	41,454	1,091	—	42,545	42,545
Total investment securities	$4,404,302	$3,224	$(265,529)	$4,141,997	$4,141,997
(1)	Included in the carrying value of residential mortgage-backed securities are $734,878 of mortgage-backed securities issued by Ginnie Mae and $3,315,475 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2021 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$4,213,441	$14,159	$(58,237)	$4,169,363	$4,169,363
Obligations of states and political subdivisions	41,519	3,038	—	44,557	44,557
Total investment securities	$4,254,960	$17,197	$(58,237)	$4,213,920	$4,213,920
(1)	Included in the carrying value of residential mortgage-backed securities are $824,474 of mortgage-backed securities issued by Ginnie Mae and $3,344,899 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$2,325	$2,325	$—	$—
Due after one year through five years	1,075	1,075	49,099	49,099
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	41,454	42,545
Residential mortgage-backed securities	—	—	4,313,749	4,050,353
Total investment securities	$3,400	$3,400	$4,404,302	$4,141,997

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,517,343,000 and $1,405,511,000, respectively, at March 31, 2022.

Proceeds from the sale and calls of debt securities available-for-sale were $0 for the three months ended March 31, 2022, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2022. Proceeds from the sale and call of debt securities available-for-sale were $2,510,000 for the three months ended March 31, 2021, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $4 were realized on the sales and calls for the three months ended March 31, 2021, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2022, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$3,181,601	$(237,429)	$515,872	$(28,100)	$3,697,473	$(265,529)
	$3,181,601	$(237,429)	$515,872	$(28,100)	$3,697,473	$(265,529)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$3,037,188	$(53,060)	$423,733	$(5,177)	$3,460,921	$(58,237)
	$3,037,188	$(53,060)	$423,733	$(5,177)	$3,460,921	$(58,237)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At March 31, 2022 and December 31, 2021, the balance in equity securities with readily determinable fair values recorded at fair value were $5,810,000 and $6,079,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2022 and the three months ended March 31, 2021:

Three Months Ended
March 31, 2022
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(269)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(269)

Three Months Ended
March 31, 2021
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(77)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(77)

Other investments include equity and merchant banking investments held by our subsidiary banks and non-banking entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying projects. We are a limited partner in the partnerships, and not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $236,397,000 at March 31, 2022 and $179,543,000 at December 31, 2021, and are included in other investments on the consolidated financial statements.

Unfunded commitments to LIHTC projects totaled $55,108,000 at March 31, 2022 and $40,094,000 at December 31, 2021, and are included in other liabilities on the consolidated financial statements.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At March 31, 2022, other borrowed funds totaled $436,090,000, a decrease of less than .1% from $436,138,000 at December 31, 2021.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of March 31, 2022, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of March 31, 2022 and December 31, 2021, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At March 31, 2022 and December 31, 2021, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2022:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	3.29%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	1.83%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	1.97%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	1.83%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	1.97%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $.60 per share on February 28, 2022 to record holders of our common stock on February 15, 2022. We paid cash dividends of $.60 on February 17, 2021, to record holders of our common Stock on February 5, 2021.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 23, 2022, the Board of Directors extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2022. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2022, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 2, 2022, a total of 12,498,452 shares had been repurchased under all programs at a cost of $366,433,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. We believe that as of March 31, 2022, we continue to meet all fully phased-in capital adequacy requirements.

On November 21, 2017, the OCC, the Federal Reserve and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to CECL (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital.

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

As of March 31, 2022, our capital levels continue to exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 20.06% on March 31, 2022 and 20.47% on December 31, 2021. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.87% and 13.94%, risk-weighted Tier 1 capital ratio of 21.12% and 21.59% and risk-weighted total capital ratio of 22.24% and 22.73% at March 31, 2022 and December 31, 2021, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2022, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2022, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our 2021 Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include, among others, the following possibilities:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and such customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, Fed or other sources in the future could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, changes in federal regulations on the payment of interest on demand deposits.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.
●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, integration and implementation of the United States-Mexico-Canada Agreement and the possible imposition of tariffs on imported goods.
●	The reduction of deposits from nonresident alien individuals due to the IRS rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.
●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our allowance for credit loss as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Political instability in the United States or Mexico.
●	Technological changes or system failures or breaches of our network security, as well as other cyber security risks, could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining required regulatory approvals.
●	The effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.

●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank.
●	Our failure or circumvention of our internal controls and risk management, policies and procedures.
●	Potential direct and indirect impacts, risks, and uncertainties associated with the novel Coronavirus Disease 2019 (“COVID-19”) or similar global pandemics.

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 167 facilities and 261 ATMs, and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a pandemic. The spread of COVID-19 and resulting global health crisis has created extreme negative consequences and disruption in global financial markets and has curtailed activity in the governmental, commercial and consumer sectors in recent years. Government responses at all levels have included ordering non-essential businesses be closed, mandating that individuals not working in essential businesses restrict their movement, observe social distancing and shelter in place. Although some of the governmental mandates have been lifted with the development of several vaccines for COVID-19, the long-term consequences of those actions, and the responses by individuals and businesses affected, remain to be seen. The rapid decreases in consumer and commercial activity, rapid increases in unemployment, disruption in global supply chains, market downturns and volatility, drastic changes in consumer behavior, new legislation in response to the emergency, decreases in interest rates, and most currently, inflationary pressures, have continued to impact our business.

We have worked with our customers over the last two years to assist them through these difficult times and we remain conscious of the economic uncertainty still prevalent in the U.S. and are ensuring that we are poised to respond quickly to our customers should the need arise. We continue to rely on our strong capital position and strong liquidity to ensure that we are correctly positioned and have the financial strength to continue to navigate the lingering effect of the

COVID-19 pandemic and lingering economic impacts to protect our Company, our employees, our customers and our shareholders.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), originally a nearly $350 billion program designed to aid small businesses through federally guaranteed loans distributed through banks. These loans were originally intended to support eight weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. Subsequently, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“CARES Part II”) was signed into law. CARES Part II provides an additional funding of $320 billion for the PPP program. Then, on June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA, among other things, extended the period of time that businesses could spend PPP loan proceeds on payroll and other eligible costs from eight weeks to the earlier of 24 weeks or December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) was enacted, which among other things, reauthorized lending under the PPP to first-time borrowers and for second draws by certain borrowers who have previously received PPP loans. The Economic Aid Act made available an additional $147 billion for PPP loans requested by March 31, 2021. We have been active participants in helping our customers obtain PPP loans under all the PPP programs, and as of May 2, 2022, have approximately 590 loans with an approximate value of $35,793,000 outstanding.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2022	December 31, 2021	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$16,136,689	$16,046,236	0.6%
Net loans	6,938,050	7,098,777	(2.3)
Deposits	12,795,336	12,617,877	1.4
Securities sold under repurchase agreements	490,091	439,672	11.5
Other borrowed funds	436,090	436,138	(0.0)
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	2,147,679	2,308,481	(7.0)

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)
Interest income	$96,432	$97,874	(1.5)%
Interest expense	6,386	6,865	(7.0)
Net interest income	90,046	91,009	(1.1)
Provision for probable loan losses	1,481	1,192	24.2
Non-interest income	43,512	36,237	20.1
Non-interest expense	64,118	62,185	3.1
Net income	53,493	50,771	5.4%

Per common share:
Basic	$.84	$.80	5.0%
Diluted	.84	.80	5.0

Net Income

Net income for the three months ended March 31, 2022 increased by 5.4% compared to the same period of 2021. The increase in net income for the first three months of 2022 compared to the same period of 2021 can be primarily attributed to an increase in non-interest income, due largely to an increase in service charges on deposits as customer activity continues to increase from previously depressed levels resulting from the COVID-19 pandemic. Non-interest income was also positively impacted by gains on the sale of some properties from our branch network as we continue to monitor and evaluate our retail branch footprint and align the footprint with customer activity.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)
Interest Income:
Loans, including fees	$81,488	$92,114	(11.5)%
Investment securities:
Taxable	13,190	4,875	170.6
Tax-exempt	350	395	(11.4)
Other interest income	1,404	490	186.5

Total interest income	96,432	97,874	(1.5)

Interest expense:
Savings deposits	1,101	929	18.5
Time deposits	2,504	3,198	(21.7)
Securities sold under Repurchase agreements	184	141	30.5
Other borrowings	1,888	1,889	(0.1)
Junior subordinated interest deferrable debentures	709	708	0.1

Total interest expense	6,386	6,865	(7.0)

Net interest income	$90,046	$91,009	(1.1)%

The small decrease in net interest income for the three months ended March 31, 2022 can be attributed to a decrease in interest income on loans due to a decrease in the size of the loan portfolio. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 42 for the March 31, 2022 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that the we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)

Service charges on deposit accounts	$17,257	$14,903	15.8%
Other service charges, commissions and fees
Banking	12,516	12,183	2.7
Non-banking	1,765	1,440	22.6
Investment securities transactions, net	—	(4)	(100.0)
Other investments, net	2,882	4,085	(29.4)
Other income	9,092	3,630	150.5
Total non-interest income	$43,512	$36,237	20.1%

Total non-interest income for the three months ended March 31, 2022 increased by 20.1% compared to the same period of 2021. The increase in net income for the first three months of 2022 compared to the same period of 2021 can be primarily attributed to an increase in non-interest income, largely due to an increase in service charges on deposits as customer activity continues to increase from previously depressed levels resulting from the COVID-19 pandemic. Non-interest income was also positively impacted by gains on the sale of some properties from our branch network as we continue to monitor and evaluate our retail branch footprint and align the footprint with customer activity.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)

Employee compensation and benefits	$31,119	$30,162	3.2%
Occupancy	6,272	5,617	11.7
Depreciation of bank premises and equipment	5,475	6,799	(19.5)
Professional fees	2,318	2,836	(18.3)
Deposit insurance assessments	1,057	887	19.2
Net operations, other real estate owned	(408)	1,245	(132.8)
Advertising	1,440	1,423	1.2
Software and software maintenance	4,177	4,440	(5.9)
Other	12,668	8,776	44.3

Total non-interest expense	$64,118	$62,185	3.1%

Non-interest expense for the three months ended March 31, 2022 increased by 3.1% compared to the same period of 2021, largely the result of wage and expense pressures caused by inflation. We continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses decreased 0.1% to $110,227,000 at March 31, 2022 from $110,374,000 at December 31, 2021. The provision for credit losses charged to expense increased 24.2% for the three months ended March 31, 2022 to $1,481,000 compared to $1,192,000 for the same period of 2021. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2021 remained constant in the March

31, 2022 ACL calculation. The allowance for credit losses was 1.56% of total loans at March 31, 2022 and 1.53% of total loans at December 31, 2021.

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

Loans

Total loans decreased by 2.2% to $7,048,277,000 at March 31, 2022, from $7,209,151,000 at December 31, 2021.

Deposits

Deposits increased by 1.4% to $12,795,336,000 at March 31, 2022, compared to $12,617,877,000 at December 31, 2021. Deposits have continued to increase as customers have received proceeds from CARES Act programs, such as stimulus payments and PPP loan proceeds, and presumably decided to save and preserve cash instead of spending during these uncertain times.

Foreign Operations

On March 31, 2022, we had $16,136,689,000 of consolidated assets, of which approximately $145,472,000, or 0.9%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $134,797,000, or 0.8%, at December 31, 2021. Of the $145,472,000, 89.8% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 3.2% is secured by foreign real estate or other assets; and 7.0% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2022 and 2021 were borrowings from the FHLB, securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open unused lines of credit in order to fund liquidity needs. In the event that the FHLB bank indebtedness is not renewed, the repayment of the outstanding indebtedness would more than likely be repaid through proceeds generated from the sales of unpledged, available-for-sale securities. We maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be sold, or sold under agreements to repurchase, to provide immediate liquidity. We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At March 31, 2022, shareholders’ equity was $2,147,679,000 compared to $2,308,481,000 at December 31, 2021. The decrease in shareholders’ equity can be primarily attributed to an increase in other comprehensive loss.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. Management believes, as of March 31, 2022, that we and each of our Subsidiary Banks continue to meet all fully phased-in capital adequacy requirements.

On November 21, 2017, the Office of the Comptroller of the Currency (“OCC”), the FRB and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to CECL (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital.

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

We had a CET1 to risk-weighted assets ratio of 20.06% on March 31, 2022 and 20.47% on December 31, 2021. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.87% and 13.94%, risk-weighted Tier 1 capital ratio of 21.12% and 21.59% and risk-weighted total capital ratio of 22.24% and 22.73% at March 31, 2022 and December 31, 2021, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2022, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2022, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2022 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2022	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$220,353	$666,798	$3,221,511	$42,545	$4,151,207
Loans, net of non-accruals	5,823,894	225,697	204,321	792,435	7,046,347

Total earning assets	$6,044,247	$892,495	$3,425,832	$834,980	$11,197,554

Cumulative earning assets	$6,044,247	$6,936,742	$10,362,574	$11,197,554

Rate sensitive liabilities

Time deposits	$974,782	$1,084,560	$137,125	$12	$2,196,479
Other interest bearing deposits	4,561,651	—	—	—	4,561,651
Securities sold under repurchase agreements	490,091	—	—	—	490,091
Other borrowed funds	—	—	—	436,090	436,090
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$6,161,166	$1,084,560	$137,125	$436,102	$7,818,953

Cumulative sensitive liabilities	$6,161,166	$7,245,726	$7,382,851	$7,818,953

Repricing gap	$(116,919)	$(192,065)	$3,288,707	$398,878	$3,378,601
Cumulative repricing gap	(116,919)	(308,984)	2,979,723	3,378,601
Ratio of interest-sensitive assets to liabilities	0.98	0.82	24.98	1.91	1.43
Ratio of cumulative, interest-sensitive assets to liabilities	0.98	0.96	1.40	1.43

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2022, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 21 of our 2021 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2021.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 23, 2022, the Board of Directors extended the repurchase program, and increased the program this year to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2022. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2022, the Board of Directors adopted a Rule 10b5-1 trading plan, and intends to adopt additional Rule 10b5-1 trading plans, that will allow us to purchase shares of our common stock during certain trading blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the term of a Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under the Rule 10b5-1 trading plan will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 2, 2022, a total of 12,498,452 shares had been repurchased under all programs at a cost of $366,433,000. We are not obligated to purchase shares under our stock repurchase program outside of its Rule 10b5-1 trading plan.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended March 31, 2022.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2022	—	$—	—	$49,332,000
February 1 – February 28, 2022	15,066	39.05	—	48,744,000
March 1 – March 31, 2022	68,000	41.05	—	150,000,000
Total	83,066	$40.69	—
(1)	The repurchase program was extended and increased on February 23, 2022 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2023.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2022 and 2021; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021; and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and March 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 5, 2022	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 5, 2022	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer