Form 10-Q
period 2022-09-30
INTERNATIONAL BANCSHARES CORP
filed 2022-11-03
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,113,806 shares outstanding at October 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$3,243,831	$3,209,242
Investment securities:
Held to maturity debt securities (Market value of $3,400 on September 30, 2022 and $3,400 on December 31, 2021)	3,400	3,400
Available for sale debt securities (Amortized cost of $4,796,527 on September 30, 2022 and $4,254,960 on December 31, 2021)	4,215,390	4,213,920
Equity securities with readily determinable fair values	5,351	6,079
Total investment securities	4,224,141	4,223,399
Loans	7,050,750	7,209,151
Less allowance for credit losses	(119,195)	(110,374)
Net loans	6,931,555	7,098,777
Bank premises and equipment, net	431,952	447,082
Accrued interest receivable	37,076	30,593
Other investments	373,483	296,882
Cash surrender value of life insurance policies	300,183	297,218
Goodwill	282,532	282,532
Other assets	270,196	160,511
Total assets	$16,094,949	$16,046,236

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$6,001,129	$5,838,526
Savings and interest bearing demand	4,749,213	4,590,548
Time	2,130,173	2,188,803
Total deposits	12,880,515	12,617,877
Securities sold under repurchase agreements	507,143	439,672
Other borrowed funds	435,993	436,138
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	182,382	109,426
Total liabilities	14,140,675	13,737,755
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,385,002 shares on September 30, 2022 and 96,350,977 shares on December 31, 2021	96,385	96,351
Surplus	153,189	152,144
Retained earnings	2,590,155	2,470,710
Accumulated other comprehensive loss	(454,772)	(31,980)
	2,384,957	2,687,225
Less cost of shares in treasury, 34,276,371 shares on September 30, 2022 and 32,979,273 on December 31, 2021	(430,683)	(378,744)
Total shareholders’ equity	1,954,274	2,308,481
Total liabilities and shareholders’ equity	$16,094,949	$16,046,236

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$104,818	$88,280	$273,936	$272,210
Investment securities:
Taxable	20,718	11,669	50,846	21,558
Tax-exempt	625	360	1,326	1,132
Other interest income	18,926	883	24,995	2,145
Total interest income	145,087	101,192	351,103	297,045

Interest expense:
Savings deposits	3,323	1,082	5,720	3,001
Time deposits	2,530	2,814	7,311	8,941
Securities sold under repurchase agreements	665	165	1,090	448
Other borrowings	1,926	1,929	5,721	5,726
Junior subordinated deferrable interest debentures	1,426	692	3,097	2,102

Total interest expense	9,870	6,682	22,939	20,218

Net interest income	135,217	94,510	328,164	276,827

Provision for credit losses	8,525	2,801	13,741	5,137

Net interest income after provision for credit losses	126,692	91,709	314,423	271,690

Non-interest income:
Service charges on deposit accounts	19,038	17,294	54,543	47,971
Other service charges, commissions and fees
Banking	15,995	15,750	41,446	41,166
Non-banking	2,618	2,046	6,425	5,831
Investment securities transactions, net	—	(12)	—	(16)
Other investments, net	6,962	5,490	11,063	68,495
Other income	9,989	6,641	27,879	17,905

Total non-interest income	$54,602	$47,209	$141,356	$181,352

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-interest expense:
Employee compensation and benefits	$34,341	$30,552	$96,505	$91,262
Occupancy	7,821	6,491	20,282	18,638
Depreciation of bank premises and equipment	5,425	6,028	16,355	19,263
Professional fees	3,087	2,558	8,347	7,675
Deposit insurance assessments	2,026	1,026	5,062	2,840
Net operations, other real estate owned	(253)	438	(708)	5,351
Advertising	1,476	1,470	4,371	4,349
Software and software maintenance	4,089	4,115	12,638	13,081
Other	17,161	17,049	45,195	39,407

Total non-interest expense	75,173	69,727	208,047	201,866

Income before income taxes	106,121	69,191	247,732	251,176

Provision for income taxes	22,765	14,592	52,912	53,780

Net income	$83,356	$54,599	$194,820	$197,396

Basic earnings per common share:

Weighted average number of shares outstanding	62,226,521	63,372,777	62,838,831	63,347,922
Net income per common share	$1.34	$0.86	$3.10	$3.12

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,371,475	63,498,542	62,980,934	63,475,393
Net income per common share	$1.34	$0.86	$3.09	$3.11

See accompanying notes to consolidated financial statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$83,356	$54,599	$194,820	$197,396
Other comprehensive loss, net of tax:

Net unrealized holding losses on securities available for sale arising during period (net of tax effects of $(47,326), $(2,015), $(112,388), and $(2,689))	(178,037)	(7,578)	(422,792)	(10,115)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, $3, $0 and $3)	—	9	—	13
	(178,037)	(7,569)	(422,792)	(10,102)

Comprehensive (loss) income	$(94,681)	$47,030	$(227,972)	$187,294

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Nine Months ended September 30, 2022 and 2021

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2022	96,368	$96,368	$152,743	$2,544,148	$(276,735)	$(419,293)	$2,097,231
Net income	—	—	—	83,356	—	—	83,356
Dividends:
Payable ($.60 per share)	—	—	—	(37,349)	—	—	(37,349)
Purchase of treasury stock (283,270 shares)	—	—	—	—	—	(11,390)	(11,390)
Exercise of stock options	17	17	328	—	—	—	345
Stock compensation expense recognized in earnings	—	—	118	—	—	—	118
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(178,037)	—	(178,037)
Balance at September 30, 2022	96,385	$96,385	$153,189	$2,590,155	$(454,772)	$(430,683)	$1,954,274

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at June 30, 2021	96,332	$96,332		$151,512		$2,397,610		$18,292	$(378,076)	$2,285,670
Net income	—	—		—		54,599		—	—	54,599
Dividends:
Payable ($.60 per share)	—	—		—		(38,026)		—	—	(38,026)
Purchase of treasury (16,713 shares)	—	—	—	—	—	—	—	—	(656)	(656)
Exercise of stock options	11	11		225		—		—	—	236
Stock compensation expense recognized in earnings	—	—		118		—		—	—	118
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		(7,569)	—	(7,569)
Balance at September 30, 2021	96,343	$96,343		$151,855		$2,414,183		$10,723	$(378,732)	$2,294,372

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2021	96,351	$96,351	$152,144	$2,470,710	$(31,980)	$(378,744)	$2,308,481
Net income	—	—	—	194,820	—	—	194,820
Dividends:
Cash ($1.20 per share)	—	—	—	(75,375)	—	—	(75,375)
Purchase of treasury stock (1,297,098 shares)	—	—	—	—	—	(51,939)	(51,939)
Exercise of stock options	34	34	698	—	—	—	732
Stock compensation expense recognized in earnings	—	—	347	—	—	—	347
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(422,792)	—	(422,792)
Balance at September 30, 2022	96,385	$96,385	$153,189	$2,590,155	$(454,772)	$(430,683)	$1,954,274

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2020	96,241	$96,241	$149,334	$2,289,626	$20,825	$(378,028)	$2,177,998
Net income	—	—	—	197,396	—	—	197,396
Dividends:
Cash ($1.15 per share)	—	—	—	(72,839)	—	—	(72,839)
Purchase of treasury stock (17,712 shares)	—	—	—	—	—	(704)	(704)
Exercise of stock options	102	102	2,130	—	—	—	2,232
Stock compensation expense recognized in earnings	—	—	391	—	—	—	391
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(10,102)	—	(10,102)
Balance at September 30, 2021	96,343	$96,343	$151,855	$2,414,183	$10,723	$(378,732)	$2,294,372

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:

Net income	$194,820	$197,396

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	13,741	5,137
Specific reserve, other real estate owned	416	2,065
Depreciation of bank premises and equipment	16,355	19,263
(Gain) loss on sale of bank premises and equipment	(3,426)	5
(Gain) loss on sale of other real estate owned	(1,781)	160
Accretion of investment securities discounts	(1,257)	(400)
Amortization of investment securities premiums	11,617	29,749
Investment securities transactions, net	—	16
Unrealized loss on equity securities with readily determinable fair values	728	70
Proceeds from settlements of claims	—	2,870
Stock based compensation expense	347	391
Earnings from affiliates and other investments	(9,960)	(66,746)
Deferred income taxes	(1,838)	(792)
(Increase) decrease in accrued interest receivable	(6,483)	6,487
(Increase) decrease in other assets	(7,325)	7,436
Increase in other liabilities	82,553	21,381

Net cash provided by operating activities	288,507	224,488

Investing activities:

Proceeds from maturities of securities	2,200	1,200
Proceeds from sales and calls of available for sale securities	800	5,890
Purchases of available for sale securities	(1,160,632)	(2,856,135)
Principal collected on mortgage backed securities	605,706	1,333,256
Net decrease in loans	153,278	116,355
Purchases of other investments	(72,799)	(45,184)
Distributions from other investments	5,995	60,207
Purchases of bank premises and equipment	(12,798)	(6,070)
Proceeds from sales of bank premises and equipment	12,523	1,278
Proceeds from sales of other real estate owned	8,427	7,925

Net cash used in investing activities	$(457,300)	$(1,381,278)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2022	2021
Financing activities:

Net increase in non-interest bearing demand deposits	$162,603	$880,951
Net increase in savings and interest bearing demand deposits	158,665	608,052
Net (decrease) increase in time deposits	(58,630)	33,110
Net increase (decrease) in securities sold under repurchase agreements	67,471	(3,751)
Net decrease in other borrowed funds	(145)	(141)
Purchase of treasury stock	(51,939)	(704)
Proceeds from stock transactions	732	2,232
Payments of cash dividends	(75,375)	(72,839)

Net cash provided by financing activities	203,382	1,446,910

Increase in cash and cash equivalents	34,589	290,120

Cash and cash equivalents at beginning of period	3,209,242	1,997,238

Cash and cash equivalents at end of period	$3,243,831	$2,287,358

Supplemental cash flow information:
Interest paid	$21,604	$21,127
Income taxes paid	1,980	47,392
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	204	16,370
Net transfers from bank premises and equipment to other assets	2,476	—

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, Emerald Galveston Holdings, LLC, IBC Capital Corporation, and Diamond Beach Holdings, LLC. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report on Form 10-K. Our consolidated statement of condition at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2022 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
U.S. Treasury securities	$48,992	$—	$48,992	$—
Residential mortgage-backed securities	4,063,289	—	4,063,289	—
States and political subdivisions	103,109	—	103,109	—
Equity Securities	5,351	5,351	—	—
	$4,220,741	$5,351	$4,215,390	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2022 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net (Credit)
	Period ended	Identical	Observable	Unobservable	Provision
	September 30,	Assets	Inputs	Inputs	During
	2022	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$100	$—	$—	$100	$(29)
Other real estate owned	$1,147	$—	$—	$1,147	$416

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2021 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net Provision
	Year ended	for Identical	Observable	Unobservable	(Credit)
	December 31,	Assets	Inputs	Inputs	During
	2021	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$55	$—	$—	$55	$209
Other real estate owned	18,095	—	—	18,095	2,655

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List – Doubtful and other real estate owned. The fair value of Watch List-Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses (“ACL”). The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or internal evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and internal evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of September 30, 2022, we had $1,100,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $1,100,000 had an internal evaluation performed within the immediately preceding twelve months. As of December 31, 2021, we had approximately $993,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months and of which $896,000 had an internal evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made, accordingly, through a charge to operations. Other real estate owned is included in other assets on the consolidated financial statements. For the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2021, we recorded $0, $0 and $2,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2021, we recorded $400,000, $416,000 and $2,655,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at September 30, 2022 and December 31, 2021 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At September 30, 2022 and December 31, 2021, the carrying amount of fixed rate performing loans was $1,211,888,000 and $1,363,313,000, respectively, and the estimated fair value was $1,115,807,000 and $1,323,223,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2022 and December 31, 2021. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At September 30, 2022 and December 31, 2021, the carrying amount of time deposits was $2,130,173,000 and $2,188,803,000, respectively, and the estimated fair value was $2,136,982,000 and $2,186,547,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at September 30, 2022 and December 31, 2021.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2022 and December 31, 2021.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at September 30, 2022 and December 31, 2021 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At September 30, 2022 and December 31, 2021, the carrying amount of the fixed rate long-term FHLB borrowings was $435,993,000 and $436,138,000, respectively, and the estimated fair value was $435,993,000 and $455,187,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,156,208	$4,497,444
Real estate - mortgage	852,164	867,831
Real estate - construction	1,836,047	1,668,113
Consumer	41,786	40,966
Foreign	164,545	134,797
Total loans	$7,050,750	$7,209,151

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended September 30, 2022
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2022	$25,577	$36,713	$35,270	$2,856	$4,137	$6,894	$270	$855	$112,572
Losses charged to allowance	(2,568)	—	—	—	(3)	—	(55)	—	(2,626)
Recoveries credited to allowance	562	100	7	—	13	27	15	—	724
Net (losses) recoveries charged to allowance	(2,006)	100	7	—	10	27	(40)	—	(1,902)

Credit loss expense	1,273	5,255	(303)	237	540	1,351	62	110	8,525

Balance at September 30, 2022	$24,844	$42,068	$34,974	$3,093	$4,687	$8,272	$292	$965	$119,195

	Three Months Ended September 30, 2021
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2021	$23,063	$33,603	$34,238	$4,206	$3,916	$8,196	$268	$791	$108,281

Losses charged to allowance	(2,287)	(2)	—	—	(73)	(4)	(64)	—	(2,430)
Recoveries credited to allowance	473	—	141	—	12	28	19	—	673
Net (losses) recoveries charged to allowance	(1,814)	(2)	141	—	(61)	24	(45)	—	(1,757)

Credit loss expense	1,955	503	871	9	(110)	(496)	47	22	2,801

Balance at September 30, 2021	$23,204	$34,104	$35,250	$4,215	$3,745	$7,724	$270	$813	$109,325

	Nine Months Ended September 30, 2022
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2021	$23,178	$35,390	$35,654	$3,291	$4,073	$7,754	$272	$762	$110,374

Losses charged to allowance	(6,681)	(2)	—	—	(159)	(28)	(177)	—	(7,047)
Recoveries credited to allowance	1,672	103	21	—	211	89	31	—	2,127
Net (losses) recoveries charged to allowance	(5,009)	101	21	—	52	61	(146)	—	(4,920)

Credit loss expense	6,675	6,577	(701)	(198)	562	457	166	203	13,741

Balance at September 30, 2022	$24,844	$42,068	$34,974	$3,093	$4,687	$8,272	$292	$965	$119,195

	Nine Months Ended September 30, 2021
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2020	$21,908	$37,612	$30,000	$5,051	$3,874	$9,570	$291	$753	$109,059

Losses charged to allowance	(5,835)	(2)	(356)	—	(262)	(25)	(151)	—	(6,631)
Recoveries credited to allowance	1,429	—	160	—	47	86	38	—	1,760
Net (losses) recoveries charged to allowance	(4,406)	(2)	(196)	—	(215)	61	(113)	—	(4,871)

Credit loss expense	5,702	(3,506)	5,446	(836)	86	(1,907)	92	60	5,137

Balance at September 30, 2021	$23,204	$34,104	$35,250	$4,215	$3,745	$7,724	$270	$813	$109,325

The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2021 remained constant in the September 30, 2022 ACL calculation.

The table below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$108	$—	$1,448,415	$24,844
Commercial real estate: other construction & land development	562	70	1,835,485	41,998
Commercial real estate: farmland & commercial	537	—	2,461,342	34,974
Commercial real estate: multifamily	121	—	245,685	3,093
Residential: first lien	81	—	412,271	4,687
Residential: junior lien	—	—	439,812	8,272
Consumer	—	—	41,786	292
Foreign	—	—	164,545	965

Total	$1,409	$70	$7,049,341	$119,125

	December 31, 2021
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$298	$29	$1,501,554	$23,149
Commercial real estate: other construction & land development	589	70	1,667,524	35,320
Commercial real estate: farmland & commercial	562	—	2,710,494	35,654
Commercial real estate: multifamily	131	—	284,405	3,291
Residential: first lien	87	—	403,571	4,073
Residential: junior lien	—	—	464,173	7,754
Consumer	—	—	40,966	272
Foreign	—	—	134,797	762

Total	$1,667	$99	$7,207,484	$110,275

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(Dollars in Thousands)
Domestic
Commercial	$108	$298
Commercial real estate: other construction & land development	562	589
Commercial real estate: farmland & commercial	537	562
Commercial real estate: multifamily	121	131
Residential: first lien	284	341
Total non-accrual loans	$1,612	$1,921

The following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

	September 30, 2022	December 31, 2021

	(Dollars in Thousands)
Domestic
Residential: first lien	$1,658	$2,254
Residential: junior lien	323	105
Consumer	773	878
Foreign	57	16
Total troubled debt restructuring	$2,811	$3,253

We have worked with our customers affected by the prolonged economic crisis arising from COVID-19. We have offered and are prepared to continue to offer assistance in accordance with regulatory guidance. That includes continuously reaching out to our customers and, in some cases, offering deferral plans. As of October 31, 2022, we had approximately $54,405,000 in loans with some degree of payment deferrals in our system. In accordance with interagency regulatory guidance, these short-term deferrals are not considered troubled debt restructurings. The $54,405,000 is comprised primarily of loans related to the hospitality sector, which has been significantly impacted by the COVID-19 pandemic.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Association (“SBA”), we assisted our customers with applications for loans through the PPP. PPP loans earn interest at 1% and PPP loans made prior to June 5, 2020 have a two-year term, while those made after June 5, 2020 have a five-year term; however, PPP loans also include forgiveness provisions that we expect most customers will utilize. Customers began submitting applications for the forgiveness program in the third quarter of 2020. PPP loans were intended to support up to 24 weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. As of October 31, 2022, we had 223 PPP loans totaling approximately $9,292,000 outstanding. The PPP loans are fully guaranteed by the U.S. government through the SBA.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at September 30, 2022 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2022 and December 31, 2021:

	September 30, 2022
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$3,255	$119	$50	$50	$3,424	$1,445,098	$1,448,522
Commercial real estate: other construction & land development	1,130	—	465	—	1,595	1,834,452	1,836,047
Commercial real estate: farmland & commercial	1,119	844	1,458	921	3,421	2,458,459	2,461,880
Commercial real estate: multifamily	970	—	71	71	1,041	244,765	245,806
Residential: first lien	1,854	575	5,122	4,896	7,551	404,801	412,352
Residential: junior lien	617	84	1,289	1,289	1,990	437,822	439,812
Consumer	224	131	7	7	362	41,424	41,786
Foreign	1,221	310	16	16	1,547	162,998	164,545
Total past due loans	$10,390	$2,063	$8,478	$7,250	$20,931	$7,029,819	$7,050,750

	December 31, 2021
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,534	$303	$577	$577	$3,414	$1,498,438	$1,501,852
Commercial real estate: other construction & land development	499	334	188	188	1,021	1,667,092	1,668,113
Commercial real estate: farmland & commercial	18,164	172	644	307	18,980	2,692,076	2,711,056
Commercial real estate: multifamily	—	—	—	—	—	284,536	284,536
Residential: first lien	2,342	1,212	5,129	4,937	8,683	394,975	403,658
Residential: junior lien	747	115	1,055	1,055	1,917	462,256	464,173
Consumer	231	88	4	4	323	40,643	40,966
Foreign	1,319	232	1,574	1,574	3,125	131,672	134,797
Total past due loans	$25,836	$2,456	$9,171	$8,642	$37,463	$7,171,688	$7,209,151

The decrease in Commercial real estate – farmland & commercial loans past due 30 – 59 days at September 30, 2022 can be primarily attributed to a relationship secured by a commercial property used as retail space being brought current.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at September 30, 2022 and December 31, 2021 is presented below:

	2022	2021	2020	2019	2018	Prior	Total

	(Dollars in Thousands)
Balance at September 30, 2022
Domestic
Commercial
Pass	$511,978	$680,788	$100,975	$45,000	$44,685	$30,337	$1,413,763
Special Review	381	225	—	—	—	—	606
Watch List - Pass	3,052	—	—	680	—	—	3,732
Watch List - Substandard	29,863	164	233	—	52	1	30,313
Watch List - Doubtful	—	100	—	—	—	8	108
Total Commercial	$545,274	$681,277	$101,208	$45,680	$44,737	$30,346	$1,448,522
Commercial real estate: other construction & land development
Pass	$639,785	$765,586	$196,473	$173,829	$32,907	$6,713	$1,815,293
Special Review	—	—	—	210	—	—	210
Watch List - Substandard	19,982	—	—	—	—	—	19,982
Watch List - Doubtful	—	465	97	—	—	—	562
Total Commercial real estate: other construction & land development	$659,767	$766,051	$196,570	$174,039	$32,907	$6,713	$1,836,047
Commercial real estate: farmland & commercial
Pass	$575,325	$611,346	$479,814	$263,504	$355,473	$96,759	$2,382,221
Special Review	173	662	851	—	—	—	1,686
Watch List - Pass	17,139	252	—	2,906	—	—	20,297
Watch List - Substandard	—	—	54,166	685	—	2,288	57,139
Watch List - Doubtful	—	—	204	333	—	—	537
Total Commercial real estate: farmland & commercial	$592,637	$612,260	$535,035	$267,428	$355,473	$99,047	$2,461,880
Commercial real estate: multifamily
Pass	$64,755	$86,768	$60,342	$12,178	$6,211	$15,431	$245,685
Watch List - Doubtful	—	—	121	—	—	—	121
Total Commercial real estate: multifamily	$64,755	$86,768	$60,463	$12,178	$6,211	$15,431	$245,806
Residential: first lien
Pass	$110,081	$84,544	$51,752	$42,580	$35,871	$86,906	$411,734
Watch List - Substandard	100	437	—	—	—	—	537
Watch List - Doubtful	81	—	—	—	—	—	81
Total Residential: first lien	$110,262	$84,981	$51,752	$42,580	$35,871	$86,906	$412,352
Residential: junior lien
Pass	$72,963	$117,776	$95,206	$42,720	$22,661	$88,486	$439,812
Total Residential: junior lien	$72,963	$117,776	$95,206	$42,720	$22,661	$88,486	$439,812
Residential: junior lien
Consumer
Pass	$27,147	$10,697	$1,527	$620	$37	$1,758	$41,786
Total Consumer	$27,147	$10,697	$1,527	$620	$37	$1,758	$41,786
Foreign
Pass	$113,709	$30,255	$6,256	$5,167	$5,445	$3,713	$164,545
Total Foreign	$113,709	$30,255	$6,256	$5,167	$5,445	$3,713	$164,545
Total Loans	$2,186,514	$2,390,065	$1,048,017	$590,412	$503,342	$332,400	$7,050,750

	2021	2020	2019	2018	2017	Prior	Total

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

The decrease in Commercial Special Review loans at September 30, 2022 compared to December 31, 2021 can be primarily attributed to a relationship in the oil and gas production industry that was upgraded to Pass. The decrease in Commercial Watch-List Pass loans at September 30, 2022 compared to December 31, 2021 can be primarily attributed to a relationship in energy production that was downgraded to Watch-List Substandard.  The decrease in Commercial real estate:  farmland & commercial Watch-List Pass loans can be primarily attributed to a relationship securing commercial property that was downgraded to Watch-List Substandard.  The decrease in Watch-List Pass loans at September 30, 2022 compared to December 31, 2021 can be primarily attributed to a loan secured by commercial buildings that was paid off.

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

A summary of option activity under the stock option plan for the nine months ended September 30, 2022 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2021	520,551	$28.28
Plus: Options granted	31,150	38.92
Less:
Options exercised	34,025	21.54
Options expired	—	—
Options forfeited	12,400	32.64
Options outstanding at September 30, 2022	505,276	29.29	4.20	$6,677

Options fully vested and exercisable at September 30, 2022	293,638	$24.93	2.43	$5,160

On April 18, 2022, the Board of Directors adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the plan, however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of September 30, 2022, a total of 500,250 SARs had been issued at a base value of $39.33 per unit. The SARs granted in the third quarter vest over an eight-year period beginning on the second anniversary of the grant date and expire 10 years after the grant date.

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2022 was $118,000 and $347,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2021 was $118,000 and $391,000, respectively. As of September 30, 2022, there was approximately $863,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.7 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at September 30, 2022 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at September 30, 2022 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
U.S. Treasury securities	$49,533	$—	$(541)	$48,992	$48,992
Residential mortgage-backed securities	4,636,564	3	(573,278)	4,063,289	4,063,289
Obligations of states and political subdivisions	110,430	51	(7,372)	103,109	103,109
Total investment securities	$4,796,527	$54	$(581,191)	$4,215,390	$4,215,390
(1)	Included in the carrying value of residential mortgage-backed securities are $600,731 of mortgage-backed securities issued by Ginnie Mae and $3,462,558 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2021 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$4,213,441	$14,159	$(58,237)	$4,169,363	$4,169,363
Obligations of states and political subdivisions	41,519	3,038	—	44,557	44,557
Total investment securities	$4,254,960	$17,197	$(58,237)	$4,213,920	$4,213,920
(1)	Included in the carrying value of residential mortgage-backed securities are $824,474 of mortgage-backed securities issued by Ginnie Mae and $3,344,899 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$49,533	$48,992
Due after one year through five years	2,200	2,200	—	—
Due after ten years	—	—	110,430	103,109
Residential mortgage-backed securities	—	—	4,636,564	4,063,289
Total investment securities	$3,400	$3,400	$4,796,527	$4,215,390

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,595,549,000 and $1,360,046,000, respectively, at September 30, 2022.

Proceeds from the sale and calls of debt securities available-for-sale were $800,000 and $800,000 for the three and nine months ended September 30, 2022, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and nine months ended September 30, 2022. Proceeds from the sale and call of debt securities available-for-sale were $3,025,000 and $5,890,000 for the three and nine months ended September 30, 2021, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and $0 and gross losses of $12,000 and $16,000 were realized on the sales and calls for the three and nine months ended September 30, 2021, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2022, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
U.S. Treasury securities	$48,992	$(541)	$—	$—	$48,992	$(541)
Residential mortgage-backed securities	2,091,227	(230,060)	1,950,011	(343,218)	4,041,238	(573,278)
Obligations of states and political subdivisions	86,055	(7,372)	—	—	86,055	(7,372)
	$2,226,274	$(237,973)	$1,950,011	$(343,218)	$4,176,285	$(581,191)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At September 30, 2022 and December 31, 2021, the balance in equity securities with readily determinable fair values recorded at fair value were $5,351,000 and $6,079,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021:

Three Months Ended
September 30, 2022
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(230)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(230)

Nine Months Ended
September 30, 2022
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(728)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(728)

Three Months Ended
September 30, 2021
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(5)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(5)

Nine Months Ended
September 30, 2021
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(70)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(70)

Other investments include equity and merchant banking investments held by our subsidiary banks and non-banking entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying projects. We are a limited partner in the partnerships, and not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $236,718,000 at September 30, 2022 and $179,543,000 at December 31, 2021, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $42,896,000 at September 30, 2022 and $40,094,000 at December 31, 2021, and are included in other liabilities on the consolidated financial statements.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas and the FHLB of Topeka at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At September 30, 2022, other borrowed funds totaled $435,993,000 compared to $436,138,000 at December 31, 2021.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of September 30, 2022, we have five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) have each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of September 30, 2022 and December 31, 2021, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2022 and December 31, 2021, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2022:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	5.56%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	3.90%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	4.43%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	3.90%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	4.53%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $.60 per share on February 28 and August 29, 2022, respectively, to record holders of our common stock on February 15 and August 16, 2022, respectively. We paid cash dividends of $.60 and $.55 per share on February 17 and September 3, 2021, respectively, to record holders of our common Stock on February 5 and August 20, 2021, respectively.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 23, 2022, the Board of Directors extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2022. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2022, the Board of Directors adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of October 31, 2022, a total of 13,582,484 shares had been repurchased under all programs at a cost of $409,710,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. We believe that as of September 30, 2022, we continue to meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2022, our capital levels continue to exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 20.11% on September 30, 2022 and 20.47% on December 31, 2021. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.65% and 13.94%, risk-weighted Tier 1 capital ratio of 20.99% and 21.59% and risk-weighted total capital ratio of 22.15% and 22.73% at September 30, 2022 and December 31, 2021, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2022, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2022, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2021, included in our 2021 Form 10-K. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or any future period.

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

Overview

We are headquartered in Laredo, Texas with 167 facilities and 257 ATMs, and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), originally a nearly $350 billion program designed to aid small businesses through federally guaranteed loans distributed through banks. These loans were originally intended to support eight weeks of payroll and certain other costs to help those businesses remain viable and allow their employees to pay their bills. Subsequently, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“CARES Part II”) was signed into law. CARES Part II provides an additional funding of $320 billion for the PPP program. Then, on June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA, among other things, extended the period of time that businesses could spend PPP loan proceeds on payroll and other eligible costs from eight weeks to the earlier of 24 weeks or December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) was enacted, which among other things, reauthorized lending under the PPP to first-time borrowers and for second draws by certain borrowers who have previously received PPP loans. The Economic Aid Act made available an additional $147 billion for PPP loans requested by March 31, 2021. We have been active participants in helping our customers obtain PPP loans under all the PPP programs, and as of October 31, 2022, have approximately 223 loans with an approximate value of $9,292,000 outstanding.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2022	December 31, 2021	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$16,094,949	$16,046,236	0.3%
Net loans	6,931,555	7,098,777	(2.4)
Deposits	12,880,515	12,617,877	2.1
Securities sold under repurchase agreements	507,143	439,672	15.3
Other borrowed funds	435,993	436,138	(0.0)
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	1,954,274	2,308,481	(15.3)

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Interest income	$145,087	$101,192	43.4%	$351,103	$297,045	18.2%
Interest expense	9,870	6,682	47.7	22,939	20,218	13.5
Net interest income	135,217	94,510	43.1	328,164	276,827	18.5
Provision for probable loan losses	8,525	2,801	204.4	13,741	5,137	167.5
Non-interest income	54,602	47,209	15.7	141,356	181,352	(22.1)
Non-interest expense	75,173	69,727	7.8	208,047	201,866	3.1
Net income	83,356	54,599	52.7%	194,820	197,396	(1.3)%

Per common share:
Basic	$1.34	$.86	55.8%	$3.10	$3.12	(0.6)%
Diluted	1.34	.86	55.8	3.09	3.11	(0.6)

Net Income

Net income for the three and nine months ended September 30, 2022 increased by 52.7% and decreased by 1.3%, respectively, compared to the same periods of 2021. Net income for the three and nine months ended September 30, 2022 was positively impacted by an increase in net interest income compared to the same periods of 2021 and can be attributed to an increase in the size of our investment securities portfolio, the interest earned on funds held at the Federal Reserve Bank, and an increase in loan interest income, of which the latter two have increased in line with recent Federal Reserve Board actions to raise interest rates. The increase in those revenue streams coupled with the cost control initiatives to streamline operations and increase efficiency in recent years have been the primary drivers in achieving the positive earnings results. Non-interest income for the same periods was also positively impacted by gains on the sale of some properties from our branch network as we continue to monitor and evaluate our retail branch footprint and align the footprint with customer activity. The decrease in net income for the first nine months of 2022 compared to the same period of 2021 is attributed to a non-recurring transaction in 2021 arising from the sale of an equity interest in a merchant banking investment held by one of our non-bank subsidiaries. The transaction resulted in income totaling $42.8 million, net of tax, and was recorded in the second quarter of 2021. Net income for the first nine months of 2021 without the non-recurring item was $154.6 million, after tax, compared to $194.8 million for the same period of 2022, representing a 26.0% increase.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Interest Income:
Loans, including fees	$104,818	$88,280	18.7%	$273,936	$272,210	0.6%
Investment securities:
Taxable	20,718	11,669	77.5	50,846	21,558	135.9
Tax-exempt	625	360	73.6	1,326	1,132	17.1
Other interest income	18,926	883	2,043.4	24,995	2,145	1,065.3

Total interest income	145,087	101,192	43.4	351,103	297,045	18.2

Interest expense:
Savings deposits	3,323	1,082	207.1	5,720	3,001	90.6
Time deposits	2,530	2,814	(10.1)	7,311	8,941	(18.2)
Securities sold under Repurchase agreements	665	165	303.0	1,090	448	143.3
Other borrowings	1,926	1,929	(0.2)	5,721	5,726	(0.1)
Junior subordinated interest deferrable debentures	1,426	692	106.1	3,097	2,102	47.3

Total interest expense	9,870	6,682	47.7	22,939	20,218	13.5

Net interest income	$135,217	$94,510	43.1%	$328,164	$276,827	18.5%

The increase in net interest income for the three and nine months ended September 30, 2022 can be attributed to an increase in the size of our investment portfolio and the interest earned on funds held at the Federal Reserve from operations, which has increased in line with recent Federal Reserve Board actions to raise interest rates. The interest rate changes have positively impacted interest income generated by our loan portfolio; however, the overall size of our loan portfolio has decreased due to slow loan demand, thus reducing the benefit of the rate change on the floating rate loans in the portfolio. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 45 for the September 30, 2022 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)

Service charges on deposit accounts	$19,038	$17,294	10.1%	$54,543	$47,971	13.7%
Other service charges, commissions and fees
Banking	15,995	15,750	1.6	41,446	41,166	0.7
Non-banking	2,618	2,046	28.0	6,425	5,831	10.2
Investment securities transactions, net	—	(12)	(100.0)	—	(16)	(100.0)
Other investments, net	6,962	5,490	26.8	11,063	68,495	(83.8)
Other income	9,989	6,641	50.4	27,879	17,905	55.7
Total non-interest income	$54,602	$47,209	15.7%	$141,356	$181,352	(22.1)%

Total non-interest income for the three and nine months ended September 30, 2022 increased by 15.7% and decreased by 22.1%, respectively, compared to the same periods of 2021. Non-interest income for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was positively impacted due to an increase in service charges on deposits as customer activity continues to increase from previously depressed levels resulting from the COVID-19 pandemic and by gains on the sale of some properties from our branch network as we continue to monitor and evaluate our retail branch footprint and align the footprint with customer activity. The decrease in other investment income for the three and nine months ended September 30, 2022 compared to the same periods of 2021 can be primarily attributed to the sale of an equity interest in a merchant banking investment held by one of our non-bank subsidiaries in the second quarter of 2021.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)

Employee compensation and benefits	$34,341	$30,552	12.4%	$96,505	$91,262	5.7%
Occupancy	7,821	6,491	20.5	20,282	18,638	8.8
Depreciation of bank premises and equipment	5,425	6,028	(10.0)	16,355	19,263	(15.1)
Professional fees	3,087	2,558	20.7	8,347	7,675	8.8
Deposit insurance assessments	2,026	1,026	97.5	5,062	2,840	78.2
Net operations, other real estate owned	(253)	438	(157.8)	(708)	5,351	(113.2)
Advertising	1,476	1,470	0.4	4,371	4,349	0.5
Software and software maintenance	4,089	4,115	(0.6)	12,638	13,091	(3.5)
Other	17,161	17,049	0.7	45,195	39,407	14.7

Total non-interest expense	$75,173	$69,727	7.8%	$208,047	$201,876	3.1%

Non-interest expense for the three and nine months ended September 30, 2022 increased by 7.8% and 3.1%, respectively, compared to the same periods of 2021. The increase in non-interest expense can be attributed to an increase in our employee compensation and benefits costs as we continue to review and adjust our compensation and benefit programs to recognize performance and retain our workforce. We continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased 8.0% to $119,195,000 at September 30, 2022 from $110,374,000 at December 31, 2021. The provision for credit losses charged to expense increased 204.4% and 167.5%, respectively for the three and nine months ended September 30, 2022 to $8,525,000 and $13,741,000, compared to $2,801,000 and $5,137,000, respectively for the same periods of 2021. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2021 remained constant in the September 30, 2022 ACL calculation. The allowance for credit losses was 1.69% of total loans at September 30, 2022 and 1.53% of total loans at December 31, 2021.

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

Loans

Total loans decreased by 2.2% to $7,050,750,000 at September 30, 2022, from $7,209,151,000 at December 31, 2021.

Deposits

Deposits increased by 2.1% to $12,880,515,000 at September 30, 2022, compared to $12,617,877,000 at December 31, 2021. Deposits have continued to increase as customers have presumably decided to save and preserve cash earned and received from the various governmental stimulus programs instead of spending during these uncertain times.

Foreign Operations

On September 30, 2022, we had $16,094,949,000 of consolidated assets, of which approximately $164,545,000, or 1.0%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $134,797,000, or 0.8%, at December 31, 2021. Of the $164,545,000, 84.6% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 2.5% is secured by foreign real estate or other assets; and 12.9% is unsecured.

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

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At September 30, 2022, shareholders’ equity was $1,954,274,000 compared to $2,308,481,000 at December 31, 2021. The decrease in shareholders’ equity can be primarily attributed to an increase in other comprehensive loss and an increase in treasury stock.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. Management believes, as of September 30, 2022, that we and each of our Subsidiary Banks continue to meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 20.11% on September 30, 2022 and 20.47% on December 31, 2021. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 13.65% and 13.94%, risk-weighted Tier 1 capital ratio of 20.99% and 21.59% and risk-weighted total capital ratio of 22.15% and 22.73% at September 30, 2022 and December 31, 2021, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2022, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2022, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2022 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2022	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$251,944	$738,482	$3,130,606	$103,109	$4,224,141
Loans, net of non-accruals	5,818,486	275,239	153,798	801,615	7,049,138

Total earning assets	$6,070,430	$1,013,721	$3,284,404	$904,724	$11,273,279

Cumulative earning assets	$6,070,430	$7,084,151	$10,368,555	$11,273,279

Rate sensitive liabilities

Time deposits	$998,346	$994,465	$137,362	$—	$2,130,173
Other interest bearing deposits	4,749,213	—	—	—	4,749,213
Securities sold under repurchase agreements	507,143	—	—	—	507,143
Other borrowed funds	—	—	—	435,993	435,993
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$6,389,344	$994,465	$137,362	$435,993	$7,957,164

Cumulative sensitive liabilities	$6,389,344	$7,383,809	$7,521,171	$7,957,164

Repricing gap	$(318,914)	$19,256	$3,147,042	$468,731	$3,316,115
Cumulative repricing gap	(318,914)	(299,658)	2,847,384	3,316,115
Ratio of interest-sensitive assets to liabilities	0.95	1.02	23.91	2.08	1.42
Ratio of cumulative, interest-sensitive assets to liabilities	0.95	0.96	1.38	1.42

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and nine months ended September 30, 2022, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 17 through 21 of our 2021 Annual Report as filed as Exhibit 13 to our Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 23, 2022, the Board of Directors extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2022. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2022, the Board of Directors adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of October 31, 2022, a total of 13,582,484 shares had been repurchased under all programs at a cost of $409,710,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended September 30, 2022.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2022	136,163	$39.37	136,163	$107,470,000
August 1 – August 31, 2022	—	—	—	107,470,000
September 1 – September 30, 2022	147,107	40.99	147,107	101,440,000
Total	283,270	$40.21	283,270
(1)	The repurchase program was extended and increased on February 23, 2022 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2023.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2022 and 2021; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 3, 2022	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 3, 2022	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer