Form 10-K
period 2022-12-31
INTERNATIONAL BANCSHARES CORP
filed 2023-02-23
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2022 was $2,500,003,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by NASDAQ.

As of February 17, 2023, there were 62,144,589 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to security holders for the fiscal year ended December 31, 2022 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2023 Annual Meeting of Shareholders (in Part III).

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

Our principal assets at December 31, 2022, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

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

Services, Human Capital, and Diversity and Inclusion

Our Subsidiary Banks have historically focused on providing commercial banking services to small and medium sized businesses located in their trade areas and select international banking services. In recent years, however, the Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as locating branches in retail locations and shopping malls. Today, we have 167 facilities and 257 ATMs serving 75 communities in Texas and Oklahoma.

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

As of December 31, 2022, we and our Subsidiary Banks employed approximately 1,974 persons full time and 195 persons part time. As of December 31, 2022, over 65% of our approximately 300-person officer management team have been with us for more than 15 years, and approximately 70% of those have been with us for more than 20 years.

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

While senior management is certainly expected to lead by example, our objective is to instill our mission and cultural values throughout our entire organization. We are as dedicated to each other as “one team” moving in the same direction as we are to the communities we serve. We teach and train our employees to understand the reality of our customers’ everyday business, and to provide practical solutions based on significant experience, ingenuity, continuity, balance, integrity, intelligence, and very strong work ethic and technical skills, including significant bilingual capabilities. Our team approach allows us to nurture excellence in our staff in order to develop superior valuation skills so that each individual may better understand the risks and returns of transactions better than our competitors. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. We seek to develop superior skills at the transaction level, using a bottom-up approach to management. The use of pods, roundtables, and team huddles are fundamental to our approach.

We use compensation plans coupled with a complete evaluation program to reward and direct the development of our employees. Our compensation systems are reflective of the need to retain and develop a superior workforce, recognizing that unique and innovative programs need to be developed and maintained to retain highly qualified employees. We strive to provide pay, benefits, and services that help meet the varying needs of our employees. Compensation and benefits include market-competitive pay, retirement programs, broad-based bonuses, stock options, stock appreciation rights, health and welfare benefits, financial counseling, paid time off, and family leave.

We are committed to attracting, hiring and retaining a diverse workforce that is representative of the communities in which we live and serve. As of December 31, 2022, over 74% of our workforce self-identified as Latino or Hispanic, and over 66% self-identified as women. We are committed to providing equal opportunity for applicants and employees in all of our employment practices, including but not limited to, hiring, promoting, transferring, and compensating without regard to sex, race, color, national origin, genetic information, citizenship status, age, religion, veteran, disability or any other characteristic protected by law. We also conduct training programs on equal employment opportunities, diversity and inclusion in the workplace, as well as training sessions that coach and develop talent in order to retain a diverse workforce. Our commitment to diversity and inclusion is further underscored by our efforts to reach out to minority and women’s organizations and to educational institutions that serve significant minority or women student populations. We also participate in events to attract minorities and women and recruit them for available employment opportunities. We consider it a significant accomplishment that almost 35% of our employees come from low- or moderate-income geographies and are able to succeed at providing high quality complex financial services to our customers.

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

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 28%, 25% and 27% of the Subsidiary Banks total deposits for the three years ended December 31, 2022, 2021 and 2020, respectively.

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

The BHCA and the Change in Bank Control Act of 1978 require that either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring “control” of a bank holding company, subject to exception for certain transactions. Control is conclusively presumed to exist if any person acquires 25% or more of the voting securities of a bank holding company; control is a rebuttable presumption between 10% and 25% ownership. Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes. The FRB recently revised its control rules under the BHCA by expanding the number of presumptions used to determine whether control exists or not. Effective April 1, 2020, the FRB’s new rule amended Regulation Y, the implementing regulation for the BHCA, to provide additional transparency regarding control determinations by implementing a tiered framework establishing factors and thresholds that are indicative of control. We do not anticipate that the rule will have a significant detrimental effect on us given that it is generally consistent with the FRB’s historical practices in making control determinations.

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

The USA PATRIOT Act

Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (PATRIOT Act), substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain a risk-based anti-money laundering program that includes appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Also, the PATRIOT Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Anti-money laundering regulations are continually evolving, including new requirements effective May 11, 2018 requiring U.S. financial institutions to ascertain and document the beneficial owners of legal entity customers opening new accounts. These 2018 requirements were recently supplemented by the Anti-Money Laundering Act of 2020 and the Corporate Transparency Act and proposed implementing regulations, which, respectively, require the modernization of the Bank Secrecy Act and require most legal entities to register their beneficial ownership information with the Financial Crimes Enforcement Network and will eventually allow and/or require banks to access such information as part of their customer due diligence obligations.

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

Additional regulations were adopted to implement the provisions of the Fair Access to Credit Transactions Act (FACTA), which requires certain disclosures and consents to share certain information among bank affiliates. These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors. These privacy provisions also have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies. On December 4, 2015, the Fixing America’s Surface Transportation Act (FAST Act) was signed into law. Part of the FAST Act amended the GLBA by providing financial institutions with an exception to the general requirement that those institutions deliver annual privacy notices.

In late 2022, the CFPB issued an outline of proposed rules related to Section 1033 of Dodd-Frank, which requires the CFPB to implement regulations providing for the sharing of consumer financial information between financial institutions and consumer-authorized data recipients. It is not clear when a final rule will be issued or how that rule will interact with GLBA and its privacy and security requirements.

NASDAQ Listing Standards

Shares of our common stock are listed and trade on the NASDAQ Stock Market under the symbol “IBOC.” As such, we must comply with the quantitative and qualitative listing standards of the NASDAQ Stock Market. In addition to other matters, the listing standards address disclosure requirements and standards relating to board independence and other corporate governance matters.

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

At December 31, 2022, there was an aggregate of approximately $961,000,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2022, assuming that each of such banks continues to be classified as “well-capitalized.”  Further, we could expend the entire $961,000,000 and continue to be classified as “well-capitalized” under the capital rules applicable as of December 31, 2022.

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

The Dodd-Frank Act requires the federal banking agencies to jointly issue rules implementing the “source of strength” doctrine, but as of December 31, 2022, the FRB and other federal banking regulators have not yet issued such rules.

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

Our FDIC deposit insurance expense totaled $6,987,000, $4,389,000 and $1,870,000 in 2022, 2021 and 2020, respectively.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least four to five percent.  Our leverage ratio at December 31, 2022 was 14.59%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of five percent as of December 31, 2022.

The federal bank regulatory agencies have adopted regulations which mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of FDICIA. The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well- capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4% and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Improvement Act (FDICIA) mandate corrective actions are taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2022, our holding company and each of the Subsidiary Banks were classified as “well-capitalized” under the applicable regulations.

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

In August 2022, the Inflation Reduction Act of 2022 (IRA) was enacted. Among other things, the IRA imposes a new 1% tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations.

With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

As of December 31, 2022, each of our Subsidiary Banks are “well-capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

Community Reinvestment Act

Under the CRA, the FDIC is required to assess the record of each Subsidiary Bank to determine if the bank meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. In May 2022, the federal bank regulators, including the FDIC, issued a notice of proposed rulemaking that would revise the CRA’s implementing regulations. The focus of the revised rules, according to the regulators, is to (i) expand access to credit, investment, and basic banking services in low and moderate-income communities, (ii) adapt to increased provision and use of internet and mobile banking products and services, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach.  Most of the proposed changes would only affect “large” banks with assets of more than $2 billion and allow small and mid-sized banks to elect to be evaluated based on certain of the new rules. While updates to the CRA’s implementing regulations are necessary to address the changes in the banking industry and the increase in online and mobile banking, the proposed changes include significant increases in data collection, testing, and evaluation metrics related to geography and assessment areas. Moreover, proposed legislation was introduced in September 2022 that would revise the CRA by adding several new substantive and procedural requirements. The legislation would broaden the types of legal violations that affect CRA scores, require banks to form community advisory committees in each market they serve (based on metropolitan statistical areas), require proof of impact for community service and charity efforts to receive CRA credit, and require large banks to collect and report even more information related to borrower demographics. The proposed legislation would also require regulators to consider a bank’s partnerships with non-depository lenders and “small-dollar” first-lien mortgages as part of CRA examinations. Both the FDIC’s proposed regulatory revisions and the legislation focus on applying fair lending concepts to CRA obligations and examinations. We will continue to monitor this legislation and its potential effect on the FDIC’s implementation of its proposed revisions to the CRA regulations.

The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. Federal banking agencies make public a rating of a bank’s performance under the CRA. The Subsidiary Banks conduct an award winning financial literacy program in their communities as part of their community outreach.

Three of our Subsidiary Banks received an “Outstanding” CRA rating, and the rest received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2023. “Large institution” now means a bank with total assets equal to or greater than  $1.503 billion for December 31 of both of the prior two calendar years, “small institution” means an institution with assets less than $1.503 billion as of December 31 of either of the prior two calendar years, and “intermediate small institution” means an institution with assets of at least $376 million as of December 31 of both of the prior two calendar years and less than $1.503 billion as of December 31 of either of the prior two calendar years. Two of our Subsidiary Banks are considered “intermediate small institutions” and IBC, IBC Brownsville and IBC Oklahoma are considered “large institutions” under the new asset thresholds.

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

●	positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;

●	the CFPB's final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;

●	positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers;

●	focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

●	the CFPB’s proposed Dodd-Frank Section 1033 consumer financial data sharing rule, which will require financial institutions to provide consumers and their authorized parties access to certain consumer financial obtained and maintained by the financial institution; and

●	the CFPB’s continued focus on bank fees and charges, including supervision and enforcement actions and bulletins related to overdraft and non-sufficient funds fees.

In light of the current political climate in Washington, DC and changes in CFPB leadership in recent years, we cannot predict what additional actions may be taken by the CFPB with respect to its previous regulations, rulings and decisions and any impact on our operations. In October 2022, the United States Court of Appeals for the Fifth Circuit held that the mechanism for funding the CFPB was an unconstitutional violation of the appropriations clause. The CFPB has petitioned the United States Supreme Court to hear its challenge to that holding, but it is unclear if the Court will accept the case on its docket. Since that decision, numerous legal challenges to CFPB oversight, enforcement and action have been filed across the country, and at least one federal court has stayed a CFPB enforcement proceeding pending the Supreme Court’s decision. It is unclear what, if any, effect this ruling will have on the CFPB either in the short or long term.

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

Electronic Banking and Cyber Security

The Federal Financial Institutions Examination Council (FFIEC) issued guidance in 2005 entitled “Authentication in an Internet Banking Environment” (2005 Guidance), which provided a risk management framework for financial institutions offering Internet-based products and services to their customers. The 2005 Guidance required that institutions use effective methods to authenticate the identity of customers and that the techniques employed be commensurate with the risks associated with the products and services offered and the protection of sensitive customer information. The FDIC and other FFIEC agencies supplemented the 2005 Guidance by specifying the FDIC’s supervisory expectations regarding customer authentication, layered security, and other controls in an increasingly hostile online environment. The FDIC indicated that layered security controls should include processes to detect and respond to suspicious or anomalous activity and, for business accounts, administrative controls. The FFIEC issued additional guidance on authentication and access to financial institution services and systems in late 2021 which replaced the 2005 and 2011 supplement. The 2021 Guidance focuses on the changes in online and mobile banking products and services, as well as increased use of new and emerging payment services. The 2021 Guidance includes support for multi-factor authentication in nearly every facet of banking services and highlights the importance of banks’ internet and cybersecurity risk assessment in addressing and preventing unauthorized access to accounts, services and information and cyber-crime.  In late 2022, the FFIEC published an update to its 2018 Cybersecurity Resource Guide for Financial Institutions, which includes cyber-attack and ransomware resources and guidance, and focuses on responding to cyber incidents and monitoring vendors and service providers.

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

The National Institute of Standards and Technology (NIST) released a preliminary Framework for Approving Critical Infrastructure Cybersecurity in 2014, and an update to that Framework in 2018. Our Subsidiary Banks are expected to incorporate the NIST Cybersecurity Framework into their security frameworks, which are also governed by FFIEC guidelines. In 2016, the federal banking agencies proposed enhanced cyber risk management standards for large interconnected entities and their service providers.  The proposal establishes enhanced standards to increase the operational resilience of these entities and reduce the impact on the financial system in case of a cyber event experienced by one of these entities. The standards address cyber risk governance, cyber risk management, internal dependency management, external dependency management, incident response, cyber resilience and situational awareness. The enhanced standards would be implemented in a tiered manner, imposing more stringent standards on the systems of those entities that are critical to the functioning of the financial sector. In 2021, the federal banking agencies adopted a rule governing computer security incidents and, in part, the rule requires notification by a regulated institution to its primary federal regulator in the event of certain cybersecurity-related incidents.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking laws and regulations. In March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance.

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

The CFPB and other federal regulators, including the Federal Housing Administration, have issued several updated guidelines and proposed regulatory revisions that signal an ongoing focus on redlining and discrimination in mortgage lending, including revisions to the CRA and greater oversight of property appraisals, including related algorithms and machine learning tools that can be used in the appraisal process.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, to implement listing standards that required listed companies to adopt policies mandating the recovery or “clawback” of excess incentive based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective, and therefore, we intend to modify our current clawback policy, to the extent necessary, to align with Nasdaq’s approved policies after they are finalized.

The scope and content of the U.S. regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

We may be adversely impacted by the transition from LIBOR as a reference rate

The United Kingdom’s Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This means that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, however, certain USD LIBOR rates will continue to be published until June 30, 2023. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on  the Secured Overnight Financing Rate for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the FRB adopted related implementing rules. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected.

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

Severe weather, natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. These events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, any such event(s) in, near or affecting the markets we serve could have a material adverse effect on our business.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2022. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures and operating plans in the future to compete more effectively. Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

As of December 31, 2022, we had approximately $134 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust. We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Item 3. Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 16 of the Notes to consolidated financial statements located on page 63 of the 2022 Annual Report to Shareholders which is Exhibit 13 hereto and incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

Item 4A. Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2023 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	80	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Dalia F. Martinez	62	Vice President of the Company since 2021, Executive Vice President of IBC	2021	
Judith I. Wawroski	48	Treasurer of the Company since 2017, Principal Financial Officer of the Company since 2017, Executive Vice President of IBC	2017	

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 22 and 23 of our 2022 Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2022 Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 24 of our 2022 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 15 through 19 of our 2022 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements located on pages 25 through 75 of our 2022 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 76 and 77 of our 2022 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer,  of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2022 consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2022. Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2022 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

International Bancshares Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion.

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

February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “DELINQUENT SECTION 16(a) REPORTS.” There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2023 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents
1.	Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2022 Annual Report to Shareholders filed as an exhibit hereto and they include:

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated:
Statements of Condition as of December 31, 2022 and 2021

Statements of Income for the years ended December 31, 2022, 2021 and 2020

Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3a)*	—Articles of Incorporation of International Bancshares Corporation.
(3b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3f)*	—Amended and Restated By-Laws of International Bancshares Corporation.
(3g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)	—Description of the Registrant’s Securities.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)**	—International Bancshares Corporation 2022 Annual Report
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 17, 2023
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	—Interactive Data File
104++	—Cover Page Interactive Data File

*	Previously filed
+	Executive Compensation Plans and Arrangements
**	Deemed filed only with respect to those portions thereof incorporated herein by reference
++

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2022, 2021 and 2020 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2022 and 2021, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (iv) Cover Page interactive data.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 4—	Description of Registrant’s Securities
Exhibit 13—	International Bancshares Corporation 2022 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 17, 2023
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31a—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31b—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32a—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32b—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101—	Interactive Inline Data File
Exhibit 104—	Cover Page Inline Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 23, 2023

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Financial Officer)	February 23, 2023
/s/ Javier de anda Javier de Anda	Director	February 23, 2023
/s/ Doug Howland Doug Howland	Director	February 23, 2023

/s/ Rudolph M. Miles Rudolph M. Miles	Director	February 23, 2023

/s/ Larry Norton Larry Norton	Director	February 23, 2023

/s/ Roberto resendez Roberto Resendez	Director	February 23, 2023

/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 23, 2023
/s/ Diana G. Zuniga Diana G. Zuniga	Director	February 23, 2023