Form 10-Q
period 2023-03-31
INTERNATIONAL BANCSHARES CORP
filed 2023-05-04
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,114,576 shares outstanding at May 1, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,195,048	$2,087,724
Investment securities:
Held to maturity debt securities (Market value of $3,400 on March 31, 2023 and $3,400 on December 31, 2022)	3,400	3,400
Available for sale debt securities (Amortized cost of $5,397,131 on March 31, 2023 and $5,018,996 on December 31, 2022)	4,859,818	4,417,796
Equity securities with readily determinable fair values	5,392	5,358
Total investment securities	4,868,610	4,426,554
Loans	7,531,773	7,430,603
Less allowance for credit losses	(133,557)	(125,972)
Net loans	7,398,216	7,304,631
Bank premises and equipment, net	430,436	431,612
Accrued interest receivable	49,020	45,787
Other investments	362,105	358,910
Cash surrender value of life insurance policies	299,379	300,589
Goodwill	282,532	282,532
Other assets	249,605	263,137
Total assets	$15,134,951	$15,501,476

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$5,548,745	$5,846,055
Savings and interest bearing demand	4,587,639	4,745,768
Time	2,144,395	2,068,184
Total deposits	12,280,779	12,660,007
Securities sold under repurchase agreements	383,502	431,191
Other borrowed funds	10,895	10,944
Junior subordinated deferrable interest debentures	134,642	134,642
Other liabilities	168,725	219,933
Total liabilities	12,978,543	13,456,717
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,423,993 shares on March 31, 2023 and 96,420,456 shares on December 31, 2022	96,424	96,420
Surplus	154,244	154,061
Retained earnings	2,758,059	2,695,567
Accumulated other comprehensive loss	(420,491)	(470,497)
	2,588,236	2,475,551
Less cost of shares in treasury, 34,303,617 shares on March 31, 2023 and 34,278,617 on December 31, 2022	(431,828)	(430,792)
Total shareholders’ equity	2,156,408	2,044,759
Total liabilities and shareholders’ equity	$15,134,951	$15,501,476

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans, including fees	$142,270	$81,488
Investment securities:
Taxable	29,809	13,190
Tax-exempt	1,578	350
Other interest income	14,492	1,404
Total interest income	188,149	96,432

Interest expense:
Savings deposits	11,694	1,101
Time deposits	6,829	2,504
Securities sold under repurchase agreements	2,142	184
Other borrowings	71	1,888
Junior subordinated deferrable interest debentures	2,228	709

Total interest expense	22,964	6,386

Net interest income	165,185	90,046

Provision for credit losses	8,587	1,481

Net interest income after provision for credit losses	156,598	88,565

Non-interest income:
Service charges on deposit accounts	17,553	17,257
Other service charges, commissions and fees
Banking	14,055	12,516
Non-banking	1,954	1,765
Other investments, net	2,955	2,882
Other income	3,845	9,092

Total non-interest income	$40,362	$43,512

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Non-interest expense:
Employee compensation and benefits	$32,859	$31,119
Occupancy	6,326	6,272
Depreciation of bank premises and equipment	5,466	5,475
Professional fees	3,590	2,318
Deposit insurance assessments	4,138	1,057
Net operations, other real estate owned	(1,745)	(408)
Advertising	1,264	1,440
Software and software maintenance	4,969	4,177
Other	11,162	12,668

Total non-interest expense	68,029	64,118

Income before income taxes	128,931	67,959

Provision for income taxes	27,288	14,466

Net income	$101,643	$53,493

Basic earnings per common share:

Weighted average number of shares outstanding	62,142,264	63,352,240
Net income per common share	$1.64	$0.84

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,282,328	63,498,268
Net income per common share	$1.63	$0.84

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income	$101,643	$53,493
Other comprehensive loss, net of tax:

Net unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $13,293 and $(46,029))	50,006	(173,156)
	50,006	(173,156)

Comprehensive income (loss)	$151,649	$(119,663)

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2023 and 2022

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2022	96,420	$96,420	$154,061	$2,695,567	$(470,497)	$(430,792)	$2,044,759
Net income	—	—	—	101,643	—	—	101,643
Dividends:
Payable ($.63 per share)	—	—	—	(39,151)	—	—	(39,151)
Purchase of treasury stock (25,000 shares)	—	—	—	—	—	(1,036)	(1,036)
Exercise of stock options	4	4	81	—	—	—	85
Stock compensation expense recognized in earnings	—	—	102	—	—	—	102
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	50,006	—	50,006
Balance at March 31, 2023	96,424	$96,424	$154,244	$2,758,059	$(420,491)	$(431,828)	$2,156,408

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at December 31, 2021	96,351	$96,351		$152,144		$2,470,710		$(31,980)	$(378,744)	$2,308,481
Net income	—	—		—		53,493		—	—	53,493
Dividends:
Payable ($.60 per share)	—	—		—		(38,026)		—	—	(38,026)
Purchase of treasury stock (83,066 shares)	—	—	—	—	—	—	—	—	(3,380)	(3,380)
Exercise of stock options	6	6		140		—		—	—	146
Stock compensation expense recognized in earnings	—	—		121		—		—	—	121
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		(173,156)	—	(173,156)
Balance at March 31, 2022	96,357	$96,357		$152,405		$2,486,177		$(205,136)	$(382,124)	$2,147,679

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:

Net income	$101,643	$53,493

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	8,587	1,481
Specific reserve, other real estate owned	250	—
Depreciation of bank premises and equipment	5,466	5,475
Gain on sale of bank premises and equipment	—	(2,991)
Gain on sale of other real estate owned	(2,372)	(777)
Accretion of investment securities discounts	(589)	(235)
Amortization of investment securities premiums	1,817	5,262
Unrealized (gain) loss on equity securities with readily determinable fair values	(34)	269
Stock based compensation expense	102	121
Earnings from affiliates and other investments	(802)	(2,474)
Deferred tax (benefit) expense	(1,841)	80
(Increase) decrease in accrued interest receivable	(3,233)	3,038
Increase (decrease) in other assets	1,277	(4,455)
Increase in other liabilities	32,419	20,810

Net cash provided by operating activities	142,690	79,097

Investing activities:

Proceeds from maturities of securities	1,200	1,075
Proceeds from sales and calls of available for sale securities	450	—
Purchases of available for sale securities	(595,184)	(362,746)
Principal collected on mortgage backed securities	134,171	207,302
Net (increase) decrease in loans	(102,525)	159,246
Purchases of other investments	(9,935)	(42,043)
Distributions from other investments	5,124	1,583
Purchases of bank premises and equipment	(4,290)	(2,486)
Proceeds from sales of bank premises and equipment	—	6,461
Proceeds from sales of other real estate owned	2,691	4,898

Net cash used in investing activities	$(568,298)	$(26,710)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2023	2022
Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(297,310)	$198,680
Net decrease in savings and interest bearing demand deposits	(158,129)	(28,897)
Net increase in time deposits	76,211	7,676
Net (decrease) increase in securities sold under repurchase agreements	(47,689)	50,419
Net decrease in other borrowed funds	(49)	(48)
Purchase of treasury stock	(1,036)	(3,380)
Proceeds from stock transactions	85	146
Payments of cash dividends	(39,151)	(38,026)

Net cash (used in) provided by financing activities	(467,068)	186,570

(Decrease) increase in cash and cash equivalents	(892,676)	238,957

Cash and cash equivalents at beginning of period	2,087,724	3,209,242

Cash and cash equivalents at end of period	$1,195,048	$3,448,199

Supplemental cash flow information:
Interest paid	$19,731	$6,297
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$353	$—
Net transfers from bank premises and equipment to other assets	—	2,476

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, Emerald Galveston Holdings, LLC, IBC Capital Corporation, and Diamond Beach Holdings, LLC. Our consolidated financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report to Shareholders on Form ARS for the fiscal year ended December 31, 2022, furnished to the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2023 (our “2022 Annual Report”). Our consolidated statement of condition at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Certain reclassifications have been made to make prior periods comparable. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2023 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
U.S. Treasury securities	$49,925	$—	$49,925	$—
Residential mortgage-backed securities	4,647,229	—	4,647,229	—
States and political subdivisions	162,664	—	162,664	—
Equity Securities	5,392	5,392	—	—
	$4,865,210	$5,392	$4,859,818	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2022 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
U.S. Treasury securities	$49,393	$—	$49,393	$—
Residential mortgage-backed securities	4,209,212	—	4,209,212	—
States and political subdivisions	159,191	—	159,191	—
Equity Securities	5,358	5,358	—	—
	$4,423,154	$5,358	$4,417,796	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2023 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	March 31,	Assets	Inputs	Inputs	During
	2023	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$29,894	$—	$—	$29,894	$1,000
Other real estate owned	752	—	—	752	250

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2022 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2022	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$30,743	$—	$—	$30,743	$2,346
Other real estate owned	5,653	—	—	5,653	1,627

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List – Doubtful and other real estate owned. The fair value of Watch List-Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses (“ACL”). The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or internal evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and internal evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of March 31, 2023, we had $51,306,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $51,306,000 had an internal evaluation performed within the immediately preceding twelve months. As of December 31, 2022, we had approximately $51,326,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months and of which $51,326,000 had an internal evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three months ended March 31, 2023 and the twelve months ended December 31, 2022, we recorded

$0 and $2,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three months ended March 31, 2023 and the twelve months ended December 31, 2022, we recorded $250,000 and $1,627,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2023 and December 31, 2022 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At March 31, 2023 and December 31, 2022, the carrying amount of fixed rate performing loans was $1,196,549,000 and $1,203,381,000, respectively, and the estimated fair value was $1,094,152,000 and $1,100,848,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2023 and December 31, 2022. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At March 31, 2023 and December 31, 2022, the carrying amount of time deposits was $2,144,695,000 and $2,068,184,000, respectively, and the estimated fair value was $2,154,962,000 and $2,076,231,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at March 31, 2023 and December 31, 2022.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2023 and December 31, 2022.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at March 31, 2023 and December 31, 2022 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At March 31, 2023 and December 31, 2022, the carrying amount of the fixed rate long-term FHLB borrowings was $10,895,000 and $10,944,000, respectively, and the estimated fair value was $10,895,000 and $10,944,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,370,745	$4,373,373
Real estate - mortgage	858,909	865,994
Real estate - construction	2,081,138	1,989,669
Consumer	43,390	41,592
Foreign	177,591	159,975
Total loans	$7,531,773	$7,430,603

Note 4 — Allowance for Credit Losses

The allowance for credit losses (“ACL”) is based on a loss-rate methodology that measures lifetime losses on loan pools that have similar risk characteristics. Loans that do not have similar risk characteristics are evaluated on an individual basis. The segmentation of the loan portfolio into pools requires a balancing process between capturing similar risk characteristics and containing sufficient loss history to provide meaningful results. Our segmentation starts at the general loan category with further sub-segmentation based on collateral types that may be of meaningful size and/or may contain sufficient differences in risk characteristics based on management’s judgement that would warrant further segmentation. The general loan categories along with primary risk characteristics used in our calculation are as follows:

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended March 31, 2023
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2022	$26,728	$44,684	$36,474	$3,794	$4,759	$8,284	$281	$968	$125,972
Losses charged to allowance	(1,971)	—	—	—	—	(1)	(61)	—	(2,033)
Recoveries credited to allowance	625	311	5	—	7	77	6	—	1,031
Net (losses) recoveries charged to allowance	(1,346)	311	5	—	7	76	(55)	—	(1,002)

Credit loss expense	2,406	5,938	77	190	(207)	(3)	65	121	8,587

Balance at March 31, 2023	$27,788	$50,933	$36,556	$3,984	$4,559	$8,357	$291	$1,089	$133,557

	Three Months Ended March 31, 2022
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2021	$23,178	$35,390	$35,654	$3,291	$4,073	$7,754	$272	$762	$110,374

Losses charged to allowance	(2,112)	(2)	—	—	(99)	(28)	(88)	—	(2,329)
Recoveries credited to allowance	602	2	8	—	30	48	11	—	701
Net (losses) recoveries charged to allowance	(1,510)	—	8	—	(69)	20	(77)	—	(1,628)

Credit loss expense	2,233	982	(808)	(229)	12	(728)	69	(50)	1,481

Balance at March 31, 2022	$23,901	$36,372	$34,854	$3,062	$4,016	$7,046	$264	$712	$110,227

The credit loss charged to expense for the three months ended March 31, 2023 has increased from the same period of 2022 in order to provide some protection from potential losses in our loan portfolio given the high level of uncertainty in the economy and a potential economic recession on the horizon. We have increased the severity of some of the qualitative loss factors in certain pools of the portfolio to encompass the economic uncertainty, resulting in an increase in the required ACL. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2022 remained constant in the March 31, 2023 ACL calculation. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2022 remained constant in the March 31, 2023 ACL calculation.

The tables below provides additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$30,529	$3,375	$1,467,573	$24,413
Commercial real estate: other construction & land development	20,481	70	2,060,657	50,863
Commercial real estate: farmland & commercial	297	—	2,562,801	36,556
Commercial real estate: multifamily	110	—	309,435	3,984
Residential: first lien	74	—	419,481	4,559
Residential: junior lien	318	—	439,036	8,357
Consumer	—	—	43,390	291
Foreign	—	—	177,591	1,089

Total	$51,809	$3,445	$7,479,964	$130,112

	December 31, 2022
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$30,747	$2,375	$1,468,006	$24,353
Commercial real estate: other construction & land development	20,483	70	1,969,186	44,614
Commercial real estate: farmland & commercial	94	—	2,568,025	36,474
Commercial real estate: multifamily	117	—	306,384	3,794
Residential: first lien	77	—	425,647	4,759
Residential: junior lien	312	—	439,958	8,284
Consumer	—	—	41,592	281
Foreign	—	—	159,975	968

Total	$51,830	$2,445	$7,378,773	$123,527

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(Dollars in Thousands)
Domestic
Commercial	$30,529	$30,747
Commercial real estate: other construction & land development	20,481	20,483
Commercial real estate: farmland & commercial	297	94
Commercial real estate: multifamily	110	117
Residential: first lien	215	207
Total non-accrual loans	$51,632	$51,648

We adopted the provisions of Accounting Standards Update 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on January 1, 2023. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in existing guidance and enhances disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-22 did not have a significant impact to our consolidated financial statements.

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under ASU 2022-02 to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions.

For the three months ended March 31, 2023, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty.

Under guidance in effect prior to January 1, 2023, the following table details loans accounted for as “troubled debt restructuring,” segregated by loan class. Loans accounted for as troubled debt restructuring are included in Watch List—Doubtful loans.

December 31, 2022
(Dollars in Thousands)
Domestic
Residential: first lien	$1,642
Residential: junior lien	714
Consumer	802
Foreign	55
Total troubled debt restructuring	$3,213

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at March 31, 2023 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2023 and December 31, 2022:

	March 31, 2023
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,162	$217	$30,549	$121	$32,928	$1,465,174	$1,498,102
Commercial real estate: other construction & land development	14,242	—	19,982	—	34,224	2,046,914	2,081,138
Commercial real estate: farmland & commercial	594	4,565	—	—	5,159	2,557,940	2,563,099
Commercial real estate: multifamily	233	—	—	—	233	309,311	309,544
Residential: first lien	1,189	1,153	3,097	2,864	5,439	414,116	419,555
Residential: junior lien	1,235	258	2,051	2,051	3,544	435,810	439,354
Consumer	270	30	12	12	312	43,078	43,390
Foreign	598	11	581	581	1,190	176,401	177,591
Total past due loans	$20,523	$6,234	$56,272	$5,629	$83,029	$7,448,744	$7,531,773

	December 31, 2022
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$1,732	$258	$1,014	$59	$3,004	$1,495,750	$1,498,754
Commercial real estate: other construction & land development	1,130	—	—	—	1,130	1,988,539	1,989,669
Commercial real estate: farmland & commercial	1,744	117	—	—	1,861	2,566,257	2,568,118
Commercial real estate: multifamily	—	—	—	—	—	306,501	306,501
Residential: first lien	2,023	1,068	4,189	4,061	7,280	418,444	425,724
Residential: junior lien	925	771	1,717	1,717	3,413	436,857	440,270
Consumer	281	14	7	7	302	41,290	41,592
Foreign	717	23	288	288	1,028	158,947	159,975
Total past due loans	$8,552	$2,251	$7,215	$6,132	$18,018	$7,412,585	$7,430,603

The increase in Commercial loans past due 90 days or greater at March 31, 2023 can be primarily attributed to a loan secured by equipment and other assets used in the oil and gas industry as well as oil and gas production that is on non-accrual. The increase in Commercial Real Estate: Other Construction & Land Development loans past due 30 – 59 days can be primarily attributed to three relationships secured by commercial properties that were matured and in the process of being renewed. The increase in Commercial Real Estate: Other Construction & Land Development loans past due 90 days or greater can be primarily attributed to a loan secured by commercial property that is on non-accrual.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at March 31, 2023 and December 31, 2022 is presented below:

	2023	2022	2021	2020	2019	Prior	Total

	(Dollars in Thousands)
Balance at March 31, 2023
Domestic
Commercial
Pass	$263,913	$530,585	$452,955	$87,039	$32,481	$68,318	$1,435,291
Special Review	—	371	201	—	—	—	572
Watch List - Substandard	218	28,889	130	—	19	2,454	31,710
Watch List - Doubtful	—	29,789	—	739	—	1	30,529
Total Commercial	$264,131	$589,634	$453,286	$87,778	$32,500	$70,773	$1,498,102
Commercial real estate: other construction & land development
Pass	$341,573	$840,168	$530,211	$186,626	$124,467	$37,404	$2,060,449
Special Review	—	—	—	—	208	—	208
Watch List - Doubtful	—	19,982	407	92	—	—	20,481
Total Commercial real estate: other construction & land development	$341,573	$860,150	$530,618	$186,718	$124,675	$37,404	$2,081,138
Commercial real estate: farmland & commercial
Pass	$294,941	$723,848	$534,498	$353,714	$228,974	$336,205	$2,472,180
Special Review	—	173	—	835	—	—	1,008
Watch List - Pass	—	16,986	243	—	—	—	17,229
Watch List - Substandard	—	54,038	4,556	2,486	93	11,212	72,385
Watch List - Doubtful	—	91	—	—	—	206	297
Total Commercial real estate: farmland & commercial	$294,941	$795,136	$539,297	$357,035	$229,067	$347,623	$2,563,099
Commercial real estate: multifamily
Pass	$45,117	$125,030	$50,142	$58,802	$11,427	$18,916	$309,434
Watch List - Doubtful	—	110	—	—	—	—	110
Total Commercial real estate: multifamily	$45,117	$125,140	$50,142	$58,802	$11,427	$18,916	$309,544
Residential: first lien
Pass	$71,028	$97,907	$76,400	$45,354	$32,016	$96,356	$419,061
Watch List - Substandard	—	—	354	66	—	—	420
Watch List - Doubtful	—	74	—	—	—	—	74
Total Residential: first lien	$71,028	$97,981	$76,754	$45,420	$32,016	$96,356	$419,555
Residential: junior lien
Pass	$15,944	$90,944	$103,512	$86,758	$39,295	$102,583	$439,036
Watch List- Doubtful	—	318	—	—	—	—	318
Total Residential: junior lien	$15,944	$91,262	$103,512	$86,758	$39,295	$102,583	$439,354
Residential: junior lien
Consumer
Pass	$12,176	$24,278	$4,412	$542	$344	$1,638	$43,390
Total Consumer	$12,176	$24,278	$4,412	$542	$344	$1,638	$43,390
Foreign
Pass	$27,135	$119,493	$15,902	$4,996	$4,479	$5,586	$177,591
Total Foreign	$27,135	$119,493	$15,902	$4,996	$4,479	$5,586	$177,591
Total Loans	$1,072,045	$2,703,074	$1,773,923	$828,049	$473,803	$680,879	$7,531,773

	2022	2021	2020	2019	2018	Prior	Total

	(Dollars in Thousands)
Balance at December 31, 2022
Domestic
Commercial
Pass	$736,462	$524,879	$96,401	$35,917	$43,792	$29,464	$1,466,915
Special Review	377	213	—	—	—	—	590
Watch List - Substandard	161	149	143	—	49	—	502
Watch List - Doubtful	29,789	—	954	—	—	4	30,747
Total Commercial	$766,789	$525,241	$97,498	$35,917	$43,841	$29,468	$1,498,754
Commercial
Commercial real estate: other construction & land development
Pass	$913,675	$666,347	$173,824	$174,897	$35,069	$5,165	$1,968,977
Special Review	—	—	—	209	—	—	209
Watch List - Doubtful	19,982	407	94	—	—	—	20,483
Total Commercial real estate: other construction & land development	$933,657	$666,754	$173,918	$175,106	$35,069	$5,165	$1,989,669
Commercial real estate: farmland & commercial
Pass	$811,117	$584,134	$456,200	$232,537	$325,214	$81,295	$2,490,497
Special Review	2,855	—	842	—	—	—	3,697
Watch List - Pass	17,060	247	—	—	—	—	17,307
Watch List - Substandard	2,275	—	54,152	96	—	—	56,523
Watch List - Doubtful	94	—	—	—	—	—	94
Total Commercial real estate: farmland & commercial	$833,401	$584,381	$511,194	$232,633	$325,214	$81,295	$2,568,118
Commercial real estate: multifamily
Pass	$127,680	$87,469	$59,035	$12,026	$5,490	$14,684	$306,384
Watch List - Doubtful	117	—	—	—	—	—	117
Total Commercial real estate: multifamily	$127,797	$87,469	$59,035	$12,026	$5,490	$14,684	$306,501
Residential: first lien
Pass	$138,771	$82,466	$49,591	$40,985	$33,814	$79,660	$425,287
Watch List - Substandard	—	360	—	—	—	—	360
Watch List - Doubtful	77	—	—	—	—	—	77
Total Residential: first lien	$138,848	$82,826	$49,591	$40,985	$33,814	$79,660	$425,724
Residential: junior lien
Pass	$92,256	$108,815	$91,130	$41,273	$21,975	$84,509	$439,958
Watch List- Doubtful	—	312	—	—	—	—	312
Total Residential: junior lien	$92,256	$109,127	$91,130	$41,273	$21,975	$84,509	$440,270
Consumer
Pass	$31,962	$6,603	$897	$489	$28	$1,613	$41,592
Total Consumer	$31,962	$6,603	$897	$489	$28	$1,613	$41,592
Foreign
Pass	$124,265	$19,082	$5,362	$4,848	$3,417	$3,001	$159,975
Total Foreign	$124,265	$19,082	$5,362	$4,848	$3,417	$3,001	$159,975
Total Loans	$3,048,975	$2,081,483	$988,625	$543,277	$468,848	$299,395	$7,430,603

The increase in Watch-List Substandard Commercial loans at March 31, 2023 compared to December 31, 2022 can be primarily attributed to a loan secured by accounts receivable that was downgraded from Pass.  The increase in Watch-List Substandard Commercial Real Estate: Farmland & Commercial loans at March 31, 2022 compared to December 31, 2022 can be primarily attributed to the downgrade from Pass of two loans that are secured by real estate.

Note 5 — Stock Options

On April 5, 2012, the Board of Directors adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There were 800,000 shares of common stock available for stock option grants under the 2012

Plan, which were qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. On April 4, 2022 the 2012 plan expired and was not renewed.

A summary of option activity under the stock option plan for the three months ended March 31, 2023 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2022	461,822	$29.67
Plus: Options granted	—	—
Less:
Options exercised	3,537	24.00
Options expired	—	—
Options forfeited	2,938	36.51
Options outstanding at March 31, 2023	455,347	29.67	3.82	$5,987

Options fully vested and exercisable at March 31, 2023	257,932	$25.20	2.06	$4,545

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2023 and March 31, 2022 was $102,000 and $121,000, respectively. As of March 31, 2023, there was approximately $660,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.6 years.

On April 18, 2022, the Board of Directors adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the plan, however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of March 31, 2023, a total of 502,250 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the three months ended March 31, 2023 is as follows:

Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
(in Thousands)
Stock appreciation rights outstanding at December 31, 2022	489,250	$39.35
Plus: Stock appreciation rights granted
Less:
Stock appreciation rights exercised	—	—
Stock appreciation rights expired	—	—
Stock appreciation rights forfeited	5,750	39.33
Stock appreciation rights outstanding at March 31, 2023	483,500	39.35	9.50	$1,680

Stock appreciation rights fully vested and exercisable at March 31, 2023	—	$—

The fair value of the liability for payments due to stock appreciation rights holders at March 31, 2023 is approximately $712,000, as calculated using a Black-Sholes Merton model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $166,000 for the three months ended March 31, 2023.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at March 31, 2023 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2023 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
U.S. Treasury securities	$49,967	$—	$(42)	$49,925	$49,925
Residential mortgage-backed securities	5,184,217	5,289	(542,277)	4,647,229	4,647,229
Obligations of states and political subdivisions	162,947	1,485	(1,768)	162,664	162,664
Total investment securities	$5,397,131	$6,774	$(544,087)	$4,859,818	$4,859,818
(1)	Included in the carrying value of residential mortgage-backed securities are $810,907 of mortgage-backed securities issued by Ginnie Mae and $3,836,322 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2022 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
U.S. Treasury securities	$49,752	$—	$(359)	$49,393	$49,393
Residential mortgage-backed securities	4,805,735	3,145	(599,668)	4,209,212	4,209,212
Obligations of states and political subdivisions	163,509	927	(5,245)	159,191	159,191
Total investment securities	$5,018,996	$4,072	$(605,272)	$4,417,796	$4,417,796
(1)	Included in the carrying value of residential mortgage-backed securities are $681,121 of mortgage-backed securities issued by Ginnie Mae and $3,528,091 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$1,075	$1,075	$49,967	$49,925
Due after one year through five years	2,325	2,325	—	—
Due after five years through ten years	—	—	440	440
Due after ten years	—	—	162,507	162,224
Residential mortgage-backed securities	—	—	5,184,217	4,647,229
Total investment securities	$3,400	$3,400	$5,397,131	$4,859,818

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,428,702,000 and $1,249,080,000, respectively, at March 31, 2023.

Proceeds from the sale and calls of debt securities available-for-sale were $450,000 for the three months ended March 31, 2023, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2023. Proceeds from the sale and call of debt securities available-for-sale were $0 for the three months ended March 31, 2022, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2022, respectively.

Gross unrealized losses on debt investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2023, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
U.S. Treasury securities	$49,925	$(42)	$—	$—	$49,925	$(42)
Residential mortgage-backed securities	1,438,275	(44,176)	2,969,348	(498,101)	4,407,623	(542,277)
Obligations of states and political subdivisions	105,758	(1,768)	—	—	105,758	(1,768)
	$1,593,958	$(45,986)	$2,969,348	$(498,101)	$4,563,306	$(544,087)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
U.S. Treasury securities	$49,394	$(359)	$—	$—	$49,394	$(359)
Residential mortgage-backed securities	1,357,905	(87,815)	2,566,975	(511,853)	3,924,880	(599,668)
Obligations of states and political subdivisions	118,772	(5,245)	—	—	118,772	(5,245)
	$1,526,071	$(93,419)	$2,566,975	$(511,853)	$4,093,046	$(605,272)

The unrealized losses on investments in residential mortgage-backed securities are primarily caused by changes in market interest rates. We have no intent to sell and will more than likely not be required to sell before a market price recovery or maturity of the securities; therefore, it is our conclusion that the investments in residential mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae are not considered other-than-temporarily impaired. We generally use a dollar cost averaging method of investing to manage our investment portfolio thereby averaging our investment returns over time.

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At March 31, 2023 and December 31, 2022, the balance in equity securities with readily determinable fair values recorded at fair value were $5,392,000 and $5,358,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2023 and the three months ended March 31, 2022:

Three Months Ended
March 31, 2023
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$34
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$34

Three Months Ended
March 31, 2022
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(269)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(269)

Other investments include equity and merchant banking investments held by our subsidiary banks and non-banking entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying projects. We are a limited partner in the partnerships, and not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $214,549,000 at March 31, 2023 and at December 31, 2022 and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $37,357,000 at March 31, 2023 and $41,191,000 at December 31, 2022 and are included in other liabilities on the consolidated financial statements.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At March 31, 2023, other borrowed funds totaled $10,895,000 compared to $10,944,000 at December 31, 2022.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of March 31, 2023, we had five statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The five statutory business trusts we formed (the “Trusts”) each issued Capital and Common Securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of March 31, 2023 and December 31, 2022, the principal amount of Debentures outstanding totaled $134,642,000.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At March 31, 2023 and December 31, 2022, the total $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2023:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(1)
	(Dollars in Thousands)
Trust VIII	$25,774	Quarterly	7.88%	LIBOR	+	3.05	October 2033	October 2008
Trust IX	41,238	Quarterly	6.37%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	6.46%	LIBOR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	6.37%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	6.41%	LIBOR	+	1.45	September 2037	September 2012
	$134,642

(1)   The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $.63 per share on February 28, 2023 to record holders of our common stock on February 15, 2023. We paid cash dividends of $.60 per share on February 28, 2022 to record holders of our common Stock on February 15, 2022.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 21, 2023, the Board of Directors extended and increased the repurchase program to purchase up to $124 million of common stock during the 12-month period commencing on March 15, 2023. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2023, the Board of Directors adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 1, 2023, a total of 13,615,730 shares had been repurchased under all programs at a cost of $411,099,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. We believe that as of March 31, 2023, we continue to meet all fully phased-in capital adequacy requirements.

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

As of March 31, 2023, our capital levels continue to exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 20.43% on March 31, 2023 and 20.21% on December 31, 2022. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.61% and 14.59%, risk-weighted Tier 1 capital ratio of 21.37% and 21.04% and risk-weighted total capital ratio of 22.60% and 22.22% at March 31, 2023 and December 31, 2022, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2023, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2023, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, which are included in our 2022 Annual Report. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023 (our “2022 Form 10-K”), among others, the following:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and our customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, the Federal Reserve Bank or other sources in the future which could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, changes in federal regulations on the payment of interest on demand deposits.
●	Changes in our ability to retain or access deposits due to changes in public confidence in the banking system and the potential threat of bank-run contagion fueled by, among other factors, economic instability, inflationary pressures, the public’s increased exposure to social media and the rapid speed at which communication and coordination via social media can occur.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, integration and implementation of the United States-Mexico-Canada Agreement and the possible imposition of tariffs on imported goods.
●	Political instability in the United States or Mexico.
●	General instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions.
●	The reduction of deposits from nonresident alien individuals due to the Internal Revenue Service rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.
●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our allowance for credit loss as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Technological changes, system failures or breaches of our network security, as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters or other adverse external events such as pandemics or endemics.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental, the results of regulatory examinations or reviews, and the process of obtaining required regulatory approvals.
●	The effect of any supervisory and enforcement efforts by the CFPB related to Regulation E, which prohibits financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.
●	Monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank.
●	Our failure or circumvention of our internal controls and risk management, policies and procedures.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2023	December 31, 2022	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$15,134,951	$15,501,476	(2.4)%
Net loans	7,398,216	7,304,631	1.3
Deposits	12,280,779	12,660,007	(3.0)
Securities sold under repurchase agreements	383,502	431,191	(11.1)
Other borrowed funds	10,895	10,944	(0.4)
Junior subordinated deferrable interest debentures	134,642	134,642	—
Shareholders’ equity	2,156,408	2,044,759	5.5

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)
Interest income	$188,149	$96,432	95.1%
Interest expense	22,964	6,386	259.6
Net interest income	165,185	90,046	83.4
Provision for probable loan losses	8,587	1,481	479.8
Non-interest income	40,362	43,512	(7.2)
Non-interest expense	68,029	64,118	6.1
Net income	101,643	53,493	90.0%

Per common share:
Basic	$1.64	$.84	95.2%
Diluted	1.63	.84	94.0

Net Income

Net income for the three months ended March 31, 2023 increased by 90.0% compared to the same period of 2022. Net income for the three months ended March 31, 2023 was positively impacted by an increase in net interest income and is primarily attributable to an increase in the size of our investment portfolio, the interest earned on funds held at the Federal Reserve Bank, and an increase in loan interest income, of which the latter two have increased consistent with recent Federal Reserve Board actions to raise interest rates in 2022 and 2023. The increase in those revenue streams coupled with the cost control initiatives to streamline operations and increase efficiency in recent years have been the primary drivers in achieving these results.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)
Interest Income:
Loans, including fees	$142,270	$81,488	74.6%
Investment securities:
Taxable	29,809	13,190	126.0
Tax-exempt	1,578	350	350.9
Other interest income	14,492	1,404	932.2

Total interest income	188,149	96,432	95.1

Interest expense:
Savings deposits	11,694	1,101	962.1
Time deposits	6,829	2,504	172.7
Securities sold under Repurchase agreements	2,142	184	1,064.1
Other borrowings	71	1,888	(96.2)
Junior subordinated interest deferrable debentures	2,228	709	214.2

Total interest expense	22,964	6,386	259.6

Net interest income	$165,185	$90,046	83.4%

The increase in net interest income for the three months ended March 31, 2023 can be attributed to an increase in the size of our investment portfolio, the interest earned on funds held at the Federal Reserve Bank, and an increase in loan interest income, of which the latter two have increase consistent with Federal Reserve actions to raise interest rates in 2022 and 2023. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 43 for the March 31, 2023 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)

Service charges on deposit accounts	$17,553	$17,257	1.7%
Other service charges, commissions and fees
Banking	14,055	12,516	12.3
Non-banking	1,954	1,765	10.7
Investment securities transactions, net	—	—	—
Other investments, net	2,955	2,882	2.5
Other income	3,845	9,092	(57.7)
Total non-interest income	$40,362	$43,512	(7.2)%

Total non-interest income for the three months ended March 31, 2023 decreased by 7.2% compared to the same period of 2022. Non-interest income for the three months ended March 31, 2023 continues to be positively impacted due to an increase in service charges on deposits as customer activity continues to increase from previously depressed levels resulting from the COVID-19 pandemic. Non-interest income for the three months ended March 31, 2022 was positively impacted by gains on the sale of some properties from our branch network as we continue to monitor and evaluate our retail branch footprint and align the footprint with customer activity.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)

Employee compensation and benefits	$32,859	$31,119	5.6%
Occupancy	6,326	6,272	0.9
Depreciation of bank premises and equipment	5,466	5,475	(0.2)
Professional fees	3,590	2,318	54.9
Deposit insurance assessments	4,138	1,057	291.5
Net operations, other real estate owned	(1,745)	(408)	327.7
Advertising	1,264	1,440	(12.2)
Software and software maintenance	4,969	4,177	19.0
Other	11,162	12,668	(11.9)

Total non-interest expense	$68,029	$64,118	6.1%

Non-interest expense for the three months ended March 31, 2023 increased by 6.1% compared to the same period of 2022. The increase in non-interest expense can be primarily attributed to an increase in our employee compensation and benefits costs as we continue to review and adjust our compensation and benefit programs to recognize performance and retain our workforce. We continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased 6.0% to $133,557,000 at March 31, 2023 from $125,972,000 at December 31, 2022. The provision for credit losses charged to expense increased 479.8% for the three months ended March 31, 2023 to $8,587,000 compared to $1,481,000 for the same period of 2022. The credit loss charged to expense for the three months ended March 31, 2023 has increased from the same period of 2022 in order to provide some protection from potential losses in our loan portfolio given the high level of uncertainty in the economy and a potential economic recession on the horizon. We have increased the severity of some of the qualitative loss factors in certain pools of the portfolio to encompass the economic uncertainty, resulting in an increase in the required ACL. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2022 remained constant in the March 31, 2023 ACL calculation. The allowance for credit losses was 1.77% of total loans at March 31, 2023 and 1.70% of total loans at December 31, 2022.

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

Loans

Total loans increased by 1.4% to $7,531,773,000 at March 31, 2023, from $7,430,603,000 at December 31, 2022.

Deposits

Deposits decreased by 3.0% to $12,280,779,000 at March 31, 2023, compared to $12,660,007,000 at December 31, 2022. Deposits decreased at March 31, 2023 as a result of increased general activities by customers and due to increased competition for deposits by the federal government and due to overly aggressive pricing by competitors. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. Because of our significant levels of liquidity, we actively monitor deposit accounts, and in some cases determine that it is in our best interest to allow some deposits to runoff because the rates being offered by our competition are beyond levels we are willing to pay at this point in time. Those actions are carefully considered by our executive leadership team in order to manage our deposit base and the cost of our deposits. The five separately charted banks within our holding company structure also allows us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On March 31, 2023, we had $15,134,951,000 of consolidated assets, of which approximately $177,591,000, or 1.2%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $159,975,000, or 1.0%, at December 31, 2022. Of the $177,591,000, 79.1% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 9.0% is secured by foreign real estate or other assets; and 11.9% is unsecured.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2023 and 2022 were securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open significant unused lines of credit in order to fund liquidity needs. We also maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be pledged to the FHLB, sold, or sold under agreements to repurchase, to provide immediate liquidity. We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At March 31, 2023, shareholders’ equity was $2,156,408,000 compared to $2,044,759,000 at December 31, 2022. The increase in shareholders’ equity can be primarily attributed to the retention of earnings and a decrease in other comprehensive loss and an increase in treasury stock.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. Management believes, as of March 31, 2023, that we and each of our Subsidiary Banks continue to meet all fully phased-in capital adequacy requirements.

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

We had a CET1 to risk-weighted assets ratio of 20.43% on March 31, 2023 and 20.21% on December 31, 2022. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 15.61% and 14.59%, risk-weighted Tier 1 capital ratio of 21.37% and 21.04% and risk-weighted total capital ratio of 22.60% and 22.22% at March 31, 2023 and December 31, 2022, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2023, the total of $134,642,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2023, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities, and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2023 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2023	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$216,711	$512,366	$3,976,870	$162,663	$4,868,610
Loans, net of non-accruals	6,201,237	290,087	262,184	726,633	7,480,141

Total earning assets	$6,417,948	$802,453	$4,239,054	$889,296	$12,348,751

Cumulative earning assets	$6,417,948	$7,220,401	$11,459,455	$12,348,751

Rate sensitive liabilities

Time deposits	$877,732	$1,129,802	$136,851	$10	$2,144,395
Other interest bearing deposits	4,587,639	—	—	—	4,587,639
Securities sold under repurchase agreements	383,502		—	—	383,502
Other borrowed funds	—	—	—	10,895	10,895
Junior subordinated deferrable interest debentures	134,642	—	—	—	134,642

Total interest bearing liabilities	$5,983,515	$1,129,802	$136,851	$10,905	$7,261,073

Cumulative sensitive liabilities	$5,983,515	$7,113,317	$7,250,168	$7,261,073

Repricing gap	$434,433	$(327,349)	$4,102,203	$878,391	$5,087,678
Cumulative repricing gap	434,433	107,084	4,209,287	5,087,678
Ratio of interest-sensitive assets to liabilities	1.07	0.71	30.98	81.55	1.70
Ratio of cumulative, interest-sensitive assets to liabilities	1.07	1.02	1.58	1.70

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2023, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 14 through 19 of our 2022 Annual Report.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023. In addition to those risk factors, the following factors represent material risks and uncertainties that we believe could affect the Company’s business and investment in the Company’s common stock.

Our financial condition, results of operation and stock price may be negatively impacted by recent negative developments affecting the banking industry, unrelated bank failures, and diminished depositor confidence in depository institutions, and the increased threat of bank-run contagion.

The recent bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank during a less than two-month period from March to May 2023 has eroded customer confidence in the banking system and caused widespread market volatility among publicly traded bank holding companies. The collapse of those banks, the resulting coverage by media organizations, and the rapid spread through social media of negative sentiments concerning the banking industry have caused customers to doubt the safety and soundness of financial institutions, especially regional and community banks like IBC, and created an increasing threat of bank-run contagion. As a result, customers may choose to maintain deposits with larger financial institutions or to invest in higher yielding, short-term fixed-income securities, which could adversely impact our liquidity, loan funding capacity, net interest margin, and results of operations. Although we have amplified our efforts to promote deposit insurance coverage with our customers, to proactively communicate with our customers in order to address any depository fears they may be experiencing as a result of the unrelated bank failures, and to implement policies for effectively managing our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking industry and negative customer or investor responses to such events.

Recent volatility in the banking industry could prompt new legislation, regulations, and policy changes that could cause us to be subjected to additional regulatory oversight and supervision.

Recent negative developments in the banking industry, culminating in the high-profile implosions of Silicon Valley Bank, Signature Bank, and First Republic Bank, have prompted responses by the FDIC, the Federal Reserve, and the U.S. Treasury Secretary to protect the depositors of those failed institutions and to attempt to reinstate diminished public confidence in depository institutions. Congress and federal banking regulators have also intervened by initiating investigations into the root causes of the failures in an attempt to both understand and hold accountable the parties and policies responsible for the rapid banking crisis. Ultimately, congressional and regulatory oversight and supervision, tightening risk-management practices, heightening standards for managing interest rate and liquidity risks, and minimizing financial contagion. While we cannot predict with certainty what interventions and initiatives legislators and regulatory agencies may pursue, any of the changes described above could affect our operations in substantial and unpredictable ways. Such changes could be subject to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 21, 2023, the Board of Directors extended and increased the repurchase program to purchase up to $124 million of common stock during the 12-month period commencing on March 15, 2023. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2023, the Board of Directors adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 1, 2023, a total of 13,615,730 shares had been repurchased under all programs at a cost of $411,099,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended March 31, 2023.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2023	—	$—	—	$101,331,000
February 1 – February 28, 2023	—	—	—	101,331,000
March 1 – March 31, 2023	25,000	41.40	25,000	128,009,000
Total	25,000	$41.40	25,000
(1)	The repurchase program was extended and increased on February 21, 2023 and allows for the purchase of up to an additional $124,000,000 of common stock through March 15, 2024.

Item 6. Exhibits

The following exhibits are filed as a part of this Report:

13 —Annual report to Shareholders on Form ARS for the fiscal year ended December 31, 2022, furnished to the SEC on April 17, 2023

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2023 and 2022; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022; and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and March 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 4, 2023	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 4, 2023	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer