Form 10-Q
period 2023-09-30
INTERNATIONAL BANCSHARES CORP
filed 2023-11-02
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,058,463 shares outstanding at October 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$698,611	$2,087,724
Investment securities:
Held to maturity debt securities (Market value of $3,400 on September 30, 2023 and $3,400 on December 31, 2022)	3,400	3,400
Available for sale debt securities (Amortized cost of $5,388,257 on September 30, 2023 and $5,018,996 on December 31, 2022)	4,691,938	4,417,796
Equity securities with readily determinable fair values	5,158	5,358
Total investment securities	4,700,496	4,426,554
Loans	7,896,899	7,430,603
Less allowance for credit losses	(149,006)	(125,972)
Net loans	7,747,893	7,304,631
Bank premises and equipment, net	434,258	431,612
Accrued interest receivable	57,659	45,787
Other investments	368,690	358,910
Cash surrender value of life insurance policies	303,752	300,589
Goodwill	282,532	282,532
Other assets	314,051	263,137
Total assets	$14,907,942	$15,501,476

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2023	2022
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$5,216,418	$5,846,055
Savings and interest bearing demand	4,357,335	4,745,768
Time	2,342,856	2,068,184
Total deposits	11,916,609	12,660,007
Securities sold under repurchase agreements	504,281	431,191
Other borrowed funds	10,796	10,944
Junior subordinated deferrable interest debentures	108,868	134,642
Other liabilities	173,777	219,933
Total liabilities	12,714,331	13,456,717
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,444,492 shares on September 30, 2023 and 96,420,456 shares on December 31, 2022	96,444	96,420
Surplus	154,946	154,061
Retained earnings	2,922,712	2,695,567
Accumulated other comprehensive loss	(545,212)	(470,497)
	2,628,890	2,475,551
Less cost of shares in treasury, 34,388,679 shares on September 30, 2023 and 34,278,617 on December 31, 2022	(435,279)	(430,792)
Total shareholders’ equity	2,193,611	2,044,759
Total liabilities and shareholders’ equity	$14,907,942	$15,501,476

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$158,534	$104,818	$453,700	$273,936
Investment securities:
Taxable	34,598	20,718	96,582	50,846
Tax-exempt	1,561	625	4,708	1,326
Other interest income	9,482	18,926	35,458	24,995
Total interest income	204,175	145,087	590,448	351,103

Interest expense:
Savings deposits	15,042	3,323	41,514	5,720
Time deposits	15,610	2,530	34,067	7,311
	4,143	665	9,580	1,090
Other borrowings	71	1,926	213	5,721
Junior subordinated deferrable interest debentures	1,981	1,426	6,106	3,097

Total interest expense	36,847	9,870	91,480	22,939

Net interest income	167,328	135,217	498,968	328,164

Credit loss expense	10,476	8,525	27,879	13,741

Net interest income after provision for credit losses	156,852	126,692	471,089	314,423

Non-interest income:
Service charges on deposit accounts	19,311	19,038	54,939	54,543
Other service charges, commissions and fees
Banking	14,314	15,995	42,761	41,446
Non-banking	2,302	2,618	6,837	6,425
Investment securities transactions, net	(3)	—	(3)	—
Other investments income, net	3,598	6,962	3,653	11,063
Other income	5,863	9,989	15,262	27,879

Total non-interest income	$45,385	$54,602	$123,449	$141,356

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-interest expense:
Employee compensation and benefits	$34,773	$34,341	$100,926	$96,505
Occupancy	6,268	7,821	18,598	20,282
Depreciation of bank premises and equipment	5,488	5,425	16,362	16,355
Professional fees	4,123	3,087	11,051	8,347
Deposit insurance assessments	1,744	2,026	7,575	5,062
Net operations, other real estate owned	(1,638)	(253)	(3,278)	(708)
Advertising	1,360	1,476	3,913	4,371
Software and software maintenance	5,081	4,089	14,978	12,638
Other	14,001	17,161	36,638	45,195

Total non-interest expense	71,200	75,173	206,763	208,047

Income before income taxes	131,037	106,121	387,775	247,732

Provision for income taxes	27,773	22,765	82,383	52,912

Net income	$103,264	$83,356	$305,392	$194,820

Basic earnings per common share:

Weighted average number of shares outstanding	62,653,563	62,226,521	62,089,779	62,838,831
Net income per common share	$1.66	$1.34	$4.92	$3.10

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,195,486	62,371,475	62,227,379	62,980,934
Net income per common share	$1.66	$1.34	$4.91	$3.09

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$103,264	$83,356	$305,392	$194,820
Other comprehensive loss, net of tax:

Net change in unrealized holding losses on securities available for sale arising during period (net of tax effects of $(16,721), $(47,326), $(19,862) and $(112,388))	(62,902)	(178,037)	(74,717)	(422,792)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $1, $0, $1 and $0)	2	—	2	—
	(62,900)	(178,037)	(74,715)	(422,792)

Comprehensive income (loss)	$40,364	$(94,681)	$230,677	$(227,972)

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Nine Months ended September 30, 2023 and 2022

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2023	96,432	$96,432	$154,522	$2,858,544	$(482,312)	$(435,195)	$2,191,991
Net income	—	—	—	103,264	—	—	103,264
Dividends:
Payable ($.63 per share)	—	—	—	(39,096)	—	—	(39,096)
Purchase of treasury stock (2,000 shares)	—	—	—	—	—	(84)	(84)
Exercise of stock options	12	12	348	—	—	—	360
Stock compensation expense recognized in earnings	—	—	76	—	—	—	76
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(62,900)	—	(62,900)
Balance at September 30, 2023	96,444	$96,444	$154,946	$2,922,712	$(545,212)	$(435,279)	$2,193,611

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at June 30, 2022	96,368	$96,368		$152,743		$2,544,148		$(276,735)	$(419,293)	$2,097,231
Net income	—	—		—		83,356		—	—	83,356
Dividends:
Payable ($.60 per share)	—	—		—		(37,349)		—	—	(37,349)
Purchase of treasury stock (283,270 shares)	—	—	—	—	—	—	—	—	(11,390)	(11,390)
Exercise of stock options	17	17		328		—		—	—	345
Stock compensation expense recognized in earnings	—	—		118		—		—	—	118
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		(178,037)	—	(178,037)
Balance at September 30, 2022	96,385	$96,385		$153,189		$2,590,155		$(454,772)	$(430,683)	$1,954,274

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2022	96,420	$96,420	$154,061	$2,695,567	$(470,497)	$(430,792)	$2,044,759
Net income	—	—	—	305,392	—	—	305,392
Dividends:
Cash ($1.26 per share)	—	—	—	(78,247)	—	—	(78,247)
Purchase of treasury stock (110,062 shares)	—	—	—	—	—	(4,487)	(4,487)
Exercise of stock options	24	24	630	—	—	—	654
Stock compensation expense recognized in earnings	—	—	255	—	—	—	255
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(74,715)	—	(74,715)
Balance at September 30, 2023	96,444	$96,444	$154,946	$2,922,712	$(545,212)	$(435,279)	$2,193,611

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2021	96,351	$96,351	$152,144	$2,470,710	$(31,980)	$(378,744)	$2,308,481
Net income	—	—	—	194,820	—	—	194,820
Dividends:
Cash ($1.20 per share)	—	—	—	(75,375)	—	—	(75,375)
Purchase of treasury stock (1,297,098 shares)	—	—	—	—	—	(51,939)	(51,939)
Exercise of stock options	34	34	698	—	—	—	732
Stock compensation expense recognized in earnings	—	—	347	—	—	—	347
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(422,792)	—	(422,792)
Balance at September 30, 2022	96,385	$96,385	$153,189	$2,590,155	$(454,772)	$(430,683)	$1,954,274

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:

Net income	$305,392	$194,820

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	27,879	13,741
Specific reserve, other real estate owned	2,510	416
Depreciation of bank premises and equipment	16,362	16,355
Gain on sale of bank premises and equipment	(198)	(3,426)
Gain on sale of other real estate owned	(6,833)	(1,781)
Accretion of investment securities discounts	(1,431)	(1,257)
Amortization of investment securities premiums	5,244	11,617
Investment securities transactions, net	3	—
Unrealized loss on equity securities with readily determinable fair values	200	728
Stock based compensation expense	255	347
Earnings from affiliates and other investments	(367)	(9,960)
Deferred tax expense (benefit)	4,747	(1,838)
Increase in accrued interest receivable	(11,872)	(6,483)
Increase in other assets	(38,158)	(7,325)
Increase in other liabilities	37,927	82,553

Net cash provided by operating activities	341,660	288,507

Investing activities:

Proceeds from maturities of securities	51,167	2,200
Proceeds from sales and calls of available for sale securities	2,045	800
Purchases of available for sale securities	(980,571)	(1,160,632)
Principal collected on mortgage backed securities	474,282	605,706
Net (increase) decrease in loans	(471,695)	153,278
Purchases of other investments	(25,431)	(72,799)
Distributions from other investments	8,773	5,995
Purchases of bank premises and equipment	(19,079)	(12,798)
Proceeds from sales of bank premises and equipment	269	12,523
Proceeds from sales of other real estate owned	7,777	8,427

Net cash used in investing activities	$(952,463)	$(457,300)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2023	2022
Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(629,637)	$162,603
Net (decrease) increase in savings and interest bearing demand deposits	(388,433)	158,665
Net increase (decrease) in time deposits	274,672	(58,630)
Net increase in securities sold under repurchase agreements	73,090	67,471
Net decrease in other borrowed funds	(148)	(145)
Redemption of long-term debt	(25,774)	—
Purchase of treasury stock	(4,487)	(51,939)
Proceeds from stock transactions	654	732
Payments of cash dividends	(78,247)	(75,375)

Net cash (used in) provided by financing activities	(778,310)	203,382

(Decrease) increase in cash and cash equivalents	(1,389,113)	34,589

Cash and cash equivalents at beginning of period	2,087,724	3,209,242

Cash and cash equivalents at end of period	$698,611	$3,243,831

Supplemental cash flow information:
Interest paid	$77,834	$21,604
Income taxes paid	69,799	1,980
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$554	$204
Net transfers from bank premises and equipment to other assets	—	2,476

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2023 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,545,600	$—	$4,545,600	$—
States and political subdivisions	146,338	—	146,338	—
Equity Securities	5,158	5,158	—	—
	$4,697,096	$5,158	$4,691,938	$—

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

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2023 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	September 30,	Assets	Inputs	Inputs	During
	2023	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch-List doubtful loans	$29,763	$—	$—	$29,763	$5,581
Other real estate owned	546	—	—	546	2,510

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

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List – Doubtful and other real estate owned. The fair value of Watch List-Doubtful loans is derived in accordance with FASB ASC 310, “Receivables”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses (“ACL”). The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or internal evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and internal evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of September 30, 2023, we had $29,899,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months, and of which $29,899,000 had an internal evaluation performed within the immediately preceding twelve months. As of December 31, 2022, we had approximately $51,326,000 of doubtful commercial collateral dependent loans, of which $0 had an appraisal performed within the immediately preceding twelve months and of which $51,326,000 had an internal evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three and nine months ended September 30, 2023 and the twelve months ended December 31, 2022, we recorded $0, $0 and $2,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three and nine months ended September 30, 2023 and the twelve months ended December 31, 2022, we recorded $2,213,000, $2,510,000 and $1,627,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at September 30, 2023 and December 31, 2022 are outlined below.

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

For variable rate performing loans, the carrying amount approximates the fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At September 30, 2023 and December 31, 2022, the carrying amount of fixed rate performing loans was $1,166,647,000 and $1,203,381,000, respectively, and the estimated fair value was $1,014,777,000 and $1,100,848,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2023 and December 31, 2022. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At September 30, 2023 and December 31, 2022, the carrying amount of time deposits was $2,342,856,000 and $2,068,184,000, respectively, and the estimated fair value was $2,348,655,000 and $2,076,231,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at September 30, 2023 and December 31, 2022.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2023 and December 31, 2022.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at September 30, 2023 and December 31, 2022 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At September 30, 2023 and December 31, 2022, the carrying amount of the fixed rate long-term FHLB borrowings was $10,796,000 and $10,944,000, respectively, and the estimated fair value was $10,796,000 and $10,944,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type at September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,637,170	$4,373,373
Real estate - mortgage	907,615	865,994
Real estate - construction	2,126,302	1,989,669
Consumer	44,767	41,592
Foreign	181,045	159,975
Total loans	$7,896,899	$7,430,603

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

Within each collectively evaluated pool, the robustness of the lifetime historical loss-rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment. Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss-rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies and non-accruals, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions. Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics, geopolitical events, and large loans. The large loan operational risk factor was added for the second quarter 2023 ACL. Because of the magnitude of large loans, they pose a higher risk of default. Recognizing this risk, and establishing an operational risk factor to capture that risk, is prudent action in the current economic environment. Large loans are usually part of a larger relationship with collateral that is pledged across the relationship. Defaulting on a larger loan may therefore jeopardize an entire collateral relationship. The current economic environment has created challenges for borrowers to service their debt. Increasing cap rates, elevated office vacancies, an upward trend in apartment vacancies and significant increases in interest rates are all contributing to the elevated risk in large loans. Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of future credit loss expense.

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended September 30, 2023
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2023	$27,645	$53,064	$38,688	$4,106	$5,092	$10,442	$286	$1,180	$140,503
Losses charged to allowance	(2,373)	—	—	—	(43)	(118)	(35)	—	(2,569)
Recoveries credited to allowance	518	—	6	—	7	63	2	—	596
Net (losses) recoveries charged to allowance	(1,855)	—	6	—	(36)	(55)	(33)	—	(1,973)

Credit loss expense	8,063	(1,967)	3,190	422	481	206	45	36	10,476

Balance at September 30, 2023	$33,853	$51,097	$41,884	$4,528	$5,537	$10,593	$298	$1,216	$149,006

	Three Months Ended September 30, 2022
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2022	$25,577	$36,713	$35,270	$2,856	$4,137	$6,894	$270	$855	$112,572

Losses charged to allowance	(2,568)	—	—	—	(3)	—	(55)	—	(2,626)
Recoveries credited to allowance	562	100	7	—	13	27	15	—	724
Net (losses) recoveries charged to allowance	(2,006)	100	7	—	10	27	(40)	—	(1,902)

Credit loss expense	1,273	5,255	(303)	237	540	1,351	62	110	8,525

Balance at September 30, 2022	$24,844	$42,068	$34,974	$3,093	$4,687	$8,272	$292	$965	$119,195

	Nine Months Ended September 30, 2023
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2022	$26,728	$44,684	$36,474	$3,794	$4,759	$8,284	$281	$968	$125,972

Losses charged to allowance	(7,136)	—	—	—	(43)	(283)	(122)	—	(7,584)
Recoveries credited to allowance	1,699	837	17	—	15	155	16	—	2,739
Net (losses) recoveries charged to allowance	(5,437)	837	17	—	(28)	(128)	(106)	—	(4,845)

Credit loss expense	12,562	5,576	5,393	734	806	2,437	123	248	27,879

Balance at September 30, 2023	$33,853	$51,097	$41,884	$4,528	$5,537	$10,593	$298	$1,216	$149,006

	Nine Months Ended September 30, 2022
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2021	$23,178	$35,390	$35,654	$3,291	$4,073	$7,754	$272	$762	$110,374

Losses charged to allowance	(6,681)	(2)	—	—	(159)	(28)	(177)	—	(7,047)
Recoveries credited to allowance	1,672	103	21	—	211	89	31	—	2,127
Net (losses) recoveries charged to allowance	(5,009)	101	21	—	52	61	(146)	—	(4,920)

Credit loss expense	6,675	6,577	(701)	(198)	562	457	166	203	13,741

Balance at September 30, 2022	$24,844	$42,068	$34,974	$3,093	$4,687	$8,272	$292	$965	$119,195

The credit loss charged to expense for the three and nine months ended September 30, 2023 has increased from the same periods of 2022 in order to provide some protection from potential losses in our loan portfolio given the high level of uncertainty in the economy and a potential economic recession on the horizon. We have increased the severity of some of the qualitative loss factors in certain pools of the portfolio to encompass the economic uncertainty, resulting in an increase in the required ACL. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2022 remained constant in the September 30, 2023 ACL calculation.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$31,269	$7,581	$1,525,558	$26,272
Commercial real estate: other construction & land development	10,087	70	2,116,215	51,027
Commercial real estate: farmland & commercial	298	—	2,746,375	41,884
Commercial real estate: multifamily	100	—	333,570	4,528
Residential: first lien	105	—	456,292	5,537
Residential: junior lien	318	—	450,900	10,593
Consumer	—	—	44,767	298
Foreign	—	—	181,045	1,216

Total	$42,177	$7,651	$7,854,722	$141,355

	December 31, 2022
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$30,747	$2,375	$1,468,006	$24,353
Commercial real estate: other construction & land development	20,483	70	1,969,186	44,614
Commercial real estate: farmland & commercial	94	—	2,568,025	36,474
Commercial real estate: multifamily	117	—	306,384	3,794
Residential: first lien	77	—	425,647	4,759
Residential: junior lien	312	—	439,958	8,284
Consumer	—	—	41,592	281
Foreign	—	—	159,975	968

Total	$51,830	$2,445	$7,378,773	$123,527

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(Dollars in Thousands)
Domestic
Commercial	$31,269	$30,747
Commercial real estate: other construction & land development	10,087	20,483
Commercial real estate: farmland & commercial	298	94
Commercial real estate: multifamily	100	117
Residential: first lien	243	207
Total non-accrual loans	$41,997	$51,648

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

For the nine months ended September 30, 2023, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at September 30, 2023 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2023 and December 31, 2022:

	September 30, 2023
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,529	$354	$31,284	$89	$34,167	$1,522,660	$1,556,827
Commercial real estate: other construction & land development	9,292	200	10,001	—	19,493	2,106,809	2,126,302
Commercial real estate: farmland & commercial	1,329	138	—	—	1,467	2,745,206	2,746,673
Commercial real estate: multifamily	435	—	—	—	435	333,235	333,670
Residential: first lien	2,764	1,211	2,323	2,160	6,298	450,099	456,397
Residential: junior lien	1,330	648	1,805	1,805	3,783	447,435	451,218
Consumer	354	59	80	80	493	44,274	44,767
Foreign	729	12	546	546	1,287	179,758	181,045
Total past due loans	$18,762	$2,622	$46,039	$4,680	$67,423	$7,829,476	$7,896,899

	December 31, 2022
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$1,732	$258	$1,014	$59	$3,004	$1,495,750	$1,498,754
Commercial real estate: other construction & land development	1,130	—	—	—	1,130	1,988,539	1,989,669
Commercial real estate: farmland & commercial	1,744	117	—	—	1,861	2,566,257	2,568,118
Commercial real estate: multifamily	—	—	—	—	—	306,501	306,501
Residential: first lien	2,023	1,068	4,189	4,061	7,280	418,444	425,724
Residential: junior lien	925	771	1,717	1,717	3,413	436,857	440,270
Consumer	281	14	7	7	302	41,290	41,592
Foreign	717	23	288	288	1,028	158,947	159,975
Total past due loans	$8,552	$2,251	$7,215	$6,132	$18,018	$7,412,585	$7,430,603

The increase in Commercial loans past due 90 days or greater at September 30, 2023 can be primarily attributed to a loan secured by equipment and other assets used in the oil and gas industry as well as oil and gas production that is on non-accrual. The increase in Commercial Real Estate: Other Construction & Land Development loans past due 90 days or greater can be primarily attributed to a loan secured by commercial property that is on non-accrual.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at September 30, 2023 and December 31, 2022 is presented below:

	2023	2022	2021	2020	2019	Prior	Total

	(Dollars in Thousands)
Balance at September 30, 2023
Domestic
Commercial
Pass	$639,440	$365,072	$374,408	$55,848	$22,620	$66,219	$1,523,607
Special Review	344	—	177	—	—	—	521
Watch List - Substandard	1,145	180	95	—	10	—	1,430
Watch List - Doubtful	—	31,180	89	—	—	—	31,269
Total Commercial	$640,929	$396,432	$374,769	$55,848	$22,630	$66,219	$1,556,827
Commercial
Current-period gross writeoffs	$4,747	$2,112	$10	$264	$1	$2	$7,136
Commercial real estate: other construction & land development
Pass	$787,509	$703,627	$360,600	$158,043	$71,766	$3,526	$2,085,071
Special Review	—	—	9,230	—	207	—	9,437
Watch List - Substandard	18,835	2,872	—	—	—	—	21,707
Watch List - Doubtful	86	10,001	—	—	—	—	10,087
Total Commercial real estate: other construction & land development	$806,430	$716,500	$369,830	$158,043	$71,973	$3,526	$2,126,302
Commercial real estate: other construction & land development
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: farmland & commercial
Pass	$703,208	$666,498	$435,773	$311,648	$187,792	$284,923	$2,589,842
Special Review	694	—	8,670	—	—	—	9,364
Watch List - Pass	21,297	87	235	—	—	—	21,619
Watch List - Substandard	120,796	2,220	—	2,447	87	—	125,550
Watch List - Doubtful	211	87	—	—	—	—	298
Total Commercial real estate: farmland & commercial	$846,206	$668,892	$444,678	$314,095	$187,879	$284,923	$2,746,673
Commercial real estate: farmland & commercial
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: multifamily
Pass	$115,982	$94,366	$42,244	$32,487	$11,223	$37,268	$333,570
Watch List - Doubtful	—	100	—	—	—	—	100
Total Commercial real estate: multifamily	$115,982	$94,466	$42,244	$32,487	$11,223	$37,268	$333,670
Commercial real estate: multifamily
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Residential: first lien
Pass	$147,037	$86,132	$70,085	$41,074	$29,566	$82,063	$455,957
Watch List - Substandard	—	—	335	—	—	—	335
Watch List - Doubtful	—	105	—	—	—	—	105
Total Residential: first lien	$147,037	$86,237	$70,420	$41,074	$29,566	$82,063	$456,397
Residential: first lien
Current-period gross writeoffs	$—	$—	$—	$—	$—	$43	$43
Residential: junior lien
Pass	$63,987	$80,318	$99,826	$78,783	$35,860	$92,126	$450,900
Watch List- Doubtful	318	—	—	—	—	—	318
Total Residential: junior lien	$64,305	$80,318	$99,826	$78,783	$35,860	$92,126	$451,218
Residential: junior lien
Current-period gross writeoffs	$—	$—	$—	$—	$—	$283	$283
Consumer
Pass	$31,491	$9,939	$1,471	$280	$183	$1,403	$44,767
Total Consumer	$31,491	$9,939	$1,471	$280	$183	$1,403	$44,767
Consumer
Current-period gross writeoffs	$22	$92	$7	$—	$—	$1	$122
Foreign
Pass	$105,172	$54,073	$13,085	$2,109	$2,860	$3,746	$181,045
Total Foreign	$105,172	$54,073	$13,085	$2,109	$2,860	$3,746	$181,045
Foreign
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Total Loans	$2,757,552	$2,106,857	$1,416,323	$682,719	$362,174	$571,274	$7,896,899

	2022	2021	2020	2019	2018	Prior	Total

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

The increase in Watch-List Substandard Commercial Real Estate:  Construction and Land Development loans  at September 30, 2023 compared to December 31, 2022 can be primarily attributed to a loan secured by land for residential development purposes that was downgraded from Pass.  The decrease in Watch-List Doubtful Commercial Real Estate:  Construction and Land Development loans at September 30, 2023 compared to December 31, 2022 can be attributed to a paydown on a loan in this category.  The increase in Commercial Real Estate:  Farmland and Commercial loans at September 30, 2023 compared to December 31, 2022 can be attributed to a loan secured by a retail shopping center that was downgraded from Pass.

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

A summary of option activity under the stock option plan for the nine months ended September 30, 2023 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2022	461,822	$29.67
Plus: Options granted	—	—
Less:
Options exercised	(24,036)	27.21
Options expired	—	—
Options forfeited	(5,563)	37.44
Options outstanding at September 30, 2023	432,223	29.71	3.34	$5,892

Options fully vested and exercisable at September 30, 2023	278,112	$26.80	1.94	$4,600

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2023 was $76,000 and $255,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2022 was $118,000 and $347,000, respectively. As of September 30, 2023, there was approximately $507,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.5 years.

On April 18, 2022, the Board of Directors adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the plan, however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of September 30, 2023, a total of 502,250 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the nine months ended September 30, 2023 is as follows:

Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
(in Thousands)
Stock appreciation rights outstanding at December 31, 2022	489,250	$39.35
Plus: Stock appreciation rights granted
Less:
Stock appreciation rights exercised	—	—
Stock appreciation rights expired	—	—
Stock appreciation rights forfeited	(16,000)	39.33
Stock appreciation rights outstanding at September 30, 2023	473,250	39.35	8.75	$1,890

Stock appreciation rights fully vested and exercisable at September 30, 2023	—	$—

The fair value of the liability for payments due to stock appreciation rights holders at September 30, 2023 is approximately $976,000, as calculated using a Black-Sholes Merton model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $219,000 and $649,000 for the three and nine months ended September 30, 2023, respectively. As of September 30,

2023, there was approximately $5,861,000 in unrecognized liability related to non-vested SARs granted under the plan that will be recognized over a weighted average period of 9.5 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at September 30, 2023 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at September 30, 2023 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,227,139	$—	$(681,539)	$4,545,600	$4,545,600
Obligations of states and political subdivisions	161,118	—	(14,780)	146,338	146,338
Total investment securities	$5,388,257	$—	$(696,319)	$4,691,938	$4,691,938
(1)	Included in the carrying value of residential mortgage-backed securities are $890,723 of mortgage-backed securities issued by Ginnie Mae and $3,654,877 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2022 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
U.S. Treasury securities	$49,752	$—	$(359)	$49,393	$49,393
Residential mortgage-backed securities	4,805,735	3,145	(599,668)	4,209,212	4,209,212
Obligations of states and political subdivisions	163,509	927	(5,245)	159,191	159,191
Total investment securities	$5,018,996	$4,072	$(605,272)	$4,417,796	$4,417,796
(1)	Included in the carrying value of residential mortgage-backed securities are $681,121 of mortgage-backed securities issued by Ginnie Mae and $3,528,091 of mortgage-backed securities issued by Fannie Mae and Freddie.

The amortized cost and estimated fair value of investment securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$2,075	$2,075	$—	$—
Due after one year through five years	1,325	1,325	—	—
Due after five years through ten years	—	—	440	431
Due after ten years	—	—	160,678	145,907
Residential mortgage-backed securities	—	—	5,227,139	4,545,600
Total investment securities	$3,400	$3,400	$5,388,257	$4,691,938

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,797,588,000 and $1,501,836,000, respectively, at September 30, 2023.

Proceeds from the sale and calls of debt securities available-for-sale were $1,595,000 and $2,045,000 for the three and nine months ended September 30, 2023, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and $0 and gross losses of $3 and $3 were realized on the sales and calls for the three and nine months ended September 30, 2023. Proceeds from the sale and call of debt securities available-for-sale were $800,000 and $800,000 for the three and nine months ended September 30, 2022, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and nine months ended September 30, 2022, respectively.

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At September 30, 2023 and December 31, 2022, the balance in equity securities with readily determinable fair values recorded at fair value were $5,158,000 and $5,358,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022:

Three Months Ended
September 30, 2023
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(142)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$(142)

Three Months Ended
September 30, 2022
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(230)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(230)

Nine Months Ended
September 30, 2023
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(200)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(200)

Nine Months Ended
September 30, 2022
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(728)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(728)

Other investments include equity and merchant banking investments held by our subsidiary banks and non-banking entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying projects. We are a limited partner in the partnerships, and not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $225,276,000 and $214,549,000 at September 30, 2023 and at December 31, 2022, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $36,903,000 at September 30, 2023 and $41,191,000 at December 31, 2022 and are included in other liabilities on the consolidated financial statements.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At September 30, 2023, other borrowed funds totaled $10,796,000 compared to $10,944,000 at December 31, 2022.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of September 30, 2023, we had four statutory business trusts under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The four statutory business trusts we formed (the “Trusts”) each issued capital and common securities (“Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of September 30, 2023 and December 31, 2022, the principal amount of Debentures outstanding totaled $108,868,000 and $134,642,000, respectively. On April 7, 2023, after receiving the regulatory approvals, we redeemed the full $25,000,000 of Junior Subordinated Deferrable Interest Debentures related to IB Capital Trust VIII.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2023 and December 31, 2022, the total $108,868,000 and $134,642,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2023:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	7.15%	LIBOR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	7.28%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	7.15%	LIBOR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	7.12%	SOFR	+	1.45	September 2037	September 2012
	$108,868

(1)    On July 1, 2023, the interest rate index on the Capital and Common Securities transitioned to the Three-Month CME Term Secured Overnight Financing Rate (“SOFR”) with a 26 basis point spread adjustment

(2)	The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $.63 per share on February 28 and August 25, 2023, respectively, to record holders of our common stock on February 15 and August 11, 2023, respectively. We paid cash dividends of $.60 per share on February 28 and August 29, 2022, respectively, to record holders of our common stock on February 15 and August 16, 2022, respectively.

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 21, 2023, the Board of Directors extended and increased the repurchase program to purchase up to $124 million of common stock during the 12-month period commencing on March 15, 2023. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2023, the Board of Directors adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of October 30, 2023, a total of 13,694,792 shares had been repurchased under all programs at a cost of $414,306,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the Federal Deposit Insurance Corporation (“FDIC”) and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. We believe that as of September 30, 2023, we continue to meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2023, our capital levels continue to exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 20.97% on September 30, 2023 and 20.21% on December 31, 2022. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.75% and 14.59%, risk-weighted Tier 1 capital ratio of 21.65% and 21.04% and risk-weighted total capital ratio of 22.89% and 22.22% at September 30, 2023 and December 31, 2022, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2023, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2023, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2022, which are included in our 2022 Annual Report. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023, among others, the following:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and our customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, the Federal Reserve Bank or other sources in the future which could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, changes in federal regulations on the payment of interest on demand deposits.
●	Changes in our ability to retain or access deposits due to changes in public confidence in the banking system and the potential threat of bank-run contagion fueled by, among other factors, economic instability, inflationary pressures, the public’s increased exposure to social media and the rapid speed at which communication and coordination via social media can occur.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, integration and implementation of the United States-Mexico-Canada Agreement and the possible imposition of tariffs on imported goods.
●	Political instability in the United States or Mexico.
●	General instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions.
●	The reduction of deposits from nonresident alien individuals due to the Internal Revenue Service rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.
●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our allowance for credit loss as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Technological changes, system failures or breaches of our network security, as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters or other adverse external events such as pandemics or endemics.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries or actions, the results of regulatory examinations or reviews, and the process of obtaining required regulatory approvals.
●	The effect of any supervisory and enforcement efforts by the CFPB related to its UDAAP authority concerning fees charged by financial institutions and Regulation E, which prohibits financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.
●	Monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under Dodd-Frank.
●	Our failure or circumvention of our internal controls and risk management, policies and procedures.

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 168 facilities and 258 ATMs, and provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive-based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive-based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2023	December 31, 2022	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$14,907,942	$15,501,476	(3.8)%
Net loans	7,747,893	7,304,631	6.1
Deposits	11,916,609	12,660,007	(5.9)
Securities sold under repurchase agreements	504,281	431,191	17.0
Other borrowed funds	10,796	10,944	(1.4)
Junior subordinated deferrable interest debentures	108,868	134,642	(19.1)
Shareholders’ equity	2,193,611	2,044,759	7.3

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Interest income	$204,175	$145,087	40.7%	$590,448	$351,103	68.2%
Interest expense	36,847	9,870	273.3	91,480	22,939	298.8
Net interest income	167,328	135,217	23.7	498,968	328,164	52.0
Provision for probable loan losses	10,476	8,525	22.9	27,879	13,741	102.9
Non-interest income	45,385	54,602	(16.9)	123,449	141,356	(12.7)
Non-interest expense	71,200	75,173	(5.3)	206,763	208,047	(0.6)
Net income	103,264	83,356	23.9%	305,392	194,820	56.8%

Per common share:
Basic	$1.66	$1.34	23.9%	$4.92	$3.10	58.7%
Diluted	1.66	1.34	23.9	4.91	3.09	58.9

Net Income

Net income for the three and nine months ended September 30, 2023 increased by 23.9% and 56.8%, respectively, compared to the same periods of 2022. Net income for the three and nine months ended September 30, 2023 was positively impacted by an increase in net interest income and is primarily attributable to an increase in the size of our investment portfolio, the interest earned on funds held at the Federal Reserve Bank, and an increase in loan interest income, of which the latter two have increased consistently with Federal Reserve Board actions to raise interest rates in 2022 and 2023. Net income for the three and nine months ended September 30, 2023 has also been impacted by increases in interest expense, primarily driven by an increase in interest paid on deposits. We closely monitor rates paid on deposits to remain competitive in the current economic environment and retain deposits. The increase in those revenue streams coupled with the cost control initiatives to streamline operations and increase efficiency in recent years have been the primary drivers in achieving these results.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Interest Income:
Loans, including fees	$158,534	$104,818	51.2%	$453,700	$273,936	65.6%
Investment securities:
Taxable	34,598	20,718	67.0	96,582	50,846	90.0
Tax-exempt	1,561	625	149.8	4,708	1,326	255.1
Other interest income	9,482	18,926	(49.9)	35,458	24,995	41.9

Total interest income	204,175	145,087	40.7	590,448	351,103	68.2

Interest expense:
Savings deposits	15,042	3,323	352.7	41,514	5,720	625.8
Time deposits	15,610	2,530	517.0	34,067	7,311	366.0
Securities sold under Repurchase agreements	4,143	665	523.0	9,580	1,090	778.9
Other borrowings	71	1,926	(96.3)	213	5,721	(96.3)
Junior subordinated interest deferrable debentures	1,981	1,426	38.9	6,106	3,097	97.2

Total interest expense	36,847	9,870	273.3	91,480	22,939	298.8

Net interest income	$167,328	$135,217	23.7%	$498,968	$328,164	52.0%

The increase in net interest income for the three and nine months ended September 30, 2023 can be attributed to an increase in the size of our investment portfolio, the interest earned on funds held at the Federal Reserve Bank, and an increase in loan interest income, of which the latter two have increased consistently with Federal Reserve actions to raise interest rates in 2022 and 2023. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 45 for the September 30, 2023 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)

Service charges on deposit accounts	$19,311	$19,038	1.4%	$54,939	$54,543	0.7%
Other service charges, commissions and fees
Banking	14,314	15,995	(10.5)	42,761	41,446	3.2
Non-banking	2,302	2,618	(12.1)	6,837	6,425	6.4
Investment securities transactions, net	(3)	—	—	(3)	—	-
Other investments, net	3,598	6,962	(48.3)	3,653	11,063	(67.0)
Other income	5,863	9,989	(41.3)	15,262	27,879	(45.3)
Total non-interest income	$45,385	$54,602	(16.9)%	$123,449	$141,356	(12.7)%

Total non-interest income for the three and nine months ended September 30, 2023 decreased by 16.9% and 12.7%, respectively, compared to the same periods of 2022. Non-interest income for the three and nine months ended September 30, 2023 was negatively impacted due to a loss recorded on a merchant banking investment. Non-interest income for the three and nine months ended September 30, 2022 was positively impacted by gains on the sale of some properties from our branch network as we continue to monitor and evaluate our retail branch footprint and align the footprint with customer activity.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)

Employee compensation and benefits	$34,773	$34,341	1.3%	$100,926	$96,505	4.6%
Occupancy	6,268	7,821	(19.9)	18,598	20,282	(8.3)
Depreciation of bank premises and equipment	5,488	5,425	1.2	16,362	16,355	0.0
Professional fees	4,123	3,087	33.6	11,051	8,347	32.4
Deposit insurance assessments	1,744	2,026	(13.9)	7,575	5,062	49.6
Net operations, other real estate owned	(1,638)	(253)	547.4	(3,278)	(708)	363.0
Advertising	1,360	1,476	(7.9)	3,913	4,371	(10.5)
Software and software maintenance	5,081	4,089	24.3	14,978	12,638	18.5
Other	14,001	17,161	(18.4)	36,638	45,195	(18.9)

Total non-interest expense	$71,200	$75,173	(5.3)%	$206,763	$208,047	(0.6)%

Non-interest expense for the three and nine months ended September 30, 2023 decreased by 5.3% and 0.6%, respectively compared to the same periods of 2022. We continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The allowance for credit losses increased 18.3% to $149,006,000 at September 30, 2023 from $125,972,000 at December 31, 2022. The provision for credit losses charged to expense increased 22.9% and 102.9%, respectively, for the three and nine months ended September 30, 2023 to $10,476,000 and $27,879,000, respectively, compared to $8,525,000 and $13,741,000 for the same periods of 2022. The credit loss charged to expense for the three and nine months ended September 30, 2023 has increased from the same periods of 2022 in order to provide some protection from potential losses in our loan portfolio given the high level of uncertainty in the economy and a potential economic recession on the horizon. We have increased the severity of some of the qualitative loss factors in certain pools of the portfolio to encompass the economic uncertainty, resulting in an increase in the required ACL. The pool specific qualitative loss factors management deemed appropriate for the ACL calculation at December 31, 2022 remained constant in the September 30, 2023 ACL calculation. The allowance for credit losses was 1.89% of total loans at September 30, 2023 and 1.70% of total loans at December 31, 2022.

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

Loans

Total loans increased by 6.3% to $7,896,899,000 at September 30, 2023, from $7,430,603,000 at December 31, 2022.

Deposits

Deposits decreased by 5.9% to $11,916,609,000 at September 30, 2023, compared to $12,660,007,000 at December 31, 2022. Deposits decreased at September 30, 2023 as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. Because of our significant levels of liquidity, we actively monitor deposit accounts, and in some cases determine that it is in our best interest to allow some deposits to runoff because the rates being offered by our competition are beyond levels we are willing to pay at this point in time. Those actions are carefully considered by our executive leadership team in order to manage our deposit base and the cost of our deposits. The five separately charted banks within our holding company structure also allows us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On September 30, 2023, we had $14,907,942,000 of consolidated assets, of which approximately $181,045,000, or 1.2%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $159,975,000, or 1.0%, at December 31, 2022. Of the $181,045,000, 80.1% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 10.4% is secured by foreign real estate or other assets; and 9.5% is unsecured.

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

Within each collectively evaluated pool, the robustness of the lifetime historical loss-rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment. Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss-rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies and non-accruals, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions. Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics and geopolitical events. The large loan operational risk factor was added for the second quarter 2023 ACL. Because of the magnitude of large loans, they pose a higher risk of default. Recognizing this risk, and establishing an operational risk factor to capture that risk, is prudent action in the current economic environment. Large loans are usually part of a larger relationship with collateral that is pledged across the relationship. Defaulting on a larger loan may therefore jeopardize an entire collateral relationship. The current economic environment has created challenges for borrowers to service their debt. Increasing cap rates, elevated office vacancies, an upward trend in apartment vacancies and significant increases in interest rates are all contributing to the elevated risk in large loans. Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of future credit loss expense.

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

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At September 30, 2023, shareholders’ equity was $2,193,611,000 compared to $2,044,759,000 at December 31, 2022. The increase in shareholders’ equity can be primarily attributed to the retention of earnings.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the BASEL III capital reforms and various Dodd-Frank Act related capital provisions. Consistent with the Basel international framework, the rules include a minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer began phasing-in on January 1, 2016 at .625% and increased each year until January 1, 2019, when we were required to have a 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. The rules were subject to a four-year phase in period for mandatory compliance and we were required to begin to phase in the rules beginning on January 1, 2015. Management believes, as of September 30, 2023, that we and each of our Subsidiary Banks continue to meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2023, our capital levels continue to exceed all capital adequacy requirements under the Basel III Capital Rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 20.97% on September 30, 2023 and 20.21% on December 31, 2022. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 16.75% and 14.59%, risk-weighted Tier 1 capital ratio of 21.65% and 21.04% and risk-weighted total capital ratio of 22.89% and 22.22% at September 30, 2023 and December 31, 2022, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2023, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2023, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2023 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2023	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$219,699	$553,872	$3,780,587	$146,338	$4,700,496
Loans, net of non-accruals	6,529,731	216,664	353,574	754,933	7,854,902

Total earning assets	$6,749,430	$770,536	$4,134,161	$901,271	$12,555,398

Cumulative earning assets	$6,749,430	$7,519,966	$11,654,127	$12,555,398

Rate sensitive liabilities

Time deposits	$973,379	$1,233,843	$135,627	$7	$2,342,856
Other interest bearing deposits	4,357,335	—	—	—	4,357,335
Securities sold under repurchase agreements	504,281		—	—	504,281
Other borrowed funds	—	—	—	10,796	10,796
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$5,943,863	$1,233,843	$135,627	$10,803	$7,324,136

Cumulative sensitive liabilities	$5,943,863	$7,177,706	$7,313,333	$7,324,136

Repricing gap	$805,567	$(463,307)	$3,998,534	$890,468	$5,231,262
Cumulative repricing gap	805,567	342,260	4,340,794	5,231,262
Ratio of interest-sensitive assets to liabilities	1.14	0.62	30.48	83.43	1.71
Ratio of cumulative, interest-sensitive assets to liabilities	1.14	1.05	1.59	1.71

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and nine months ended September 30, 2023, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 14 through 19 of our 2022 Annual Report.

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

Recent negative developments in the banking industry, culminating in the high-profile failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, have prompted responses by the FDIC, the Federal Reserve, and the U.S. Treasury Secretary to protect the depositors of those failed institutions and to attempt to reinstate diminished public confidence in depository institutions. Congress and federal banking regulators have also intervened by initiating investigations into the root causes of the failures in an attempt to both understand and hold accountable the parties and policies responsible for the rapid banking crisis. Ultimately, congressional and regulatory oversight and supervision may result in the imposition of new legislation, regulations and policy changes aimed at tightening risk-management practices, heightening standards for managing interest rate and liquidity risks, and minimizing financial contagion. While we cannot predict with certainty what interventions and initiatives legislators and regulatory agencies may pursue, any of the changes described above could affect our operations in substantial and unpredictable ways. Such changes could be subject to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board of Directors re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 21, 2023, the Board of Directors extended and increased the repurchase program to purchase up to $124 million of common stock during the 12-month period commencing on March 15, 2023. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2023, the Board of Directors adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of October 30, 2023, a total of 13,694,792 shares had been repurchased under all programs at a cost of $414,306,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board of Directors. The following table includes information about common stock share repurchases for the quarter ended September 30, 2023.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2023	—	$—	—	$124,642,000
August 1 – August 31, 2023	—	—	—	124,642,000
September 1 – September 30, 2023	2,000	42.05	2,000	124,558,000
Total	2,000	$40.53	2,000
(1)	The repurchase program was extended and increased on February 21, 2023 and allows for the purchase of up to an additional $124,000,000 of common stock through March 15, 2024.

Item 5. Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2023 and 2022; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 2, 2023	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 2, 2023	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer