Form 10-Q
period 2024-03-31
INTERNATIONAL BANCSHARES CORP
filed 2024-05-02
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,176,953 shares outstanding at April 29, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$908,953	$651,058
Investment securities:
Held to maturity debt securities (Market value of $4,400 on March 31, 2024 and $3,400 on December 31, 2023)	4,400	3,400
Available for sale debt securities (Amortized cost of $5,306,234 on March 31, 2024 and $5,330,814 on December 31, 2023)	4,769,630	4,822,341
Equity securities with readily determinable fair values	5,360	5,417
Total investment securities	4,779,390	4,831,158
Loans	8,112,481	8,058,961
Less allowance for credit losses	(142,798)	(157,069)
Net loans	7,969,683	7,901,892
Bank premises and equipment, net	438,006	437,094
Accrued interest receivable	66,338	65,302
Other investments	351,372	343,452
Cash surrender value of life insurance policies	301,209	303,486
Goodwill	282,532	282,532
Other assets	263,437	250,215
Total assets	$15,360,920	$15,066,189

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2024	2023
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,984,520	$5,030,845
Savings and interest bearing demand	4,512,846	4,368,532
Time	2,518,040	2,425,177
Total deposits	12,015,406	11,824,554
Securities sold under repurchase agreements	584,968	530,416
Other borrowed funds	10,695	10,745
Junior subordinated deferrable interest debentures	108,868	108,868
Other liabilities	157,093	143,832
Total liabilities	12,877,030	12,618,415
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,570,475 shares on March 31, 2024 and 96,466,900 shares on December 31, 2023	96,570	96,467
Surplus	157,775	155,511
Retained earnings	3,085,388	3,029,088
Accumulated other comprehensive loss	(419,945)	(397,889)
	2,919,788	2,883,177
Less cost of shares in treasury, 34,400,468 shares on March 31, 2024 and 34,391,184 on December 31, 2023	(435,898)	(435,403)
Total shareholders’ equity	2,483,890	2,447,774
Total liabilities and shareholders’ equity	$15,360,920	$15,066,189

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans, including fees	$168,328	$142,270
Investment securities:
Taxable	36,263	29,809
Tax-exempt	1,546	1,578
Other interest income	5,952	14,492
Total interest income	212,089	188,149

Interest expense:
Savings deposits	19,916	11,694
Time deposits	21,276	6,829
Securities sold under repurchase agreements	5,240	2,142
Other borrowings	70	71
Junior subordinated deferrable interest debentures	1,979	2,228

Total interest expense	48,481	22,964

Net interest income	163,608	165,185

Credit loss expense	12,978	8,587

Net interest income after provision for credit losses	150,630	156,598

Non-interest income:
Service charges on deposit accounts	18,267	17,553
Other service charges, commissions and fees
Banking	14,475	14,055
Non-banking	2,274	1,954
Other investments income, net	1,623	2,955
Other income	5,603	3,845

Total non-interest income	$42,242	$40,362

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Non-interest expense:
Employee compensation and benefits	$35,867	$32,859
Occupancy	5,677	6,326
Depreciation of bank premises and equipment	5,629	5,466
Professional fees	3,691	3,590
Deposit insurance assessments	1,699	4,138
Net operations, other real estate owned	30	(1,745)
Advertising	1,820	1,264
Software and software maintenance	5,312	4,969
Other	9,918	11,162

Total non-interest expense	69,643	68,029

Income before income taxes	123,229	128,931

Provision for income taxes	25,898	27,288

Net income	$97,331	$101,643

Basic earnings per common share:

Weighted average number of shares outstanding	62,150,378	62,142,264
Net income per common share	$1.57	$1.64

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,267,293	62,282,328
Net income per common share	$1.56	$1.63

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income	$97,331	$101,643
Other comprehensive income (loss), net of tax:

Net change in unrealized holding losses on securities available for sale arising during period (net of tax effects of $(5,863) and $13,293)	(22,056)	50,006
	(22,056)	50,006

Comprehensive income	$75,275	$151,649

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2024 and 2023

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2023	96,467	$96,467	$155,511	$3,029,088	$(397,889)	$(435,403)	$2,447,774
Net income	—	—	—	97,331	—	—	97,331
Dividends:
Payable ($.66 per share)	—	—	—	(41,031)	—	—	(41,031)
Purchase of treasury stock (9,284 shares)	—	—	—	—	—	(495)	(495)
Exercise of stock options	103	103	2,190	—	—	—	2,293
Stock compensation expense recognized in earnings	—	—	74	—	—	—	74
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(22,056)	—	(22,056)
Balance at March 31, 2024	96,570	$96,570	$157,775	$3,085,388	$(419,945)	$(435,898)	$2,483,890

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at December 31, 2022	96,420	$96,420		$154,061		$2,695,567		$(470,497)	$(430,792)	$2,044,759
Net income	—	—		—		101,643		—	—	101,643
Dividends:
Payable ($.63 per share)	—	—		—		(39,151)		—	—	(39,151)
Purchase of treasury stock (25,000 shares)	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Exercise of stock options	4	4		81		—		—	—	85
Stock compensation expense recognized in earnings	—	—		102		—		—	—	102
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		50,006	—	50,006
Balance at March 31, 2023	96,424	$96,424		$154,244		$2,758,059		$(420,491)	$(431,828)	$2,156,408

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:

Net income	$97,331	$101,643

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss	12,978	8,587
Specific reserve, other real estate owned	—	250
Depreciation of bank premises and equipment	5,629	5,466
Gain on sale of bank premises and equipment	(2)	—
Gain on sale of other real estate owned	(258)	(2,372)
Accretion of investment securities discounts	(455)	(589)
Amortization of investment securities premiums	1,427	1,817
Unrealized loss (gain) on equity securities with readily determinable fair values	57	(34)
Stock based compensation expense	74	102
Earnings from affiliates and other investments	(955)	(802)
Deferred tax expense (benefit)	6,278	(1,841)
Increase in accrued interest receivable	(1,036)	(3,233)
(Increase) decrease in other assets	(9,587)	1,277
Increase in other liabilities	23,914	32,419

Net cash provided by operating activities	135,395	142,690

Investing activities:

Proceeds from maturities of securities	1,075	1,200
Proceeds from sales and calls of available for sale securities	1,720	450
Purchases of available for sale securities	(135,249)	(595,184)
Principal collected on mortgage backed securities	155,062	134,171
Net increase in loans	(80,879)	(102,525)
Purchases of other investments	(21,246)	(9,935)
Distributions from other investments	1,800	5,124
Purchases of bank premises and equipment	(6,541)	(4,290)
Proceeds from sales of bank premises and equipment	2	—
Proceeds from sales of other real estate owned	635	2,691

Net cash used in investing activities	$(83,621)	$(568,298)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2024	2023
Financing activities:

Net decrease in non-interest bearing demand deposits	$(46,325)	$(297,310)
Net increase (decrease) in savings and interest bearing demand deposits	144,314	(158,129)
Net increase in time deposits	92,863	76,211
Net increase (decrease) in securities sold under repurchase agreements	54,552	(47,689)
Net decrease in other borrowed funds	(50)	(49)
Purchase of treasury stock	(495)	(1,036)
Proceeds from stock transactions	2,293	85
Payments of cash dividends	(41,031)	(39,151)

Net cash provided by (used in) financing activities	206,121	(467,068)

Increase (decrease) in cash and cash equivalents	257,895	(892,676)

Cash and cash equivalents at beginning of period	651,058	2,087,724

Cash and cash equivalents at end of period	$908,953	$1,195,048

Supplemental cash flow information:
Interest paid	$48,181	$19,731
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$110	$353

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As used in this report, the words “Company,” “we,” “us” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly owned subsidiary banks, and other subsidiaries. The information that follows may contain forward-looking statements, which are qualified as indicated under “Special Cautionary Notice Regarding Forward-Looking Information” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report. Our website address is www.ibc.com.

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our five wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our five wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, IBC Capital Corporation, and Diamond Beach Holdings, LLC. Our consolidated financial statements are unaudited but include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report to Shareholders on Form ARS for the fiscal year ended December 31, 2023, furnished to the U.S. Securities and Exchange Commission (“SEC”) on April 22, 2024 (our “2023 Annual Report”). Our consolidated statement of condition at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Note 2 — Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2024 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,612,306	$—	$4,612,306	$—
States and political subdivisions	157,324	—	157,324	—
Equity Securities	5,360	5,360	—	—
	$4,774,990	$5,360	$4,769,630	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2023 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,660,099	$—	$4,660,099	$—
States and political subdivisions	162,242	—	162,242	—
Equity Securities	5,417	5,417	—	—
	$4,827,758	$5,417	$4,822,341	$—

Available-for-sale securities are classified within Level 1 or 2 of the valuation hierarchy. Equity securities with readily determinable fair values are classified within Level 1. For debt investments classified as Level 2 in the fair value hierarchy, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2024 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	March 31,	Assets	Inputs	Inputs	During
	2024	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$9,137	$—	$—	$9,137	$(6,471)

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2023 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2023	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$46,124	$—	$—	$46,124	$10,221
Other real estate owned	307	—	—	307	2,538

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List—Doubtful and other real estate owned. The fair value of Watch List-Doubtful loans is derived in accordance with FASB ASC Subtopic 326-10, “Financial Instruments – Credit Losses”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses (“ACL”). The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or internal evaluation process. The basis for our appraisal and appraisal review process is based on regulatory guidelines and strives to comply with all regulatory appraisal laws, regulations, and the Uniform Standards of Professional Appraisal Practice. All appraisals and internal evaluations are “as is” (the property’s highest and best use) valuations based on the current conditions of the property/project at that point in time. The determination of the fair value of the collateral is based on the net realizable value, which is the appraised value less any closing costs, when applicable. As of March 31, 2024, we had $45,866,000 of doubtful commercial collateral dependent loans, of which $9,137,000 had an appraisal performed within the immediately preceding twelve months, and of which $276,000 had an internal evaluation performed within the immediately preceding twelve months. As of December 31, 2023, we had approximately $46,491,000 of doubtful commercial collateral dependent loans, of which $1,272,000 had an appraisal performed within the immediately preceding twelve months and of which $35,061,000 had an internal evaluation performed within the immediately preceding twelve months.

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

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three months ended March 31, 2024 and the twelve months ended December 31, 2023, we recorded $0 and $0, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three months ended March 31, 2024 and the twelve months ended December 31, 2023, we recorded $0 and $2,538,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2024 and December 31, 2023 are outlined below.

Cash and Cash Equivalents

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Time Deposits with Banks

The carrying amounts of time deposits with banks approximate fair value.

Investment Securities Held-to-Maturity

The carrying amounts of investments held-to-maturity approximate fair value.

Investment Securities

For investment securities, which include U.S. Treasury securities, obligations of other U.S. government agencies, obligations of states and political subdivisions and mortgage pass-through and related securities, fair values are established by an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. See disclosures of fair value of investment securities in Note 6.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, real estate or consumer loans, as outlined by regulatory reporting guidelines. Each category is segmented into fixed and variable interest rate terms and by performing and non-performing categories.

For variable rate performing loans, the carrying amount approximates fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At March 31, 2024 and December 31, 2023, the carrying amount of fixed rate performing loans was $1,205,774,000 and $1,199,347,000, respectively, and the estimated fair value was $1,077,046,000 and $1,073,892,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2024 and December 31, 2023. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At March 31, 2024 and December 31, 2023, the carrying amount of time deposits was $2,518,040,000 and $2,425,177,000, respectively, and the estimated fair value was $2,519,505,000 and $2,428,681,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at March 31, 2024 and December 31, 2023.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2024 and December 31, 2023.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at March 31, 2024 and December 31, 2023 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At March 31, 2024 and December 31, 2023, the carrying amount of the fixed rate long-term FHLB borrowings was $10,695,000 and $10,745,000, respectively, and the estimated fair value was $10,695,000 and $10,745,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type, at March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,715,769	$4,802,622
Real estate - mortgage	954,469	938,901
Real estate - construction	2,219,432	2,091,622
Consumer	46,358	45,121
Foreign	176,453	180,695
Total loans	$8,112,481	$8,058,961

Note 4 — Allowance for Credit Losses

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

Commercial and industrial loans. This category includes loans extended to a diverse array of businesses for working capital or equipment purchases. These loans are mostly secured by the collateral pledged by a borrower that is directly related to the business activities of the borrower’s company such as equipment, accounts receivable and inventory. The borrower’s abilities to generate revenues from equipment purchases, collect accounts receivable, and turn inventory into sales are risk factors in the repayment of the loan. A small portion of this loan category is related to loans secured by oil and gas production and loans secured by aircraft.

Construction and land development loans. This category includes loans for the development of unimproved land to lot development for both residential and commercial use and vertical construction across residential and commercial real estate classes. These loans carry the risk of repayment when projects incur cost overruns, have an increase in the price of construction materials, encounter zoning, entitlement or environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. Risks specifically related to 1-4 family development loans also include mortgage rate risk and the practice by the mortgage industry of imposing more restrictive underwriting standards, which inhibits the buyer from obtaining long term financing, creating excessive housing and lot inventory in the market.

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant.

1-4 family mortgages. This category includes both first and second lien mortgages for the purposes of home purchases or refinancing existing mortgage loans. A small portion of this loan category is related to home equity lines of credits, lots purchases, and home construction. Loan repayments may be affected by unemployment or underemployment and deteriorating market values of real estate.

Consumer loans. This category includes deposit secured, vehicle secured, and unsecured loans, including overdrafts, made to individuals. Repayment is primarily affected by unemployment or underemployment.

The loan pools are further broken down using a risk-based segmentation based on internal classifications for commercial loans and past due status for consumer mortgage loans. Non-mortgage consumer loans are evaluated as one segment. On a weekly basis, commercial loan past due reports are reviewed by our credit quality committee to determine if a loan has any potential problems and should be placed on our internal Watch List report. Additionally, our credit department reviews the majority of our loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review. The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation. Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process. After the above analysis is completed, we determine if a loan should be placed on our internal Watch List report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

Our internal Watch List report is segregated into the following categories: (i) Pass, (ii) Economic Monitoring, (iii) Special Review, (iv) Watch List—Pass, (v) Watch List—Substandard, and (vi) Watch List—Doubtful. Loans placed in the Economic Review or Special Review categories reflect our opinion that the loans have potential weaknesses that require monitoring on a more frequent basis. Credits in those categories are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Pass category and lower rated credits reflect our opinion that the credits contain weaknesses that represent a greater degree of risk, which warrants “extra attention.” Credits placed in those categories are reviewed and discussed on a regular basis, with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Substandard category are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. Those credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions that we believe may jeopardize repayment of principal and interest. Furthermore, there is a possibility that we may sustain some future loss if such weaknesses are not corrected. Loans placed in the Watch List—Doubtful category have shown defined weaknesses and reflect our belief that it is likely, based on current information and events, that we will be unable to collect all principal and/or interest amounts contractually due. Loans placed in the Watch List—Doubtful category are placed on non-accrual when they are moved to that category.

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass credits are aggregated, and the credits in the Watch List—Substandard category remain in their own segment. For loans classified as Watch List—Doubtful, management evaluates these loans in accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses,” and, if deemed necessary, a specific reserve is allocated to the loan. The analysis of the amount of the specific reserve to be allocated is based on a variety of factors, including the borrower’s ability to pay, the economic conditions impacting the borrower’s industry and any collateral deficiency. If it is a collateral dependent loan, the net realizable fair value of collateral will be evaluated for any deficiencies. Substantially all of our loans evaluated as Watch List—Doubtful are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan if such loan is not collateral dependent.

Within each collectively evaluated pool, the robustness of the lifetime historical loss rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment. Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies and non-accruals, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions. Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics, geopolitical events, and large loans. The large loan operational risk factor was added to our ACL calculation beginning in the second quarter of 2023. Because of the magnitude of large loans, they pose a higher risk of default. Recognizing this risk, and establishing an operational risk factor to capture that risk, is prudent action in the current economic environment. Large loans are usually part of a larger relationship with collateral that is pledged across the relationship. Defaulting on a larger loan may therefore jeopardize an entire relationship. The current economic environment has created challenges for borrowers to service their debt. Increasing capitalization rates, elevated office vacancies, an upward trend in apartment vacancies and significant increases in interest rates are all contributing to the elevated risk in large loans. Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of our future credit loss expense.

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended March 31, 2024
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2023	$35,550	$55,291	$42,703	$5,088	$5,812	$11,024	$318	$1,283	$157,069

Losses charged to allowance	(27,741)	—	—	—	(45)	—	(38)	—	(27,824)
Recoveries credited to allowance	555	—	4	—	2	9	5	—	575
Net (losses) recoveries charged to allowance	(27,186)	—	4	—	(43)	9	(33)	—	(27,249)

Credit loss expense	18,312	(194)	(3,305)	(1,320)	(12)	(385)	28	(146)	12,978

Balance at March 31, 2024	$26,676	$55,097	$39,402	$3,768	$5,757	$10,648	$313	$1,137	$142,798

	Three Months Ended March 31, 2023
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2022	$26,728	$44,684	$36,474	$3,794	$4,759	$8,284	$281	$968	$125,972

Losses charged to allowance	(1,971)	—	—	—	—	(1)	(61)	—	(2,033)
Recoveries credited to allowance	625	311	5	—	7	77	6	—	1,031
Net (losses) recoveries charged to allowance	(1,346)	311	5	—	7	76	(55)	—	(1,002)

Credit loss expense	2,406	5,938	77	190	(207)	(3)	65	121	8,587

Balance at March 31, 2023	$27,788	$50,933	$36,556	$3,984	$4,559	$8,357	$291	$1,089	$133,557

The increase in losses charged to the ACL at March 31, 2024 in the Commercial category can be attributed to a charge-down on one loan secured primarily by equipment and pipeline infrastructure used in the oil and gas industry. The credit has been classified as Watch List—Doubtful since the end of 2022 at which time, and going forward, we have evaluated our loss exposure and adjusted reserves accordingly. We also continued to attempt to work with our customer during that period; however, those negotiations came to a halt late in the third quarter of 2023 when the customer declared bankruptcy. In March 2024, the bankruptcy court awarded the winning bid at foreclosure for the assets collateralizing the loan to a principal owner of the business. The bid was not for the full carrying value of the loan and resulted in a charge-down of approximately $25.6 million. The charge-down also impacted our provision for credit loss expense resulting in an increase of approximately $4.4 million, before taxes, when compared to the same period of 2023. We expect to recover a portion of the charge-down by pursuing repayment from the guarantor of the credit through a binding arbitration process. We reduced the severity of some of the qualitative loss factors in certain pools of the portfolio for the March 31, 2024 ACL to encompass a slight improvement in economic uncertainty, resulting in a decrease in the required ACL.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$5,445	$400	$1,575,762	$26,276
Commercial real estate: other construction & land development	15,366	5,420	2,204,066	49,677
Commercial real estate: farmland & commercial	211	—	2,810,745	39,402
Commercial real estate: multifamily	25,151	—	298,455	3,768
Residential: first lien	59	—	486,729	5,757
Residential: junior lien	—	—	467,681	10,648
Consumer	—	—	46,358	313
Foreign	—	—	176,453	1,137

Total	$46,232	$5,820	$8,066,249	$136,978

	December 31, 2023
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$30,872	$7,971	$1,597,358	$27,579
Commercial real estate: other construction & land development	15,701	4,320	2,075,921	50,971
Commercial real estate: farmland & commercial	299	—	2,793,254	42,703
Commercial real estate: multifamily	96	—	380,743	5,088
Residential: first lien	93	—	477,940	5,812
Residential: junior lien	—	—	460,868	11,024
Consumer	—	—	45,121	318
Foreign	—	—	180,695	1,283

Total	$47,061	$12,291	$8,011,900	$144,778

The decrease at March 31, 2024 in Commercial loans individually evaluated for impairment can be attributed to the charge-down discussed above. The increase for the same period in Commercial real estate: multifamily loans individually evaluated for impairment can be attributed to one relationship secured by apartments that was downgraded to Watch List—Doubtful in the first quarter of 2024.

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(Dollars in Thousands)
Domestic
Commercial	$5,445	$30,872
Commercial real estate: other construction & land development	15,366	15,701
Commercial real estate: farmland & commercial	211	299
Commercial real estate: multifamily	25,151	96
Residential: first lien	149	202
Total non-accrual loans	$46,322	$47,170

We adopted the provisions of FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on January 1, 2023. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in existing guidance and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-22 did not have a significant impact on our consolidated financial statements.

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under ASU 2022-02 to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions. For the three months ended March 31, 2024, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty.

The Subsidiary Banks charge-off that portion of any loan that management considers to represent a loss or that is classified as a “loss” by bank examiners. Management generally considers commercial and industrial or real estate loans to represent a loss, in whole or part, when an exposure beyond any collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry. Generally, unsecured consumer loans are charged-off when 90 days past due.

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at March 31, 2024 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2024 and December 31, 2023:

	March 31, 2024
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$3,234	$334	$4,613	$462	$8,181	$1,573,026	$1,581,207
Commercial real estate: other construction & land development	1,317	9,230	10,249	—	20,796	2,198,636	2,219,432
Commercial real estate: farmland & commercial	1,260	1,401	59	59	2,720	2,808,236	2,810,956
Commercial real estate: multifamily	25,064	—	—	—	25,064	298,542	323,606
Residential: first lien	3,470	1,253	2,386	2,296	7,109	479,679	486,788
Residential: junior lien	1,868	475	1,685	1,685	4,028	463,653	467,681
Consumer	304	24	14	14	342	46,016	46,358
Foreign	530	523	252	252	1,305	175,148	176,453
Total past due loans	$37,047	$13,240	$19,258	$4,768	$69,545	$8,042,936	$8,112,481

	December 31, 2023
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,387	$1,583	$30,238	$539	$34,208	$1,594,022	$1,628,230
Commercial real estate: other construction & land development	3,460	—	10,245	—	13,705	2,077,917	2,091,622
Commercial real estate: farmland & commercial	1,424	371	93	4	1,888	2,791,665	2,793,553
Commercial real estate: multifamily	369	330	—	—	699	380,140	380,839
Residential: first lien	1,812	1,439	2,545	2,437	5,796	472,236	478,032
Residential: junior lien	1,273	613	1,701	1,701	3,587	457,282	460,869
Consumer	263	11	27	27	301	44,820	45,121
Foreign	1,884	848	889	889	3,621	177,074	180,695
Total past due loans	$12,872	$5,195	$45,738	$5,597	$63,805	$7,995,156	$8,058,961

The increase in Commercial real estate: multifamily loans past due 30 – 59 days at March 31, 2024 can be primarily attributed to a loan secured by apartments that was placed on non-accrual. The decrease in Commercial loans past due 90 days or greater at March 31, 2024 can be primarily attributed to a loan secured by equipment and pipeline infrastructure used in the oil and gas industry as well as oil and gas production that was charged-down in the first quarter, as previously discussed.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at March 31, 2024 and December 31, 2023 is presented below:

	2024	2023	2022	2021	2020	Prior	Total

	(Dollars in Thousands)
Balance at March 31, 2024
Domestic
Commercial
Pass	$158,276	$684,653	$216,434	$351,778	$43,711	$99,017	$1,553,869
Special Review	—	7,078	1,604	151	—	—	8,833
Watch List - Pass	—	11,864	—	—	—	—	11,864
Watch List - Substandard	186	985	—	24	—	1	1,196
Watch List - Doubtful	—	303	5,142	—	—	—	5,445
Total Commercial	$158,462	$704,883	$223,180	$351,953	$43,711	$99,018	$1,581,207
Commercial
Current-period gross writeoffs	$—	$2,114	$25,606	$19	$—	$2	$27,741
Commercial real estate: other construction & land development
Pass	$257,510	$922,226	$587,224	$300,974	$95,175	$14,867	$2,177,976
Watch List - Substandard	—	26,090	—	—	—	—	26,090
Watch List - Doubtful	—	2,347	13,019	—	—	—	15,366
Total Commercial real estate: other construction & land development	$257,510	$950,663	$600,243	$300,974	$95,175	$14,867	$2,219,432
Commercial real estate: farmland & commercial
Pass	$94,211	$858,865	$615,060	$414,257	$262,875	$410,995	$2,656,263
Special Review	520	173	—	—	—	—	693
Watch List - Pass	16,679	—	—	3,548	—	1	20,228
Watch List - Substandard	—	129,002	2,182	—	2,296	81	133,561
Watch List - Doubtful	—	211	—	—	—	—	211
Total Commercial real estate: farmland & commercial	$111,410	$988,251	$617,242	$417,805	$265,171	$411,077	$2,810,956
Commercial real estate: multifamily
Pass	$69,744	$68,132	$93,583	$22,696	$9,675	$34,625	$298,455
Watch List - Doubtful	—	25,064	87	—	—	—	25,151
Total Commercial real estate: multifamily	$69,744	$93,196	$93,670	$22,696	$9,675	$34,625	$323,606
Residential: first lien
Pass	$93,678	$116,839	$87,788	$62,974	$32,588	$92,443	$486,310
Watch List - Substandard	—	—	—	324	—	95	419
Watch List - Doubtful	—	—	59	—	—	—	59
Total Residential: first lien	$93,678	$116,839	$87,847	$63,298	$32,588	$92,538	$486,788
Residential: first lien
Current-period gross writeoffs	$—	$—	$—	$—	$—	$45	$45
Residential: junior lien
Pass	$21,463	$87,649	$73,219	$93,893	$74,000	$117,457	$467,681
Total Residential: junior lien	$21,463	$87,649	$73,219	$93,893	$74,000	$117,457	$467,681
Consumer
Pass	$12,653	$27,389	$3,646	$737	$131	$1,802	$46,358
Total Consumer	$12,653	$27,389	$3,646	$737	$131	$1,802	$46,358
Consumer
Current-period gross writeoffs	$—	$29	$9	$—	$—	$—	$38
Foreign
Pass	$34,788	$86,621	$36,585	$11,060	$1,792	$5,607	$176,453
Total Foreign	$34,788	$86,621	$36,585	$11,060	$1,792	$5,607	$176,453
Total Loans	$759,708	$3,055,491	$1,735,632	$1,262,416	$522,243	$776,991	$8,112,481

		2023	2022		2021		2020		2019		Prior	Total

	(Dollars in Thousands)
Balance at December 31, 2023
Domestic
Commercial
Pass		$791,233		$272,919		$364,271		$50,602		$21,468	$74,119	$1,574,612
Special Review		7,613		1,800		164		—		—	—	9,577
Watch List - Pass		11,865		—		—		—		—	—	11,865
Watch List - Substandard		1,180		92		28		—		—	4	1,304
Watch List - Doubtful		27		30,810		35		—		—	—	30,872
Total Commercial		$811,918		$305,621		$364,498		$50,602		$21,468	$74,123	$1,628,230
Commercial
Current-period gross writeoffs		$7,053		$2,187		$155		$264		$2	$3	$9,664
Commercial real estate: other construction & land development
Pass		$938,739		$674,037		$324,238		$96,400		$14,058	$3,219	$2,050,691
Watch List - Substandard		25,230		—		—		—		—	—	25,230
Watch List - Doubtful		2,726		12,975		—		—		—	—	15,701
Total Commercial real estate: other construction & land development		$966,695		$687,012		$324,238		$96,400		$14,058	$3,219	$2,091,622
Commercial real estate: farmland & commercial
Pass		$888,878		$628,653		$415,458		$267,705		$184,164	$248,626	$2,633,484
Special Review		5,205		—		3,357		—		—	—	8,562
Watch List - Pass		16,654		87		233		—		—	—	16,974
Watch List - Substandard		129,644		2,201		—		2,304		84	1	134,234
Watch List - Doubtful		211		88		—		—		—	—	299
Total Commercial real estate: farmland & commercial		$1,040,592		$631,029		$419,048		$270,009		$184,248	$248,627	$2,793,553
Commercial real estate: multifamily
Pass		$123,523		$94,551		$42,081		$73,652		$10,743	$36,193	$380,743
Watch List - Doubtful		—		96		—		—		—	—	96
Total Commercial real estate: multifamily		$123,523		$94,647		$42,081		$73,652		$10,743	$36,193	$380,839
Residential: first lien
Pass		$180,127		$83,568		$68,082		$39,935		$27,499	$78,306	$477,517
Watch List - Substandard		—		—		327		—		—	95	422
Watch List - Doubtful		—		93		—		—		—	—	93
Total Residential: first lien		$180,127		$83,661		$68,409		$39,935		$27,499	$78,401	$478,032
Residential: first lien
Current-period gross writeoffs		$—		$—		$—		$—		$—	$43	$43
Residential: junior lien
Pass		$88,628		$76,845		$96,411		$76,490		$34,870	$87,625	$460,869
Total Residential: junior lien		$88,628		$76,845		$96,411		$76,490		$34,870	$87,625	$460,869
Residential: junior lien
Current-period gross writeoffs	$		$		$		$		$		$298	$298
Consumer
Pass		$36,639		$5,366		$1,043		$237		$157	$1,679	$45,121
Total Consumer		$36,639		$5,366		$1,043		$237		$157	$1,679	$45,121
Consumer
Current-period gross writeoffs		$54		$115		$9		$—		$1	$—	$179
Foreign
Pass		$116,104		$43,842		$12,317		$2,016		$2,797	$3,619	$180,695
Total Foreign		$116,104		$43,842		$12,317		$2,016		$2,797	$3,619	$180,695
Total Loans		$3,364,226		$1,928,023		$1,328,045		$609,341		$295,840	$533,486	$8,058,961

The decrease in Watch List—Doubtful Commercial loans at March 31, 2024 can be primarily attributed to the charge-down previously discussed.  The increase in Watch List—Doubtful Commercial Real Estate:  Multifamily loans  at March 31, 2024 compared to December 31, 2023 can be primarily attributed to a loan secured by apartments that was downgraded from Pass.

Note 5 — Stock Options

On April 5, 2012, our Board of Directors (the “Board”) adopted the 2012 International Bancshares Corporation Stock Option Plan (the “2012 Plan”). There were 800,000 shares of common stock available for stock option grants under the 2012 Plan, which were qualified incentive stock options (“ISOs”) or non-qualified stock options. Options granted may be exercisable for a period of up to 10 years from the date of grant, excluding ISOs granted to 10% shareholders, which may be exercisable for a period of up to only five years. On April 4, 2022 the 2012 plan expired and was not renewed.

A summary of option activity under the 2012 Plan for the three months ended March 31, 2024 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2023	383,865	$30.65
Plus: Options granted	—	—
Less:
Options exercised	(103,575)	22.14
Options expired	—	—
Options forfeited	(20,937)	23.27
Options outstanding at March 31, 2024	259,353	34.64	4.56	$5,577

Options fully vested and exercisable at March 31, 2024	118,195	$33.56	3.57	$2,669

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2024 and March 31, 2023 was $74,000 and $102,000, respectively. As of March 31, 2024, there was approximately $357,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.5 years.

On April 18, 2022, the Board adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the SAR Plan, however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of March 31, 2024, a total of 455,250 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the three months ended March 31, 2024 is as follows:

Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
(in Thousands)
SARs outstanding at December 31, 2023	465,250	$39.35
Plus: SARs granted
Less:
SARs exercised	—	—
SARs expired	—	—
SARs forfeited	(10,000)	39.33
SARs outstanding at March 31, 2024	455,250	39.35	8.25	7,643

SARs fully vested and exercisable at March 31, 2024	—	$—

The fair value of the liability for payments due to SAR holders at March 31, 2024 and December 31, 2023 is approximately $2,544,000 and $1,464,000, respectively, as calculated using a Black-Sholes Merton pricing model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $1,080,000 and $166,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, there was approximately $7,572,000 in unrecognized liability related to non-vested SARs granted under the SAR Plan that will be recognized over a weighted average period of 8.3 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at March 31, 2024 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2024 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,147,065	$3,720	$(538,479)	$4,612,306	$4,612,306
Obligations of states and political subdivisions	159,169	717	(2,562)	157,324	157,324
Total investment securities	$5,306,234	$4,437	$(541,041)	$4,769,630	$4,769,630
(1)	Included in the carrying value of residential mortgage-backed securities are $945,465 of mortgage-backed securities issued by Ginnie Mae and $3,666,841 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2023 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,169,813	$9,541	$(519,255)	4,660,099	4,660,099
Obligations of states and political subdivisions	161,001	1,602	(361)	162,242	162,242
Total investment securities	$5,330,814	$11,143	$(519,616)	$4,822,341	$4,822,341
(1)	Included in the carrying value of residential mortgage-backed securities are $959,421 of mortgage-backed securities issued by Ginnie Mae and $3,700,678 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of investment securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$2,200	$2,200	$—	$—
Due after one year through five years	2,200	2,200	—	—
Due after five years through ten years	—	—	1,455	1,444
Due after ten years	—	—	157,714	155,880
Residential mortgage-backed securities	—	—	5,147,065	4,612,306
Total investment securities	$4,400	$4,400	$5,306,234	$4,769,630

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,821,695,000 and $1,573,944,000, respectively, at March 31, 2024.

Proceeds from the sales and calls of available-for-sale debt securities were $1,720,000 for the three months ended March 31, 2024, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2024. Proceeds from the sales and calls of available-for-sale debt securities were $450,000 for the three months ended March 31, 2023, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2023.

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At March 31, 2024 and December 31, 2023, the balance in equity securities with readily determinable fair values recorded at fair value were $5,360,000 and $5,417,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024 and the three months ended March 31, 2023:

Three Months Ended
March 31, 2024
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(57)

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(57)

Three Months Ended
March 31, 2023
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$34
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$34

Other investments include equity and merchant banking investments held by our Subsidiary Banks and non-banking subsidiary entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying LIHTC projects. We are a limited partner in the partnerships and are not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $201,716,000 and $200,245,000 at March 31, 2024 and December 31, 2023, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $23,590,000 at March 31, 2024 and $34,126,000 at December 31, 2023 and are included in other liabilities on the consolidated financial statements. Tax credits and other tax benefits, as well as amortization expense associated with investments in qualified low-income housing partnerships are accounted for using the proportional amortization method of accounting. There was no non-income tax related activity associated with these investments recorded for the three months ended March 31, 2024 and March 31, 2023, respectively. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2024 or March 31, 2023, respectively.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At March 31, 2024, other borrowed funds totaled $10,695,000 compared to $10,745,000 at December 31, 2023.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of March 31, 2024, we had four statutory business trusts under the laws of the State of Delaware (the “Trusts”), for the purpose of issuing trust preferred securities. The four Trusts each issued capital and common securities (“Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of March 31, 2024 and December 31, 2023, the principal amount of Debentures outstanding totaled $108,868,000, respectively.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective Indentures) and are pari passu with one another. The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts. We have fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities. We have the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to 20 consecutive quarterly periods on each of the Trusts. If interest payments on any Debenture is deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred. The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At March 31, 2024 and December 31, 2023, the total $108,868,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2024:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	7.21%	SOFR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	7.22%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	7.21%	SOFR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	7.05%	SOFR	+	1.45	September 2037	September 2012
	$108,868

(1)    On July 1, 2023, the interest rate index on the Capital and Common Securities transitioned from U.S.-dollar London Interbank Offered Rate (“LIBOR”) to the Three-Month CME Term Secured Overnight Financing Rate (“SOFR”) with a 26-basis point spread adjustment

(2)	The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date (as defined in the respective Indenture).

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.66 per share on February 28, 2024 and $0.63 per share on February 28, 2023, respectively, to record holders of our common stock on February 15, 2024 and February 15, 2023, respectively.

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 20, 2024, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2024. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2024, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of April 29, 2024, a total of 13,706,581 shares had been repurchased under all programs at a cost of $414,926,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

Note 10 — Commitments and Contingent Liabilities

We are involved in various legal proceedings that are in various stages of litigation. We have determined, based on discussions with our counsel, that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters.

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

In July 2013, the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) established a new, comprehensive capital framework for U.S. banking organizations known as “Basel III,” consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which require bank holding companies and their subsidiary banks to maintain substantially more capital, with greater emphasis on common equity. The Basel III final capital framework requires a minimum ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (meaning, four-quarter trailing income, net of distributions and tax effects not reflected in net income). The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodologies for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of March 31, 2024, we continue to meet all fully phased-in capital adequacy requirements.

In November 2017, the Office of the Comptroller of the Currency, the FRB and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to the FASB’s Current Expected Credit Loss (“CECL”) methodology (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital. Pursuant to the rules issued by the federal bank regulatory agencies in February 2019 and March 2020, banking organizations were given options to phase in the adoption of CECL over a three-year transition period through December 31, 2022 or over a five-year transition period through December 31, 2024. Rather than electing to make one of the phase-in options, we immediately recognized the capital impact upon adopting CECL accounting standards on January 1, 2020, which resulted in an increase in our ACL and a one-time cumulative-effect adjustment to retained earnings upon adjustment.

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.” The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aims to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies (after notice and comment).

As of March 31, 2024, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”) was enacted, which, among other things, includes a simplified capital rule change that effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio” from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision. Some of the Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank-holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small BHC Policy Statement”), which eases limitations on the issuance of debt by holding companies. In August 2018, the FRB issued an interim final rule expanding the applicability of its Small BHC Policy Statement. While holding companies that meet the conditions of the Small BHC Policy Statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to Basel III’s risk-based capital rules (e.g., the required assignment of a 150% risk weight to certain exposures), certain commercial real estate loans that were formally classified as high volatility commercial real estate (“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction loans will generally be subject to heightened risk weights, certain exceptions will apply. In September 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

We had a CET1 to risk-weighted assets ratio of 22.00% on March 31, 2024 and 21.72% on December 31, 2023. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 17.85% and 17.46%, risk-weighted Tier 1 capital ratio of 22.65% and 22.39%, and risk-weighted total capital ratio of 23.90% and 23.65% at March 31, 2024 and December 31, 2023, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2024, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2024, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

As used in this report, the words “Company,” “we,” “us” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly owned subsidiary banks, and other subsidiaries. The information that follows may contain forward-looking statements, which are qualified as indicated under “Special Cautionary Notice Regarding Forward-Looking Information” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report. Our website address is www.ibc.com.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, which are included in our 2023 Annual Report. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024, and among others, the following:

●	Local, regional, national and international economic business conditions and the impact they may have on us, our customers, and our customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, the Federal Reserve Bank or other sources in the future which could adversely impact our growth strategy, prospects and performance.
●	Changes in consumer spending, borrowing and saving habits.
●	Changes in interest rates and market prices, including, changes in federal regulations on the payment of interest on demand deposits.
●	Changes in our ability to retain or access deposits due to changes in public confidence in the banking system and the potential threat of bank-run contagion fueled by, among other factors, economic instability, inflationary pressures, the public’s increased exposure to social media and the rapid speed at which communication and coordination via social media can occur.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax and regulatory treatment of trust preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental and immigration laws and regulations and the risk of litigation that may follow.

●	Changes in U.S.—Mexico trade, including, reductions in border crossings and commerce, integration and implementation of the United States-Mexico-Canada Agreement and the possible imposition of tariffs on imported goods.
●	Political instability in the United States or Mexico.
●	General instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions.
●	The reduction of deposits from nonresident alien individuals due to the Internal Revenue Service rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact and other uncertainties of potential future acquisitions as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.
●	Changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements.
●	Additions to our ACL as a result of changes in local, national or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Technological changes or system failures or breaches of our network security, as well as other cybersecurity risks that could subject us to increased operating costs, litigation and other liabilities.
●	Acts of war or terrorism.
●	Natural disasters or other adverse external events such as pandemics or endemics.
●	Reduced earnings resulting from the write down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board (“PCAOB”), the FASB and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries or actions, the results of regulatory examinations or reviews, and the process of obtaining required regulatory approvals.
●	The effect of any supervisory and enforcement efforts by the CFPB related to its authority to prevent unfair, deceptive, or abusive acts or practices authority concerning fees charged by financial institutions and Regulation E, which prohibits financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, as well as the effect of any other regulatory or legal developments that limit overdraft services.
●	Monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the FRB.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to their inability to rely on credit ratings under the Dodd-Frank Act.
●	The failure or circumvention of our internal controls and risk management, policies and procedures.

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 166 facilities and 256 ATMs, and we provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive-based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive-based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2024	December 31, 2023	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$15,360,920	$15,066,189	2.0%
Net loans	7,969,683	7,901,892	0.9
Deposits	12,015,406	11,824,554	1.6
Securities sold under repurchase agreements	584,968	530,416	10.3
Other borrowed funds	10,695	10,745	(0.5)
Junior subordinated deferrable interest debentures	108,868	108,868	—
Shareholders’ equity	2,483,890	2,447,774	1.5

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)
Interest income	$212,089	$188,149	12.7%
Interest expense	48,481	22,964	111.1
Net interest income	163,608	165,185	(1.0)
Provision for probable loan losses	12,978	8,587	51.1
Non-interest income	42,242	40,362	4.7
Non-interest expense	69,643	68,029	2.4
Net income	97,331	101,643	(4.2)%

Per common share:
Basic	$1.57	$1.64	(4.3)%
Diluted	1.56	1.63	(4.3)

Net Income

Net income for the three months ended March 31, 2024 decreased by 4.2% compared to the same period of 2023. Net income for the first quarter of 2024 continues to be positively impacted by an increase in interest income earned on our investment and loan portfolios. The increase in interest is being driven by both an increase in the size of our investment and loan portfolios and as a result of the FRB actions to raise interest rates in 2022 and 2023. Net interest income has been impacted by an increase in interest expense, primarily driven by increases in rates paid on deposits throughout the latter part of 2023. We continue to closely monitor and adjust rates paid on deposits to remain competitive in the current economic environment and retain deposits. Net income for the period was negatively impacted by an increase in our provision for credit losses, which was primarily impacted by a charge-down of an impaired credit after the results of a bankruptcy related foreclosure.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)
Interest Income:
Loans, including fees	$168,328	$142,270	18.3%
Investment securities:
Taxable	36,263	29,809	21.7
Tax-exempt	1,546	1,578	(2.0)
Other interest income	5,952	14,492	(58.9)

Total interest income	212,089	188,149	12.7

Interest expense:
Savings deposits	19,916	11,694	70.3
Time deposits	21,276	6,829	211.6
Securities sold under Repurchase agreements	5,240	2,142	144.6
Other borrowings	70	71	(1.4)
Junior subordinated interest deferrable debentures	1,979	2,228	(11.2)

Total interest expense	48,481	22,964	111.1

Net interest income	$163,608	$165,185	(1.0)%

The change in net interest income for the three months ended March 31, 2024 can be attributed to an increase in interest income earned on our investment and loan portfolios. The increase in interest is being driven by both an increase in the size of our investment and loan portfolios and as a result of the Federal Reserve Board actions to raise interest rates in 2022 and 2023. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 42 for the March 31, 2024 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)

Service charges on deposit accounts	$18,267	$17,553	4.1%
Other service charges, commissions and fees
Banking	14,475	14,055	3.0
Non-banking	2,274	1,954	16.4
Other investments, net	1,623	2,955	(45.1)
Other income	5,603	3,845	45.7
Total non-interest income	$42,242	$40,362	4.7%

Total non-interest income for the three months ended March 31, 2024 increased by 4.7% compared to the same period of 2023. Non-interest income for the three months ended March 31, 2024 was negatively impacted due to a loss recorded on a merchant banking investment.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)

Employee compensation and benefits	$35,867	$32,859	9.2%
Occupancy	5,677	6,326	(10.3)
Depreciation of bank premises and equipment	5,629	5,466	3.0
Professional fees	3,691	3,590	2.8
Deposit insurance assessments	1,699	4,138	(58.9)
Net operations, other real estate owned	30	(1,745)	(101.7)
Advertising	1,820	1,264	44.0
Software and software maintenance	5,312	4,969	6.9
Other	9,918	11,162	(11.1)

Total non-interest expense	$69,643	$68,029	2.4%

Non-interest expense for the three months ended March 31, 2024 increased by 2.4% compared to the same period of 2023 and was primarily impacted by an increase in our employee compensation and benefits as we continue to adjust our compensation programs to retain our workforce and remain competitive in the current employment market. We also continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The ACL decreased 9.1% to $142,798,000 at March 31, 2024 from $157,069,000 at December 31, 2023. The decrease is primarily due to a charge-down of a credit secured by assets in the oil and gas industry in the first quarter of 2023. The provision for credit losses charged to expense increased 51.1% for the three months ended March 31, 2024 to $12,978,000 compared to $8,587,000 for the same period of 2023. The credit loss charged to expense for the three months ended March 31, 2024 has increased from the same periods of 2023 in order to absorb the impact of the charge-down. We reduced the severity of some of the qualitative loss factors in certain pools of the portfolio for the March 31, 2024 ACL to encompass a slight improvement in economic uncertainty, resulting in a decrease in the required ACL. The ACL was 1.76% of total loans at March 31, 2024 and 1.95% of total loans at December 31, 2023.

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

Loans

Total loans increased by 0.7% to $8,112,481,000 at March 31, 2024, from $8,058,961,000 at December 31, 2023.

Deposits

Deposits increased by 1.6% to $12,015,406,000 at March 31, 2024, compared to $11,824,554,000 at December 31, 2023. Deposits have continued to fluctuate as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. The five separately charted banks within our holding company structure also allows us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On March 31, 2024, we had $15,360,920,000 of consolidated assets, of which approximately $176,453,000, or 1.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $180,695,000, or 1.2%, at December 31, 2023. Of the $176,453,000, 82.4% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 7.9% is secured by foreign real estate or other assets; and 9.7% is unsecured.

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

Commercial and industrial loans. This category includes loans extended to a diverse array of businesses for working capital or equipment purchases. These loans are mostly secured by the collateral pledged by a borrower that is directly related to the business activities of the borrower’s company such as equipment, accounts receivable and inventory. The borrower’s abilities to generate revenues from equipment purchases, collect accounts receivable, and turn inventory into sales are risk factors in the repayment of the loan. A small portion of this loan category is related to loans secured by oil and gas production and loans secured by aircraft.

Construction and land development loans. This category includes loans for the development of unimproved land to lot development for both residential and commercial use and vertical construction across residential and commercial real estate classes. These loans carry the risk of repayment when projects incur cost overruns, have an increase in the price of construction materials, encounter zoning, entitlement or environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. Risks specifically related to 1-4 family development loans also include mortgage rate risk and the practice by the mortgage industry of imposing more restrictive underwriting standards, which inhibits the buyer from obtaining long term financing, creating excessive housing and lot inventory in the market.

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant.

1-4 family mortgages. This category includes both first and second lien mortgages for the purposes of home purchases or refinancing existing mortgage loans. A small portion of this loan category is related to home equity lines of credits, lots purchases, and home construction. Loan repayments may be affected by unemployment or underemployment and deteriorating market values of real estate.

Consumer loans. This category includes deposit secured, vehicle secured, and unsecured loans, including overdrafts, made to individuals. Repayment is primarily affected by unemployment or underemployment.

The loan pools are further broken down using a risk-based segmentation based on internal classifications for commercial loans and past due status for consumer mortgage loans. Non-mortgage consumer loans are evaluated as one segment. On a weekly basis, commercial loan past due reports are reviewed by our credit quality committee to determine if a loan has any potential problems and should be placed on our internal Watch List report. Additionally, our credit department reviews the majority of our loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review. The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation. Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process. After the above analysis is completed, we determine if a loan should be placed on our internal Watch List report because of issues related to the analysis of the credit, credit documents, collateral and/or payment history.

Our internal Watch List report is segregated into the following categories: (i) Pass, (ii) Economic Monitoring, (iii) Special Review, (iv) Watch List—Pass, (v) Watch List—Substandard, and (vi) Watch List—Doubtful. Loans placed in the Economic Review or Special Review categories reflect our opinion that the loans have potential weaknesses that require monitoring on a more frequent basis. Credits in those categories are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Pass category and lower rated credits reflect our opinion that the credits contain weaknesses that represent a greater degree of risk, which warrants “extra attention.” Credits placed in those categories are reviewed and discussed on a regular basis, with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Substandard category are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. Those credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market or political conditions that we believe may jeopardize repayment of principal and interest. Furthermore, there is a possibility that we may sustain some future loss if such weaknesses are not corrected. Loans placed in the Watch List—Doubtful category have shown defined weaknesses and reflect our belief that it is likely, based on current information and events, that we will be unable to collect all principal and/or interest amounts contractually due. Loans placed in the Watch List—Doubtful category are placed on non-accrual when they are moved to that category.

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass credits are aggregated, and the credits in the Watch List—Substandard category remain in their own segment. For loans classified as Watch List—Doubtful, management evaluates these loans in accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses,” and, if deemed necessary, a specific reserve is allocated to the loan. The analysis of the amount of the specific reserve to be allocated is based on a variety of factors, including the borrower’s ability to pay, the economic conditions impacting the borrower’s industry and any collateral deficiency. If it is a collateral dependent loan, the net realizable fair value of collateral will be evaluated for any deficiencies. Substantially all of our loans evaluated as Watch List—Doubtful are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan if such loan is not collateral dependent.

Within each collectively evaluated pool, the robustness of the lifetime historical loss rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment. Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies and non-accruals, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions. Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics, geopolitical events, and large loans. The large loan operational risk factor was added to our ACL calculation beginning in the second quarter of 2023. Because of the magnitude of large loans, they pose a higher risk of default. Recognizing this risk, and establishing an operational risk factor to capture that risk, is prudent action in the current economic environment. Large loans are usually part of a larger relationship with collateral that is pledged across the relationship. Defaulting on a larger loan may therefore jeopardize an entire relationship. The current economic environment has created challenges for borrowers to service their debt. Increasing capitalization rates, elevated office vacancies, an upward trend in apartment vacancies and significant increases in interest rates are all contributing to the elevated risk in large loans. Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of our future credit loss expense.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2024 and 2023 were securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open significant unused lines of credit in order to fund liquidity needs. We also maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be pledged to the FHLB, sold, or sold under agreements to repurchase, to provide immediate liquidity. We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipated fluctuations in interest rates over reasonable periods of time.

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At March 31, 2024, shareholders’ equity was $2,483,890,000 compared to $2,447,774,000 at December 31, 2023. The increase in shareholders’ equity can be primarily attributed to the retention of earnings.

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

In July 2013, the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) established a new, comprehensive capital framework for U.S. banking organizations known as “Basel III,” consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which require bank holding companies and their subsidiary banks to maintain substantially more capital, with greater emphasis on common equity. The Basel III final capital framework requires a minimum ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (meaning, four-quarter trailing income, net of distributions and tax effects not reflected in net income). The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodologies for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of March 31, 2024, we continue to meet all fully phased-in capital adequacy requirements.

In November 2017, the Office of the Comptroller of the Currency, the FRB and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to the FASB’s Current Expected Credit Loss (“CECL”) methodology (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital. Pursuant to the rules issued by the federal bank regulatory agencies in February 2019 and March 2020, banking organizations were given options to phase in the adoption of CECL over a three-year transition period through December 31, 2022 or over a five-year transition period through December 31, 2024. Rather than electing to make one of the phase-in options, we immediately recognized the capital impact upon adopting CECL accounting standards on January 1, 2020, which resulted in an increase in our ACL and a one-time cumulative-effect adjustment to retained earnings upon adjustment.

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.” The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aims to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies (after notice and comment).

As of March 31, 2024, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”) was enacted, which, among other things, includes a simplified capital rule change that effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio” from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision. Some of the Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank-holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small BHC Policy Statement”), which eases limitations on the issuance of debt by holding companies. In August 2018, the FRB issued an interim final rule expanding the applicability of its Small BHC Policy Statement. While holding companies that meet the conditions of the Small BHC Policy Statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to Basel III’s risk-based capital rules (e.g., the required assignment of a 150% risk weight to certain exposures), certain commercial real estate loans that were formally classified as high volatility commercial real estate (“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction loans will generally be subject to heightened risk weights, certain exceptions will apply. In September 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

We had a CET1 to risk-weighted assets ratio of 22.00% on March 31, 2024 and 21.72% on December 31, 2023. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 17.85% and 17.46%, risk-weighted Tier 1 capital ratio of 22.65% and 22.39%, and risk-weighted total capital ratio of 23.90% and 23.65% at March 31, 2024 and December 31, 2023, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2024, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2024, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2024 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2024	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$189,347	$544,298	$3,888,421	$157,324	$4,779,390
Loans, net of non-accruals	6,683,459	225,043	396,779	760,878	8,066,159

Total earning assets	$6,872,806	$769,341	$4,285,200	$918,202	$12,845,549

Cumulative earning assets	$6,872,806	$7,642,147	$11,927,347	$12,845,549

Rate sensitive liabilities

Time deposits	$995,308	$1,387,176	$135,553	$3	$2,518,040
Other interest bearing deposits	4,512,846	—	—	—	4,512,846
Securities sold under repurchase agreements	574,122	10,846	—	—	584,968
Other borrowed funds	—	—	—	10,695	10,695
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$6,191,144	$1,398,022	$135,553	$10,698	$7,735,417

Cumulative sensitive liabilities	$6,191,144	$7,589,166	$7,724,719	$7,735,417

Repricing gap	$681,662	$(628,681)	$4,149,647	$907,504	$5,110,132
Cumulative repricing gap	681,662	52,981	4,202,628	5,110,132
Ratio of interest-sensitive assets to liabilities	1.11	0.55	31.61	85.83	1.66
Ratio of cumulative, interest-sensitive assets to liabilities	1.11	1.01	1.54	1.66

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2024, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 15 through 19 of our 2023 Annual Report.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 20, 2024, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2024. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2024, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of April 29, 2024, a total of 13,706,581 shares had been repurchased under all programs at a cost of $414,926,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board. The following table includes information about common stock share repurchases for the quarter ended March 31, 2024.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2024	9,284	$53.43	—	$118,938,000
February 1 – February 29, 2024	—	—	—	118,938,000
March 1 – March 31, 2024	—	—	—	150,000,000
Total	9,284	$49.62	—
(1)	The repurchase program was extended and increased on February 20, 2024 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2025.

Item 5. Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as a part of this Report:

13 —Annual report to Shareholders on Form ARS for the fiscal year ended December 31, 2023, furnished to the SEC on April 22, 2024

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2024 and March 31, 2023; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023; and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and March 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 2, 2024	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 2, 2024	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer