Form 10-Q
period 2024-09-30
INTERNATIONAL BANCSHARES CORP
filed 2024-11-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,202,810 shares outstanding at November 4, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$779,836	$651,058
Investment securities:
Held to maturity debt securities (Market value of $4,400 on September 30, 2024 and $3,400 on December 31, 2023)	4,400	3,400
Available for sale debt securities (Amortized cost of $5,410,095 on September 30, 2024 and $5,330,814 on December 31, 2023)	5,012,584	4,822,341
Equity securities with readily determinable fair values	5,538	5,417
Total investment securities	5,022,522	4,831,158
Loans	8,587,025	8,058,961
Less allowance for credit losses	(156,099)	(157,069)
Net loans	8,430,926	7,901,892
Bank premises and equipment, net	435,719	437,094
Accrued interest receivable	72,875	65,302
Other investments	325,421	343,452
Cash surrender value of life insurance policies	300,957	303,486
Goodwill	282,532	282,532
Other assets	241,524	250,215
Total assets	$15,892,312	$15,066,189

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2024	2023
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,721,927	$5,030,845
Savings and interest bearing demand	4,577,367	4,368,532
Time	2,801,761	2,425,177
Total deposits	12,101,055	11,824,554
Securities sold under repurchase agreements	706,258	530,416
Other borrowed funds	10,593	10,745
Junior subordinated deferrable interest debentures	108,868	108,868
Other liabilities	216,122	143,832
Total liabilities	13,142,896	12,618,415
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,602,799 shares on September 30, 2024 and 96,466,900 shares on December 31, 2023	96,603	96,467
Surplus	158,840	155,511
Retained earnings	3,241,093	3,029,088
Accumulated other comprehensive loss	(310,975)	(397,889)
	3,185,561	2,883,177
Less cost of shares in treasury, 34,404,212 shares on September 30, 2024 and 34,391,184 on December 31, 2023	(436,145)	(435,403)
Total shareholders’ equity	2,749,416	2,447,774
Total liabilities and shareholders’ equity	$15,892,312	$15,066,189

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$175,532	$158,534	$512,225	$453,700
Investment securities:
Taxable	40,105	34,598	113,505	96,582
Tax-exempt	1,534	1,561	4,619	4,708
Other interest income	5,486	9,482	20,069	35,458
Total interest income	222,657	204,175	650,418	590,448

Interest expense:
Savings deposits	20,869	15,042	61,416	41,514
Time deposits	25,607	15,610	70,333	34,067
Securities sold under repurchase agreements	6,173	4,143	16,732	9,580
Other borrowings	74	71	213	213
Junior subordinated deferrable interest debentures	1,992	1,981	5,943	6,106

Total interest expense	54,715	36,847	154,637	91,480

Net interest income	167,942	167,328	495,781	498,968

Credit loss expense	8,602	10,476	30,351	27,879

Net interest income after provision for credit losses	159,340	156,852	465,430	471,089

Non-interest income:
Service charges on deposit accounts	18,660	19,311	55,018	54,939
Other service charges, commissions and fees
Banking	14,762	14,314	43,880	42,761
Non-banking	2,308	2,302	7,475	6,837
Investment securities transactions, net	(1)	(3)	(1)	(3)
Other investments income, net	4,180	3,598	8,852	3,653
Other income	3,933	5,863	14,380	15,262

Total non-interest income	$43,842	$45,385	$129,604	$123,449

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-interest expense:
Employee compensation and benefits	$37,543	$34,773	$109,039	$100,926
Occupancy	7,746	6,268	20,109	18,598
Depreciation of bank premises and equipment	5,594	5,488	16,938	16,362
Professional fees	4,131	4,123	12,034	11,051
Deposit insurance assessments	1,731	1,744	5,126	7,575
Net operations, other real estate owned	1,136	(1,638)	1,463	(3,278)
Advertising	1,397	1,360	4,679	3,913
Software and software maintenance	4,820	5,081	15,783	14,978
Other	12,117	14,001	34,795	36,638

Total non-interest expense	76,215	71,200	219,966	206,763

Income before income taxes	126,967	131,037	375,068	387,775

Provision for income taxes	27,195	27,773	80,985	82,383

Net income	$99,772	$103,264	$294,083	$305,392

Basic earnings per common share:

Weighted average number of shares outstanding	62,190,993	62,053,563	62,172,928	62,089,779
Net income per common share	$1.60	$1.66	$4.73	$4.92

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,309,574	62,195,486	62,289,708	62,227,379
Net income per common share	$1.60	$1.66	$4.72	$4.91

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$99,772	$103,264	$294,083	$305,392
Other comprehensive income (loss), net of tax:

Net change in unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $30,007, $(16,721), $23,104, and $(19,862))	112,884	(62,902)	86,913	(74,717)
Reclassification adjustment for losses on securities available for sale included in net income (net of tax effects of $0, $1, $0 and $1)	1	2	1	2
Total other comprehensive income (loss), net of tax	112,885	(62,900)	86,914	(74,715)

Comprehensive income	$212,657	$40,364	$380,997	$230,677

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Nine Months ended September 30, 2024 and 2023

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2024	96,580	$96,580	$158,171	$3,182,368	$(423,860)	$(435,898)	$2,577,361
Net income	—	—	—	99,772	—	—	99,772
Dividends:
Payable ($.66 per share)	—	—	—	(41,047)	—	—	(41,047)
Purchase of treasury stock (3,744 shares)	—	—	—	—	—	(247)	(247)
Exercise of stock options	23	23	622	—	—	—	645
Stock compensation expense recognized in earnings	—	—	47	—	—	—	47
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	112,885	—	112,885
Balance at September 30, 2024	96,603	$96,603	$158,840	$3,241,093	$(310,975)	$(436,145)	$2,749,416

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at June 30, 2023	96,432	$96,432		$154,522		$2,858,544		$(482,312)	$(435,195)	$2,191,991
Net income	—	—		—		103,264		—	—	103,264
Dividends:
Payable ($.63 per share)	—	—		—		(39,096)		—	—	(39,096)
Purchase of treasury stock (2,000 shares)	—	—	—	—	—	—	—	—	(84)	(84)
Exercise of stock options	12	12		348		—		—	—	360
Stock compensation expense recognized in earnings	—	—		76		—		—	—	76
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		(62,900)	—	(62,900)
Balance at September 30, 2023	96,444	$96,444		$154,946		$2,922,712		$(545,212)	$(435,279)	$2,193,611

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2023	96,467	$96,467	$155,511	$3,029,088	$(397,889)	$(435,403)	$2,447,774
Net income	—	—	—	294,083	—	—	294,083
Dividends:
Cash ($1.32 per share)	—	—	—	(82,078)	—	—	(82,078)
Purchase of treasury stock (13,028 shares)	—	—	—	—	—	(742)	(742)
Exercise of stock options	136	136	3,160	—	—	—	3,296
Stock compensation expense recognized in earnings	—	—	169	—	—	—	169
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	86,914	—	86,914
Balance at September 30, 2024	96,603	$96,603	$158,840	$3,241,093	$(310,975)	$(436,145)	$2,749,416

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2022	96,420	$96,420	$154,061	$2,695,567	$(470,497)	$(430,792)	$2,044,759
Net income	—	—	—	305,392	—	—	305,392
Dividends:
Cash ($1.26 per share)	—	—	—	(78,247)	—	—	(78,247)
Purchase of treasury stock (110,062 shares)	—	—	—	—	—	(4,487)	(4,487)
Exercise of stock options	24	24	630	—	—	—	654
Stock compensation expense recognized in earnings	—	—	255	—	—	—	255
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(74,715)	—	(74,715)
Balance at September 30, 2023	96,444	$96,444	$154,946	$2,922,712	$(545,212)	$(435,279)	$2,193,611

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:

Net income	$294,083	$305,392

Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	30,351	27,879
Specific reserve, other real estate owned	371	2,510
Depreciation of bank premises and equipment	16,938	16,362
Gain on sale of bank premises and equipment	(353)	(198)
Loss (gain) on sale of other real estate owned	166	(6,833)
Accretion of investment securities discounts	(1,977)	(1,431)
Amortization of investment securities premiums	4,185	5,244
Investment securities transactions, net	1	3
Unrealized (gain) loss on equity securities with readily determinable fair values	(121)	200
Stock based compensation expense	169	255
Earnings from affiliates and other investments	(5,562)	(367)
Deferred tax expense	10,259	4,747
Increase in accrued interest receivable	(7,573)	(11,872)
Increase in other assets	(5,546)	(38,158)
Increase in other liabilities	23,675	37,927

Net cash provided by operating activities	359,066	341,660

Investing activities:

Proceeds from maturities of securities	2,075	51,167
Proceeds from sales and calls of available for sale securities	3,750	2,045
Purchases of available for sale securities	(610,182)	(980,571)
Principal collected on mortgage backed securities	581,867	474,282
Net increase in loans	(562,585)	(471,695)
Purchases of other investments	(33,077)	(25,431)
Distributions from other investments	29,158	8,773
Purchases of bank premises and equipment	(15,793)	(19,079)
Proceeds from sales of bank premises and equipment	583	269
Proceeds from sales of other real estate owned	1,249	7,777

Net cash used in investing activities	$(602,955)	$(952,463)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2024	2023
Financing activities:

Net decrease in non-interest bearing demand deposits	$(308,918)	$(629,637)
Net increase (decrease) in savings and interest bearing demand deposits	208,835	(388,433)
Net increase in time deposits	376,584	274,672
Net increase in securities sold under repurchase agreements	175,842	73,090
Net decrease in other borrowed funds	(152)	(148)
Redemption of long-term debt	—	(25,774)
Purchase of treasury stock	(742)	(4,487)
Proceeds from stock transactions	3,296	654
Payments of cash dividends	(82,078)	(78,247)

Net cash provided by (used in) financing activities	372,667	(778,310)

Increase (decrease) in cash and cash equivalents	128,778	(1,389,113)

Cash and cash equivalents at beginning of period	651,058	2,087,724

Cash and cash equivalents at end of period	$779,836	$698,611

Supplemental cash flow information:
Interest paid	$149,295	$77,834
Income taxes paid	49,239	69,799
Non-cash investing and financing activities:
Purchases of available-for-sale securities not yet settled	$60,000	$—
Net transfers from loans to other real estate owned	3,200	554

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

Note 2 — Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2024 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,855,607	$—	$4,855,607	$—
States and political subdivisions	156,976	—	156,976	—
Equity Securities	5,538	5,538	—	—
	$5,018,121	$5,538	$5,012,583	$—

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Our policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2024.

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended September 30, 2024 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	September 30,	Assets	Inputs	Inputs	During
	2024	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$55,479	$—	$—	$55,479	$10,985
Other real estate owned	2,627	—	—	2,627	371

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

Our assets measured at fair value on a non-recurring basis are limited to loans classified as Watch List—Doubtful and other real estate owned. The tabular disclosures above include only those loans or other real estate owned that had a change in the provision for credit loss during the reporting period or for which a new specific provision for credit loss was established during the reporting period. The fair value of Watch List—Doubtful loans is derived in accordance with FASB ASC Subtopic 326-10, “Financial Instruments – Credit Losses - Overall”. They are primarily comprised of collateral-dependent commercial loans. As the primary sources of loan repayments decline, the secondary repayment source, the collateral, takes on greater significance. Correctly evaluating the fair value becomes even more important. Re-measurement of the loan to fair value is done through a specific valuation allowance included in the allowance for credit losses (“ACL”). The fair value of the loan is based on the fair value of the collateral, as determined through either an appraisal or internal evaluation process. The basis for our appraisal and appraisal review process are applicable regulatory guidelines, including regulatory appraisal laws and the Uniform Standards of Professional Appraisal Practice, which are incorporated into our lending policy. All collateral dependent loans are evaluated in accordance with our lending policy to assess if a third-party appraisal is required to be obtained as part of our credit underwriting and monitoring process. Collateral dependent loans that do not meet the requirements for a third-party appraisal are required to undergo an internal evaluation by our in-house independent appraisal staff.

Our determination to either seek an appraisal or to perform an internal evaluation is performed by our credit quality committee, which analyzes the existing collateral values of the doubtful loans and identifies obsolete appraisals or internal evaluations. The credit quality committee reviews the existing appraisal to determine if the collateral value is reasonable in view of the current use of the collateral and the economic environment related to the collateral. The ultimate decision on the appropriate action is made by our independent credit administration team. A new appraisal is not required if an internal evaluation, as performed by our in-house independent appraisal staff, is able to appropriately update the original appraisal assumptions to reflect current market conditions and provide an estimate of the collateral’s market value for analysis of the doubtful loan. The internal evaluations must be in writing and contain sufficient information detailing the analysis, assumptions and conclusions, and they must support performing an evaluation in lieu of ordering a new appraisal.

As of September 30, 2024, we had $99,835,000 of doubtful commercial collateral-dependent loans, of which $38,167,000 had an appraisal performed within the immediately preceding rolling twelve-month period, and of which $520,000 had an internal evaluation performed within the immediately preceding rolling twelve-month period. As of December 31, 2023, we had approximately $46,491,000 of doubtful commercial collateral-dependent loans, of which $1,272,000 had an appraisal performed within the immediately preceding rolling twelve-month period and of which $35,061,000 had an internal evaluation performed within the immediately preceding rolling twelve-month period.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three and nine months ended September 30, 2024 and the twelve months ended December 31, 2023, we recorded $0, $2,228,000, and $0, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three and nine months ended September 30, 2024 and the twelve months ended December 31, 2023, we recorded $355,000, $371,000, and $2,538,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at September 30, 2024 and December 31, 2023 are outlined below.

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

For variable rate performing loans, the carrying amount approximates fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At September 30, 2024 and December 31, 2023, the carrying amount of fixed rate performing loans was $1,211,321,000 and $1,199,347,000, respectively, and the estimated fair value was $1,112,046,000 and $1,073,892,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of September 30, 2024 and December 31, 2023. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At September 30, 2024 and December 31, 2023, the carrying amount of time deposits was $2,801,761,000 and $2,425,177,000, respectively, and the estimated fair value was $2,797,797,000 and $2,428,681,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at September 30, 2024 and December 31, 2023.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at September 30, 2024 and December 31, 2023.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at September 30, 2024 and December 31, 2023 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At September 30, 2024 and December 31, 2023, the carrying amount of the fixed rate long-term FHLB borrowings was $10,593,000 and $10,745,000, respectively, and the estimated fair value was $10,593,000 and $10,745,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type, at September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023

	(Dollars in Thousands)
Commercial, financial and agricultural	$4,922,980	$4,802,622
Real estate - mortgage	983,211	938,901
Real estate - construction	2,457,144	2,091,622
Consumer	48,329	45,121
Foreign	175,361	180,695
Total loans	$8,587,025	$8,058,961

Note 4 — Allowance for Credit Losses

The ACL is based on a loss-rate methodology that measures lifetime losses on loan pools that have similar risk characteristics. Loans that do not have similar risk characteristics are evaluated on an individual basis. The segmentation of the loan portfolio into pools requires a balancing process between capturing similar risk characteristics and containing sufficient loss history to provide meaningful results. Our segmentation starts at the general loan category with further sub-segmentation based on collateral types that may be of meaningful size and/or may contain sufficient differences in risk characteristics based on management’s judgement that would warrant further segmentation. Risk management begins with a strong and conservative lending policy that specifies lending limits that are well below allowable regulatory limits, provides highly restrictive lending authority to lending officers, and promotes judicious lending terms and diversification. The general loan categories along with primary risk characteristics used in our calculation are as follows:

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits significantly lower than regulatory thresholds that are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to the management of the borrower’s relationship and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, who is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio.

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

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass credits are aggregated, and the credits in the Watch List—Substandard category remain in their own segment. For loans classified as Watch List—Doubtful, management evaluates these loans in accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” and, if deemed necessary, a specific reserve is allocated to the loan. The analysis of the amount of the specific reserve to be allocated is based on a variety of factors, including the borrower’s ability to pay, the economic conditions impacting the borrower’s industry and any collateral deficiency. If it is a collateral-dependent loan, the net realizable fair value of collateral will be evaluated for any deficiencies. Substantially all of our loans evaluated as Watch List—Doubtful are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan if such loan is not collateral-dependent.

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended September 30, 2024
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2024	$27,255	$54,840	$44,888	$3,528	$5,806	$10,639	$314	$1,339	$148,609
Losses charged to allowance	(2,329)	—	—	—	—	—	(42)	—	(2,371)
Recoveries credited to allowance	1,231	—	6	—	2	13	6	1	1,259
Net (losses) recoveries charged to allowance	(1,098)	—	6	—	2	13	(36)	1	(1,112)

Credit loss expense	3,723	5,182	(510)	4	214	(70)	14	45	8,602

Balance at September 30, 2024	$29,880	$60,022	$44,384	$3,532	$6,022	$10,582	$292	$1,385	$156,099

	Three Months Ended September 30, 2023
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at June 30, 2023	$27,645	$53,064	$38,688	$4,106	$5,092	$10,442	$286	$1,180	$140,503

Losses charged to allowance	(2,373)	—	—	—	(43)	(118)	(35)	—	(2,569)
Recoveries credited to allowance	518	—	6	—	7	63	2	—	596
Net (losses) recoveries charged to allowance	(1,855)	—	6	—	(36)	(55)	(33)	—	(1,973)

Credit loss expense	8,063	(1,967)	3,190	422	481	206	45	36	10,476

Balance at September 30, 2023	$33,853	$51,097	$41,884	$4,528	$5,537	$10,593	$298	$1,216	$149,006

	Nine Months Ended September 30, 2024
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2023	$35,550	$55,291	$42,703	$5,088	$5,812	$11,024	$318	$1,283	$157,069

Losses charged to allowance	(32,049)	(2,228)	—	—	(46)	—	(132)	—	(34,455)
Recoveries credited to allowance	3,020	—	16	—	38	48	11	1	3,134
Net (losses) recoveries charged to allowance	(29,029)	(2,228)	16	—	(8)	48	(121)	1	(31,321)

Credit loss expense	23,359	6,959	1,665	(1,556)	218	(490)	95	101	30,351

Balance at September 30, 2024	$29,880	$60,022	$44,384	$3,532	$6,022	$10,582	$292	$1,385	$156,099

	Nine Months Ended September 30, 2023
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2022	$26,728	$44,684	$36,474	$3,794	$4,759	$8,284	$281	$968	$125,972

Losses charged to allowance	(7,136)	—	—	—	(43)	(283)	(122)	—	(7,584)
Recoveries credited to allowance	1,699	837	17	—	15	155	16	—	2,739
Net (losses) recoveries charged to allowance	(5,437)	837	17	—	(28)	(128)	(106)	—	(4,845)

Credit loss expense	12,562	5,576	5,393	734	806	2,437	123	248	27,879

Balance at September 30, 2023	$33,853	$51,097	$41,884	$4,528	$5,537	$10,593	$298	$1,216	$149,006

The increase in losses charged to the ACL for the nine months ended September 30, 2024 in the Commercial category can be attributed to a charge-down on one loan secured primarily by equipment and pipeline infrastructure used in the oil and gas industry. The credit has been classified as Watch List—Doubtful since the end of 2022 at which time, and going forward, we have evaluated our loss exposure and adjusted reserves accordingly. We also continued to attempt to work with our customer during that period; however, those negotiations came to a halt late in the third quarter of 2023 when the customer declared bankruptcy. In March 2024, the bankruptcy court awarded the winning bid at foreclosure for the assets collateralizing the loan to a principal owner of the business. The bid was not for the full carrying value of the loan and resulted in a charge-down of approximately $25.6 million. The charge-down also impacted our provision for credit loss expense resulting in an increase of approximately $4.3 million, before taxes, when compared to the same period of 2023. We expect to recover a portion of the charge-down by pursuing repayment from the guarantor of the credit through a binding arbitration process. We reduced the severity of some of the qualitative loss factors in certain pools of the portfolio for the March 31, 2024 ACL to encompass a slight improvement in economic uncertainty, resulting in a decrease in the required ACL. Upon further evaluation, no further changes to the qualitative loss factors were made for the September 30, 2024 ACL.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$1,282	$400	$1,691,180	$29,480
Commercial real estate: other construction & land development	10,027	5,500	2,447,117	54,522
Commercial real estate: farmland & commercial	50,831	4,825	2,860,756	39,559
Commercial real estate: multifamily	38,246	660	280,685	2,872
Residential: first lien	48	—	514,179	6,022
Residential: junior lien	141	—	468,843	10,582
Consumer	—	—	48,329	292
Foreign	—	—	175,361	1,385

Total	$100,575	$11,385	$8,486,450	$144,714

	December 31, 2023
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$30,872	$7,971	$1,597,358	$27,579
Commercial real estate: other construction & land development	15,701	4,320	2,075,921	50,971
Commercial real estate: farmland & commercial	299	—	2,793,254	42,703
Commercial real estate: multifamily	96	—	380,743	5,088
Residential: first lien	93	—	477,940	5,812
Residential: junior lien	—	—	460,868	11,024
Consumer	—	—	45,121	318
Foreign	—	—	180,695	1,283

Total	$47,061	$12,291	$8,011,900	$144,778

The increase in Commercial real estate: farmland & commercial loans individually evaluated for impairment at September 30, 2024 from December 31, 2023 can be attributed to one relationship secured by commercial buildings in which childcare centers are operated. The increase in Commercial real estate: multifamily loans individually evaluated for impairment at September 30, 2024 from December 31, 2023 can be attributed to two loans secured by apartments that were downgraded to Watch List – Doubtful and put on non-accrual. The decrease in Commercial loans individually evaluated for impairment at September 30, 2024 can be attributed to the charge-down discussed above.

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023

	(Dollars in Thousands)
	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance
Domestic
Commercial	$1,282	$398	$30,872	$122
Commercial real estate: other construction & land development	10,027	75	15,701	244
Commercial real estate: farmland & commercial	50,831	18,486	299	299
Commercial real estate: multifamily	38,246	25,142	96	96
Residential: first lien	133	133	202	202
Total non-accrual loans	$100,519	$44,234	$47,170	$963

We adopted the provisions of FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on January 1, 2023. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in existing guidance and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current period gross write offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-22 did not have a significant impact on our consolidated financial statements.

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under ASU 2022-02 to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions. For the nine months ended September 30, 2024, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at September 30, 2024 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at September 30, 2024 and December 31, 2023:

	September 30, 2024
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$3,723	$1,319	$3,419	$3,131	$8,461	$1,684,001	$1,692,462
Commercial real estate: other construction & land development	4,147	—	9,952	—	14,099	2,443,045	2,457,144
Commercial real estate: farmland & commercial	1,780	7,199	65,993	15,682	74,972	2,836,615	2,911,587
Commercial real estate: multifamily	115	—	25,236	172	25,351	293,580	318,931
Residential: first lien	3,785	2,116	3,104	3,019	9,005	505,222	514,227
Residential: junior lien	959	1,686	1,458	1,458	4,103	464,881	468,984
Consumer	293	46	26	26	365	47,964	48,329
Foreign	2,740	—	339	339	3,079	172,282	175,361
Total past due loans	$17,542	$12,366	$109,527	$23,827	$139,435	$8,447,590	$8,587,025

	December 31, 2023
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$2,387	$1,583	$30,238	$539	$34,208	$1,594,022	$1,628,230
Commercial real estate: other construction & land development	3,460	—	10,245	—	13,705	2,077,917	2,091,622
Commercial real estate: farmland & commercial	1,424	371	93	4	1,888	2,791,665	2,793,553
Commercial real estate: multifamily	369	330	—	—	699	380,140	380,839
Residential: first lien	1,812	1,439	2,545	2,437	5,796	472,236	478,032
Residential: junior lien	1,273	613	1,701	1,701	3,587	457,282	460,869
Consumer	263	11	27	27	301	44,820	45,121
Foreign	1,884	848	889	889	3,621	177,074	180,695
Total past due loans	$12,872	$5,195	$45,738	$5,597	$63,805	$7,995,156	$8,058,961

The increase in Commercial real estate: farmland & commercial loans past due 90 days or greater at September 30, 2024 can be attributed to one relationship secured by commercial buildings in which childcare centers are operated that is on non-accrual and one loan secured by a hotel. The increase in Commercial real estate: multifamily loans past due 90 days or greater at September 30, 2024 compared to December 31, 2023 can be primarily attributed to two loans secured by apartments that were placed on non-accrual. The decrease in Commercial loans past due 90 days or greater at September 30, 2024 can be primarily attributed to a loan secured by equipment and pipeline infrastructure used in the oil and gas industry as well as oil and gas production that was charged-down in the first quarter, as previously discussed.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at September 30, 2024 and December 31, 2023 is presented below:

	2024	2023	2022	2021	2020	Prior	Total

	(Dollars in Thousands)
Balance at September 30, 2024
Domestic
Commercial
Pass	$713,573	$453,452	$135,745	$244,823	$40,567	$89,944	$1,678,104
Watch List - Pass	—	11,435	—	—	—	—	11,435
Watch List - Substandard	1,094	411	—	136	—	—	1,641
Watch List - Doubtful	962	257	63	—	—	—	1,282
Total Commercial	$715,629	$465,555	$135,808	$244,959	$40,567	$89,944	$1,692,462
Commercial
Current-period gross writeoffs	$3,874	$2,476	$25,651	$31	$14	$3	$32,049
Commercial real estate: other construction & land development
Pass	$753,258	$991,510	$392,286	$232,492	$45,005	$5,707	$2,420,258
Special Review	—	17,350	—	—	—	—	17,350
Watch List - Substandard	9,408	101	—	—	—	—	9,509
Watch List - Doubtful	75	—	9,952	—	—	—	10,027
Total Commercial real estate: other construction & land development	$762,741	$1,008,961	$402,238	$232,492	$45,005	$5,707	$2,457,144
Commercial real estate: other construction & land development
Current-period gross writeoffs	$—	$1,146	$1,082	$—	$—	$—	$2,228
Commercial real estate: farmland & commercial
Pass	$607,706	$717,522	$541,116	$347,115	$246,369	$285,503	$2,745,331
Special Review	644	67,870	—	—	—	—	68,514
Watch List - Pass	16,633	—	—	—	—	—	16,633
Watch List - Substandard	12,561	—	15,424	—	2,278	15	30,278
Watch List - Doubtful	50,831	—	—	—	—	—	50,831
Total Commercial real estate: farmland & commercial	$688,375	$785,392	$556,540	$347,115	$248,647	$285,518	$2,911,587
Commercial real estate: multifamily
Pass	$59,183	$16,737	$90,421	$22,426	$59,934	$31,984	$280,685
Watch List - Doubtful	13,104	25,064	78	—	—	—	38,246
Total Commercial real estate: multifamily	$72,287	$41,801	$90,499	$22,426	$59,934	$31,984	$318,931
Residential: first lien
Pass	$152,250	$109,558	$84,328	$59,635	$30,316	$77,696	$513,783
Watch List - Substandard	95	—	—	300	—	1	396
Watch List - Doubtful	—	—	48	—	—	—	48
Total Residential: first lien	$152,345	$109,558	$84,376	$59,935	$30,316	$77,697	$514,227
Residential: first lien
Current-period gross writeoffs	$—	$—	$—	$—	$—	$46	$46
Residential: junior lien
Pass	$61,473	$77,821	$66,765	$88,127	$68,182	$106,475	$468,843
Special Review							—
Watch List- Doubtful	141	—	—	—	—	—	141
Total Residential: junior lien	$61,614	$77,821	$66,765	$88,127	$68,182	$106,475	$468,984
Consumer
Pass	$32,306	$12,701	$1,344	$512	$71	$1,395	$48,329
Total Consumer	$32,306	$12,701	$1,344	$512	$71	$1,395	$48,329
Consumer
Current-period gross writeoffs	$19	$92	$20	$—	$—	$1	$132
Foreign
Pass	$101,540	$41,947	$17,871	$7,545	$1,680	$4,778	$175,361
Total Foreign	$101,540	$41,947	$17,871	$7,545	$1,680	$4,778	$175,361
Foreign
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Total Loans	$2,586,837	$2,543,736	$1,355,441	$1,003,111	$494,402	$603,498	$8,587,025

		2023	2022		2021		2020		2019		Prior	Total

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

The decrease in Watch List – Doubtful Commercial loans at September 30, 2024 can be primarily attributed to the charge-down previously discussed. The decrease in Watch List – Substandard Commercial real estate:  construction & land development loans at September 30, 2024 can be primarily attributed to a relationship secured by land being developed for single family homes being upgraded to Special Review. The decrease in Watch List – Substandard Commercial real estate: farmland & commercial loans at September 30, 2024 can be primarily attributed to a change in classification on two relationships. One relationship, which is secured by a retail center, was upgraded to Special Review.  The other relationship which is secured by a commercial building in which childcare centers are operated, was downgraded to Watch List – Doubtful. The increase in Watch List—Doubtful Commercial real estate:  multifamily loans  at September 30, 2024 compared to December 31, 2023 can be primarily attributed to two loans secured by apartments that were downgraded from Pass.

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

A summary of option activity under the 2012 Plan for the nine months ended September 30, 2024 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2023	383,865	$30.65
Plus: Options granted	—	—
Less:
Options exercised	(135,899)	24.26
Options expired	—	—
Options forfeited	(20,937)	23.27
Options outstanding at September 30, 2024	227,029	35.15	4.28	$5,594

Options fully vested and exercisable at September 30, 2024	133,519	$35.60	3.47	$3,230

Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2024 was $47,000 and $169,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2023 was $76,000 and $255,000, respectively. As of September 30, 2024, there was approximately $263,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.4 years.

On April 18, 2022, the Board adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the SAR Plan, however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of September 30, 2024, a total of 459,639 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the nine months ended September 30, 2024 is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
				(in Thousands)
SARs outstanding at December 31, 2023	465,250	$39.35
Plus: SARs granted	8,000	53.91
Less:
SARs exercised	(2,111)	39.33
SARs expired	—	—
SARs forfeited	(11,500)	39.33
SARs outstanding at September 30, 2024	459,639	39.60	7.79	9,278

SARs fully vested and exercisable at September 30, 2024	22,482	$39.33	7.75	460

The fair value of the liability for payments due to SAR holders at September 30, 2024 and December 31, 2023 is approximately $3,680,000 and $1,464,000, respectively, as calculated using a Black-Sholes-Merton pricing model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $847,000 and $2,271,000 for the three and nine months ended September 30, 2024, respectively. The expense recorded in connection with all grants under the SAR Plan totaled $219,000 and $649,000 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was approximately $8,813,000 in unrecognized liability related to non-vested SARs granted under the SAR Plan that will be recognized over a weighted average period of 7.8 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at September 30, 2024 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at September 30, 2024 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,253,172	$20,882	$(418,446)	$4,855,608	$4,855,608
Obligations of states and political subdivisions	156,923	941	(888)	156,976	156,976
Total investment securities	$5,410,095	$21,823	$(419,334)	$5,012,584	$5,012,584
(1)	Included in the carrying value of residential mortgage-backed securities are $986,323 of mortgage-backed securities issued by Ginnie Mae and $3,869,285 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2023 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$3,400	$—	$—	$3,400	$3,400
Total investment securities	$3,400	$—	$—	$3,400	$3,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,169,813	$9,541	$(519,255)	4,660,099	4,660,099
Obligations of states and political subdivisions	161,001	1,602	(361)	162,242	162,242
Total investment securities	$5,330,814	$11,143	$(519,616)	$4,822,341	$4,822,341
(1)	Included in the carrying value of residential mortgage-backed securities are $959,421 of mortgage-backed securities issued by Ginnie Mae and $3,700,678 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of investment securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$1,325	$1,325	$—	$—
Due after one year through five years	3,075	3,075	—	—
Due after five years through ten years	—	—	1,446	1,441
Due after ten years	—	—	155,477	155,535
Residential mortgage-backed securities	—	—	5,253,172	4,855,608
Total investment securities	$4,400	$4,400	$5,410,095	$5,012,584

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,832,243,000 and $1,626,862,000, respectively, at September 30, 2024.

Proceeds from the sales and calls of available-for-sale debt securities were $2,030,000 and $3,750,000 for the three and nine months ended September 30, 2024, respectively, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $1 and $1 were realized on the sales and calls for the three and nine months ended September 30, 2024, respectively. Proceeds from the sales and calls of available-for-sale debt securities were $1,595,000 and $2,045,000 for the three and nine months ended September 30, 2023, respectively, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $3 and $3 were realized on the sales and calls for the three and nine months ended September 30, 2023, respectively.

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2024, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$77,574	$(178)	$3,557,172	$(418,268)	$3,634,746	$(418,446)
Obligations of states and political subdivisions	42,567	(265)	59,005	(623)	101,572	(888)
	$120,141	$(443)	$3,616,177	$(418,891)	$3,736,318	$(419,334)

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at December 31, 2023, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$577,448	$(8,267)	$3,456,349	$(510,988)	$4,033,797	(519,255)
Obligations of states and political subdivisions	651	(1)	64,373	(360)	65,024	(361)
	$578,099	$(8,268)	$3,520,722	$(511,348)	$4,098,821	$(519,616)

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At September 30, 2024 and December 31, 2023, the balance in equity securities with readily determinable fair values recorded at fair value were $5,538,000 and $5,417,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023:

Three Months Ended
September 30, 2024
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$201
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$201

Three Months Ended
September 30, 2023
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(142)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(142)

Nine Months Ended
September 30, 2024
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$121
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$121

Nine Months Ended
September 30, 2023
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(200)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(200)

Other investments include equity and merchant banking investments held by our Subsidiary Banks and non-banking subsidiary entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying LIHTC projects. We are a limited partner in the partnerships and are not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $186,916,000 and $200,245,000 at September 30, 2024 and December 31, 2023, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $22,741,000 at September 30, 2024 and $34,126,000 at December 31, 2023 and are included in other liabilities on the consolidated financial statements. Tax credits and other tax benefits, as well as amortization expense associated with investments in qualified low-income housing partnerships are accounted for using the proportional amortization method of accounting. There was a total of $5,633,000 and $16,899,000 in estimated tax credits related to these investments for the three and nine months ended September 30, 2024, respectively, and $6,219,000 and $18,655,000 in estimated amortization related to these investments for the three and nine months ended September 30, 2024, respectively. There were no impairment losses recorded on tax equity investments during the three and nine months ended September 30, 2024 or September 30, 2023, respectively.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At September 30, 2024, other borrowed funds totaled $10,593,000 compared to $10,745,000 at December 31, 2023.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of September 30, 2024, we had four statutory business trusts under the laws of the State of Delaware (the “Trusts”), for the purpose of issuing trust preferred securities. The four Trusts each issued capital and common securities (“Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of September 30, 2024 and December 31, 2023, the principal amount of Debentures outstanding totaled $108,868,000, respectively.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At September 30, 2024 and December 31, 2023, the total $108,868,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at September 30, 2024:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	7.21%	SOFR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	7.16%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	7.21%	SOFR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	6.73%	SOFR	+	1.45	September 2037	September 2012
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

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.66 per share on February 28 and August 28, 2024, respectively, to record holders of our common stock on February 15 and August 14, 2024, respectively. We paid cash dividends of $0.63 per share on February 28 and August 25, 2023, respectively, to record holders of our common stock on February 15 and August 11, 2023, respectively.

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 20, 2024, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2024. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2024, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 4, 2024, a total of 13,711,689 shares had been repurchased under all programs at a cost of $415,258,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) established a new, comprehensive capital framework for U.S. banking organizations known as “Basel III,” consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which require bank holding companies and their subsidiary banks to maintain substantially more capital, with greater emphasis on common equity. The Basel III final capital framework requires a minimum ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (meaning, four-quarter trailing income, net of distributions and tax effects not reflected in net income). The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodologies for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of September 30, 2024, we continue to meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2024, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 22.18% on September 30, 2024 and 21.72% on December 31, 2023. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 18.33% and 17.46%, risk-weighted Tier 1 capital ratio of 22.85% and 22.39%, and risk-weighted total capital ratio of 24.10% and 23.65% at September 30, 2024 and December 31, 2023, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2024, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2024, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2023, which are included in our 2023 Annual Report. Operating results for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or any future period.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	September 30, 2024	December 31, 2023	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$15,892,312	$15,066,189	5.5%
Net loans	8,430,926	7,901,892	6.7
Deposits	12,101,055	11,824,554	2.3
Securities sold under repurchase agreements	706,258	530,416	33.2
Other borrowed funds	10,593	10,745	(1.4)
Junior subordinated deferrable interest debentures	108,868	108,868	—
Shareholders’ equity	2,749,416	2,447,774	12.3

Consolidated Statements of Income Information

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Interest income	$222,657	$204,175	9.1%	$650,418	$590,448	10.2%
Interest expense	54,715	36,847	48.5	154,637	91,480	69.0
Net interest income	167,942	167,328	0.4	495,781	498,968	(0.6)
Provision for probable loan losses	8,602	10,476	(17.9)	30,351	27,879	8.9
Non-interest income	43,842	45,385	(3.4)	129,604	123,449	5.0
Non-interest expense	76,215	71,200	7.0	219,966	206,763	6.4
Net income	99,772	103,264	(3.4)%	294,083	305,392	(3.7)%

Per common share:
Basic	$1.60	$1.66	(3.6)%	$4.73	$4.92	(3.9)%
Diluted	1.60	1.66	(3.6)	4.72	4.91	(3.9)

Net Income

Net income for the three months ended September 30, 2024 decreased by 3.4% compared to the same period of 2023. Net income for the nine months ended September 30, 2024 decreased by 3.7% compared to the same period of 2023. Net income for the first nine months of 2024 continues to be positively impacted by an increase in interest income earned on our investment and loan portfolios driven primarily by both an increase in the size of our investment and loan portfolios, and the current rate environment, which remains elevated as a result of FRB actions to raise interest rates in 2022 and 2023. Net interest income has been negatively impacted by an increase in interest expense, primarily driven by increases on rates paid on deposits. We continue to closely monitor and adjust rates paid on deposits to remain competitive to grow and retain deposits. Net income for the nine months ended September 30, 2024 was negatively impacted by an increase in our non-interest expenses driven by inflation and increased salary and compensation costs in order to attract and retain staff.

Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Interest Income:
Loans, including fees	$175,532	$158,534	10.7%	$512,225	$453,700	12.9%
Investment securities:
Taxable	40,105	34,598	15.9	113,505	96,582	17.5
Tax-exempt	1,534	1,561	(1.7)	4,619	4,708	(1.9)
Other interest income	5,486	9,482	(42.1)	20,069	35,458	(43.4)

Total interest income	222,657	204,175	9.1	650,418	590,448	10.2

Interest expense:
Savings deposits	20,869	15,042	38.7	61,416	41,514	47.9
Time deposits	25,607	15,610	64.0	70,333	34,067	106.5
Securities sold under Repurchase agreements	6,173	4,143	49.0	16,732	9,580	74.7
Other borrowings	74	71	4.2	213	213	—
Junior subordinated interest deferrable debentures	1,992	1,981	0.6	5,943	6,106	(2.7)

Total interest expense	54,715	36,847	48.5	154,637	91,480	69.0

Net interest income	$167,942	$167,328	0.4%	$495,781	$498,968	(0.6)%

The change in net interest income for the three and nine months ended September 30, 2024 can be attributed to an increase in interest income earned on our investment and loan portfolios. The increase in interest income is being driven by both an increase in the size of our investment and loan portfolios and the current rate environment, which remains elevated as a result of FRB actions to raise interest rates in 2022 and 2023. The recent small rate reduction in September 2024 is expected to have a minimal impact. The increase in interest income is being offset by an increase in interest expense as a result of changes in rates we are paying on deposits to remain competitive with rates offered by our competitors. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 46 for the September 30, 2024 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)

Service charges on deposit accounts	$18,660	$19,311	(3.4)%	$55,018	$54,939	0.1%
Other service charges, commissions and fees
Banking	14,762	14,314	3.1	43,880	42,761	2.6
Non-banking	2,308	2,302	0.3	7,475	6,837	9.3
Investment securities transactions, net	(1)	(3)	(66.7)	(1)	(3)	(66.7)
Other investment income (loss), net	4,180	3,598	16.2	8,852	3,653	142.3
Other income	3,933	5,863	(32.9)	14,380	15,262	(5.8)
Total non-interest income	$43,842	$45,385	(3.4)%	$129,604	$123,449	5.0%

Total non-interest income for the three months ended September 30, 2024 decreased by 3.4% compared to the same period of 2023 and increased 5.0% for the nine months ended September 30, 2024 compared to the same period of 2023. Non-interest income for the three and nine months ended September 30, 2023 was negatively impacted due to losses recorded on merchant banking investments and is reflected in other investments, net in the table above.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)

Employee compensation and benefits	$37,543	$34,773	8.0%	$109,039	$100,926	8.0%
Occupancy	7,746	6,268	23.6	20,109	18,598	8.1
Depreciation of bank premises and equipment	5,594	5,488	1.9	16,938	16,362	3.5
Professional fees	4,131	4,123	0.2	12,034	11,051	8.9
Deposit insurance assessments	1,731	1,744	(0.7)	5,126	7,575	(32.3)
Net operations, other real estate owned	1,136	(1,638)	(169.4)	1,463	(3,278)	(144.6)
Advertising	1,397	1,360	2.7	4,679	3,913	19.6
Software and software maintenance	4,820	5,081	(5.1)	15,783	14,978	5.4
Other	12,117	14,001	(13.5)	34,795	36,638	(5.0)

Total non-interest expense	$76,215	$71,200	7.0%	$219,966	$206,763	6.4%

Non-interest expense increased by 7.0% for the three months ended September 30, 2024 compared to the same period of 2023 and increased by 6.4% for the nine months ended September 30, 2024 compared to the same period of 2023. Non-interest expense continues to be primarily impacted by an increase in our employee compensation and benefits as we continue to adjust our compensation programs to retain our workforce and remain competitive in the current employment market. We also continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The ACL decreased 0.6% to $156,099,000 at September 30, 2024 from $157,069,000 at December 31, 2023. The decrease is primarily due to a charge-down of a credit secured by assets in the oil and gas industry in the first quarter of 2024. The provision for credit losses charged to expense decreased 17.9% to $8,602,000 for the three months ended September 30, 2024 compared to $10,476,000 for the same period of 2023. The provision for credit losses charged to expense increased 8.9% for the nine months ended September 30, 2024 to $30,351,000 compared to $27,879,000 for the same period of 2023. The credit loss charged to expense for the nine months ended September 30, 2024 has increased from the same period of 2023 in order to absorb the impact of the charge-down. We reduced the severity of some of the qualitative loss factors in certain pools of the portfolio for the March 31, 2024 ACL to encompass a slight improvement in economic uncertainty, resulting in a decrease in the required ACL. Upon further evaluation, no further changes to the qualitative loss factors were made for the September 30, 2024 ACL. The ACL was 1.82% of total loans at September 30, 2024 and 1.95% of total loans at December 31, 2023.

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

Loans

Total loans increased by 6.6% to $8,587,025,000 at September 30, 2024, from $8,058,961,000 at December 31, 2023. Commercial real estate loans have historically been the largest category in our loan portfolio and comprise approximately 66% and 65% of total loans at September 30, 2024 and December 31, 2023, respectively. The loans in this category primarily include owner- and non-owner-occupied commercial buildings such as shopping centers, warehouses, hotels and office buildings and are primarily geographically concentrated in central and south Texas and throughout Oklahoma. Commercial real estate loans generally carry a lower risk of loss; however, they may also be significantly more affected by changes in real estate markets or the general economy. We regularly monitor commercial real estate loan concentrations and also have processes and procedures in place to monitor economic conditions that may adversely affect our commercial real estate portfolio.

Deposits

Deposits increased by 2.3% to $12,101,055,000 at September 30, 2024, compared to $11,824,554,000 at December 31, 2023. Deposits have continued to fluctuate as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. The five separately charted banks within our holding company structure also allows us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On September 30, 2024, we had $15,892,312,000 of consolidated assets, of which approximately $175,361,000, or 1.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $180,695,000, or 1.2%, at December 31, 2023. Of the $175,361,000, 74.7% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 6.6% is secured by foreign real estate or other assets; and 18.7% is unsecured.

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

The estimation of the ACL is based on a loss-rate methodology that measures lifetime losses on loan pools that have similar risk characteristics. Loans that do not have similar risk characteristics are evaluated on an individual basis. The segmentation of the loan portfolio into pools requires a balancing process between capturing similar risk characteristics and containing sufficient loss history to provide meaningful results. Our segmentation starts at the general loan category with further sub-segmentation based on collateral types that may be of meaningful size and/or may contain sufficient differences in risk characteristics based on management’s judgement that would warrant further segmentation. Risk management begins with a strong and conservative lending policy that specifies lending limits that are well below allowable regulatory limits, provides highly restrictive lending authority to lending officers, and promotes judicious lending terms and diversification. The general loan categories along with primary risk characteristics used in our calculation are as follows:

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits significantly lower than regulatory thresholds that are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to the management of the borrower’s relationship and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance and, when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, who is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio.

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

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass credits are aggregated, and the credits in the Watch List—Substandard category remain in their own segment. For loans classified as Watch List—Doubtful, management evaluates these loans in accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” and, if deemed necessary, a specific reserve is allocated to the loan. The analysis of the amount of the specific reserve to be allocated is based on a variety of factors, including the borrower’s ability to pay, the economic conditions impacting the borrower’s industry and any collateral deficiency. If it is a collateral-dependent loan, the net realizable fair value of collateral will be evaluated for any deficiencies. Substantially all of our loans evaluated as Watch List—Doubtful are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan if such loan is not collateral dependent.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2024 and 2023 were securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open significant unused lines of credit in order to fund liquidity needs. We also maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be pledged to the FHLB, sold, or sold under agreements to repurchase to provide immediate liquidity. The following table summarizes our short-term balancing capacities net of balances outstanding:

September 30,
2024
(in Thousands)
Unsecured fed funds lines available from commercial banks	$50,000
Unused borrowings capacity from FHLB (1)	$2,718,662
Unused borrowings capacity under Federal Reserve discount window	$510,848
Unpledged investment securities (2)	$3,476,049

(1) FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and mortgage finance assets
(2) Market value

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At September 30, 2024, shareholders’ equity was $2,749,416,000 compared to $2,447,774,000 at December 31, 2023. The increase in shareholders’ equity can be primarily attributed to the retention of earnings.

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

In July 2013, the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) established a new, comprehensive capital framework for U.S. banking organizations known as “Basel III,” consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which require bank holding companies and their subsidiary banks to maintain substantially more capital, with greater emphasis on common equity. The Basel III final capital framework requires a minimum ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (meaning, four-quarter trailing income, net of distributions and tax effects not reflected in net income). The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodologies for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of September 30, 2024, we continue to meet all fully phased-in capital adequacy requirements.

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

As of September 30, 2024, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 22.18% on September 30, 2024 and 21.72% on December 31, 2023. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 18.33% and 17.46%, risk-weighted Tier 1 capital ratio of 22.85% and 22.39%, and risk-weighted total capital ratio of 24.10% and 23.65% at September 30, 2024 and December 31, 2023, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of September 30, 2024, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of September 30, 2024, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of September 30, 2024 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
September 30, 2024	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$252,711	$661,701	$3,951,133	$156,977	$5,022,522
Loans, net of non-accruals	7,117,702	189,175	442,442	737,187	8,486,506

Total earning assets	$7,370,413	$850,876	$4,393,575	$894,164	$13,509,028

Cumulative earning assets	$7,370,413	$8,221,289	$12,614,864	$13,509,028

Rate sensitive liabilities

Time deposits	$1,114,941	$1,524,023	$162,794	$3	$2,801,761
Other interest bearing deposits	4,577,367	—	—	—	4,577,367
Securities sold under repurchase agreements	695,158	11,100	—	—	706,258
Other borrowed funds	—	—	—	10,593	10,593
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$6,496,334	$1,535,123	$162,794	$10,596	$8,204,847

Cumulative sensitive liabilities	$6,496,334	$8,031,457	$8,194,251	$8,204,847

Repricing gap	$874,079	$(684,247)	$4,230,781	$883,568	$5,304,181
Cumulative repricing gap	874,079	189,832	4,420,613	5,304,181
Ratio of interest-sensitive assets to liabilities	1.13	0.55	26.99	84.39	1.65
Ratio of cumulative, interest-sensitive assets to liabilities	1.13	1.02	1.54	1.65

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2024, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 15 through 19 of our 2023 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 20, 2024, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2024. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the third quarter of 2024, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of November 4, 2024, a total of 13,711,689 shares had been repurchased under all programs at a cost of $415,258,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board. The following table includes information about common stock share repurchases for the quarter ended September 30, 2024.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
July 1 – July 31, 2024	1,852	$67.56	1,852	$149,875,000
August 1 – August 31, 2024	—	—	—	149,875,000
September 1 – September 30, 2024	1,892	63.66	1,892	149,754,000
Total	3,744	$65.59	3,744
(1)	The repurchase program was extended and increased on February 20, 2024 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2025.

Item 5. Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

104++ — Cover Page Interactive Data File (included in Exhibit 101)

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended September 30, 2024 and September 30, 2023; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	November 7, 2024	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	November 7, 2024	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer