Form 10-K
period 2024-12-31
INTERNATIONAL BANCSHARES CORP
filed 2025-02-27
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2024 was $3,557,308,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by The Nasdaq Stock Market.

As of February 24, 2025, there were 62,215,830 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to Shareholders for the fiscal year ended December 31, 2024 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2025 Annual Meeting of Shareholders (in Part III).

Part I

As used in this report, the words “Company,” “we,” “us,” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly-owned subsidiary banks, and its other subsidiaries. The information that follows may contain forward-looking statements, which involve various risks and uncertainties, including those identified in Item 1A (Risk Factors) of this Annual Report on Form 10-K, and are qualified as indicated under “Special Cautionary Notice Regarding Forward-Looking Information” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2024 Annual Report to Shareholders, which is filed as Exhibit 13 hereto and incorporated herein by reference. Our website address is www.ibc.com.

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

Our principal assets at December 31, 2024, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

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

Services, Human Capital, and Diversified Workplace Culture

Our Subsidiary Banks have historically focused on providing commercial banking services to small- and medium-sized businesses located in their trade areas and select international banking services. In recent years, however, our Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as opening branches in retail locations and shopping malls. Today, we have 166 facilities and 255 ATMs serving 75 communities in Texas and Oklahoma.

Through the Subsidiary Banks, we are engaged in the business of accepting checking and savings deposits and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. Some Subsidiary Banks are highly active in facilitating international trade along the United States border with Mexico and elsewhere. Our international banking business includes providing letters of credit, making commercial and industrial loans, and providing foreign-exchange services. Each Subsidiary Bank also offers other related services, such as credit cards, safety deposit boxes, collections, escrow services, drive-up and walk-up facilities, and other customary banking services.

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

As of December 31, 2024, we and our Subsidiary Banks employed approximately 2,103 persons full time and 233 persons part time. As of December 31, 2024, approximately 66% of our approximately 300-person officer management team have been with us for more than 15 years, and approximately 74% of those have been with us for more than 20 years.

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

While senior management is certainly expected to lead by example, our objective is to instill our mission and cultural values throughout our entire organization. We are as dedicated to each other as “one team” moving in the same direction as we are to the communities we serve. We teach and train our employees to understand the reality of our customers’ everyday business, and to provide practical solutions based on extensive experience, ingenuity, continuity, balance, integrity, intelligence, and very strong work ethic and technical skills, including significant bilingual capabilities. Our team approach allows us to nurture excellence in our staff to develop superior valuation skills so that each of our staff members better understand the risks and returns of transactions better than our competitors. We provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. We seek to develop superior skills at the transaction level, using a bottom-up approach to management. The use of pods, roundtables, and team huddles are fundamental to our approach.

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

We are committed to attracting, hiring, and retaining a diverse workforce that is representative of the communities in which we live and serve. As of December 31, 2024, approximately 75% of our workforce self-identified as Latino or Hispanic, and approximately 65% self-identified as women. We are committed to implementing initiatives designed to promote workforce development, professional growth, and fair opportunities for all applicants and employees in all of our employment practices, including but not limited to, hiring, promoting, transferring, and compensating without regard to sex, race, color, national origin, genetic information, citizenship status, age, religion, veteran, disability, or any other characteristic protected by law. We also conduct training programs on equal employment opportunities as well as training sessions that coach and develop talent to promote and retain a diverse workforce. Our commitment to fostering a workplace culture that attracts, develops, and retains a diverse and talented workforce is further underscored by our efforts to connect with and support minority and women’s organizations and educational institutions that serve significant minority or women student populations. We also participate in events to attract minorities and women and recruit them for available employment opportunities.

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

We also compete against non-bank entities, which serve as an alternative to traditional financial institutions. The percentage of bank-related services being provided by non-bank entities has increased during the last several years, driven by technological advancements and evolving consumer preferences. If the regulatory environment becomes more accommodating to non-bank financial-services providers, we may face heightened competitive challenges.

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 31%, 29% and 28% of the Subsidiary Banks’ total deposits for the three years ended December 31, 2024, 2023 and 2022, respectively. The imposition of tariffs and trade restrictions by the United States on Mexico may weaken the Mexican economy, potentially leading to lower deposit balances or increased withdrawals from our depositors domiciled in Mexico. In turn, a decline in our deposit base and liquidity could strain our ability to compete with other financial institutions that are less reliant on cross-border deposits. Similarly, in response to any increase in geopolitical tensions or strained U.S.-Mexico relations, depositors from Mexico may seek alternative financial institutions that are perceived as being more integrated within the Mexican financial industry, which could cause us to face increased competition.

Under the Financial Services Modernization Act of 1999, which is otherwise known as the Gramm-Leach-Bliley Act (GLBA), banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company, which may then serve its customers’ varied financial needs through a single corporate structure. The GLBA significantly changed the competitive environment in which we and our Subsidiary Banks conduct business. The financial services industry will become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may reduce the necessity of depository institutions and other financial intermediaries in the transfer of funds between parties. Additionally, as use of cryptocurrencies, blockchain technologies, and decentralized financial services gain broader regulatory approval, become more widely adopted by consumers, and become integrated into mainstream financial systems, we may be subject to additional competitive pressures from these alternative financial providers, which could reduce demand for the traditional banking services that we provide and attract customers away from traditional banking institutions like ours.

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

Congress, state legislatures and applicable federal and state regulatory agencies are continually reviewing such statutes, regulations, and policies. Any change in such laws or policies applicable to us and our subsidiaries could have a material adverse effect on our business, financial condition, or results of operations. Recent challenges to the scope of agencies’ regulatory authority have increased uncertainty with respect to the implementation, scope, and timing of regulatory reforms. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers, rather than the specific protection of our shareholders or creditors. Changes in the regulatory landscape that may accompany the recent change in presidential administration, including the potential restructuring or elimination of certain of the regulatory agencies that have historically regulated the banking industry, could create uncertainty regarding our compliance obligations and the rules by which our business operations will be governed.

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

FRB Approvals

As a registered bank holding company, we are subject to supervision by, among others, the FRB. As such, we are required to file with the FRB annual reports and other information regarding our business operations and those of our Subsidiary Banks. We are also subject to periodic examination by the FRB. Under the BHCA, a bank holding company is prohibited from acquiring direct or indirect control of any company that is not a bank or bank holding company, and must engage only in the business of banking, managing, or controlling banks and furnishing services to or performing services for its subsidiary banks, except where the FRB has determined the ownership to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto.

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

Anti-Money Laundering

Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (PATRIOT Act), substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain a risk-based anti-money laundering program that includes appropriate policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The PATRIOT Act also requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Anti-money laundering regulations are continually evolving. In May 2018, regulatory updates were imposed that require U.S. financial institutions to ascertain and document the beneficial owners of legal entity customers opening new accounts. Those 2018 requirements were supplemented by the Anti-Money Laundering Act of 2020 (AMLA) and, as part of the AMLA, the Corporate Transparency Act (CTA).

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

In September 2022, FinCEN finalized its regime for beneficial-ownership reporting under the CTA, which took effect on January 1, 2024.  Although FinCEN originally set a deadline of January 1, 2025, for entities to file beneficial-ownership reports, the filing deadline is on hold indefinitely due to ongoing litigation concerning the constitutionality of the CTA. Legislation to repeal the CTA has also been brought before Congress, and it is unclear if and when the CTA will be enforced.  If enforced, the CTA’s reporting rule would require corporations, limited liability companies, and similar entities to identify and report certain information concerning their beneficial owners, meaning the individuals who ultimately own or control them.  The CTA aims to combat money laundering, securities and tax fraud, terrorism financing, human and drug trafficking, counterfeiting, and other corrupt, nefarious activities by preventing bad actors from concealing their ownership of U.S. entities to advance their illicit operations. On February 20, 2024, FinCEN’s rule for implementing the access and safeguard provisions of the CTA took effect. Under the CTA’s access rule, a reporting company’s beneficial-ownership information is deemed confidential but can be disclosed by FinCEN to six categories of recipients, including financial institutions that are subject to customer due diligence obligations and have received the reporting company’s consent to access its beneficial-ownership information.

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

In late 2022, the CFPB issued an outline of proposed rules related to Section 1033 of Dodd-Frank, which requires the CFPB to implement regulations providing for the sharing of consumer financial information between financial institutions and consumer-authorized data recipients. In October 2023, the CFPB proposed a “Personal Financial Data Rights” rule, which aims to promote open, decentralized banking, protect consumers’ financial data from misuse, and foster competition in the banking industry. The CFPB published the final rule in October 2024. The rule requires financial institutions to make financial data regarding consumers’ transactions and accounts more accessible for consumers and authorized third parties acting on their behalf; implement authorization procedures for third parties seeking to access consumer data, including requiring third parties to commit to data limitations and compliance with the GLBA Safeguards Framework; establish operational, performance, and security standards related to data access; and advance fair, open, and inclusive industry standards to facilitate an open banking system. Depository institutions with less than $10 billion in assets must comply with the final rule by April 2028.

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

Company Dividends

Our holding company is regarded as a legal entity separate and distinct from our Subsidiary Banks and is subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The ability of our holding company to pay dividends is largely dependent on the amount of cash derived from dividends declared by our Subsidiary Banks.  The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital. Under FRB policy, bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The FRB has historically discouraged dividend payment ratios that are at the maximum allowable levels unless both asset quality and capital are strong.

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

At December 31, 2024, there was an aggregate of approximately $1,440,000,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2024, assuming that each of such banks continues to be classified as “well capitalized.”  Further, we could expend the entire $1,440,000,000 and continue to be classified as “well capitalized” under the capital rules applicable as of December 31, 2024.

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

The Dodd-Frank Act requires the federal banking agencies to jointly issue rules implementing the “source of strength” doctrine, but as of December 31, 2024, the FRB and other federal banking regulators have not yet issued such rules.

Deposit Insurance

All the Subsidiary Banks are examined by the FDIC, which currently insures the deposits of each Subsidiary Bank up to the applicable limits provided by law. The FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or uninsured condition to continue operations, or has violated any applicable law, regulation, rule, or order of condition imposed by the FDIC.

The FDIC uses a risk-based assessment system that imposes premiums based upon a matrix that considers a bank’s capital level and supervisory rating.

Our FDIC deposit insurance expense totaled $6,865,000, $6,285,000, and $6,987,000 in 2024, 2023 and 2022, respectively.

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

In November 2023, the FDIC issued a final rule to impose a special assessment meant to recover the losses to the DIF of roughly $16.3 billion that resulted from the FDIC invoking the systemic-risk exception in order to cover all of the uninsured deposits of two banks that failed in March 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated insured deposits. The special assessment is collected by the FDIC at a quarterly rate of 3.36 basis points over a total of eight anticipated quarterly assessment periods, with the FDIC collecting the first quarterly assessment on June 28, 2024. Banks with total assets under $5 billion will not be subject to the special assessment. Under the final rule, the estimated loss pursuant to the systemic-risk determination will be periodically adjusted, and the FDIC may cease collection early, extend the collection period, and impose a final shortfall special assessment on a one-time basis. None of our Subsidiary Banks are subject to the special assessment.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (leverage ratio) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4% - 5%.  Our leverage ratio at December 31, 2024 was 18.84%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of 5% as of December 31, 2024.

The federal bank regulatory agencies adopted regulations that mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended (FDIA). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the regulations, the highest of the five categories would be a well-capitalized institution with a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a Tier 1 leverage ratio of 5%. An institution would be prohibited from declaring any dividends, making any other capital distribution, or paying a management fee if the capital ratios drop below the levels for an adequately capitalized institution, which are 8%, 4%, and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Corporation  Improvement Act (FDICIA) mandate corrective actions be taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2024, our holding company and each of the Subsidiary Banks were classified as “well capitalized” under the applicable regulations.

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

The Basel III capital rules require most components of “Accumulated Other Comprehensive Income (Loss)” (AOCI) to be recognized in CET1, factoring into the calculation of CET1 all net unrealized gains (losses) on available for sale securities. The Basel III definition of CET1 also establishes the expectation that the majority of CET1 should be voting shares. Basel III strengthens the risk sensitivity of the regulatory capital treatment for various risk exposures, including a category of exposure created by Basel III known as “High Volatility Commercial Real Estate,” which has a risk weight of 150% and generally includes nonresidential real estate acquisition development or construction financing.

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

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to the Basel III regulatory capital framework, commonly called “Basel III endgame” or “Basel IV.”  The Basel IV standards make changes to the capital framework first introduced as “Basel III” in 2010 and aim to reduce excessive variability in banks’ calculations of risk-weighted assets and risk-weighted capital ratios.  Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. The U.S. has targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028.

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

As of December 31, 2024, each of our Subsidiary Banks are “well capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

State Enforcement Powers

The Banking Commissioners of Texas and Oklahoma may determine to close a Texas or Oklahoma state bank, respectively, if such Commissioner finds that the interests of depositors and creditors of the state bank are jeopardized through its current or imminent insolvency and that it is in the best interest of such depositors and creditors that the bank be closed. The Texas Department of Banking and Oklahoma State Banking Department have broad enforcement powers over our Subsidiary Banks, as applicable, including the power to impose orders, remove officers and directors, impose fines, and appoint supervisors and conservators.

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

In October 2023, the federal regulators adopted a joint final rule to strengthen and modernize the CRA regulations, which was consistent with the 2022 proposed rule.  Under the final rule, most of the CRA changes would only affect “large” banks with assets of more than $2 billion while allowing small and mid-sized banks to elect to be evaluated based on certain of the new rules. Although updates to the CRA’s implementing regulations were necessary to address the changes in the banking industry and the increase in online and mobile banking, the changes under the final rule included significant increases in data collection, testing, and evaluation metrics related to geography and assessment areas. The final CRA rule was set to take effect on April 1, 2024, with staggered compliance dates of January 1, 2026 and January 1, 2027.  However, on March 29, 2024, a federal court enjoined the enforcement of the new CRA regulations.  As a result, the previous CRA regulations continue to govern.

Proposed legislation was introduced in September 2022 that would have further revised the CRA by adding several new substantive and procedural requirements. If enacted, the legislation would have broadened the types of legal violations that affect CRA scores, require banks to form community advisory committees in each market they serve (based on metropolitan statistical areas), required proof of impact for community service and charity efforts to receive CRA credit, and required large banks to collect and report even more information related to borrower demographics. The proposed legislation would have also required regulators to consider a bank’s partnerships with non-depository lenders and “small-dollar” first-lien mortgages as part of CRA examinations. Like the October 2023 final regulatory revisions, the legislation focuses on applying fair-lending concepts to CRA obligations and examinations. Ultimately, however, the proposed legislation did not advance through the legislative process and was never passed.  Nevertheless, we will continue to monitor other legislative initiatives and their potential effect on the CRA regulations.

The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. Federal banking agencies make public a rating of a bank’s performance under the CRA. The Subsidiary Banks conduct an award-winning financial literacy program in their communities as part of their community outreach.

All of our Subsidiary Banks received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2025. “Large bank” now means a bank with total assets equal to or greater than $1.609 billion for December 31 of both of the prior two calendar years, “small bank” means a bank with assets of less than $1.609 billion as of December 31 of either of the prior two calendar years, and “intermediate small bank” means a bank with assets of at least $402 million as of December 31 of both of the prior two calendar years and less than $1.609 billion as of December 31 of either of the prior two calendar years. Two of our Subsidiary Banks are considered “intermediate small banks” and IBC, IBC Brownsville and IBC Oklahoma are considered “large banks” under the new asset thresholds.

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

The CFPB’s broad authority to issue, interpret, and enforce almost all federal consumer protection laws, and its issuance of applicable disclosure forms, may impact each of the Subsidiary Banks’ consumer compliance programs. The applicable consumer financial protection laws include, in part, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank-Act. The CFPB also has broad authority, among other matters, to declare acts or practices to be “unfair, deceptive, or abusive,” and to develop and require new consumer disclosures. The CFPB has issued and continues to issue numerous regulations under which IBC and the Subsidiary Banks will continue to incur additional expense in connection with ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

●	positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;

●	the CFPB’s final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;

●	positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which governs responsibilities and obligations related to consumer electronic funds transfers;

●	focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others;

●	the CFPB’s proposed Dodd-Frank Section 1033 consumer financial data sharing rule, which will require financial institutions to provide consumers and their authorized parties access to certain consumer financial data obtained and maintained by the financial institution; and

●	the CFPB’s continued focus on bank fees and charges, including supervision and enforcement actions and bulletins related to overdraft and non-sufficient funds fees.

In light of the current political climate in Washington, DC and changes in CFPB leadership in recent years, we cannot predict what additional actions may be taken by the CFPB with respect to its previous regulations, rulings, and decisions and any impact on our operations. In October 2022, the United States Court of Appeals for the Fifth Circuit held that the mechanism for funding the CFPB was an unconstitutional violation of the Appropriations Clause. In 2024, the United States Supreme Court overturned the Fifth Circuit Court’s ruling and held that the mechanism for funding the CFPB is constitutional. While that ruling maintained the existence of the CFPB, it is unclear how active the CFPB will be under the current administration, what authority it will maintain given the significant legal challenges it has had and continues to face, and what, if any, priorities it will have under its new leadership. The new administration has appointed the Treasury Secretary as acting director of the CFPB.

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

The National Institute of Standards and Technology (NIST) released a preliminary Framework for Improving Critical Infrastructure Cybersecurity (NIST Cybersecurity Framework) in 2014, and an update to that framework in 2018. In February 2024, the NIST Cybersecurity Framework 2.0 was released, which updated the original framework by expanding its scope to help organizations of all sizes and across sectors manage and mitigate cybersecurity risks and by emphasizing the importance of governance and supply chains in managing cybersecurity risks. Our Subsidiary Banks are expected to incorporate the NIST Cybersecurity Framework into their infrastructures and risk-management systems, which are also governed by FFIEC guidelines.

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

In October 2023, President Joe Biden issued an Executive Order (EO) on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (AI), which set new standards for AI safety and security, established guidelines and processes for the equitable use of AI, called on Congress to pass bipartisan data-privacy legislation, and directed federal agencies to take various actions to advance the safety, security, and trustworthiness of AI systems and to mitigate AI risks. Several of the directives in the EO involved the financial-services industry. For example, the EO directed the Secretary of the Treasury to prepare a public report advising financial institutions on best practices for managing AI-specific cybersecurity risks, and encouraged regulatory agencies to consider rulemaking to address the risks to financial stability and other risks that may result from using AI. Although President Trump ultimately rescinded President Biden’s AI EO on January 20, 2025, the prior EO demonstrates the types of executive actions related to AI that may impact the banking industry in the future.  On January 23, 2025, President Trump issued an EO entitled Removing Barriers to American Leadership in Artificial Intelligence, which encourages the development of AI systems that are void of ideological bias or social agendas and promotes American AI innovation. Although the EO does not include specific directives that impact the financial-services industry, the EO may encourage the development of AI technologies within the financial sector and cause financial institutions to evaluate whether existing AI systems adhere to the EO’s directive to be free from ideological bias or engineered social agendas.

Increasingly, state regulators are implementing additional privacy and cybersecurity standards and regulations. Recently, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and provide detailed requirements for such programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Effective January 1, 2020, Texas amended its data breach notification law, limiting the time frame for notifying individuals whose data has been compromised and requiring notice to the Texas Attorney General in certain circumstances.  In May 2023, Texas further amended its data breach notification law to revise the timing and method of notifying the Texas Attorney General of a cybersecurity breach. Pursuant to the amendment, notification of a breach must be submitted electronically to the Texas Attorney General using a form accessible from the Attorney General’s website, and the Attorney General must be notified as soon as practicable, but not later than 30 days following discovery of the breach. We expect state-level activity to continue in this area and will continue monitoring legislative developments in Texas and Oklahoma.

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

Section 23B of the FRA requires that the terms of affiliate transactions be comparable to terms of similar non-affiliate transactions. Among other things, the Dodd-Frank Act expands the limitations on affiliate transactions by expanding the definitions of “affiliate” and of “covered transactions,” which include debt obligations of an affiliate utilized as collateral. The Dodd-Frank Act also requires that the 10% of capital limit on covered transactions begin to apply to non-bank financial subsidiaries. “Covered transactions” are defined to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. While the Dodd-Frank Act’s changes to Sections 23A and 23B of the FRA became effective in 2012, the FRB has not amended Regulation W to reflect those changes. However, in March 2021, the FRB staff provided guidance (in the form of a memorandum and answers to frequently asked questions developed by the staff) indicating that Sections 23A and 23B of the FRA should be interpreted as having been amended by the Dodd-Frank Act and that the FRB is in the process of revising Regulation W to reflect the Dodd-Frank Act’s changes. Although no further amendments to Regulation W have been published to date, we will continue to monitor guidance and communication from the FRB for any future updates.

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

Mortgage Lending

The CFPB and other federal regulatory agencies have issued various amendments and updated interpretive rules over the past decade to clarify and enhance mortgage-lending regulations, especially regarding mortgage servicing standards, consumer protections, and disclosure requirements. Key updates over the years have included:  (i) the CFPB making multiple revisions to Regulation X and Regulation Z that have addressed force-placed insurance, early intervention, loss-mitigation requirements, and periodic statement requirements (ii) the CFPB issuing a final interpretive rule amending the mortgage servicing rules, clarifying the interaction of the Fair Debt Collection Practices Act (FDCPA), and addressing the insufficiency of hazard insurance; (iii) the CFPB, FRB, and OCC finalizing amendments to the official interpretations that implement special appraisal requirements for “higher-risk mortgages” or “higher-priced mortgages”; (iv) the CFPB modifying the TILA-RESPA Integrated Disclosure Rule implemented in Regulations X and Z to create tolerances for the total of payments and to provide guidance on sharing the integrated disclosures with various parties involved in the mortgage origination process; and (v) the CFPB issuing an interim final rule to give servicers more flexibility regarding when to communicate about foreclosure prevention options with borrowers who have requested a cease in communication under federal debt collection law and how to respond and communicate with potential successors in interest.

The CFPB and other federal regulators continue to issue guidance and regulatory updates that affect mortgage lending, including updated guidelines and proposed regulatory revisions that signal an ongoing focus on redlining and discrimination in mortgage lending, revisions to the CRA and greater oversight of property appraisals, and related algorithms and machine learning tools that can be used in the appraisal process.

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

In June 2023, the SEC included incentive-based compensation arrangements on its spring 2024 rulemaking agenda, signaling that a third round of proposed rulemaking on incentive-based compensation arrangements may occur. However, the SEC has not yet issued a new proposal. In May 2024, the OCC, the FDIC, the Federal Housing Finance Agency (FHFA), and the National Credit Union Administration (NCUA) re-proposed the 2016 proposed rule on incentive-based compensation arrangements. Once a final rule is developed, Section 956 of the Dodd-Frank Act requires the interagency rule to be approved by the FDIC, the OCC, the FHFA, the NCUA, the FRB, and the SEC. Given that the SEC and the FRB declined to join the other agencies in re-proposing the 2016 proposed rule, the likelihood of a final rule on incentive-based compensation arrangements being finalized and implemented remains uncertain.

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

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. Such changes could have a material effect on our business, including increasing our cost of doing business, affecting our compensation structure, or limiting or expanding permissible activities. We cannot predict whether any such changes will be adopted, and we cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of our operations. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act, but that have not yet been proposed or finalized. There is also the possibility that the Dodd-Frank Act or other federal laws may be revised by Congress in the future because certain bills have been introduced into Congress from time to time that would amend certain provisions of the Dodd-Frank Act, or other federal legislation relating to financial institutions. Similarly, it is possible that the legislatures of the State of Texas or the State of Oklahoma would amend applicable state laws relating to us or our Subsidiary Banks.

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

The determination of an appropriate level of loan loss allowance is an inherently complicated process and is based on numerous assumptions.  This allowance represents management’s best estimate of probable losses that may exist within our existing loan portfolio. The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. In addition, if future charge-offs exceed the allowance for probable loan losses, we may need to increase the allowance for probable loan losses. Any increases in the allowance for probable loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Our adoption of ASU 2016-13, as amended, on January 1, 2020 impacted our methodology for estimating the allowance for credit losses.  Adopting the CECL methodology pursuant to ASU 2016-03 increased our allowance for probable loan losses and resulted in a one-time cumulative-effect adjustment to retained earnings upon adoption. For additional information on the CECL methodology, see “Notes to Consolidated Financial Statements – (4) Allowance for Credit Losses” in our 2024 Annual Report to Shareholders, which is filed as Exhibit 13 hereto.

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

Further compounding the competition we face, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative, non-banking methods. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and related income. Technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and traditionally offered by banks. In particular, the activity of financial technology companies (fintechs) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products and a number of fintechs have applied to bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. The loss of revenue streams and the reduction of lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. In addition to the rise in fintechs, the financial-services industry has rapidly evolved with the rise of other alternative financial providers, including blockchain-based financial products and banking-as-a-service (BaaS) platforms, which offer digital banking products, mobile payment services, and decentralized financial services that compete with the services traditionally provided by banks.

The regulatory landscape for cryptocurrencies, decentralized finance, and fintech services remains uncertain and may create additional competitive challenges for traditional banks like ours.

The new presidential administration under President Donald Trump has embraced the adoption of digital assets and signaled more favorable federal regulation of cryptocurrencies and blockchain technologies aimed at ensuring the United States remains a global innovator in these areas. In his first week in office, President Trump signed an executive order entitled Strengthening American Leadership in Digital Financial Technology, which aims to “support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” In alignment with the new executive order, the SEC announced a “Crypto 2.0” dedicated to developing a clear regulatory framework for crypto assets.

If new regulations favor alternative financial products, we may face operational challenges and increased costs to remain competitive. Furthermore, if BaaS models continue to be more widely utilized by fintech companies to allow non-bank entities to expand into financial-service offerings, the need for traditional banking institutions may be reduced, which could cause us to experience a decline in customer acquisition and retention and increased pricing pressure in the financial-services industry, Additionally, as use of cryptocurrencies, blockchain technologies, and decentralized financial services gain broader regulatory approval, become more widely adopted by consumers, and become integrated into mainstream financial systems, we may be subject to additional competitive pressures from these alternative financial providers. which could reduce demand for the traditional banking services that we provide and draw customers away from traditional banking institutions like ours.

Customers, especially younger demographics, are increasingly embracing the use of digital wallets, crypto-based financial solutions, and peer-to-peer payment platforms as alternatives to traditional banking. A shift in customer preferences away from traditional deposit accounts and lending products may lead to a reduction in deposits, income generated through banking fees, and loan-origination opportunities, all of which could negatively impact our operations and ability to compete in the evolving financial-services industry.

Failure to successfully invest in, adapt to, integrate, and compete with technological developments, including new services and products that incorporate artificial intelligence (“AI”) into banking services and products, could impair our competitive position and adversely affect our business, revenue, and profitability.

The financial-services industry is experiencing rapid technological change driven by the advancement of AI.  We may face a competitive disadvantage if we are unable to adopt and adapt to developing AI-driven technologies as quickly or effectively as our peers, larger financial institutions, and fintech companies, who are becoming increasingly involved in the banking and financial-services sectors.  As customers grow to expect greater accessibility to AI banking solutions, including personalized financial-management tools, automated underwriting, and advanced fraud detection, failure to successfully invest in and incorporate AI into our banking offerings may cause us to fall short of meeting customer expectations for modernized, AI-powered financial services.  To stay competitively relevant, we must leverage AI to enhance efficiency, risk management, and customer satisfaction.  An inability to integrate AI solutions into our business and operations may make us unable to compete with institutions that can offer more sophisticated, technologically advanced financial products and services, which may hinder our rates of retaining and expanding our customer base.  Furthermore, our revenue and profitability could be negatively impacted by the costs associated with enhancing our existing systems, upgrading our existing technologies and product offerings, and integrating AI tools into our business and operational structure.

The development, adoption, and integration of AI in our banking services, processes, and products may subject us to increased technological risks, costs, uncertainties, and unpredictable outcomes while increasing our compliance costs and exposing us to new operational challenges.

AI-driven technologies are rapidly evolving and complex, and successfully integrating AI tools requires substantial investment, expertise, and continuous monitoring. Our adoption and implementation of AI tools into our banking services, processes, and products presents significant technological risks, uncertainties, and unpredictable outcomes that could result from errors or biases in AI models, data inconsistencies, compliance violations, unforeseen system failures, or operational disruptions. Flaws in our introduction and use of AI technologies could create unintended consequences, amplify our costs, and inadvertently expose us to security vulnerabilities and technological inefficiencies that could hamper the customer experience, negatively impact transaction processing, and undermine our risk-management processes.

Furthermore, as the use of AI continues to evolve in the banking industry, so too will the AI-related regulations governing the banking and financial-services sectors. Regulators may impose new compliance requirements concerning AI governance, model validation, ethical use of AI, cybersecurity, data privacy, and automated decision-making, which may increase our costs and administrative burdens and restrict our ability to utilize AI for banking services, such as customer engagement, credit underwriting, fraud detection, and other banking functions. Our ability to adopt new forms of technologies and AI may be thwarted by the emergence of complex industry-wide standards, uncertainties in the legislative and regulatory environment governing AI in banking, and difficulties in establishing proper governance and controls related to new AI technologies that are compliant with evolving regulatory requirements. Incorporating AI solutions and complying with emerging regulatory frameworks may require significant resources, time, and technological investment. Additionally, any errors in AI-based models that generate biased or inaccurate results could cause us to make uninformed business decisions based on faulty data, potentially leading to financial losses and operational inefficiencies, and to face regulatory scrutiny, reputational damage, or legal liability. Failure to comply with AI-related regulations or to effectively manage AI-related risks could adversely affect our business, financial condition, and results of operations.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions such as inflation and unemployment rates, market forces like geopolitical tensions and investor sentiment, and policy decisions made by the Federal Reserve and other governmental and regulatory agencies.  Changes in monetary policy, interest rates, the yield curve, or market-risk spreads, a prolonged inverted yield curve or instability in domestic or foreign financial markets could negatively influence the interest we receive on loans and securities, as well as the amount of interest we pay on deposits and borrowings. From March 2022 to July 2023, the Federal Reserve increased interest rates a total of eleven times, with the last hike occurring in July 2023 when target interest rates reached a range of 5.25% to 5.50%, with a benchmark rate at about 5.4%, the highest level in more than two decades. Although the Federal Reserve enacted three consecutive rate cuts in late 2024, reducing target interest rates to their current range of 4.25% to 4.50% by December 2024, the timing and extent of additional rate cuts remains uncertain. The Federal Reserve declined to implement additional rate cuts in January 2025 and tempered rate-cut expectations by lowering the projected number of rate cuts anticipated in 2025 from four to two rate cuts. Volatility in interest rates may impact our net interest income and the valuation of our assets and liabilities.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We are subject to or may become subject to extensive government regulation and supervision.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. These regulations affect our lending practices, capital structure, investment practices, dividend policy, data and privacy protection policies, and growth, among other things. The statutory and regulatory framework under which we operate has changed substantially over the years and will likely continue to do so.  These changes and other changes to statutes and regulations, including changes in the interpretation or implementation of statutes, regulations, or policies, could affect our operations in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Severe weather, natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. These events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, any such event(s) in, near, or affecting the markets we serve could have a material adverse effect on our business.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2024. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory, and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures, and operating plans in the future to compete more effectively. Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and/or new products and services, we may invest considerable time and resources. Initial timetables for the introduction and development of new lines of business and/or new products may not be achieved, and price and profitability targets may not prove feasible. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

A total of five FDIC-insured banks failed between March to November 2023, three of which occurred during a less than two-month period from March to May 2023, and two more failed in 2024. The collapse of those banks, coupled with lingering fears of an economic downturn and market instability, have eroded customer confidence in the banking system and caused widespread market volatility among publicly traded bank holding companies. The collapse of those banks, the resulting coverage by media organizations, and the rapid spread through social media of negative sentiments concerning the banking industry have caused customers to doubt the safety and soundness of financial institutions, especially regional and community banks, and created a threat of bank-run contagion. Our reputation and the confidence our customers have in our business may be damaged by adverse publicity and negative information regarding the wider financial-services industry generally. As a result, customers may choose to maintain deposits with larger financial institutions, to remove their deposits from the banking system altogether, or to invest in higher yielding, short-term fixed- income securities, which could adversely impact our liquidity, loan funding capacity, net interest margin, and results of operations. Although we have amplified our efforts to promote deposit insurance coverage with our customers, to proactively communicate with our customers in order to address any depository fears they may be experiencing as a result of the unrelated bank failures, and to implement policies for effectively managing our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking industry and negative customer or investor responses to such events.

Recent volatility in the banking industry could prompt new legislation, regulations, and policy changes that could cause us to be subjected to additional regulatory oversight and supervision.

Negative developments in the banking industry during 2023 and 2024, culminating in the failures of seven banks, prompted responses by the FDIC, the Federal Reserve, and the U.S. Treasury Secretary to protect the depositors of those failed institutions and to attempt to reinstate diminished public confidence in depository institutions. Congress and federal banking regulators have also intervened by initiating investigations into the root causes of the failures in an attempt to both understand and hold accountable the parties and policies responsible for the rapid banking crisis. Ultimately, congressional and regulatory oversight and supervision may result in the imposition of new legislation, regulations, and policy changes aimed at tightening risk-management practices, heightening standards for managing interest rate and liquidity risks, and minimizing financial contagion. While we cannot predict with certainty what interventions and initiatives legislators and regulatory agencies may pursue, any of the changes described above could affect our operations in substantial and unpredictable ways. Such changes could be subject to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition, and results of operations.

We do a significant amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of our Subsidiary Banks, and some of our Subsidiary Banks are highly active in facilitating international trade along the United States border with Mexico and elsewhere. The imposition of tariffs and trade restrictions by the United States on Mexico may weaken the Mexican economy, reduce cross-border trade, and ultimately negatively impact the financial wellbeing of our customer base in Mexico, potentially leading to lower deposit balances or increased withdrawals from our depositors domiciled in Mexico. In turn, a decline in our deposit base and liquidity could strain our ability to compete with other financial institutions that are less reliant on cross-border deposits. Furthermore, in response to any increase in geopolitical tensions or strained U.S.–Mexico relations, depositors from Mexico may seek alternative financial institutions that they consider to be more integrated within the Mexican financial industry, which could cause us to face increased competition. Declined economic activity in Mexico and cross-border trade resulting from the imposition of tariffs and trade restrictions may lead to lower deposit balances, increase the likelihood of loan defaults, and reduce the demand for the banking products and services that our Subsidiary Banks provide to customers domiciled in Mexico, reducing the circulating of money in our border communities as well as the major cities in Texas.

Macroeconomic conditions could have a material adverse effect on our business, results of operations, and financial condition.

Unfavorable macroeconomic conditions, including low productivity growth, declining business investment, inflationary pressures, fluctuating interests rates, concerns regarding the imposition of tariffs (including retaliatory tariffs in response to tariffs imposed by the United States), concerns regarding the level of U.S. debt, shifts in monetary and fiscal policy, strained international trade relations, and heightened geopolitical pressures, could negatively impact our business, results of operations, and financial condition. Economic downturns may cause reduced consumer and business banking activity, lower loan demand, increased credit risk, and higher loan deficiencies. Trade policies like tariffs and retaliatory measures, as well as geopolitical tensions in the U.S. and global markets, may cause disruptions to economic stability, affect businesses that participate in international trade, and increase market volatility.

Economic and inflationary pressure on consumers and prolonged uncertainty in the macroeconomic environment could result in changes in the spending, borrowing, and savings habits of consumers and businesses and may also weaken investor confidence, reduce capital markets activity, and increase regulatory scrutiny, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2024, we had approximately $108 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust. We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Some of the steps we have taken and processes we have implemented to assess, identify, and manage material risks from cybersecurity threats include the following:

•

Forming a Security Council Committee (SCC), which consists primarily of members of our management team and IT department, to develop and oversee our cybersecurity policies and infrastructure and establishing a multi-tiered reporting and governance system pursuant to which our SCC reports to our Service Center Board, which reports to our Risk Committee, which reports to our Board;

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

●	Communicating awareness and education of security risks, social engineering and scams affecting our customers through targeted marketing and social media messaging strategies and campaigns;
●	Monitoring electronic mail and other network intrusion attempts with various tools to identify and stop intrusion and malware threats;
●	Scanning and assessing vulnerabilities arising from software and hardware on our network infrastructure, ATMs, software applications, computers, copiers and other electronic assets to ensure that vulnerabilities are identified and resolved timely;
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

Governance

Security Council Committee. As part of our cybersecurity governance framework and for purposes of establishing and maintaining our ISSP, we have established an SCC, which consists of members of our management team and IT department. The SCC is subject to oversight by the Service Center Board, the Risk Committee, and the Board. The Risk Committee of the Board works directly with the SCC to develop and implement our policies and procedures concerning cybersecurity and data protection. As stated in the Risk Committee Charter, our Risk Committee reviews management reports on the adequacy of our data-governance activities and IT security program; evaluates risks related to customer information, significant outsourcing with third parties or Vendors, and operational outsourcing arrangements; reviews, evaluates, and updates our data-governance framework, processes, and systems for identifying, assessing, and managing data risks that impact critical business operations; and reviews and evaluates our overall risk-management framework.

The SCC meets at least quarterly to discuss its oversight of our cybersecurity policies and procedures, risk-management practices and controls, and efforts to mitigate and prevent cybersecurity risks. The SCC may meet more frequently if required by our Incident Response Plan to facilitate timely response, monitoring, risk-management, and recovery efforts. The SCC is also charged with periodically reporting to management, the Board, and the Risk Committee, the status, and results of our compliance with our security program, results of security assessments, and effectiveness of remediation activities.

Other Committees. In addition to the SCC and Risk Committees, we have established a Technology Committee, a Senior Management Committee, and a Business Continuity and Disaster Recovery (BC/DR) Committee. Each oversees aspects of our ISSP and coordinates with the SCC to implement various cybersecurity procedures.

Chief Information Security Officer. In addition to establishing the SCC and other committees, we designated a Chief Information Security Officer (CISO) to oversee all aspects of our IS policies, procedures, and controls. Our CISO reports to our Senior and Executive Management Committee, the SCC, the Risk Committee, and the Chairman of the Board.  At least annually, the CISO presents all of our IS policies to the Board.  The CISO is also tasked with maintaining an effective Security Awareness Program and providing training to our management, Board, and employees on an annual basis.  Additionally, the CISO meets with our Audit Committee on a quarterly basis to inform them of material cybersecurity-related regulatory updates and with our full Board on a monthly basis to discuss and provide pertinent regulatory information.

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

•	The CISO reports the incident to our executive management team, Service Center Board, and SCC.
•

Our CISO, executive management team, Service Center Board, and SCC evaluate the type and severity of the incident, review applicable legal and regulatory requirements for disclosing cybersecurity incidents, and determine whether, when, and to whom the incident must be reported.

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

Item 3. Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 15 of the Notes to Consolidated Financial Statements located on page 66 of the 2024 Annual Report to Shareholders, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

Item 4A. Executive Officers of the Registrant

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2025 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	82	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Dalia F. Martinez	64	Vice President of the Company since 2021, Executive Vice President of IBC	2021	
Judith I. Wawroski	50	Treasurer of the Company since 2017, Principal Financial Officer of the Company since 2017, Executive Vice President of IBC	2017	

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank IBC Laredo during the past five years.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 24 and 25 of our 2024 Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

The information set forth under the caption “Selected Financial Data” located on page 1 of our 2024 Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 24 of our 2024 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 15 through 20 of our 2024 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements located on pages 27 through 79 of our 2024 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 80 and 81 of our 2024 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer,  of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2024 consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2024. Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2024 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

International Bancshares Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Austin, Texas

February 27, 2025

Item 9B. Other Information

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

There is incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders (i) that portion entitled “ELECTION OF DIRECTORS,” (ii) that portion entitled “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) that portion entitled “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) that portion entitled “DELINQUENT SECTION 16(a) REPORTS.” There is also incorporated in this Item 10 by reference Item 4A of this report entitled “Executive Officers of the Registrant.”

The Company has adopted a Statement of Company Policy on Securities Trades by Directors, Officers and Employees of the Company, which promotes compliance with insider trading laws, rules, and regulations, and the listing standards applicable to the Company.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2025 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents
1.	Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2024 Annual Report to Shareholders filed as Exhibit 13 hereto and they include:

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated:
Statements of Condition as of December 31, 2024 and 2023

Statements of Income for the years ended December 31, 2024, 2023 and 2022

Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3a)*	—Articles of Incorporation of International Bancshares Corporation.
(3b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3f)*	—Amended and Restated By-Laws of International Bancshares Corporation.
(3g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)	—Description of the Registrant’s Securities.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)** (19)	—International Bancshares Corporation 2024 Annual Report —Statement of Company Policy on Securities Trades by Director’s Officers and Employees
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 24, 2025
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(97)	—International Bancshares Corporation Compensation Clawback Policy
101++	—Interactive Data File
104++	—Cover Page Interactive Data File

*	Previously filed
+	Executive Compensation Plans and Arrangements
**	Deemed filed only with respect to those portions thereof incorporated herein by reference
++

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2024, 2023 and 2022 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2024 and 2023, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (iv) Cover Page interactive data.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 4—	Description of Registrant’s Securities
Exhibit 13—	International Bancshares Corporation 2024 Annual Report, Exhibit 13, page 1
Exhibit 19—	Statement of Company Policy on Securities Trades by Directors, Officers and Employees
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 24, 2025
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31a—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31b—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32a—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32b—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97—	International Bancshares Corporation Compensation Clawback Policy
Exhibit 101—	Interactive Inline Data File

Exhibit 104—	Cover Page Inline Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 27, 2025

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Financial Officer)	February 27, 2025
/s/ Javier de anda Javier de Anda	Director	February 27, 2025
/s/ Doug Howland Doug Howland	Director	February 27, 2025

/s/ Rudolph M. Miles Rudolph M. Miles	Director	February 27, 2025

/s/ Larry Norton Larry Norton	Director	February 27, 2025

/s/ Roberto resendez Roberto Resendez	Director	February 27, 2025

/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 27, 2025
/s/ Diana G. Zuniga Diana G. Zuniga	Director	February 27, 2025