Form 10-Q
period 2025-03-31
INTERNATIONAL BANCSHARES CORP
filed 2025-05-05
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,141,936 shares outstanding at May 1, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$589,457	$352,652
Investment securities:
Held to maturity debt securities (Market value of $4,400 on March 31, 2025 and $4,400 on December 31, 2024)	4,400	4,400
Available for sale debt securities (Amortized cost of $5,447,375 on March 31, 2025 and $5,472,310 on December 31, 2024)	5,020,025	4,987,916
Equity securities with readily determinable fair values	5,461	5,394
Total investment securities	5,029,886	4,997,710
Loans	9,080,220	8,809,826
Less allowance for credit losses	(158,707)	(156,537)
Net loans	8,921,513	8,653,289
Bank premises and equipment, net	429,986	428,221
Accrued interest receivable	71,985	72,175
Other investments	366,598	356,735
Cash surrender value of life insurance policies	305,076	303,042
Goodwill	282,532	282,532
Other assets	272,602	292,496
Total assets	$16,269,635	$15,738,852

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2025	2024
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,781,727	$4,612,344
Savings and interest bearing demand	4,724,682	4,599,957
Time	2,945,678	2,899,543
Total deposits	12,452,087	12,111,844
Securities sold under repurchase agreements	589,957	535,322
Other borrowed funds	30,489	10,541
Junior subordinated deferrable interest debentures	108,868	108,868
Other liabilities	193,155	175,570
Total liabilities	13,374,556	12,942,145
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,625,629 shares on March 31, 2025 and 96,616,673 shares on December 31, 2024	96,626	96,617
Surplus	159,712	159,333
Retained earnings	3,409,519	3,356,177
Accumulated other comprehensive loss	(334,412)	(379,054)
	3,331,445	3,233,073
Less cost of shares in treasury, 34,407,674 shares on March 31, 2025 and 34,407,674 on December 31, 2024	(436,366)	(436,366)
Total shareholders’ equity	2,895,079	2,796,707
Total liabilities and shareholders’ equity	$16,269,635	$15,738,852

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans, including fees	$170,160	$168,328
Investment securities:
Taxable	40,932	36,263
Tax-exempt	1,527	1,546
Other interest income	2,020	5,952

Total interest income	214,639	212,089

Interest expense:
Savings deposits	20,450	19,916
Time deposits	25,500	21,276
Securities sold under repurchase agreements	4,304	5,240
Other borrowings	1,476	70
Junior subordinated deferrable interest debentures	1,690	1,979

Total interest expense	53,420	48,481

Net interest income	161,219	163,608

Credit loss expense	3,329	12,978

Net interest income after provision for credit losses	157,890	150,630

Non-interest income:
Service charges on deposit accounts	17,667	18,267
Other service charges, commissions and fees
Banking	14,065	14,475
Non-banking	2,335	2,274
Other investments (loss) income, net	(1,258)	1,623
Other income	4,194	5,603

Total non-interest income	$37,003	$42,242

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Non-interest expense:
Employee compensation and benefits	$38,611	$35,867
Occupancy	6,406	5,677
Depreciation of bank premises and equipment	5,613	5,629
Professional fees	3,571	3,691
Deposit insurance assessments	1,770	1,699
Net operations, other real estate owned	376	30
Advertising	1,721	1,820
Software and software maintenance	5,410	5,312
Other	10,297	9,918

Total non-interest expense	73,775	69,643

Income before income taxes	121,118	123,229

Provision for income taxes	24,226	25,898

Net income	$96,892	$97,331

Basic earnings per common share:

Weighted average number of shares outstanding	62,213,966	62,150,378
Net income per common share	$1.56	$1.57

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,304,991	62,267,293
Net income per common share	$1.56	$1.56

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$96,892	$97,331
Other comprehensive income (loss), net of tax:

Net change in unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $11,867 and $(5,863))	44,642	(22,056)
Total other comprehensive income (loss), net of tax	44,642	(22,056)

Comprehensive income	$141,534	$75,275

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2025 and 2024

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2024	96,617	$96,617	$159,333	$3,356,177	$(379,054)	$(436,366)	$2,796,707
Net income	—	—	—	96,892	—	—	96,892
Dividends:
Payable ($.70 per share)	—	—	—	(43,550)	—	—	(43,550)
Purchase of treasury stock (0 shares)	—	—	—	—	—	—	—
Exercise of stock options	9	9	334	—	—	—	343
Stock compensation expense recognized in earnings	—	—	45	—	—	—	45
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	44,642	—	44,642
Balance at March 31, 2025	96,626	$96,626	$159,712	$3,409,519	$(334,412)	$(436,366)	$2,895,079

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at December 31, 2023	96,467	$96,467		$155,511		$3,029,088		$(397,889)	$(435,403)	$2,447,774
Net income	—	—		—		97,331		—	—	97,331
Dividends:
Payable ($.66 per share)	—	—		—		(41,031)		—	—	(41,031)
Purchase of treasury stock (9,284 shares)	—	—	—	—	—	—	—	—	(495)	(495)
Exercise of stock options	103	103		2,190		—		—	—	2,293
Stock compensation expense recognized in earnings	—	—		74		—		—	—	74
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		(22,056)	—	(22,056)
Balance at March 31, 2024	96,570	$96,570		$157,775		$3,085,388		$(419,945)	$(435,898)	$2,483,890

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:

Net income	$96,892	$97,331

Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	3,329	12,978
Depreciation of bank premises and equipment	5,613	5,629
Gain on sale of bank premises and equipment	(6)	(2)
Gain on sale of other real estate owned	—	(258)
Accretion of investment securities discounts	(1,196)	(455)
Amortization of investment securities premiums	1,166	1,427
Unrealized (gain) loss on equity securities with readily determinable fair values	(67)	57
Stock based compensation expense	45	74
Loss (earnings) from affiliates and other investments	1,432	(955)
Deferred tax expense	405	6,278
Increase (decrease) in accrued interest receivable	190	(1,036)
Decrease (increase) in other assets	13,783	(9,587)
Increase in other liabilities	18,878	23,914

Net cash provided by operating activities	140,464	135,395

Investing activities:

Proceeds from maturities of securities	1,200	1,075
Proceeds from sales and calls of available for sale securities	3,505	1,720
Purchases of available for sale securities	(179,864)	(135,249)
Principal collected on mortgage backed securities	200,123	155,062
Net increase in loans	(271,706)	(80,879)
Purchases of other investments	(21,439)	(21,246)
Distributions from other investments	275	1,800
Purchases of bank premises and equipment	(7,378)	(6,541)
Proceeds from sales of bank premises and equipment	6	2
Proceeds from sales of other real estate owned	—	635

Net cash used in investing activities	$(275,278)	$(83,621)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2025	2024
Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$169,383	$(46,325)
Net increase in savings and interest bearing demand deposits	124,725	144,314
Net increase in time deposits	46,135	92,863
Net increase in securities sold under repurchase agreements	54,635	54,552
Net increase (decrease) in other borrowed funds	19,948	(50)
Purchase of treasury stock	—	(495)
Proceeds from stock transactions	343	2,293
Payments of cash dividends	(43,550)	(41,031)

Net cash provided by financing activities	371,619	206,121

Increase in cash and cash equivalents	236,805	257,895

Cash and cash equivalents at beginning of period	352,652	651,058

Cash and cash equivalents at end of period	$589,457	$908,953

Supplemental cash flow information:
Interest paid	$55,834	$48,181
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$153	$110

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our five wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our five wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, IBC Capital Corporation, and Diamond Beach Holdings, LLC. Our consolidated financial statements are unaudited but include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report to Shareholders on Form ARS for the fiscal year ended December 31, 2024, furnished to the U.S. Securities and Exchange Commission (“SEC”) on April 21, 2025 (our “2024 Annual Report”). Our consolidated statement of condition at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

We operate as one segment, banking. The chief operating decision maker (“CODM”) is our chief executive officer. The operating information used by our CODM for purposes of assessing performance and making operating decisions is the consolidated statements presented in this report. We have five active operating subsidiaries, the Subsidiary Banks. Our Subsidiary Banks offer all products and services on the same basis and on the same terms and operate in the same regulatory environment. We apply the provisions of ASC Topic 280, “Segment Reporting,” in determining our reportable segments and related disclosures.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2025 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,874,583	$—	$4,874,583	$—
States and political subdivisions	145,442	—	145,442	—
Equity Securities	5,461	5,461	—	—
	$5,025,486	$5,461	$5,020,025	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2024 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,835,176	$—	$4,835,176	$—
States and political subdivisions	152,740	—	152,740	—
Equity Securities	5,394	5,394	—	—
	$4,993,310	$5,394	$4,987,916	$—

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Our policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025.

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2025 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	March 31,	Assets	Inputs	Inputs	During
	2025	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$167,987	$—	$—	$167,987	$—
Other real estate owned	2,807	—	—	2,807	—

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2024 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2024	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$169,246	$—	$—	$169,246	$14,662
Other real estate owned	11,537	—	—	11,537	632

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

As of March 31, 2025, we had $164,472,000 of doubtful commercial collateral-dependent loans, of which $107,692,000 had an appraisal performed within the immediately preceding rolling twelve-month period, and of which $0 had an internal evaluation performed within the immediately preceding rolling twelve-month period. As of December 31, 2024, we had approximately $168,621,000 of doubtful commercial collateral-dependent loans, of which $110,583,000 had an appraisal performed within the immediately preceding rolling twelve-month period and of which $0 had an internal evaluation performed within the immediately preceding rolling twelve-month period.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three months ended March 31, 2025 and the twelve months ended December 31, 2024, we recorded $46,000 and $2,228,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three months ended March 31, 2025 and the twelve months ended December 31, 2024, we recorded $0 and $632,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2025 and December 31, 2024 are outlined below.

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

For variable rate performing loans, the carrying amount approximates fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At March 31, 2025 and December 31, 2024, the carrying amount of fixed rate performing loans was $1,257,044,000 and $1,216,156,000, respectively, and the estimated fair value was $1,171,394,000 and $1,154,862,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2025 and December 31, 2024. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At March 31, 2025 and December 31, 2024, the carrying amount of time deposits was $2,945,678,000 and $2,899,543,000, respectively, and the estimated fair value was $2,943,387,000 and $2,895,245,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at March 31, 2025 and December 31, 2024.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2025 and December 31, 2024.

Other Borrowed Funds

We currently have short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at March 31, 2025. The long-term borrowings outstanding at March 31, 2025 and December 31, 2024 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At March 31, 2025 and December 31, 2024, the carrying amount of the fixed rate long-term FHLB borrowings was $10,489,000 and $10,541,000, respectively, and the estimated fair value was $10,489,000 and $10,541,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type, at March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024

	(Dollars in Thousands)
Commercial, financial and agricultural	$5,263,791	$5,089,721
Real estate - mortgage	1,021,596	999,313
Real estate - construction	2,555,562	2,484,454
Consumer	52,111	49,777
Foreign	187,160	186,561
Total loans	$9,080,220	$8,809,826

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, who is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Commercial real estate construction development	$1,297,109	21.7%	$1,313,984	23.0%
Hotel	1,118,272	18.8	1,080,706	18.9
Retail multi-tenant	741,926	12.4	738,874	12.9
Lot development: residential and commercial lots	595,900	10.0	513,760	9.0
Warehouse	458,806	7.7	435,783	7.6
Office/Professional buildings	442,150	7.4	416,014	7.3
1 - 4 family construction	346,509	5.8	338,832	5.9
Multi-family	312,248	5.2	310,115	5.4
Owner occupied real estate	289,933	4.9	270,584	4.7
Commercial leased properties	231,454	3.9	194,023	3.4
Farmland	129,495	2.2	109,697	1.9
Total commercial real estate	$5,963,802	100.0%	$5,722,372	100.0%

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

Our internal Watch List report is segregated into the following categories: (i) Pass, (ii) Economic Monitoring, (iii) Special Review, (iv) Watch List—Pass, (v) Watch List—Substandard, and (vi) Watch List—Doubtful. Loans placed in the Economic Monitoring or Special Review categories reflect our opinion that the loans have potential weaknesses that require monitoring on a more frequent basis. Credits in those categories are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Pass category reflect our opinion that the credit contains weaknesses that represent a greater degree of risk, which warrants “extra attention.” Credits placed in this category are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Substandard category are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. Those credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which may jeopardize repayment of principal and interest under contractual terms. Furthermore, there is a possibility that we may sustain some future loss if such weaknesses are not corrected. Loans placed in the Watch List—Doubtful category have shown defined weaknesses and reflect our belief that it is likely, based on current information and events, that we will be unable to collect all principal and/or interest amounts contractually due. Loans placed in the Watch List—Doubtful category are placed on non-accrual when they are moved to that category.

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass category are aggregated, and the credits in the Watch List—Substandard category remain in their own segment. For loans classified as Watch List—Doubtful, management evaluates these credits in accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” and, if deemed necessary, a specific reserve is allocated to the loan. The analysis of the specific reserve is based on a variety of factors, including the borrower’s ability to pay, the economic conditions impacting the borrower’s industry and any collateral deficiency.  If it is a collateral-dependent loan, the net realizable fair value of collateral will be evaluated for any deficiencies. Substantially all of our loans evaluated as Watch List – Doubtful are measured using the fair value of collateral method.  In rare cases, we may use other methods to determine the specific reserve of a loan if such loan is not collateral dependent.

Within each collectively evaluated pool, the robustness of the lifetime historical loss-rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment. Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss-rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies and non-accruals, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions. Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics, geopolitical events and large loans. The large loan operational risk factor was added to our ACL calculation beginning in the second quarter of 2023. Because of the magnitude of large loans, they pose a higher risk of default. Recognizing this risk and establishing an operational risk factor to capture that risk, is prudent action in the current economic environment. Large loans are usually part of a larger relationship with collateral that is pledged across the relationship. Defaulting on a larger loan may therefore jeopardize an entire collateral relationship. The current economic environment has created challenges for borrowers to service their debt. Increasing capitalization rates, elevated office vacancies, an upward trend in apartment vacancies and significant increases in interest rates are all contributing to the elevated risk in large loans. Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of future credit loss expense.

We have elected to not measure an ACL for accrued interest receivable given our timely approach in identifying and writing off uncollectible accrued interest. An ACL for off-balance sheet exposure is derived from a projected usage rate of any unfunded commitment multiplied by the historical loss-rate, plus model risk adjustment, if any, of the on-balance sheet loan pools.

Our management continually reviews the ACL of the Subsidiary Banks using the amounts determined from the estimates established on specific doubtful loans, the estimate established on quantitative historical loss percentages, and the estimate based on qualitative current conditions and reasonable and supportable two-year forecasted data. Our methodology reverts to the average lifetime loss-rate beyond the forecast period when we can no longer develop reasonable and supportable forecasts. Should any of the factors considered by management in evaluating the adequacy of the estimate for current expected credit losses change, our estimate of current expected credit losses could also change, which could affect the level of future credit loss expense. While the calculation of our ACL utilizes management’s best judgment and all information reasonably available, the adequacy of the ACL is dependent on a variety of factors beyond our control, including, among other things, the performance of the entire loan portfolio, the economy, government actions, changes in interest rates, and the view of regulatory authorities towards loan classifications.

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended March 31, 2025
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2024	$29,853	$60,639	$43,990	$4,869	$5,528	$10,031	$281	$1,346	$156,537
Losses charged to allowance	(1,788)	—	—	—	(46)	(120)	(45)	—	(1,999)
Recoveries credited to allowance	821	—	6	—	2	7	4	—	840
Net (losses) recoveries charged to allowance	(967)	—	6	—	(44)	(113)	(41)	—	(1,159)

Credit loss expense	60	1,226	1,671	(12)	185	159	22	18	3,329

Balance at March 31, 2025	$28,946	$61,865	$45,667	$4,857	$5,669	$10,077	$262	$1,364	$158,707

	Three Months Ended March 31, 2024
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2023	$35,550	$55,291	$42,703	$5,088	$5,812	$11,024	$318	$1,283	$157,069

Losses charged to allowance	(27,741)	—	—	—	(45)	—	(38)	—	(27,824)
Recoveries credited to allowance	555	—	4	—	2	9	5	—	575
Net (losses) recoveries charged to allowance	(27,186)	—	4	—	(43)	9	(33)	—	(27,249)

Credit loss expense	18,312	(194)	(3,305)	(1,320)	(12)	(385)	28	(146)	12,978

Balance at March 31, 2024	$26,676	$55,097	$39,402	$3,768	$5,757	$10,648	$313	$1,137	$142,798

The increase in losses charged to the ACL for the three months ended March 31, 2024 in the Commercial category can be attributed to a charge-down on one loan secured primarily by equipment and pipeline infrastructure used in the oil and gas industry. The credit has been classified as Watch List—Doubtful since the end of 2022 at which time, and going forward, we have evaluated our loss exposure and adjusted reserves accordingly. We also continued to attempt to work with our customer during that period; however, those negotiations came to a halt late in the third quarter of 2023 when the customer declared bankruptcy. In March 2024, the bankruptcy court awarded the winning bid at foreclosure for the assets collateralizing the loan to a principal owner of the business. The bid was not for the full carrying value of the loan and resulted in a charge-down of approximately $25.6 million. We expect to recover a portion of the charge-down by pursuing repayment from the guarantor of the credit through a binding arbitration process. No changes to the qualitative loss factors were made for the March 31, 2025 ACL.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$49,271	$400	$1,825,399	$28,546
Commercial real estate: other construction & land development	8,122	8,122	2,547,440	53,743
Commercial real estate: farmland & commercial	64,200	8,228	3,013,106	37,439
Commercial real estate: multifamily	43,303	1,882	268,512	2,975
Residential: first lien	41	—	543,011	5,669
Residential: junior lien	141	—	478,403	10,077
Consumer	—	—	52,111	262
Foreign	—	—	187,160	1,364

Total	$165,078	$18,632	$8,915,142	$140,075

	December 31, 2024
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$52,110	$400	$1,799,693	$29,453
Commercial real estate: other construction & land development	8,195	8,122	2,476,259	52,517
Commercial real estate: farmland & commercial	65,733	8,228	2,862,070	35,762
Commercial real estate: multifamily	42,964	1,882	267,151	2,987
Residential: first lien	45	—	530,039	5,528
Residential: junior lien	141	—	469,088	10,031
Consumer	—	—	49,777	281
Foreign	—	—	186,561	1,346

Total	$169,188	$18,632	$8,640,638	$137,905

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024

	(Dollars in Thousands)
	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance
Domestic
Commercial	$49,271	$48,487	$52,110	$51,276
Commercial real estate: other construction & land development	8,122	—	8,195	73
Commercial real estate: farmland & commercial	64,200	24,267	65,733	24,757
Commercial real estate: multifamily	43,303	5,071	42,964	73
Residential: first lien	126	126	134	134
Total non-accrual loans	$165,022	$77,951	$169,136	$76,313

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under current accounting standards to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions. For the three months ended March 31, 2025, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at March 31, 2025 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2025 and December 31, 2024:

	March 31, 2025
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$9,087	$1,348	$47,039	$189	$57,474	$1,817,196	$1,874,670
Commercial real estate: other construction & land development	1,120	986	8,122	—	10,228	2,545,334	2,555,562
Commercial real estate: farmland & commercial	4,806	407	17,091	764	22,304	3,055,002	3,077,306
Commercial real estate: multifamily	70	268	—	—	338	311,477	311,815
Residential: first lien	5,539	2,097	2,836	2,758	10,472	532,581	543,053
Residential: junior lien	2,403	467	2,269	2,269	5,139	473,404	478,543
Consumer	140	36	14	14	190	51,921	52,111
Foreign	1,253	2,603	102	102	3,958	183,202	187,160
Total past due loans	$24,418	$8,212	$77,473	$6,096	$110,103	$8,970,117	$9,080,220

	December 31, 2024
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$4,070	$51,577	$579	$534	$56,226	$1,795,577	$1,851,803
Commercial real estate: other construction & land development	2,421	15	8,122	—	10,558	2,473,896	2,484,454
Commercial real estate: farmland & commercial	1,221	—	26,416	262	27,637	2,900,166	2,927,803
Commercial real estate: multifamily	—	270	25,064	—	25,334	284,781	310,115
Residential: first lien	4,763	1,337	3,631	3,542	9,731	520,353	530,084
Residential: junior lien	2,599	1,544	2,000	2,000	6,143	463,086	469,229
Consumer	122	32	16	16	170	49,607	49,777
Foreign	816	1,992	339	339	3,147	183,414	186,561
Total past due loans	$16,012	$56,767	$66,167	$6,693	$138,946	$8,670,880	$8,809,826

The increase in Commercial loans past due 90 days or more can be attributed to two loans secured by commercial properties that were placed on non-accrual in the fourth quarter of 2024 and are more than 90 days past due. The two loans were past due less than 90 days at December 31, 2024 as reflected in the table above. The decrease in commercial real estate: multifamily loans past due 90 days or greater can be primarily attributed to two loans secured by apartments that are on non-accrual that were brought current during the non-accrual period.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at March 31, 2025 and December 31, 2024 is presented below:

	2025	2024	2023	2022	2021	Prior	Total

	(Dollars in Thousands)
Balance at March 31, 2025
Domestic
Commercial
Pass	$444,346	$603,198	$345,660	$124,736	$196,585	$97,956	$1,812,481
Watch List - Pass	11,113	—	—	—	—	—	11,113
Watch List - Substandard	—	1,281	306	73	108	37	1,805
Watch List - Doubtful	1,606	784	46,875	6	—	—	49,271
Total Commercial	$457,065	$605,263	$392,841	$124,815	$196,693	$97,993	$1,874,670
Commercial
Current-period gross writeoffs	$1,788	$—	$—	$—	$—	$—	$1,788
Commercial real estate: other construction & land development
Pass	$311,621	$1,005,927	$865,392	$242,284	$90,210	$14,482	$2,529,916
Special Review	17,246	—	—	—	—	—	17,246
Watch List - Substandard	—	278	—	—	—	—	278
Watch List - Doubtful	—	—	—	8,122	—	—	8,122
Total Commercial real estate: other construction & land development	$328,867	$1,006,205	$865,392	$250,406	$90,210	$14,482	$2,555,562
Commercial real estate: farmland & commercial
Pass	$223,037	$771,642	$617,619	$545,587	$309,890	$437,188	$2,904,963
Special Review	—	18,538	67,247	—	—	—	85,785
Watch List - Pass	16,138	203	—	—	—	1	16,342
Watch List - Substandard	—	2,318	863	2,480	—	355	6,016
Watch List - Doubtful	—	51,555	—	12,645	—	—	64,200
Total Commercial real estate: farmland & commercial	$239,175	$844,256	$685,729	$560,712	$309,890	$437,544	$3,077,306
Commercial real estate: multifamily
Pass	$4,604	$40,838	$23,181	$108,514	$57,839	$33,536	$268,512
Watch List - Doubtful	13,168	30,135	—	—	—	—	43,303
Total Commercial real estate: multifamily	$17,772	$70,973	$23,181	$108,514	$57,839	$33,536	$311,815
Residential: first lien
Pass	$112,560	$103,962	$110,922	$76,574	$49,517	$88,841	$542,376
Watch List - Substandard	—	337	—	—	299	—	636
Watch List - Doubtful	—	22	—	19	—	—	41
Total Residential: first lien	$112,560	$104,321	$110,922	$76,593	$49,816	$88,841	$543,053
Residential: first lien
Current-period gross writeoffs	$46	$—	$—	$—	$—	$—	$46
Residential: junior lien
Pass	$25,867	$90,146	$69,851	$62,805	$68,504	$161,229	$478,402
Watch List- Doubtful	—	141	—	—	—	—	141
Total Residential: junior lien	$25,867	$90,287	$69,851	$62,805	$68,504	$161,229	$478,543
Residential: junior lien
Current-period gross writeoffs	$120	$—	$—	$—	$—	$—	$120
Consumer
Pass	$16,345	$27,612	$5,616	$738	$367	$1,433	$52,111
Total Consumer	$16,345	$27,612	$5,616	$738	$367	$1,433	$52,111
Consumer
Current-period gross writeoffs	$33	$11	$—	$—	$—	$1	$45
Foreign
Pass	$32,909	$97,260	$27,059	$16,117	$6,800	$7,015	$187,160
Total Foreign	$32,909	$97,260	$27,059	$16,117	$6,800	$7,015	$187,160
Total Loans	$1,230,560	$2,846,177	$2,180,591	$1,200,700	$780,119	$842,073	$9,080,220

	2024	2023	2022	2021	2020	Prior	Total

	(Dollars in Thousands)
Balance at December 31, 2024
Domestic
Commercial
Pass	$993,045	$343,212	$135,057	$214,702	$37,670	$63,030	$1,786,716
Special Review	—	—	—	—	—	—	—
Watch List - Pass	—	11,113	—	—	—	—	11,113
Watch List - Substandard	1,341	327	74	122	—	—	1,864
Watch List - Doubtful	881	51,184	45	—	—	—	52,110
Total Commercial	$995,267	$405,836	$135,176	$214,824	$37,670	$63,030	$1,851,803
Commercial
Current-period gross writeoffs	$5,711	$2,689	$25,686	$44	$14	$5	$34,149
Commercial real estate: other construction & land development
Pass	$1,029,399	$921,180	$322,348	$144,221	$39,908	$2,925	$2,459,981
Special Review	—	16,000	—	—	—	—	16,000
Watch List - Substandard	278	—	—	—	—	—	278
Watch List - Doubtful	73	—	8,122	—	—	—	8,195
Total Commercial real estate: other construction & land development	$1,029,750	$937,180	$330,470	$144,221	$39,908	$2,925	$2,484,454
Commercial real estate: other construction & land development
Current-period gross writeoffs	$—	$1,146	$1,082	$—	$—	$—	$2,228
Commercial real estate: farmland & commercial
Pass	$814,273	$631,806	$531,035	$312,757	$220,510	$245,334	$2,755,715
Special Review	643	67,567	—	—	—	—	68,210
Watch List - Pass	16,490	—	—	—	—	—	16,490
Watch List - Substandard	18,934	242	2,122	—	357	—	21,655
Watch List - Doubtful	52,973	115	12,645	—	—	—	65,733
Total Commercial real estate: farmland & commercial	$903,313	$699,730	$545,802	$312,757	$220,867	$245,334	$2,927,803
Commercial real estate: farmland & commercial
Commercial real estate: multifamily
Pass	$90,092	$11,538	$108,830	$18,621	$8,198	$29,871	$267,150
Watch List - Doubtful	17,901	25,064	—	—	—	—	42,965
Total Commercial real estate: multifamily	$107,993	$36,602	$108,830	$18,621	$8,198	$29,871	$310,115
Commercial real estate: multifamily
Residential: first lien
Pass	$180,743	$107,100	$81,618	$57,503	$29,316	$73,390	$529,670
Watch List - Substandard	95	—	—	274	—	—	369
Watch List - Doubtful	23	—	22	—	—	—	45
Total Residential: first lien	$180,861	$107,100	$81,640	$57,777	$29,316	$73,390	$530,084
Residential: first lien
Current-period gross writeoffs	$—	$—	$—	$—	$—	$46	$46
Residential: junior lien
Pass	$91,202	$73,740	$65,144	$70,969	$65,799	$102,234	$469,088
Watch List- Doubtful	141	—	—	—	—	—	141
Total Residential: junior lien	$91,343	$73,740	$65,144	$70,969	$65,799	$102,234	$469,229
Residential: junior lien
Consumer
Pass	$38,778	$8,137	$904	$422	$22	$1,514	$49,777
Total Consumer	$38,778	$8,137	$904	$422	$22	$1,514	$49,777
Consumer
Current-period gross writeoffs	$43	$120	$22	$—	$—	$—	$185
Foreign
Pass	$124,716	$30,648	$16,877	$6,962	$2,879	$4,479	$186,561
Total Foreign	$124,716	$30,648	$16,877	$6,962	$2,879	$4,479	$186,561
Foreign
Total Loans	$3,472,021	$2,298,973	$1,284,843	$826,553	$404,659	$522,777	$8,809,826

The decrease in Watch List – Substandard Commercial real estate: farmland & commercial loans at March 31, 2025 can be primarily attributed to a change in classification on two loans in one relationship secured by hotels.  The loans were upgraded to Special Review during the first quarter of 2025.

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

A summary of option activity under the 2012 Plan for the three months ended March 31, 2025 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2024	212,155	$35.27
Plus: Options granted	—	—
Less:
Options exercised	(8,956)	38.33
Options expired	—	—
Options forfeited	(1,375)	38.75
Options outstanding at March 31, 2025	201,824	35.11	3.90	$5,642

Options fully vested and exercisable at March 31, 2025	121,704	$35.22	3.21	$3,388

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2025 was $45,000. Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2024 was $74,000. As of March 31, 2025, there was approximately $173,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.4 years.

On April 18, 2022, the Board adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the SAR Plan, however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of March 31, 2025, a total of 452,127 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the three months ended March 31, 2025 is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
				(in Thousands)
SARs outstanding at December 31, 2024	456,702	$39.61
Plus: SARs granted	—
Less:
SARs exercised	(175)	39.33
SARs expired	—	—
SARs forfeited	(4,400)	39.33
SARs outstanding at March 31, 2025	452,127	39.61	7.29	$10,603

SARs fully vested and exercisable at March 31, 2025	22,206	$39.35	7.25	$526

The fair value of the liability for payments due to SAR holders at March 31, 2025 and December 31, 2024 is approximately $4,924,000 and $4,540,000, respectively, as calculated using a Black-Sholes-Merton pricing model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $388,000 for the three months ended March 31, 2025. The expense recorded in connection with all grants under the SAR Plan totaled $1,080,000 for the three months ended March 31, 2024. As of March 31, 2025, there was approximately $7,826,000 in unrecognized liability related to non-vested SARs granted under the SAR Plan that will be recognized over a weighted average period of 7.3 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at March 31, 2025 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at March 31, 2025 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,294,142	$19,657	$(439,216)	$4,874,583	$4,874,583
Obligations of states and political subdivisions	153,233	22	(7,813)	145,442	145,442
Total investment securities	$5,447,375	$19,679	$(447,029)	$5,020,025	$5,020,025
(1)	Included in the carrying value of residential mortgage-backed securities are $967,114 of mortgage-backed securities issued by Ginnie Mae and $3,907,469 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2024 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,315,488	$8,858	$(489,170)	4,835,176	4,835,176
Obligations of states and political subdivisions	156,822	331	(4,413)	152,740	152,740
Total investment securities	$5,472,310	$9,189	$(493,583)	$4,987,916	$4,987,916
(1)	Included in the carrying value of residential mortgage-backed securities are $1,001,184 of mortgage-backed securities issued by Ginnie Mae and $3,833,992 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of investment securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$2,200	$2,200	$—	$—
Due after one year through five years	2,200	2,200	—	—
Due after five years through ten years	—	—	2,240	2,218
Due after ten years	—	—	150,993	143,224
Residential mortgage-backed securities	—	—	5,294,142	4,874,583
Total investment securities	$4,400	$4,400	$5,447,375	$5,020,025

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,854,987,000 and $1,630,062,000, respectively, at March 31, 2025.

Proceeds from the sales and calls of available-for-sale debt securities were $3,505,000 for the three months ended March 31, 2025, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2025. Proceeds from the sales and calls of available-for-sale debt securities were $1,720,000 for the three months ended March 31, 2024 which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2024.

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2025, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$191,046	$(781)	$3,280,703	$(438,435)	$3,471,749	$(439,216)
Obligations of states and political subdivisions	25,007	(1,289)	93,976	(6,524)	118,983	(7,813)
	$216,053	$(2,070)	$3,374,679	$(444,959)	$3,590,732	$(447,029)

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at December 31, 2024, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$544,375	$(4,126)	$3,358,586	$(485,044)	$3,902,961	$(489,170)
Obligations of states and political subdivisions	66,450	(2,389)	57,551	(2,024)	124,001	(4,413)
	$610,825	$(6,515)	$3,416,137	$(487,068)	$4,026,962	$(493,583)

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At March 31, 2025 and December 31, 2024, the balance in equity securities with readily determinable fair values recorded at fair value were $5,461,000 and $5,394,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and the three months ended March 31, 2024:

Three Months Ended
March 31, 2025
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$67
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$67

Three Months Ended
March 31, 2024
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(57)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(57)

Other investments include equity and merchant banking investments held by our Subsidiary Banks and non-banking subsidiary entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying LIHTC projects. We are a limited partner in the partnerships and are not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $187,040,000 and $186,369,000 at March 31, 2025 and December 31, 2024, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $23,772,000 at March 31, 2025 and $25,064,000 at December 31, 2024 and are included in other liabilities on the consolidated financial statements. Tax credits and other tax benefits, as well as amortization expense associated with investments in qualified low-income housing partnerships are accounted for using the proportional amortization method of accounting. There was a total of $8,141,000 in estimated tax credits related to these investments for the three months ended March 31, 2025 and $6,542,000 in estimated amortization related to these investments for the three months ended March 31, 2025. There was no non-income tax related activity associated with these investments recorded for the three months ended March 31, 2024. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2025 or March 31, 2024, respectively.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At March 31, 2025, other borrowed funds totaled $30,489,000 compared to $10,541,000 at December 31, 2024.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of March 31, 2025, we had four statutory business trusts under the laws of the State of Delaware (the “Trusts”), for the purpose of issuing trust preferred securities. The four Trusts each issued capital and common securities (“Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of March 31, 2025 and December 31, 2024, the principal amount of Debentures outstanding totaled $108,868,000, respectively.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At March 31, 2025 and December 31, 2024, the total $108,868,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2025:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	6.19%	SOFR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	6.20%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	6.19%	SOFR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	6.03%	SOFR	+	1.45	September 2037	September 2012
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

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.70 per share on February 28, 2025 to record holders of our common stock on February 14, 2025. We paid cash dividends of $0.66 per share on February 28, 2024 to record holders of our common stock on February 15, 2024.

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2025, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2025. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2025, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 1, 2025, a total of 13,793,396 shares had been repurchased under all programs at a cost of $419,819,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”). Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a  ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. We believe that as of March 31, 2025, we meet all fully phased-in capital adequacy requirements.

In November 2017, the OCC, the Federal Reserve Board (“FRB”) and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to the FASB’s Current Expected Credit Loss (“CECL”) Standard and its potential impact on regulatory capital. Pursuant to rules issued by the federal bank regulatory agencies in February 2019 and March 2020, banking organizations were given options to phase in the adoption of CECL over a three-year transition period through December 31, 2022 or over a five-year transition period through December 31, 2024. Rather than electing to make one of the phase-in options, we immediately recognized the capital impact upon adopting CECL accounting standards on January 1, 2020, which resulted in an increase in our allowance for probable loan losses and a one-time cumulative-effect adjustment to retained earnings upon adoption.

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.”  The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aim to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. The U.S. has targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028.

As of March 31, 2025, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”) was enacted, and among other things, it includes a simplified capital rule change that effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies must establish the “community bank leverage ratio”

(a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision. Some of the Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies. On August 28, 2018, the FRB issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to the Basel III’s risk-based capital rules (e.g., assignment of a 150% risk weight to certain exposures), certain commercial real estate loans that were formally classified as high volatility commercial real estate (“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction loans will generally be subject to heightened risk weights, certain exceptions will apply. On September 18, 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

We had a CET1 to risk-weighted assets ratio of 22.41% on March 31, 2025 and 22.42% on December 31, 2024. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 18.91% and 18.84%, risk-weighted Tier 1 capital ratio of 23.03% and 23.06%, and risk-weighted total capital ratio of 24.28% and 24.31% at March 31, 2025 and December 31, 2024, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2025, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2025, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024, which are included in our 2024 Annual Report. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or any future period.

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2024, and among others, the following:

●	Local, regional, national, and international economic business conditions and the impact they may have on us, our customers, and such customers’ ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral.
●	Volatility and disruption in national and international financial markets.
●	The imposition of new or increased international tariffs and the impact of potential retaliatory tariffs, which may impact our subsidiary banks’ business and operations with Mexico.
●	Government intervention in the U.S. financial system.
●	The unavailability of funding from the FHLB, the FRB or other sources in the future could adversely impact our growth strategy, prospects, and performance.
●	Changes in consumer spending, borrowing, and saving habits.
●	Changes in interest rates and market prices, including changes in federal regulations on the payment of interest on demand deposits.
●	Changes in our ability to retain or access deposits due to changes in public confidence in the banking system and the potential threat of bank-run contagion fueled by, among other factors, economic instability, inflationary pressures, the public’s increased exposure to social media, and the rapid speed at which communication and coordination via social media can occur.
●	Changes in the capital markets we utilize, including changes in the interest rate environment that may reduce margins.
●	Changes in state and/or federal laws and regulations, including, the impact of the Consumer Financial Protection Bureau (“CFPB”) as a regulator of financial institutions, changes in the accounting, tax, and regulatory treatment of trust-preferred securities, as well as changes in banking, tax, securities, insurance, employment, environmental, and immigration laws and regulations and the risk of litigation that may follow.
●	Changes in U.S.—Mexico trade, including reductions in border crossings and commerce, integration, and implementation of the United States-Mexico-Canada Agreement, the possible imposition of tariffs on imported goods from Mexico, and the potential retaliatory tariffs that Mexico may impose on the United States.
●	Political instability in, and strained geopolitical relations between, the United States and Mexico.
●	General instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, low productivity growth, declining business investment, concerns regarding the level of U.S. debt, and escalating geopolitical tensions.
●	The reduction of deposits from nonresident alien individuals due to the Internal Revenue Service rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact, and other uncertainties of the potential future acquisitions, as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.
●	Additions to our allowance for credit loss (“ACL”) as a result of changes in local, national, or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations, and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Political instability in the United States or Mexico.
●	Technological changes or system failures or breaches of our network security, as well as other cybersecurity risks, could subject us to increased operating costs, litigation, and other liabilities.
●	Potential loss of revenue streams and reduction of lower cost deposits as a source of funds resulting from the rise in bank-like products and services from financial technology companies and other alternative financial providers, including blockchain-based financial products and banking-as-a-service platforms.
●	Changes in the regulatory landscape for cryptocurrencies, decentralized finance, and fintech services that favor alternative financial products, which may subject us to additional competitive pressures and reduce the demand for traditional banking services.
●	Increased compliance and operational costs associated with investing in, adapting to, integrating, and competing with technological developments that incorporate artificial intelligence (“AI”) into banking services and products.
●	Flaws in our introduction and use of AI technologies, which could result in increased exposure to security vulnerabilities, data inconsistencies, operational disruptions, and technological inefficiencies that could hamper the customer experience, negatively impact transaction processing, and undermine our risk-management processes.
●	Acts of war or terrorism.
●	Natural disasters or other adverse external events such as pandemics or epidemics.
●	Reduced earnings resulting from the write-down of the carrying value of securities held in our securities available-for-sale portfolios.
●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”) and other accounting standards setters.

●	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining regulatory approvals.
●	The effect of any supervisory and enforcement efforts by the CFPB related to its unfair, deceptive, or abusive acts or practices authority concerning fees charged by financial institutions including late, non-sufficient funds, and overdraft fees, as well as the effect of any other regulatory or legal developments that limit fees and/or overdraft services.
●	Monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under the Dodd-Frank Act.
●	The failure or circumvention of our internal controls and risk management, policies, and procedures.

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

Future economic conditions remain uncertain and the impact of those conditions on our business also remains uncertain. Our business depends on the willingness and ability of our customers to conduct banking and other financial transactions. Our revenue streams, including service charges on deposits and banking and non-banking service charges and fees (ATM and interchange income), may be impacted in the future if economic conditions deteriorate. Expense control is an essential element of our long-term profitability. It has been a constant focus of ours for many years and is especially critical during periods of economic uncertainty. We have kept that focus in mind as we continue to look at operations, create efficiencies, and institute cost-control protocols at all levels.  We will continue to closely monitor our efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income and our overhead burden ratio, a ratio of our operating expenses against total assets. We use these measures in determining if we are accomplishing our long-term goals of controlling our costs in order to provide superior returns to our shareholders.

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2025	December 31, 2024	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$16,269,635	$15,738,852	3.4%
Net loans	8,921,513	8,653,289	3.1
Deposits	12,452,087	12,111,844	2.8
Securities sold under repurchase agreements	589,957	535,322	10.2
Other borrowed funds	30,489	10,541	189.2
Junior subordinated deferrable interest debentures	108,868	108,868	—
Shareholders’ equity	2,895,079	2,796,707	3.5

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)
Interest income	$214,639	$212,089	1.2%
Interest expense	53,420	48,481	10.2
Net interest income	161,219	163,608	(1.5)
Provision for probable loan losses	3,329	12,978	(74.3)
Non-interest income	37,003	42,242	(12.4)
Non-interest expense	73,775	69,643	5.9
Net income	96,892	97,331	(0.5)%

Per common share:
Basic	$1.56	$1.57	(0.6)%
Diluted	1.56	1.56	-

Net Income

Net income for the three months ended March 31, 2025 decreased by .5% compared to the same period of 2024. Net income continues to be positively impacted by an increase in interest income earned on our investment and loan portfolios driven primarily by both an increase in the size of the portfolios and the rate environment, which remains elevated as a result of FRB actions to raise interest rates in recent years. Net interest income for the same period has been negatively impacted by an increase in interest expense, primarily driven by increases in rates paid on deposits. We closely monitor rates paid on deposits to remain competitive in the current economic environment and retain deposits. Net income for the three months ended March 31, 2025 was also positively impacted by a decrease in our provision for credit loss expense. The provision for credit loss expense recorded for the three months ended March 31, 2024 was primarily impacted by a charge-down of an impaired credit after the results of a bankruptcy related foreclosure. Net income for the three months ended March 31, 2025 was negatively impacted by an increase in our non-interest expenses driven by inflation and increased salary and compensation costs in order to attract and retain staff.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)
Interest Income:
Loans, including fees	$170,160	$168,328	1.1%
Investment securities:
Taxable	40,932	36,263	12.9
Tax-exempt	1,527	1,546	(1.2)
Other interest income	2,020	5,952	(66.1)

Total interest income	214,639	212,089	1.2

Interest expense:
Savings deposits	20,450	19,916	2.7
Time deposits	25,500	21,276	19.9
Securities sold under Repurchase agreements	4,304	5,240	(17.9)
Other borrowings	1,476	70	2,008.6
Junior subordinated interest deferrable debentures	1,690	1,979	(14.6)

Total interest expense	53,420	48,481	10.2

Net interest income	$161,219	$163,608	(1.5)%

The change in net interest income for the three months ended March 31, 2025 can be attributed to an increase in interest expense as a result of changes in rates we are paying on deposits to remain competitive with rates offered by our competitors. Interest income continues to be positively impacted by interest income earned on our investment and loan portfolios, driven by both an increase in the size of such portfolios and the current rate environment, which remains elevated due to the FRB raising interest rates recent years. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 44 for the March 31, 2025 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)

Service charges on deposit accounts	$17,667	$18,267	(3.3)%
Other service charges, commissions and fees
Banking	14,065	14,475	(2.8)
Non-banking	2,335	2,274	2.7
Other investment income (loss), net	(1,258)	1,623	(177.5)
Other income	4,194	5,603	(25.1)
Total non-interest income	$37,003	$42,242	(12.4)%

Total non-interest income for the three months ended March 31, 2025 decreased by 12.4% compared to the same period of 2024. Non-interest income was negatively impacted due to losses recorded on merchant banking investments and is reflected in other investments, net in the table.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)

Employee compensation and benefits	$38,611	$35,867	7.7%
Occupancy	6,406	5,677	12.8
Depreciation of bank premises and equipment	5,613	5,629	(0.3)
Professional fees	3,571	3,691	(3.3)
Deposit insurance assessments	1,770	1,699	4.2
Net operations, other real estate owned	376	30	1,153.3
Advertising	1,721	1,820	(5.4)
Software and software maintenance	5,410	5,312	1.8
Other	10,297	9,918	3.8

Total non-interest expense	$73,775	$69,643	5.9%

Non-interest expense increased by 5.9% for the three months ended March 31, 2025 compared to the same period of 2024. Non-interest expense continues to be primarily impacted by an increase in our employee compensation and benefits as we continue to adjust our compensation programs to retain our workforce and remain competitive in the current employment market. We also continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The ACL increased 1.4 % to $158,707,000 at March 31, 2025 from $156,537,000 at December 31, 2024. The provision for credit losses charged to expense decreased 74.3% to $3,329,000 for the three months ended March 31, 2025 compared to $12,978,000 for the same period of 2024. The credit loss charged to expense for the three months ended March 31, 2024 increased in order to absorb the impact of the charge-down. The ACL was 1.74% of total loans at March 31, 2025 and 1.78% of total loans at December 31, 2024.

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

Loans

Total loans increased by 3.1% to $9,080,220,000 at March 31, 2025, from $8,809,826,000 at December 31, 2024. Commercial real estate loans have historically been the largest category in our loan portfolio and comprise approximately 66% and 65% of total loans at March 31, 2025 and December 31, 2024, respectively. The loans in this category primarily include owner- and non-owner-occupied commercial buildings such as shopping centers, warehouses, hotels and office buildings and are primarily geographically concentrated in central and south Texas and throughout Oklahoma. Commercial real estate loans generally carry a lower risk of loss; however, they may also be significantly more affected by changes in real estate markets or the general economy. We regularly monitor commercial real estate loan concentrations and also have processes and procedures in place to monitor economic conditions that may adversely affect our commercial real estate portfolio.

Deposits

Deposits increased by 2.8% to $12,452,087,000 at March 31, 2025, compared to $12,111,844,000 at December 31, 2024. Deposits have continued to fluctuate as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. The five separately charted banks within our holding company structure also allows us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On March 31, 2025, we had $16,269,635,000 of consolidated assets, of which approximately $187,160,000, or 1.2%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $186,561,000, or 1.2%, at December 31, 2024. Of the $187,160,000, 77.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 5.3% is secured by foreign real estate or other assets; and 17.5% is unsecured.

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

We consider our estimated ACL as a policy critical to the sound operations of our Subsidiary Banks. The ACL is deducted from the amortized cost of an instrument to present the net amount expected to be collected on the financial asset. Our ACL primarily consists of the aggregate ACL estimates of our Subsidiary Banks. The estimates are established through charges to operations in the form of charges to provisions for credit loss expense. Loan losses or recoveries are charged or credited directly to the ACL. The ACL of each Subsidiary Bank is maintained at a level considered appropriate by management, based on estimated current expected credit losses in the current loan portfolio, including information about past events, current conditions, and reasonable and supportable forecasts.

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

Construction and land development loans. This category includes loans for the development of unimproved land to lot development for both residential and commercial use and vertical construction across residential and commercial real estate classes. These loans carry risk of repayment when projects incur cost overruns, have an increase in the price of construction materials, encounter zoning, entitlement, or environmental issues, or encounter other factors that may affect the completion of a project on time and on budget. Additionally, repayment risk may be negatively impacted when the market experiences a deterioration in the value of real estate. Risks specifically related to 1-4 family development loans also include mortgage rate risk and the practice by the mortgage industry of imposing more restrictive underwriting standards, which inhibits the buyer from obtaining long term financing creating excessive housing and lot inventory in the market.

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S./Mexico border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, who is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Commercial real estate construction development	$1,297,109	21.7%	$1,313,984	23.0%
Hotel	1,118,272	18.8	1,080,706	18.9
Retail multi-tenant	741,926	12.4	738,874	12.9
Lot development: residential and commercial lots	595,900	10.0	513,760	9.0
Warehouse	458,806	7.7	435,783	7.6
Office/Professional buildings	442,150	7.4	416,014	7.3
1 - 4 family construction	346,509	5.8	338,832	5.9
Multi-family	312,248	5.2	310,115	5.4
Owner occupied real estate	289,933	4.9	270,584	4.7
Commercial leased properties	231,454	3.9	194,023	3.4
Farmland	129,495	2.2	109,697	1.9
Total commercial real estate	$5,963,802	100.0%	$5,722,372	100.0%

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

The loan pools are further broken down using a risk-based segmentation based on internal classifications for commercial loans and past due status for consumer mortgage loans. Non-mortgage consumer loans are evaluated as one segment. On a weekly basis, commercial loan past due reports are reviewed by our credit quality committee to determine if a loan has any potential problems and if a loan should be placed on our internal Watch List report. Additionally, our credit department reviews the majority of our loans for proper internal classification purposes regardless of whether they are past due and segregates any loans with potential problems for further review. The credit department will discuss the potential problem loans with the servicing loan officers to determine any relevant issues that were not discovered in the evaluation. Also, an analysis of loans that is provided through examinations by regulatory authorities is considered in the review process. After the above analysis is completed, we will determine if a loan should be placed on an internal Watch List report because of issues related to the analysis of the credit, credit documents, collateral, and/or payment history.

Our internal Watch List report is segregated into the following categories: (i) Pass, (ii) Economic Monitoring, (iii) Special Review, (iv) Watch List—Pass, (v) Watch List—Substandard, and (vi) Watch List—Doubtful. Loans placed in the Economic Monitoring or Special Review categories reflect our opinion that the loans have potential weaknesses that require monitoring on a more frequent basis. Credits in those categories are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Pass category reflect our opinion that the credit contains weaknesses that represent a greater degree of risk, which warrants “extra attention.” Credits placed in this category are reviewed and discussed on a regular basis with the credit department and the lending staff to determine if a change in category is warranted. Loans placed in the Watch List—Substandard category are considered to be potentially inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. Those credit obligations, even if apparently protected by collateral value, have shown defined weaknesses related to adverse financial, managerial, economic, market, or political conditions, which may jeopardize repayment of principal and interest under contractual terms. Furthermore, there is a possibility that we may sustain some future loss if such weaknesses are not corrected. Loans placed in the Watch List—Doubtful category have shown defined weaknesses and reflect our belief that it is likely, based on current information and events, that we will be unable to collect all principal and/or interest amounts contractually due. Loans placed in the Watch List—Doubtful category are placed on non-accrual when they are moved to that category.

For the purposes of the ACL, in order to maintain segments with sufficient history for meaningful results, the credits in the Pass and Economic Monitoring categories are aggregated, the credits in the Special Review and Watch List—Pass category are aggregated, and the credits in the Watch List—Substandard category remain in their own segment. For loans classified as Watch List—Doubtful, management evaluates these credits in accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” and, if deemed necessary, a specific reserve is allocated to the loan. The analysis of the specific reserve is based on a variety of factors, including the borrower’s ability to pay, the economic conditions impacting the borrower’s industry and any collateral deficiency. If it is a collateral-dependent loan, the net realizable fair value of collateral will be evaluated for any deficiencies. Substantially all of our loans evaluated as Watch List – Doubtful are measured using the fair value of collateral method. In rare cases, we may use other methods to determine the specific reserve of a loan if such loan is not collateral dependent.

Within each collectively evaluated pool, the robustness of the lifetime historical loss-rate is evaluated and, if needed, is supplemented with peer loss rates through a model risk adjustment. Certain qualitative loss factors are then evaluated to incorporate management’s two-year reasonable and supportable forecast period followed by a reversion to the pool’s average lifetime loss-rate. Those qualitative loss factors are: (i) trends in portfolio volume and composition, (ii) volume and trends in classified loans, delinquencies and non-accruals, (iii) concentration risk, (iv) trends in underlying collateral value, (v) changes in policies, procedures, and strategies, and (vi) economic conditions. Qualitative factors also include potential losses stemming from operational risk factors arising from fraud, natural disasters, pandemics, geopolitical events, and large loans. The large loan operational risk factor was added to our ACL calculation beginning in the second quarter of 2023. Because of the magnitude of large loans, they pose a higher risk of default. Recognizing this risk and establishing an operational risk factor to capture that risk, is prudent action in the current economic environment. Large loans are usually part of a larger relationship with collateral that is pledged across the relationship. Defaulting on a larger loan may therefore jeopardize an entire collateral relationship. The current economic environment has created challenges for borrowers to service their debt. Increasing capitalization rates, elevated office vacancies, an upward trend in apartment vacancies and significant increases in interest rates are all contributing to the elevated risk in large loans. Should any of the factors considered by management in evaluating the adequacy of the ACL change, our estimate could also change, which could affect the level of future credit loss expense.

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2025 and 2024 were securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open significant unused lines of credit in order to fund liquidity needs. We also maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be pledged to the FHLB, sold, or sold under agreements to repurchase to provide immediate liquidity. The following table summarizes our short-term balancing capacities net of balances outstanding:

March 31,
2025
(in Thousands)
Unsecured fed funds lines available from commercial banks	$50,000
Unused borrowings capacity from FHLB (1)	2,812,067
Unused borrowings capacity under Federal Reserve discount window	512,199
Unpledged investment securities (2)	3,173,530
$6,547,796

(1) FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and mortgage finance assets
(2) Market value

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At March 31, 2025, shareholders’ equity was $2,895,079,000 compared to $2,796,707,000 at December 31, 2024. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by shareholder dividends paid.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Act. Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. We believe that as of March 31, 2025, we meet all fully phased-in capital adequacy requirements.

In November 2017, the OCC, the FRB and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to CECL (the FASB Standard relating to current expected credit loss) and its potential impact on regulatory capital. Pursuant to rules issued by the federal bank regulatory agencies in February 2019 and March 2020, banking organizations were given options to phase in the adoption of CECL over a three-year transition period through December 31, 2022 or over a five-year transition period through December 31, 2024. Rather than electing to make one of the phase-in options, we immediately recognized the capital impact upon adopting CECL accounting standards on January 1, 2020, which resulted in an increase in our allowance for probable loan losses and a one-time cumulative-effect adjustment to retained earnings upon adoption.

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.” The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aim to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. The U.S. has targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028.

As of March 31, 2025, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”) was enacted, and, among other things, it includes a simplified capital rule change that effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio,” from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies must establish the “community bank leverage ratio” (a ratio of tangible equity to average consolidated assets) between 8% and 10% before community banks can begin to take advantage of this regulatory relief provision. Some of the Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion (currently $1 billion) will be eligible for the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies. On August 28, 2018, the FRB issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to the Basel III’s risk-based capital rules (e.g., assignment of 150% risk weight to certain exposures), certain commercial real estate loans that were formally classified as high volatility commercial real estate (“HVCRE”) will not be subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction loans will generally be subject to heightened risk weights, certain exceptions will apply. On September 18, 2018, the federal banking agencies issued a proposed rule modifying the agencies’ capital rules for HVCRE.

We had a CET1 to risk-weighted assets ratio of 22.41% on March 31, 2025 and 22.42% on December 31, 2024. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 18.91% and 18.84%, risk-weighted Tier 1 capital ratio of 23.03% and 23.06%, and risk-weighted total capital ratio of 24.28% and 24.31% at March 31, 2025 and December 31,

2024, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2025, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2025, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2025 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2025	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$234,968	$688,433	$3,961,042	$145,443	$5,029,886
Loans, net of non-accruals	7,507,208	169,326	485,909	752,755	8,915,198

Total earning assets	$7,742,176	$857,759	$4,446,951	$898,198	$13,945,084

Cumulative earning assets	$7,742,176	$8,599,935	$13,046,886	$13,945,084

Rate sensitive liabilities

Time deposits	$1,214,662	$1,580,378	$150,636	$2	$2,945,678
Other interest bearing deposits	4,724,682	—	—	—	4,724,682
Securities sold under repurchase agreements	578,595	11,362	—	—	589,957
Other borrowed funds	20,000	—	—	10,489	30,489
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$6,646,807	$1,591,740	$150,636	$10,491	$8,399,674

Cumulative sensitive liabilities	$6,646,807	$8,238,547	$8,389,183	$8,399,674

Repricing gap	$1,095,369	$(733,981)	$4,296,315	$887,707	$5,545,410
Cumulative repricing gap	1,095,369	361,388	4,657,703	5,545,410
Ratio of interest-sensitive assets to liabilities	1.16	0.54	29.52	85.62	1.66
Ratio of cumulative, interest-sensitive assets to liabilities	1.16	1.04	1.56	1.66

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2025, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 15 through 20 of our 2024 Annual Report.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2025, there were no sales of equity securities that were not registered under the Securities Act of 1933, as amended, or which were not previously disclosed or reported in our Annual Report on Form 10-K for the year ended December 31, 2024 or a subsequent Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2025, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2025. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2025, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 1, 2025, a total of 13,793,396 shares had been repurchased under all programs at a cost of $419,819,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board. The following table includes information about common stock share repurchases for the quarter ended March 31, 2025.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2025	—	$—	—	$149,534,000
February 1 – February 28, 2025	—	—	—	149,534,000
March 1 – March 31, 2025	—	—	—	150,000,000
Total	—	$—	—
(1)	The repurchase program was extended on March 12, 2025 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2026.

Item 5. Other Information

During the quarter ended March 31, 2025, there was no information required to be disclosed in a Current Report on Form 8-K which was not disclosed in a Current Report on Form 8-K.

During the quarter ended March 31, 2025, there were no material changes to the procedures by which shareholders may recommend nominees to our Board.

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as a part of this Report:

(3a)* — Articles of Incorporation of International Bancshares Corporation.

(3b)* — Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.

(3c)* — Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.

(3d)* — Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Texas Secretary of State on May 17, 2005.

(3e)* — Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Texas Secretary of State on December 22, 2008.

(3f)* — Amended and Restated By-Laws of International Bancshares Corporation.

(3g)* — Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Texas Secretary of State on May 21, 2013.

13 —Annual report to Shareholders on Form ARS for the fiscal year ended December 31, 2024, furnished to the SEC on April 21, 2025

31(a) —Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) —Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)** —Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)** —Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++ — Interactive Data File

104++ — Cover Page Interactive Data File (included in Exhibit 101)

*Previously Filed

**This certification is furnished herewith and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2025 and March 31, 2024; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024; and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and March 31, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 5, 2025	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	May 5, 2025	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer