Form 10-Q
period 2025-06-30
INTERNATIONAL BANCSHARES CORP
filed 2025-08-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,156,398 shares outstanding at August 4, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$731,918	$352,652
Investment securities:
Held to maturity debt securities (Market value of $4,400 on June 30, 2025 and $4,400 on December 31, 2024)	4,400	4,400
Available for sale debt securities (Amortized cost of $5,397,669 on June 30, 2025 and $5,472,310 on December 31, 2024)	5,009,843	4,987,916
Equity securities with readily determinable fair values	5,483	5,394
Total investment securities	5,019,726	4,997,710
Loans	9,138,620	8,809,826
Less allowance for credit losses	(154,983)	(156,537)
Net loans	8,983,637	8,653,289
Bank premises and equipment, net	428,364	428,221
Accrued interest receivable	74,842	72,175
Other investments	375,686	356,735
Cash surrender value of life insurance policies	307,148	303,042
Goodwill	282,532	282,532
Other assets	258,461	292,496
Total assets	$16,462,314	$15,738,852

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2025	2024
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,719,972	$4,612,344
Savings and interest bearing demand	4,739,099	4,599,957
Time	3,015,589	2,899,543
Total deposits	12,474,660	12,111,844
Securities sold under repurchase agreements	616,154	535,322
Other borrowed funds	60,437	10,541
Junior subordinated deferrable interest debentures	108,868	108,868
Other liabilities	180,126	175,570
Total liabilities	13,440,245	12,942,145
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,639,895 shares on June 30, 2025 and 96,616,673 shares on December 31, 2024	96,640	96,617
Surplus	160,169	159,333
Retained earnings	3,509,661	3,356,177
Accumulated other comprehensive loss	(303,489)	(379,054)
	3,462,981	3,233,073
Less cost of shares in treasury, 34,489,206 shares on June 30, 2025 and 34,407,674 on December 31, 2024	(440,912)	(436,366)
Total shareholders’ equity	3,022,069	2,796,707
Total liabilities and shareholders’ equity	$16,462,314	$15,738,852

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$173,979	$168,365	$344,139	$336,693
Investment securities:
Taxable	41,401	37,137	82,333	73,400
Tax-exempt	1,514	1,539	3,041	3,085
Other interest income	4,073	8,631	6,093	14,583

Total interest income	220,967	215,672	435,606	427,761

Interest expense:
Savings deposits	21,318	20,631	41,768	40,547
Time deposits	25,150	23,450	50,650	44,726
Securities sold under repurchase agreements	4,640	5,319	8,944	10,559
Other borrowings	669	69	2,145	139
Junior subordinated deferrable interest debentures	1,693	1,972	3,383	3,951

Total interest expense	53,470	51,441	106,890	99,922

Net interest income	167,497	164,231	328,716	327,839

Credit loss expense	4,398	8,771	7,727	21,749

Net interest income after provision for credit losses	163,099	155,460	320,989	306,090

Non-interest income:
Service charges on deposit accounts	17,988	18,091	35,655	36,358
Other service charges, commissions and fees
Banking	14,939	14,643	29,004	29,118
Non-banking	2,650	2,893	4,985	5,167
Other investments income (loss), net	348	3,049	(910)	4,672
Other income	4,739	4,844	8,933	10,447

Total non-interest income	$40,664	$43,520	$77,667	$85,762

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Non-interest expense:
Employee compensation and benefits	$38,251	$35,629	$76,862	$71,496
Occupancy	7,270	6,686	13,676	12,363
Depreciation of bank premises and equipment	5,486	5,715	11,099	11,344
Professional fees	4,074	4,212	7,645	7,903
Deposit insurance assessments	1,763	1,696	3,533	3,395
Net operations, other real estate owned	990	297	1,366	327
Advertising	1,732	1,462	3,453	3,282
Software and software maintenance	5,721	5,651	11,131	10,963
Other	12,514	12,760	22,811	22,678

Total non-interest expense	77,801	74,108	151,576	143,751

Income before income taxes	125,962	124,872	247,080	248,101

Provision for income taxes	25,820	27,892	50,046	53,790

Net income	$100,142	$96,980	$197,034	$194,311

Basic earnings per common share:

Weighted average number of shares outstanding	62,150,969	62,177,215	62,182,293	62,163,797
Net income per common share	$1.61	$1.56	$3.17	$3.13

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,232,768	62,292,058	62,268,705	62,279,676
Net income per common share	$1.61	$1.56	$3.16	$3.12

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$100,142	$96,980	$197,034	$194,311
Other comprehensive income (loss), net of tax:

Net change in unrealized holding gains (losses) on securities available for sale arising during period (net of tax effects of $8,220, $(1,041), $20,087 and $(6,904))	30,923	(3,915)	75,565	(25,971)
Total other comprehensive income (loss), net of tax	30,923	(3,915)	75,565	(25,971)

Comprehensive income	$131,065	$93,065	$272,599	$168,340

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Six Months ended June 30, 2025 and 2024

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2025	96,626	$96,626	$159,712	$3,409,519	$(334,412)	$(436,366)	$2,895,079
Net income	—	—	—	100,142	—	—	100,142
Purchase of treasury stock (81,532 shares)	—	—	—	—	—	(4,546)	(4,546)
Exercise of stock options	14	14	436	—	—	—	450
Stock compensation expense recognized in earnings	—	—	21	—	—	—	21
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	30,923	—	30,923
Balance at June 30, 2025	96,640	$96,640	$160,169	$3,509,661	$(303,489)	$(440,912)	$3,022,069

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2024	96,570	$96,570	$157,775	$3,085,388	$(419,945)	$(435,898)	$2,483,890
Net income	—	—	—	96,980	—	—	96,980
Exercise of stock options	10	10	348	—	—	—	358
Stock compensation expense recognized in earnings	—	—	48	—	—	—	48
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(3,915)	—	(3,915)
Balance at June 30, 2024	96,580	$96,580	$158,171	$3,182,368	$(423,860)	$(435,898)	$2,577,361

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2024	96,617	$96,617	$159,333	$3,356,177	$(379,054)	$(436,366)	$2,796,707
Net income	—	—	—	197,034	—	—	197,034
Dividends:
Cash ($.70 per share)	—	—	—	(43,550)	—	—	(43,550)
Purchase of treasury stock (81,532 shares)	—	—	—	—	—	(4,546)	(4,546)
Exercise of stock options	23	23	770	—	—	—	793
Stock compensation expense recognized in earnings	—	—	66	—	—	—	66
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	75,565	—	75,565
Balance at June 30, 2025	96,640	$96,640	$160,169	$3,509,661	$(303,489)	$(440,912)	$3,022,069

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2023	96,467	$96,467	$155,511	$3,029,088	$(397,889)	$(435,403)	$2,447,774
Net income	—	—	—	194,311	—	—	194,311
Dividends:
Cash ($.66 per share)	—	—	—	(41,031)	—	—	(41,031)
Purchase of treasury stock (9,284 shares)	—	—	—	—	—	(495)	(495)
Exercise of stock options	113	113	2,538	—	—	—	2,651
Stock compensation expense recognized in earnings	—	—	122	—	—	—	122
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(25,971)	—	(25,971)
Balance at June 30, 2024	96,580	$96,580	$158,171	$3,182,368	$(423,860)	$(435,898)	$2,577,361

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:

Net income	$197,034	$194,311

Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	7,727	21,749
Specific reserve, other real estate owned	20	16
Depreciation of bank premises and equipment	11,099	11,344
Gain on sale of bank premises and equipment	(13)	(344)
Loss (gain) on sale of other real estate owned	479	(281)
Accretion of investment securities discounts	(2,181)	(957)
Amortization of investment securities premiums	2,276	2,778
Unrealized (gain) loss on equity securities with readily determinable fair values	(89)	80
Stock based compensation expense	66	122
Loss (earnings) from affiliates and other investments	1,272	(1,781)
Deferred tax expense	2,191	8,664
Increase in accrued interest receivable	(2,667)	(6,424)
Decrease (increase) in other assets	21,627	(3,546)
(Decrease) increase in other liabilities	(2,882)	16,858

Net cash provided by operating activities	235,959	242,589

Investing activities:

Proceeds from maturities of securities	1,200	2,075
Proceeds from sales and calls of available for sale securities	4,235	1,720
Purchases of available for sale securities	(376,800)	(429,932)
Principal collected on mortgage backed securities	445,909	343,558
Net increase in loans	(339,775)	(242,275)
Purchases of other investments	(30,450)	(25,062)
Distributions from other investments	478	6,393
Purchases of bank premises and equipment	(11,242)	(8,882)
Proceeds from sales of bank premises and equipment	13	574
Proceeds from sales of other real estate owned	3,498	1,088

Net cash used in investing activities	$(302,934)	$(350,743)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2025	2024
Financing activities:

Net increase (decrease) in non-interest bearing demand deposits	$107,628	$(178,453)
Net increase in savings and interest bearing demand deposits	139,142	165,783
Net increase in time deposits	116,046	219,736
Net increase in securities sold under repurchase agreements	80,832	81,172
Net increase (decrease) in other borrowed funds	49,896	(101)
Purchase of treasury stock	(4,546)	(495)
Proceeds from stock transactions	793	2,651
Payments of cash dividends	(43,550)	(41,031)

Net cash provided by financing activities	446,241	249,262

Increase in cash and cash equivalents	379,266	141,108

Cash and cash equivalents at beginning of period	352,652	651,058

Cash and cash equivalents at end of period	$731,918	$792,166

Supplemental cash flow information:
Interest paid	$109,258	$96,325
Income taxes paid	42,976	30,176
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$1,700	$3,200

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

On July 4, 2025, the “One Big Beautiful Bill Act,” was enacted into law in the United States. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation of business interest expense. The effects of the new law are not reflected in the consolidated financial statements as of and for the period ended June 30, 2025, because the legislation was enacted in July. Although we are currently evaluating the effect of the legislation on our financial statements, we do not expect the legislation to have a material impact to our consolidated financial statements and results of operations.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2025 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,869,078	$—	$4,869,078	$—
States and political subdivisions	140,765	—	140,765	—
Equity Securities	5,483	5,483	—	—
	$5,015,326	$5,483	$5,009,843	$—

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Our policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2025.

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2025 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	June 30,	Assets	Inputs	Inputs	During
	2025	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$25,064	$—	$—	$25,064	$2,378
Other real estate owned	225	—	—	225	20

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

As of June 30, 2025, we had $158,263,000 of doubtful commercial collateral-dependent loans, of which $110,508,000 had an appraisal performed within the immediately preceding rolling twelve-month period, and of which $0 had an internal evaluation performed within the immediately preceding rolling twelve-month period. As of December 31, 2024, we had approximately $168,621,000 of doubtful commercial collateral-dependent loans, of which $110,583,000 had an appraisal performed within the immediately preceding rolling twelve-month period and of which $0 had an internal evaluation performed within the immediately preceding rolling twelve-month period.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three and six months ended June 30, 2025 and the twelve months ended December 31, 2024, we recorded $0, $46,000 and $2,228,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three and six months ended June 30, 2025 and the twelve months ended December 31, 2024, we recorded $20,000, $20,000 and $632,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at June 30, 2025 and December 31, 2024 are outlined below.

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

For variable rate performing loans, the carrying amount approximates fair value. For fixed-rate performing loans, except residential mortgage loans, the fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources or the primary origination market. Fixed-rate performing loans are within Level 3 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, the carrying amount of fixed rate performing loans was $1,258,953,000 and $1,216,156,000, respectively, and the estimated fair value was $1,183,192,000 and $1,154,862,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2025 and December 31, 2024. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, the carrying amount of time deposits was $3,015,589,000 and $2,899,543,000, respectively, and the estimated fair value was $3,014,207,000 and $2,895,245,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at June 30, 2025 and December 31, 2024.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2025 and December 31, 2024.

Other Borrowed Funds

We currently have short- and long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). Due to the contractual terms of the short-term borrowings, the carrying amounts approximated fair value at June 30, 2025. The long-term borrowings outstanding at June 30, 2025 and December 31, 2024 are fixed-rate borrowings and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, the carrying amount of the fixed rate long-term FHLB borrowings was $10,437,000 and $10,541,000, respectively, and the estimated fair value was $10,437,000 and $10,541,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type, at June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024

	(Dollars in Thousands)
Commercial, financial and agricultural	$5,288,360	$5,089,721
Real estate - mortgage	1,050,280	999,313
Real estate - construction	2,563,794	2,484,454
Consumer	52,211	49,777
Foreign	183,975	186,561
Total loans	$9,138,620	$8,809,826

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, who is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:

Commercial real estate construction development	$1,232,306	20.4%	$1,313,984	23.0%
Hotel	1,087,224	17.9	1,080,706	18.9
Retail multi-tenant	737,880	12.2	738,874	12.9
Lot development: residential and commercial lots	583,601	9.6	513,760	9.0
Warehouse	439,255	7.2	435,783	7.6
Office/Professional buildings	457,096	7.5	416,014	7.3
1 - 4 family construction	374,356	6.2	338,832	5.9
Multi-family	376,628	6.2	310,115	5.4
Owner occupied real estate	354,928	5.9	270,584	4.7
Commercial leased properties	291,943	4.8	194,023	3.4
Farmland	128,146	2.1	109,697	1.9
Total commercial real estate	$6,063,363	100.0%	$5,722,372	100.0%

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended June 30, 2025
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at March 31, 2025	$28,946	$61,865	$45,667	$4,857	$5,669	$10,077	$262	$1,364	$158,707
Losses charged to allowance	(1,749)	(8,121)	—	—	(3)	(82)	(23)	—	(9,978)
Recoveries credited to allowance	1,626	—	106	—	13	109	2	—	1,856
Net (losses) recoveries charged to allowance	(123)	(8,121)	106	—	10	27	(21)	—	(8,122)

Credit loss expense	(409)	321	887	3,143	563	(106)	32	(33)	4,398

Balance at June 30, 2025	$28,414	$54,065	$46,660	$8,000	$6,242	$9,998	$273	$1,331	$154,983

	Three Months Ended June 30, 2024
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at March 31, 2024	$26,676	$55,097	$39,402	$3,768	$5,757	$10,648	$313	$1,137	$142,798

Losses charged to allowance	(1,979)	(2,228)	—	—	(1)	—	(52)	—	(4,260)
Recoveries credited to allowance	1,234	—	6	—	34	26	—	—	1,300
Net (losses) recoveries charged to allowance	(745)	(2,228)	6	—	33	26	(52)	—	(2,960)

Credit loss expense	1,324	1,971	5,480	(240)	16	(35)	53	202	8,771

Balance at June 30, 2024	$27,255	$54,840	$44,888	$3,528	$5,806	$10,639	$314	$1,339	$148,609

	Six Months Ended June 30, 2025
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2024	$29,853	$60,639	$43,990	$4,869	$5,528	$10,031	$281	$1,346	$156,537

Losses charged to allowance	(3,537)	(8,121)	—	—	(49)	(202)	(68)	—	(11,977)
Recoveries credited to allowance	2,447	—	112	—	15	116	6		2,696
Net (losses) recoveries charged to allowance	(1,090)	(8,121)	112	—	(34)	(86)	(62)	—	(9,281)

Credit loss expense	(349)	1,547	2,558	3,131	748	53	54	(15)	7,727

Balance at June 30, 2025	$28,414	$54,065	$46,660	$8,000	$6,242	$9,998	$273	$1,331	$154,983

	Six Months Ended June 30, 2024
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2023	$35,550	$55,291	$42,703	$5,088	$5,812	$11,024	$318	$1,283	$157,069

Losses charged to allowance	(29,720)	(2,228)	—	—	(46)	—	(90)	—	(32,084)
Recoveries credited to allowance	1,789	—	10	—	36	35	5	—	1,875
Net (losses) recoveries charged to allowance	(27,931)	(2,228)	10	—	(10)	35	(85)	—	(30,209)

Credit loss expense	19,636	1,777	2,175	(1,560)	4	(420)	81	56	21,749

Balance at June 30, 2024	$27,255	$54,840	$44,888	$3,528	$5,806	$10,639	$314	$1,339	$148,609

The decrease in losses charged to the ACL in the Commercial category for the six months ended June 30, 2025 can be attributed to a charge-down in the first quarter of 2024 on one loan secured primarily by equipment and pipeline infrastructure used in the oil and gas industry. The credit has been classified as Watch List—Doubtful since the end of 2022 at which time, and going forward, we have evaluated our loss exposure and adjusted reserves accordingly. We also continued to attempt to work with our customer during that period; however, those negotiations came to a halt late in the third quarter of 2023 when the customer declared bankruptcy. In March 2024, the bankruptcy court awarded the winning bid at foreclosure for the assets collateralizing the loan to a principal owner of the business. The bid was not for the full carrying value of the loan and resulted in a charge-down of approximately $25.6 million. We expect to recover a portion of the charge-down by pursuing repayment from the guarantor of the credit through a binding arbitration process. No changes to the qualitative loss factors were made for the June 30, 2025 ACL.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$52,268	$400	$1,754,590	$28,014
Commercial real estate: other construction & land development	—	—	2,563,794	54,065
Commercial real estate: farmland & commercial	63,347	8,228	3,041,955	38,432
Commercial real estate: multifamily	43,038	4,260	333,162	3,740
Residential: first lien	38	—	588,227	6,242
Residential: junior lien	141	—	461,874	9,998
Consumer	—	—	52,211	273
Foreign	—	—	183,975	1,331

Total	$158,832	$12,888	$8,979,788	$142,095

	December 31, 2024
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$52,110	$400	$1,799,693	$29,453
Commercial real estate: other construction & land development	8,195	8,122	2,476,259	52,517
Commercial real estate: farmland & commercial	65,733	8,228	2,862,070	35,762
Commercial real estate: multifamily	42,964	1,882	267,151	2,987
Residential: first lien	45	—	530,039	5,528
Residential: junior lien	141	—	469,088	10,031
Consumer	—	—	49,777	281
Foreign	—	—	186,561	1,346

Total	$169,188	$18,632	$8,640,638	$137,905

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024

	(Dollars in Thousands)
	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance
Domestic
Commercial	$52,268	$51,583	$52,110	$51,276
Commercial real estate: other construction & land development	—	—	8,195	73
Commercial real estate: farmland & commercial	63,347	23,978	65,733	24,757
Commercial real estate: multifamily	43,038	5,067	42,964	73
Residential: first lien	93	93	134	134
Total non-accrual loans	$158,746	$80,721	$169,136	$76,313

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under current accounting standards to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions. For the six months ended June 30, 2025, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at June 30, 2025 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at June 30, 2025 and December 31, 2024:

	June 30, 2025
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$7,022	$589	$48,119	$999	$55,730	$1,751,128	$1,806,858
Commercial real estate: other construction & land development	1,719	—	5	5	1,724	2,562,070	2,563,794
Commercial real estate: farmland & commercial	1,276	—	26,339	1,091	27,615	3,077,687	3,105,302
Commercial real estate: multifamily	12,907	—	66	—	12,973	363,227	376,200
Residential: first lien	5,796	3,184	2,812	2,736	11,792	576,473	588,265
Residential: junior lien	2,603	1,027	2,243	2,243	5,873	456,142	462,015
Consumer	271	3	41	41	315	51,896	52,211
Foreign	2,621	900	336	336	3,857	180,118	183,975
Total past due loans	$34,215	$5,703	$79,961	$7,451	$119,879	$9,018,741	$9,138,620

	December 31, 2024
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$4,070	$51,577	$579	$534	$56,226	$1,795,577	$1,851,803
Commercial real estate: other construction & land development	2,421	15	8,122	—	10,558	2,473,896	2,484,454
Commercial real estate: farmland & commercial	1,221	—	26,416	262	27,637	2,900,166	2,927,803
Commercial real estate: multifamily	—	270	25,064	—	25,334	284,781	310,115
Residential: first lien	4,763	1,337	3,631	3,542	9,731	520,353	530,084
Residential: junior lien	2,599	1,544	2,000	2,000	6,143	463,086	469,229
Consumer	122	32	16	16	170	49,607	49,777
Foreign	816	1,992	339	339	3,147	183,414	186,561
Total past due loans	$16,012	$56,767	$66,167	$6,693	$138,946	$8,670,880	$8,809,826

The increase in Commercial real estate: multifamily loans past due 30 – 59 days can be attributed to a loan secured by a multifamily affordable housing community. The increase in Commercial loans past due 90 days or more can be attributed to two loans secured by commercial properties that were placed on non-accrual in the fourth quarter of 2024 and are more than 90 days past due. The two loans were past due less than 90 days at December 31, 2024 as reflected in the table above. The decrease in commercial real estate: multifamily loans past due 90 days or greater can be primarily attributed to two loans secured by apartments that are on non-accrual that were brought current during the non-accrual period.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at June 30, 2025 and December 31, 2024 is presented below:

	2025	2024	2023	2022	2021	Prior	Total

	(Dollars in Thousands)
Balance at June 30, 2025
Domestic
Commercial
Pass	$606,234	$451,967	$294,786	$109,643	$182,551	$96,997	$1,742,178
Watch List - Pass	10,855	61	—	—	—	—	10,916
Watch List - Substandard	17	1,010	267	71	93	38	1,496
Watch List - Doubtful	4,439	864	46,874	18	72	1	52,268
Total Commercial	$621,545	$453,902	$341,927	$109,732	$182,716	$97,036	$1,806,858
Commercial
Current-period gross writeoffs	$3,022	$515	$—	$—	$—	$—	$3,537
Commercial real estate: other construction & land development
Pass	$598,585	$792,337	$879,835	$227,451	$34,959	$12,535	$2,545,702
Special Review	17,814	—	—	—	—	—	17,814
Watch List - Substandard	—	278	—	—	—	—	278
Total Commercial real estate: other construction & land development	$616,399	$792,615	$879,835	$227,451	$34,959	$12,535	$2,563,794
Commercial real estate: other construction & land development
Current-period gross writeoffs	$—	$—	$—	$8,121	$—	$—	$8,121
Commercial real estate: farmland & commercial
Pass	$417,160	$725,235	$579,807	$500,224	$306,286	$406,368	$2,935,080
Special Review	18,046	463	66,946	—	—	—	85,455
Watch List - Pass	16,036	199	—	2,076	—		18,311
Watch List - Substandard	—	2,073	240	445	—	351	3,109
Watch List - Doubtful	38,100	12,702	—	12,545	—	—	63,347
Total Commercial real estate: farmland & commercial	$489,342	$740,672	$646,993	$515,290	$306,286	$406,719	$3,105,302
Commercial real estate: multifamily
Pass	$100,592	$43,234	$20,837	$117,619	$18,253	$32,627	$333,162
Watch List - Doubtful	12,907	30,131	—	—	—	—	43,038
Total Commercial real estate: multifamily	$113,499	$73,365	$20,837	$117,619	$18,253	$32,627	$376,200
Residential: first lien
Pass	$177,047	$96,279	$107,988	$75,158	$48,162	$83,206	$587,840
Watch List - Substandard	—	91	—	—	295	—	386
Watch List - Doubtful	—	22	—	17	—	—	39
Total Residential: first lien	$177,047	$96,392	$107,988	$75,175	$48,457	$83,206	$588,265
Residential: first lien
Current-period gross writeoffs	$48	$—	$—	$—	$—	$1	$49
Residential: junior lien
Pass	$29,766	$86,397	$66,502	$61,011	$64,754	$153,444	$461,874
Watch List- Doubtful	141	—	—	—	—	—	141
Total Residential: junior lien	$29,907	$86,397	$66,502	$61,011	$64,754	$153,444	$462,015
Residential: junior lien
Current-period gross writeoffs	$120	$—	$—	$—	$—	$82	$202
Consumer
Pass	$27,093	$19,416	$3,345	$591	$316	$1,450	$52,211
Total Consumer	$27,093	$19,416	$3,345	$591	$316	$1,450	$52,211
Consumer
Current-period gross writeoffs	$32	$30	$5	$—	$—	$1	$68
Foreign
Pass	$59,552	$74,100	$23,136	$13,972	$6,485	$6,730	$183,975
Total Foreign	$59,552	$74,100	$23,136	$13,972	$6,485	$6,730	$183,975
Total Loans	$2,134,384	$2,336,859	$2,090,563	$1,120,841	$662,226	$793,747	$9,138,620

	2024	2023	2022	2021	2020	Prior	Total

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

The decrease in Watch List – Substandard Commercial real estate: farmland & commercial loans at June 30, 2025 can be primarily attributed to a change in classification on two loans in one relationship secured by hotels.  The loans were upgraded to Special Review during the first quarter of 2025.

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

A summary of option activity under the 2012 Plan for the six months ended June 30, 2025 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2024	212,155	$35.27
Plus: Options granted	—	—
Less:
Options exercised	(23,222)	34.19
Options expired	—	—
Options forfeited	(4,650)	33.57
Options outstanding at June 30, 2025	184,283	35.44	3.75	$5,734

Options fully vested and exercisable at June 30, 2025	138,392	$36.21	3.01	$4,201

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2025 was $21,000 and $66,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2024 was $48,000 and $122,000, respectively. As of June 30, 2025, there was approximately $152,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.4 years.

On April 18, 2022, the Board adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the SAR Plan; however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of June 30, 2025, a total of 446,740 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the six months ended June 30, 2025 is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
				(in Thousands)
SARs outstanding at December 31, 2024	456,702	$39.61
Plus: SARs granted	—
Less:
SARs exercised	(762)	39.33
SARs expired	—	—
SARs forfeited	(9,200)	39.33
SARs outstanding at June 30, 2025	446,740	39.61	7.04	$12,038

SARs fully vested and exercisable at June 30, 2025	22,337	$39.61	7.04	$597

The fair value of the liability for payments due to SAR holders at June 30, 2025 and December 31, 2024 is approximately $5,787,000 and $4,540,000, respectively, as calculated using a Black-Scholes-Merton pricing model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $874,000 and $1,262,000 for the three and six months ended June 30, 2025, respectively. The expense recorded in connection with all grants under the SAR Plan totaled $344,000 and $1,424,000 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was approximately $7,365,000 in unrecognized liability related to non-vested SARs granted under the SAR Plan that will be recognized over a weighted average period of 7.0 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at June 30, 2025 and have determined that no debt securities in an unrealized loss position are arising from credit related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period. Unrealized gains and losses related to equity securities with readily determinable fair values are included in net income.

The amortized cost and estimated fair value by type of investment security at June 30, 2025 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,245,239	$25,192	$(401,353)	$4,869,078	$4,869,078
Obligations of states and political subdivisions	152,430	5	(11,670)	140,765	140,765
Total investment securities	$5,397,669	$25,197	$(413,023)	$5,009,843	$5,009,843
(1)	Included in the carrying value of residential mortgage-backed securities are $921,929 of mortgage-backed securities issued by Ginnie Mae and $3,947,149 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2024 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,315,488	$8,858	$(489,170)	4,835,176	4,835,176
Obligations of states and political subdivisions	156,822	331	(4,413)	152,740	152,740
Total investment securities	$5,472,310	$9,189	$(493,583)	$4,987,916	$4,987,916
(1)	Included in the carrying value of residential mortgage-backed securities are $1,001,184 of mortgage-backed securities issued by Ginnie Mae and $3,833,992 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of investment securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$3,200	$3,200	$—	$—
Due after one year through five years	1,200	1,200	—	—
Due after five years through ten years	—	—	2,240	2,238
Due after ten years	—	—	150,190	138,527
Residential mortgage-backed securities	—	—	5,245,239	4,869,078
Total investment securities	$4,400	$4,400	$5,397,669	$5,009,843

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,720,908,000 and $1,532,931,000, respectively, at June 30, 2025.

Proceeds from the sales and calls of available-for-sale debt securities were $730,000 and $4,235,000 for the three and six months ended June 30, 2025, respectively, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and six months ended June 30, 2025, respectively. Proceeds from the sales and calls of available-for-sale debt securities were $0 and $1,720,000 for the three and six months ended June 30, 2024, respectively, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and six months ended June 30, 2024, respectively.

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at June 30, 2025, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$30,149	$(73)	$3,177,133	$(401,280)	$3,207,282	$(401,353)
Obligations of states and political subdivisions	39,297	(2,154)	89,462	(9,516)	128,759	(11,670)
	$69,446	$(2,227)	$3,266,595	$(410,796)	$3,336,041	$(413,023)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At June 30, 2025 and December 31, 2024, the balance in equity securities with readily determinable fair values recorded at fair value were $5,483,000 and $5,394,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024:

Three Months Ended
June 30, 2025
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$22
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$22

Three Months Ended
June 30, 2024
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(23)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(23)

Six Months Ended
June 30, 2025
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$89
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$89

Six Months Ended
June 30, 2024
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(80)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(80)

Other investments include equity and merchant banking investments held by our Subsidiary Banks and non-banking subsidiary entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying LIHTC projects. We are a limited partner in the partnerships and are not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $192,616,000 and $186,369,000 at June 30, 2025 and December 31, 2024, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $32,504,000 at June 30, 2025 and $25,064,000 at December 31, 2024 and are included in other liabilities on the consolidated financial statements. Tax credits and other tax benefits, as well as amortization expense associated with investments in qualified low-income housing partnerships are accounted for using the proportional amortization method of accounting. There was a total of $16,282,000 in estimated tax credits related to these investments for the six months ended June 30, 2025 and $13,084,000 in estimated amortization related to these investments for the six months ended June 30, 2025. There was a total of $11,266,000 in estimated tax credits and $12,437,000 in estimated amortization related to these investments for the six months ended June 30, 2024. There were no impairment losses recorded on tax equity investments during the six months ended June 30, 2025 or June 30, 2024, respectively.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are short-term and long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At June 30, 2025, other borrowed funds totaled $60,437,000 compared to $10,541,000 at December 31, 2024.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of June 30, 2025, we had four statutory business trusts under the laws of the State of Delaware (the “Trusts”), for the purpose of issuing trust preferred securities. The four Trusts each issued capital and common securities (“Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (“Debentures”) that we issued. As of June 30, 2025 and December 31, 2024, the principal amount of Debentures outstanding totaled $108,868,000, respectively.

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

For financial reporting purposes, the Trusts are treated as our investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At June 30, 2025 and December 31, 2024, the total $108,868,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2025:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	6.18%	SOFR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	6.19%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	6.18%	SOFR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	6.04%	SOFR	+	1.45	September 2037	September 2012
	$108,868

(1)    On July 1, 2023, the interest rate index on the Capital and Common Securities transitioned from U.S.-dollar London Interbank Offered Rate (“LIBOR”) to the Three-Month CME Term Secured Overnight Financing Rate (“SOFR”) with a 26-basis point spread adjustment.

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

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2025, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2025. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the second quarter of 2025, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 4, 2025, a total of 13,795,319 shares had been repurchased under all programs at a cost of $419,939,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”). Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a  ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. We believe that as of June 30, 2025, we meet all fully phased-in capital adequacy requirements.

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

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.”  The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aim to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. The U.S. targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. However, the future implementation of Basel IV remains unclear, as the Federal Reserve continues to review the Basel IV rules and has indicated that it may craft a new risk-based capital rule that would be less onerous for banks and require less stringent capital requirements.

As of June 30, 2025, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 23.23% on June 30, 2025 and 22.42% on December 31, 2024. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 19.51% and 18.84%, risk-weighted Tier 1 capital ratio of 23.84% and 23.06%, and risk-weighted total capital ratio of 25.06% and 24.31% at June 30, 2025 and December 31, 2024, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of June 30, 2025 and December 31, 2024, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2025, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2024, which are included in our 2024 Annual Report. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or any future period.

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

Overview

We are headquartered in Laredo, Texas with 166 facilities and 255 ATMs, and we provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in four merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive-based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive-based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2025	December 31, 2024	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$16,462,314	$15,738,852	4.6%
Net loans	8,983,637	8,653,289	3.8
Deposits	12,474,660	12,111,844	3.0
Securities sold under repurchase agreements	616,154	535,322	15.1
Other borrowed funds	60,437	10,541	473.4
Junior subordinated deferrable interest debentures	108,868	108,868	—
Shareholders’ equity	3,022,069	2,796,707	8.1

Consolidated Statements of Income Information

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Interest income	$220,967	$215,672	2.5%	$435,606	$427,761	1.8%
Interest expense	53,470	51,441	3.9	106,890	99,922	7.0
Net interest income	167,497	164,231	2.0	328,716	327,839	0.3
Provision for probable loan losses	4,398	8,771	(49.9)	7,727	21,749	(64.5)
Non-interest income	40,664	43,520	(6.6)	77,667	85,762	(9.4)
Non-interest expense	77,801	74,108	5.0	151,576	143,751	5.4
Net income	100,142	96,980	3.3%	197,034	194,311	1.4%

Per common share:
Basic	$1.61	$1.56	3.2%	$3.17	$3.13	1.3%
Diluted	1.61	1.56	3.2	3.16	3.12	1.3

Net Income

Net income for the three and six months ended June 30, 2025 increased by 3.3% and 1.4%, respectively, compared to the same periods of 2024. Net income continues to be positively impacted by an increase in interest income earned on our investment and loan portfolios driven primarily by both an increase in the size of the portfolios and the rate environment, which remains elevated as a result of FRB actions to raise interest rates in recent years. Net interest income for the same periods has been negatively impacted by an increase in interest expense, primarily driven by increases in rates paid on deposits. We closely monitor rates paid on deposits to remain competitive in the current economic environment and retain deposits. Net income for the three and six months ended June 30, 2025 was also positively impacted by a decrease in our provision for credit loss expense. The provision for credit loss expense recorded for the six months ended June 30, 2024 was primarily impacted by a charge-down of an impaired credit after the results of a bankruptcy related foreclosure. Net income for the three and six months ended June 30, 2025 was negatively impacted by an increase in our non-interest expenses driven by inflation and increased salary and compensation costs in order to attract and retain staff.

Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Interest Income:
Loans, including fees	$173,979	$168,365	3.3%	$344,139	$336,693	2.2%
Investment securities:
Taxable	41,401	37,137	11.5	82,333	73,400	12.2
Tax-exempt	1,514	1,539	(1.6)	3,041	3,085	(1.4)
Other interest income	4,073	8,631	(52.8)	6,093	14,583	(58.2)

Total interest income	220,967	215,672	2.5	435,606	427,761	1.8

Interest expense:
Savings deposits	21,318	20,631	3.3	41,768	40,547	3.0
Time deposits	25,150	23,450	7.2	50,650	44,726	13.2
Securities sold under Repurchase agreements	4,640	5,319	(12.8)	8,944	10,559	(15.3)
Other borrowings	669	69	869.6	2,145	139	1,443.2
Junior subordinated interest deferrable debentures	1,693	1,972	(14.1)	3,383	3,951	(14.4)

Total interest expense	53,470	51,441	3.9	106,890	99,922	7.0

Net interest income	$167,497	$164,231	2.0%	$328,716	$327,839	0.3%

The change in net interest income for the three and six months ended June 30, 2025 can be attributed to an increase in interest expense as a result of changes in rates we are paying on deposits to remain competitive with rates offered by our competitors. Interest income continues to be positively impacted by interest income earned on our investment and loan portfolios, driven by both an increase in the size of such portfolios and the current rate environment, which remains elevated due to the FRB raising interest rates recent years. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 46 for the June 30, 2025 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)

Service charges on deposit accounts	$17,988	$18,091	(0.6)%	$35,655	$36,358	(1.9)%
Other service charges, commissions and fees
Banking	14,939	14,643	2.0	29,004	29,118	(0.4)
Non-banking	2,650	2,893	(8.4)	4,985	5,167	(3.5)
Other investment income (loss), net	348	3,049	(88.6)	(910)	4,672	(119.5)
Other income	4,739	4,844	(2.2)	8,933	10,447	(14.5)
Total non-interest income	$40,664	$43,520	(6.6)%	$77,667	$85,762	(9.4)%

Total non-interest income for the three and six months ended June 30, 2025 decreased by 6.6% and 9.4%, respectively, compared to the same periods of 2024. Non-interest income was negatively impacted due to losses recorded on merchant banking investments and is reflected in other investments, net in the table.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)

Employee compensation and benefits	$38,251	$35,629	7.4%	$76,862	$71,496	7.5%
Occupancy	7,270	6,686	8.7	13,676	12,363	10.6
Depreciation of bank premises and equipment	5,486	5,715	(4.0)	11,099	11,344	(2.2)
Professional fees	4,074	4,212	(3.3)	7,645	7,903	(3.3)
Deposit insurance assessments	1,763	1,696	4.0	3,533	3,395	4.1
Net operations, other real estate owned	990	297	233.3	1,366	327	317.7
Advertising	1,732	1,462	18.5	3,453	3,282	5.2
Software and software maintenance	5,721	5,651	1.2	11,131	10,963	1.5
Other	12,514	12,760	(1.9)	22,811	22,678	0.6

Total non-interest expense	$77,801	$74,108	5.0%	$151,576	$143,751	5.4%

Non-interest expense increased by 5.0% and 5.4% for the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024. Non-interest expense continues to be primarily impacted by an increase in our employee compensation and benefits as we continue to adjust our compensation programs to retain our workforce and remain competitive in the current employment market. We also continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The ACL decreased 1.0 % to $154,983,000 at June 30, 2025 from $156,537,000 at December 31, 2024 primarily due to the charge-off of a loan that had been fully reserved for in prior periods. The provision for credit losses charged to expense decreased 49.9% to $4,398,000 for the three months ended June 30, 2025 compared to $8,771,000 for the same period of 2024. The provision for credit losses charged to expense decreased 64.5% to $7,727,000 for the six months ended June 30, 2025 compared to $21,749,000 for the same period of 2024. The credit loss charged to expense for the six months ended June 30, 2024 increased in order to absorb the impact of the charge-down. The ACL was 1.70% of total loans at June 30, 2025 and 1.78% of total loans at December 31, 2024.

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

Loans

Total loans increased by 3.7% to $9,138,620,000 at June 30, 2025, from $8,809,826,000 at December 31, 2024. Commercial real estate loans have historically been the largest category in our loan portfolio and comprise approximately 66% and 65% of total loans at June 30, 2025 and December 31, 2024, respectively. The loans in this category primarily include owner- and non-owner-occupied commercial buildings such as shopping centers, warehouses, hotels and office buildings and are primarily geographically concentrated in central and south Texas and throughout Oklahoma. Commercial real estate loans generally carry a lower risk of loss; however, they may also be significantly more affected by changes in real estate markets or the general economy. We regularly monitor commercial real estate loan concentrations and also have processes and procedures in place to monitor economic conditions that may adversely affect our commercial real estate portfolio.

Deposits

Deposits increased by 3.0% to $12,474,660,000 at June 30, 2025, compared to $12,111,844,000 at December 31, 2024. Deposits have continued to fluctuate as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. The five separately charted banks within our holding company structure also allows us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On June 30, 2025, we had $16,462,314,000 of consolidated assets, of which approximately $183,975,000, or 1.1%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $186,561,000, or 1.2%, at December 31, 2024. Of the $183,975,000, 79.1% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 5.9% is secured by foreign real estate or other assets; and 15.0% is unsecured.

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S./Mexico border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, who is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:

Commercial real estate construction development	$1,232,306	20.4%	$1,313,984	23.0%
Hotel	1,087,224	17.9	1,080,706	18.9
Retail multi-tenant	737,880	12.2	738,874	12.9
Lot development: residential and commercial lots	583,601	9.6	513,760	9.0
Warehouse	439,255	7.2	435,783	7.6
Office/Professional buildings	457,096	7.5	416,014	7.3
1 - 4 family construction	374,356	6.2	338,832	5.9
Multi-family	376,628	6.2	310,115	5.4
Owner occupied real estate	354,928	5.9	270,584	4.7
Commercial leased properties	291,943	4.8	194,023	3.4
Farmland	128,146	2.1	109,697	1.9
Total commercial real estate	$6,063,363	100.0%	$5,722,372	100.0%

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

June 30,
2025
(in Thousands)
Unsecured fed funds lines available from commercial banks	$50,000
Unused borrowings capacity from FHLB (1)	3,361,493
Unused borrowings capacity under Federal Reserve discount window	500,423
Unpledged investment securities (2)	3,681,653
$7,593,569

(1) FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and mortgage finance assets
(2) Market value

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At June 30, 2025, shareholders’ equity was $3,022,069,000 compared to $2,796,707,000 at December 31, 2024. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by shareholder dividends paid.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Act. Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. We believe that as of June 30, 2025, we meet all fully phased-in capital adequacy requirements.

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

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.” The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aim to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV began on January 1, 2023 and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. The U.S. targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. However, the future implementation of Basel IV remains unclear, as the Federal Reserve continues to review the Basel IV rules and has indicated that it may craft a new risk-based capital rule that would be less onerous for banks and require less stringent capital requirements.

As of June 30, 2025, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 23.23% on June 30, 2025 and 22.42% on December 31, 2024. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 19.51% and 18.84%, risk-weighted Tier 1 capital ratio of 23.84% and 23.06%, and risk-weighted total capital ratio of 25.06% and 24.31% at June 30, 2025 and December 31, 2024, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of June 30, 2025 and December 31, 2024, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2025, that we and each of our Subsidiary Banks continue to meet all capital adequacy requirements to which we are subject.

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 2025 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
June 30, 2025	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$250,020	$757,116	$3,871,825	$140,765	$5,019,726
Loans, net of non-accruals	7,550,290	183,001	481,702	764,881	8,979,874

Total earning assets	$7,800,310	$940,117	$4,353,527	$905,646	$13,999,600

Cumulative earning assets	$7,800,310	$8,740,427	$13,093,954	$13,999,600

Rate sensitive liabilities

Time deposits	$1,346,018	$1,525,676	$143,895	$—	$3,015,589
Other interest bearing deposits	4,739,099	—	—	—	4,739,099
Securities sold under repurchase agreements	615,084	1,070	—	—	616,154
Other borrowed funds	50,000	—	—	10,437	60,437
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$6,859,069	$1,526,746	$143,895	$10,437	$8,540,147

Cumulative sensitive liabilities	$6,859,069	$8,385,815	$8,529,710	$8,540,147

Repricing gap	$941,241	$(586,629)	$4,209,632	$895,209	$5,459,453
Cumulative repricing gap	941,241	354,612	4,564,244	5,459,453
Ratio of interest-sensitive assets to liabilities	1.14	0.62	30.25	86.77	1.64
Ratio of cumulative, interest-sensitive assets to liabilities	1.14	1.04	1.54	1.64

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2025, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 15 through 20 of our 2024 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the six months ended June 30, 2025, there were no sales of equity securities that were not registered under the Securities Act of 1933, as amended, or which were not previously disclosed or reported in our Annual Report on Form 10-K for the year ended December 31, 2024 or a subsequent Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on March 12, 2025, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2025. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the second quarter of 2025, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 4, 2025, a total of 13,795,319 shares had been repurchased under all programs at a cost of $419,939,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1 trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board. The following table includes information about common stock share repurchases for the quarter ended June 30, 2025.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
April 1 – April 30, 2025	79,609	$55.60	79,609	$145,574,000
May 1 – May 31, 2025	—	—	—	145,574,000
June 1 – June 30, 2025	1,923	62.63	—	145,453,000
Total	81,532	$55.77	79,609
(1)	The repurchase program was extended on March 12, 2025 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2026.

Item 5. Other Information

During the quarter ended June 30, 2025, there was no information required to be disclosed in a Current Report on Form 8-K which was not disclosed in a Current Report on Form 8-K.

During the quarter ended June 30, 2025, there were no material changes to the procedures by which shareholders may recommend nominees to our Board.

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2025 and June 30, 2024; (iii) the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024; and (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and June 30, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 7, 2025	/s/ Dennis E. Nixon
Dennis E. Nixon
President

Date:	August 7, 2025	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer