Form 10-K
period 2025-12-31
INTERNATIONAL BANCSHARES CORP
filed 2026-02-26
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2025 was $4,136,750,000 based on the closing sales price per share of the Registrant’s common stock on such date as reported by The Nasdaq Stock Market.

As of February 23, 2026, there were 62,177,719 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to Shareholders for the fiscal year ended December 31, 2025 (in Parts I and II) and (b) Proxy Statement relating to the Company’s 2026 Annual Meeting of Shareholders (in Part III).

Part I

As used in this report, the words “Company,” “we,” “us,” and “our” refer to International Bancshares Corporation, a Texas corporation, its five wholly owned subsidiary banks, and its other subsidiaries.  The information that follows may contain forward-looking statements, which involve various risks and uncertainties, including those identified in Item 1A (Risk Factors) of this Annual Report on Form 10-K, and are qualified as indicated under “Special Cautionary Notice Regarding Forward-Looking Information” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2025 Annual Report to Shareholders, which is filed as Exhibit 13 hereto and incorporated herein by reference. Our website address is www.ibc.com.

Item 1. Business

General

We are a registered multibank financial holding company providing a diversified range of commercial and retail banking services in our main banking and branch facilities located in north, south, central, and southeast Texas and the State of Oklahoma. We were organized and we operate as a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHCA). As a bank holding company, we may own one or more banks and may engage in activities closely related to banking. In this regard, we are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (FRB). In addition, all five of our wholly owned banking subsidiaries are members of and subject to regulation by the Federal Deposit Insurance Corporation (FDIC).  Our principal corporate offices are located in Laredo, Texas.

Our principal assets at December 31, 2025, consisted of all the outstanding capital stock of four Texas state banking associations and one Oklahoma state banking corporation as follows:

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

We also own six direct, non-banking subsidiaries:

●	IBC Trading Company, an export trading company that is currently inactive;
●	IBC Charitable and Community Development Corporation, a nonprofit corporation formed under the laws of the State of Texas to conduct charitable and community development activities;
●	IBC Capital Corporation, a company incorporated in the State of Delaware for the purpose of holding certain investments;
●	WCMH, LLC, a merchant banking entity formed under the laws of the State of Texas;
●	Premier Tierra Holdings, Inc., a liquidating subsidiary formed under the laws of the State of Texas; and
●	Diamond Beach Holdings, LLC, a merchant banking entity formed under the laws of the State of Texas.

We also own fifty-percent interests in Gulfstar Group I, Ltd. and Gulfstar Group II, Ltd., together with their related entities, all of which are involved in investment banking activities; a controlling interest in five merchant banking entities; and a majority ownership interest in a real-estate development partnership.

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

Services, Human Capital, and Diversified Workplace Culture

Our Subsidiary Banks have historically focused on providing commercial banking services to small- and medium-sized businesses located in their trade areas and select international banking services. In recent years, however, our Subsidiary Banks have emphasized consumer and retail banking, including mortgage lending, as well as opening branches in retail locations and shopping malls. Today, we have 166 facilities and 247 ATMs serving 75 communities in Texas and Oklahoma.

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

Each Subsidiary Bank makes available certain securities products through third-party providers and provides banking services during traditional and non-traditional banking hours through their ATM network and retail locations in shopping malls and other convenient places. Additionally, we offer IBC Bank Online, an Internet banking product that provides customers with online access to banking information and services 24 hours a day, as well as IBC Mobile Banking, which provides users with banking access from their mobile devices 24 hours a day. No material portion of our business may be deemed seasonal.

As of December 31, 2025, we and our Subsidiary Banks employed approximately 2,126 people full time and 193 persons part time. As of December 31, 2025, approximately 66% of our approximately 300-person officer management team have been with us for more than 15 years, and approximately 79% of those have been with us for more than 20 years.

Our mission is to develop a banking culture that builds genuine personal relationships with our customers and the communities we serve. The most significant component of that mission is to attract, develop, and maintain employees and officers of the highest quality, who are committed to their job, conduct themselves with the highest level of professionalism, devote themselves to their community, and relentlessly pursue perfection in their performance.

While senior management is certainly expected to lead by example, our objective is to instill our mission and cultural values throughout our entire organization. We are as dedicated to each other as “one team” moving in the same direction as we are to the communities we serve. We teach and train our employees to understand the reality of our customers’ everyday business, and to provide practical solutions based on extensive experience, ingenuity, continuity, balance, integrity, intelligence, and very strong work ethic and technical skills, including significant bilingual capabilities. Our team approach allows us to nurture excellence in our staff by developing superior valuation skills so that each of our staff members better understands the risks and returns of transactions better than our competitors. We provide extensive training for our employees in an effort to ensure that our customers receive superior customer service. We seek to develop superior skills at the transaction level, using a bottom-up approach to management. The use of pods, roundtables, and team huddles are fundamental to our approach.

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

We are committed to attracting, hiring, and retaining a diverse workforce that is representative of the communities in which we live and serve. Our employment practices are designed to promote workforce development, professional growth, and fair opportunities for all applicants and employees in all of our employment practices, including but not limited to, hiring, promoting, transferring, and compensating employees without regard to any characteristic protected by law. We also conduct training programs on equal employment opportunities and provide coaching and development initiatives that support merit-based advancement, strengthen employee engagement, and help all employees grow and contribute to our success. We are committed to fostering a workplace culture that attracts, develops, and retains talented employees, provides meaningful opportunities for career advancement, and supports community involvement.  In support of these efforts, we connect with and support community organizations, minority-and women-focused professional groups, and educational institutions to expand access to career pathways and build connections within the communities we serve.

We are also committed to maintaining a safe and healthy work environment, free from work-related injuries and illnesses and where every team member is treated with dignity and respect, without the fear of the threat of discrimination or harassment. As stated in our Board-approved Code of Ethics and Business Conduct, we expect all of our officers, directors, and employees to practice fair dealing, honesty, and integrity in every aspect of their interactions with other IBC employees, our customers, vendors, shareholders, suppliers, competitors, and government authorities, and the communities we serve.

None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that we maintain positive employee relations.

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

We also compete against non-bank entities, which serve as an alternative to traditional financial institutions. The percentage of bank-related services being provided by non-bank entities has increased during the last several years, driven by technological advancements and evolving consumer preferences. If the regulatory environment becomes more accommodating to non-bank financial services providers, we may face heightened competitive challenges.

We do a large amount of business for customers domiciled in Mexico, with an emphasis in Northern Mexico. Deposits from persons and entities domiciled in Mexico comprise a large and stable portion of the deposit base of the Subsidiary Banks. These deposits comprised approximately 32%, 31% and 29% of the Subsidiary Banks’ total deposits for the three years ended December 31, 2025, 2024 and 2023, respectively. The imposition of tariffs and trade restrictions by the United States on Mexico may weaken the Mexican economy, potentially leading to lower deposit balances or increased withdrawals from our depositors domiciled in Mexico. In turn, a decline in our deposit base and liquidity could strain our ability to compete with other financial institutions that are less reliant on cross-border deposits. Similarly, in response to any increase in geopolitical tensions or strained U.S.-Mexico relations, depositors from Mexico may seek alternative financial institutions that are perceived as being more integrated within the Mexican financial industry, which could cause us to face increased competition.

Under the Financial Services Modernization Act of 1999, which is otherwise known as the Gramm-Leach-Bliley Act (GLBA), banks, securities firms and insurance companies may affiliate under an entity known as a financial holding company, which may then serve its customers varied financial needs through a single corporate structure. The GLBA significantly changed the competitive environment in which we and our Subsidiary Banks conduct business. The financial services industry will become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may reduce the necessity of depository institutions and other financial intermediaries in the transfer of funds between parties. Additionally, as use of cryptocurrencies, blockchain technologies, and decentralized financial services gain broader regulatory approval, become more widely adopted by consumers, and become integrated into mainstream financial systems, we may be subject to additional competitive pressures from these alternative financial providers, which could reduce demand for the traditional banking services that we provide and attract customers away from traditional banking institutions like ours.

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

The BHCA and the Change in Bank Control Act of 1978 require that either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring “control” of a bank holding company, subject to exception for certain transactions. Control is conclusively presumed to exist if any person acquires 25% or more of the voting securities of a bank holding company; control is a rebuttable presumption between 10% and 25% ownership. Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes. The FRB revised its control rules under the BHCA by expanding the number of presumptions used to determine whether control exists. Effective April 1, 2020, the FRB’s rule amended Regulation Y, the implementing regulation for the BHCA, to provide additional transparency regarding control determinations by implementing a tiered framework establishing factors and thresholds that are indicative of control. To date, the rule has not, and we do not anticipate that it will, have a significant detrimental effect on us given that it is generally consistent with the FRB’s historical practices in making control determinations.

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

Anti-Money Laundering

Combating money laundering and terrorist financing is a major focus of financial institution regulatory policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (PATRIOT Act), substantially expanded the responsibilities of U.S. financial institutions with respect to countering money laundering and terrorist activities. The implementing regulations impose obligations on financial institutions to maintain a risk-based anti-money laundering (AML) program that includes appropriate policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The PATRIOT Act also requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. AML regulations are continually evolving. In May 2018, regulatory updates were imposed that require U.S. financial institutions to ascertain and document the beneficial owners of legal entity customers opening new accounts. Those 2018 requirements were supplemented by the Anti-Money Laundering Act of 2020 (AMLA) and, as part of the AMLA, the Corporate Transparency Act (CTA).

The AMLA streamlines and modernizes certain provisions of the Currency and Foreign Transactions Reporting Act of 1970, as amended (Bank Secrecy Act), by, for example, requiring most legal entities to register their beneficial-ownership information into a national registry maintained by the Financial Crimes Enforcement Network (FinCEN); modernizing and expanding the statutory definition of “financial institution” to include antiquities dealers and entities whose services involve cryptocurrency and other non-cash currency substitutes;  enhancing the type and severity of fines and penalties that violators of the AMLA, the Bank Secrecy Act, and the PATRIOT Act may face; and enhancing whistleblower protections and awards.  Certain implementing regulations that FinCEN has proposed in connection with the AMLA are still being finalized. For example, in June 2024, FinCEN issued a Notice of Proposed Rulemaking (NPR)

proposing to amend the Bank Secrecy Act’s AML program requirements to mandate effective, risk-based, and reasonably designated AML and countering the financing of terrorism (CFT) programs, including formalized risk-assessment processes and alignment with government-wide AML/CFT priorities. The proposal is still under consideration by FinCEN, and no final rule has been issued.

In September 2022, FinCEN finalized its regime for reporting beneficial-ownership information (BOI) under the CTA, which took effect on January 1, 2024.  The CTA aims to combat money laundering, securities and tax fraud, terrorism financing, human and drug trafficking, counterfeiting, and other corrupt, nefarious activities by preventing bad actors from concealing their ownership of U.S. entities to advance their illicit operations. As originally contemplated, the CTA’s reporting rule would have required corporations, limited liability companies, and similar entities operating in the U.S. to identify and report certain information concerning their beneficial owners, meaning the individuals who ultimately own or control them. Although FinCEN originally set a deadline of January 1, 2025, for entities to file BOI reports, on March 26, 2025, FinCEN issued an Interim Final Rule that removed the requirement for U.S. companies and U.S. persons to report BOI to FinCEN under the CTA, meaning only foreign entities formed outside the U.S. that are registered to do business in the U.S. are currently subject to the CTA’s BOI reporting obligations. On February 20, 2024, the CTA’s access rule, which implements the CTA’s access and safeguard provisions, took effect, under which a reporting company’s BOI is deemed confidential but can be disclosed by FinCEN to six categories of recipients, including financial institutions that are subject to customer due diligence obligations and have received the reporting company’s consent to access its BOI.  As a result of the Interim Final Rule, while the CTA’s access rule remains in effect, its practical applicability is limited to BOI submitted to FinCEN by foreign reporting companies that continue to have reporting obligations under the CTA. Overall, the status of the CTA and related BOI reporting requirements remains in flux due to ongoing litigation and regulatory developments concerning the constitutionality and implementation of the CTA. Legislation to repeal the CTA has also been brought before Congress, and it is unclear the extent to which the CTA will be enforced.  The Interim Final Rule stated that FinCEN was accepting comments to the Interim Final rule through May 27, 2025, would evaluate the rule Interim Final Rule’s exemptions to BOI reporting in light of the comments received, and expected to issue a final rule addressing BOI requirements under the CTA during 2025. However, as of December 2025, FinCEN was still in the process of reviewing comments to the Interim Final Rule, and no final rule has been issued by FinCEN to date. Although we are not currently subject to the CTA’s BOI reporting requirements as a result of the Interim Final Rule, we will continue to monitor FinCEN’s guidance, and any final rules or other regulatory developments relating to the CTA and will assess the applicability of any resulting reporting obligations.

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

Nonresident Alien Deposits

In 2013, the Internal Revenue Service (IRS) published a rule requiring U.S. banks to report on the interest they pay to nonresident alien individuals. The IRS shares that information with tax authorities in other countries with whom the United States has an agreement regarding the exchange of tax information.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. The Office of Foreign Assets Control of the U.S. Department of the Treasury (OFAC) publishes lists of specially designated countries and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, transnational criminal organizations, international cartels and narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. The OFAC-administered sanctions take many forms, including restrictions on trade or investment and the blocking of certain assets related to the designated foreign countries and nationals. Blocked assets, which may include bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with the OFAC sanctions could have serious legal and reputational consequences.

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

On September 8, 2016, the FRB published a report to Congress in which it recommended the repeal of the merchant banking authority granted to financial holding companies under the GLBA. Specifically, the FRB recommended that Congress repeal the statutory merchant banking authority and the grandfathering exemption for certain companies that became financial holding companies after 1999. The FRB also noted in its report that it is considering regulatory measures that would limit what it termed “safety and soundness risks of merchant banking investments.”  Following this report, on September 30, 2016, the FRB published an NPR proposing to, among other things, amend the risk-based capital requirements to increase the requirements associated with a subset of merchant banking investments; specifically, merchant banking investments in companies engaged in physical commodities activities. The changes proposed in the NPR were significantly narrower than the FRB’s recommendations regarding merchant banking investments in its report to Congress.

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

In late 2022, the CFPB issued an outline of proposed rules related to Section 1033 of Dodd-Frank, which requires the CFPB to implement regulations providing for the sharing of consumer financial information between financial institutions and consumer-authorized data recipients. In October 2023, the CFPB proposed a “Personal Financial Data Rights” rule (PFDR Rule), which aims to promote open, decentralized banking, protect consumers’ financial data from misuse, and foster competition in the banking industry. The CFPB published the final PFDR Rule in October 2024, which requires financial institutions to make financial data regarding consumers’ transactions and accounts more accessible for consumers and authorized third parties acting on their behalf; implement authorization procedures for third parties seeking to access consumer data, including requiring third parties to commit to data limitations and compliance with the GLBA Safeguards Framework; establish operational, performance, and security standards related to data access; and advance fair, open, and inclusive industry standards to facilitate an open banking system. Depository institutions with less than $10 billion in assets were originally required to comply with the final PFDR Rule by April 2028. However, in August 2025, the CFPB issued an Advanced Notice of Proposed Rulemaking announcing potential amendments to the PFDR Rule and its plans to extend the compliance dates for the final rule, and in October 2025, a federal district court stayed the compliance dates of the PFDR Rule and enjoined its enforcement pending the CFPB’s regulatory reconsideration. As a result, the ultimate requirements and compliance dates under the PFDR Rule remain subject to change. We will continue to monitor the CFPB’s rulemaking, guidance, and other regulatory developments relating to the PFDR Rule and assess potential compliance obligations.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) rewrote federal law governing the interstate expansion of banks in the United States. Under the Interstate Banking Act, adequately capitalized, well-managed bank holding companies with FRB approval may acquire banks located in any other state in the United States, provided that the target bank meets the minimum age established by the state in which the target bank is located (five years in Texas). The Interstate Banking Act imposes an anti-concentration limit, which prohibits interstate acquisitions that would give a bank holding company control of more than 10% of all deposits nationwide or 30% of any one state’s deposits, or such higher or lower percentage established by the host state. The anti-concentration limit applicable in each of Texas and Oklahoma is 20% of all federally insured deposits in the state. The Interstate Banking Act further expanded interstate banking by allowing banks to establish de novo branches in any state that opted in to the Interstate Banking Act’s branching provisions.  However, the opt-in concept was eliminated by the Dodd-Frank Act, which permits de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

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

At December 31, 2025, there was an aggregate of approximately $1,644,000,000 available for the payment of dividends to our holding company by our Subsidiary Banks under the capital rules applicable as of December 31, 2025, assuming that each of such banks continues to be classified as “well capitalized.”  Further, we could expend the entire $1,644,000,000 and continue to be classified as “well capitalized” under the capital rules applicable as of December 31, 2025.

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

The Dodd-Frank Act requires the federal banking agencies to jointly issue rules implementing the “source of strength” doctrine, but as of December 31, 2025, the FRB and other federal banking regulators have not yet issued such rules.

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

Our FDIC deposit insurance expense totaled $7,151,000, $6,865,000, and $6,285,000 in 2025, 2024 and 2023, respectively.

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

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (leverage ratio) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4% - 5%.  Our leverage ratio at December 31, 2025 was 19.86%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Each of our Subsidiary Banks is subject to similar capital requirements adopted by the FDIC and had a leverage ratio in excess of 5% as of December 31, 2025.

The federal bank regulatory agencies adopted regulations that mandate a five-tier scheme of capital requirements and corresponding supervisory actions to implement the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended (FDIA). The regulations include requirements for the capital categories that will serve as benchmarks for mandatory supervisory actions. Under the current regulations, as revised to reflect the Basel III capital rules discussed below, the highest of the five categories is a well-capitalized institution with a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. An institution is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee if its capital ratios drop below the levels for an adequately capitalized institution, which under the current framework are 8%, 6%, 4.5%, and 4%, respectively. The corresponding provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) mandate corrective actions be taken if a bank is undercapitalized. Based on our capital ratios as of December 31, 2025, our holding company and each of the Subsidiary Banks were classified as “well capitalized” under the applicable regulations.

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

The Basel III final capital framework, among other things, (i) establishes a minimum ratio for “Common Equity Tier 1” capital (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to pre-Basel III regulations.

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

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to the Basel III regulatory capital framework, commonly called “Basel III endgame” or “Basel IV.”  The Basel IV standards make changes to the capital framework first introduced as “Basel III” in 2010 and aim to reduce excessive variability in banks’ calculations of risk-weighted assets and risk-weighted capital ratios.  Implementation of Basel IV across the Basel Committee’s member jurisdictions began on January 1, 2023, and will continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. Although U.S. regulators originally targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028, the federal banking agencies indicated in September 2025 that they intend to unveil a re-proposal of the Basel IV capital rules by early 2026. Accordingly, the previously established implementation dates for Basel IV are no longer definitive, and the timing, scope, and final form of the re-proposed Basel IV framework remains uncertain.

Basel III Prompt Corrective Action

The FDIA requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes the following five capital tiers: (i) “well capitalized;” (ii) “adequately capitalized;” (iii) “undercapitalized;” (iv) “significantly undercapitalized;” and (v) “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect the standards for assessing capital adequacy under the Basel III capital rules that became effective on January 1, 2015 and were phased in through January 1, 2019, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio, and the leverage ratio. A bank will be considered:

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

As of December 31, 2025, each of our Subsidiary Banks are “well capitalized” based on the aforementioned ratios pursuant to the Basel III capital rules.

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

The Basel III liquidity coverage ratio uses international liquidity standards that serve to reconcile the differences of the liquidity standards of countries. The Basel Committee is expected to address the net stable funding ratio in the future. These new standards are subject to further rulemaking, and their terms may well change before implementation. The federal bank regulatory agencies also issued a proposed rule that would implement qualitative liquidity requirements, including a liquidity coverage ratio (LCR), consistent with liquidity standards adopted by the Basel Committee, for certain banking organizations with more than $250 billion in total assets or subsidiary depository institutions of internationally active banking organizations with $10 billion or more in total consolidated assets. The FRB issued a separate proposed rule at the same time to apply a modified version of the LCR to certain depository institution holding companies with assets greater than $50 billion. The final version of the rule defines banks with between $50 billion and $250 billion in assets as “modified LCR companies,” which will be subjected to less rigorous requirements regarding the high-quality liquid assets calculations.

In July 2018, following the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, the FRB stated that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR. In November 2019, the federal banking regulators adopted final rules to revise their liquidity requirements so that banking organizations that are not globally systemic important banks, have less than $250 billion in total consolidated assets, and have less than $75 billion in each of off-balance sheet exposures, nonbank assets, cross-jurisdictional activity, and short-term wholesale funding are generally not subject to any LCR or net stable funding ratio requirements.

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

Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (IRA) was enacted. Among other things, the IRA imposes a 1% tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. Final regulations implementing the stock repurchase excise tax were issued by the Treasury Department and the IRS and became effective in November 2025.

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

Community Reinvestment Act

Under the CRA, the FDIC is required to assess the record of each Subsidiary Bank to determine if the bank meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that record into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. In May 2022, the federal bank regulators, including the FDIC, issued an NPR intended to revise the CRA’s implementing regulations in order to advance the CRA’s core purpose and adapt the CRA’s regulatory framework to reflect the modern banking industry. The focus of the revised rules, according to the regulators, is to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to increased provision and use of Internet and mobile banking products and services, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach.

In October 2023, the federal regulators adopted a joint final rule to strengthen and modernize the CRA regulations, (the 2023 CRA Rule), which was consistent with the 2022 proposed rule.  Under the 2023 CRA Rule, most of the CRA changes would only affect “large” banks with assets of more than $2 billion while allowing small and mid-sized banks to elect to be evaluated based on certain of the new rules. Although updates to the CRA’s implementing regulations were necessary to address the changes in the banking industry and the increase in online and mobile banking, the changes under the 2023 CRA Rule included significant increases in data collection, testing, and evaluation metrics related to geography and assessment areas. The final 2023 CRA Rule was set to take effect on April 1, 2024, with staggered compliance dates of January 1, 2026 and January 1, 2027.  However, on March 29, 2024, a federal court enjoined the enforcement of the 2023 CRA Rule, and its implementation and effective dates are stayed while the injunction remains in effect and pending the outcome of the litigation. On July 16, 2025, the OCC, the FRB, and the FDIC issued a joint NPR proposing to rescind the 2023 CRA Rule and replace it with regulations substantively identical to those in effect on March 29, 2024, as originally adopted by the agencies in 1995 and reinstated by the OCC in 2021.  As a result, the previous CRA regulations continue to govern.

Proposed legislation was introduced in September 2022 that would have further revised the CRA by adding several new substantive and procedural requirements. If enacted, the legislation would have broadened the types of legal violations that affect CRA scores, require banks to form community advisory committees in each market they serve (based on metropolitan statistical areas), required proof of impact for community service and charity efforts to receive CRA credit, and required large banks to collect and report even more information related to borrower demographics. The proposed legislation would have also required regulators to consider a bank’s partnerships with non-depository lenders and “small-dollar” first-lien mortgages as part of CRA examinations. Like the October 2023 final regulatory revisions, the proposed legislation focused on applying fair-lending concepts to CRA obligations and examinations. Ultimately, however, the proposed legislation did not advance through the legislative process and was never passed.  Nevertheless, we will continue to monitor other legislative initiatives and their potential effect on the CRA regulations.

The FDIC prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. Federal banking agencies make public a rating of a bank’s performance under the CRA. The Subsidiary Banks conduct an award-winning financial literacy program in their communities as part of their community outreach.

All of our Subsidiary Banks received a “Satisfactory” CRA rating in their most recently completed examinations. Financial institutions are evaluated under different CRA examinations procedures based upon their asset size classification, which asset thresholds are updated annually and were updated as of January 1, 2026. “Large bank” now means a bank with total assets equal to or greater than $1.649 billion for December 31 of both of the prior two calendar years, “small bank” means a bank with assets of less than $1.649 billion as of December 31 of either of the prior two calendar years, and “intermediate small bank” means a bank with assets of at least $412 million as of December 31 of both of the prior two calendar years and less than $1.649 billion as of December 31 of either of the prior two calendar years. Two of our Subsidiary Banks are considered “intermediate small banks” and IBC, IBC Brownsville and IBC Oklahoma are considered “large banks” under the new asset thresholds.

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

The CFPB’s broad authority to issue, interpret, and enforce almost all federal consumer protection laws, and its issuance of applicable disclosure forms, may impact each of the Subsidiary Banks’ consumer compliance programs. The applicable consumer financial protection laws include, in part, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank-Act. The CFPB also has broad authority, among other matters, to declare acts or practices to be “unfair, deceptive, or abusive,” and to develop and require new consumer disclosures. The CFPB has issued and continues to issue numerous regulations under which IBC and the Subsidiary Banks will continue to incur additional expenses in connection with ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

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

In light of the current political climate in Washington, DC and changes in CFPB leadership in recent years, we cannot predict what additional actions may be taken by the CFPB with respect to its previous regulations, rulings, and decisions and any impact on our operations. In October 2022, the United States Court of Appeals for the Fifth Circuit held that the mechanism for funding the CFPB was an unconstitutional violation of the Appropriations Clause. In 2024, the United States Supreme Court overturned the Fifth Circuit Court’s ruling and held that the mechanism for funding the CFPB is constitutional. While that ruling maintained the existence of the CFPB, it is unclear how active the CFPB will be under the current administration, what authority it will maintain given the significant legal challenges it has had and continues to face, and what, if any, priorities it will have under its new leadership. While the current administration signaled an intention to de-fund and ultimately shutter the CFPB, at least one court in late 2025 ordered the administration to continue to seek funding for and operating the CFPB. Several states have also joined a lawsuit to prevent the defunding of the CFPB. It is unclear to what extent the administration will be successful in defunding or otherwise terminating the CFPB. The new administration has appointed the Director of the Office of Management and Budget as acting director of the CFPB.

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

In 2016, the federal banking agencies proposed enhanced cyber-risk management standards for large, interconnected entities and their service providers.  The proposal established enhanced standards to increase the operational resilience of those entities and reduce the impact on the financial system in case of a cyber event experienced by any of them. The standards address cyber-risk governance, cyber-risk management, internal dependency management, external dependency management, incident response, cyber resilience, and situational awareness. The enhanced standards would be implemented in a tiered manner, imposing more stringent standards on the systems of those entities that are critical to the functioning of the financial sector. In 2021, the federal banking agencies adopted a rule governing computer security incidents and, in part, the rule requires notification by a regulated institution to its primary federal regulator in the event of certain cybersecurity-related incidents.

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

In October 2023, President Joe Biden issued an Executive Order (EO) on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (AI), which set new standards for AI safety and security, established guidelines and processes for the equitable use of AI, called on Congress to pass bipartisan data-privacy legislation, and directed federal agencies to take various actions to advance the safety, security, and trustworthiness of AI systems and to mitigate AI risks. Several of the directives in the EO involved the financial-services industry. For example, the EO directed the Secretary of the Treasury to prepare a public report advising financial institutions on best practices for managing AI-specific cybersecurity risks, and encouraged regulatory agencies to consider rulemaking to address the risks to financial stability and other risks that may result from using AI. Although President Trump ultimately rescinded President Biden’s AI EO on January 20, 2025, the prior EO demonstrates the types of executive actions related to AI that may impact the banking industry in the future.  On January 23, 2025, President Trump issued an EO entitled Removing Barriers to American Leadership in Artificial Intelligence, which encourages the development of AI systems that are void of ideological bias or social agendas and promotes American AI innovation. Although the EO does not include specific directives that impact the financial-services industry, the EO may encourage the development of AI technologies within the financial sector and cause financial institutions to evaluate whether existing AI systems adhere to the EO’s directive to be free from ideological bias or engineered social agendas. On December 11, 2025, President Trump issued an EO entitled Ensuring a National Policy Framework for Artificial Intelligence, which directs the development of a national policy framework for AI that is intended to be minimally burdensome, replace state-by-state regulatory regimes, and promote AI innovation and leadership in the United States. While the EO does not specifically impose requirements on financial institutions, it may inform future regulatory actions and policy developments related to the use of AI in the financial services industry, which could affect future compliance obligations.

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

The CFPB and other federal regulators continue to issue guidance and regulatory updates that affect mortgage lending, including updated guidelines and proposed regulatory revisions that signal an ongoing focus on redlining and discrimination in mortgage lending, revisions to the CRA and greater oversight of property appraisals, and related algorithms and machine learning tools that can be used in the appraisal process. The CFPB recently issued a proposed rule that would remove regulations regarding disparate impact under the Equal Credit Opportunity Act and would instead leave such determinations solely to the courts to interpret and apply.  It is unclear whether or to what extent this rule will be implemented.

Powers

As a result of the FDICIA, the authority of the FDIC over state-chartered banks was expanded. The FDICIA limits state chartered banks to only those principal activities permissible for national banks, except for other activities specifically approved by the FDIC. The Texas Banking Act includes a parity provision which establishes procedures for state banks to notify the Texas Banking Commissioner if the bank intends to conduct any activity permitted for a national bank that is otherwise denied to a state bank. The Texas Banking Commissioner has 30 days to prohibit the activity. Also, the Texas Finance Code includes a “super parity” provision with procedures for state banks to notify the Texas Banking Commissioner if the bank intends to conduct any activity permitted for any depository institution in the United States. The Texas Banking Commissioner has 30 days after receiving such notice to prohibit the activity. Similarly, under the Oklahoma Banking Code, Oklahoma state banks have the authority to exercise such incidental powers as may be necessary or desirable to carry on the banking business including, but not limited to, powers conferred upon national banks, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or the Oklahoma State Banking Board.  Additionally, upon approval of the Oklahoma Banking Commissioner, and subject to all applicable federal and state laws, the operating subsidiaries or financial subsidiaries of an Oklahoma state bank may exercise any power and engage in any activity that is permitted for an operating subsidiary or financial subsidiary of a national bank, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or Oklahoma State Banking Board.

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

Our adoption of ASU 2016-13, as amended, on January 1, 2020 impacted our methodology for estimating the allowance for credit losses.  Adopting the CECL methodology pursuant to ASU 2016-03 increased our allowance for probable loan losses and resulted in a one-time cumulative-effect adjustment to retained earnings upon adoption. For additional information on the CECL methodology, see “Notes to Consolidated Financial Statements – (4) Allowance for Credit Losses” in our 2025 Annual Report to Shareholders, which is filed as Exhibit 13 hereto.

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

The new presidential administration under President Donald Trump has embraced the adoption of digital assets and signaled more favorable federal regulation of cryptocurrencies and blockchain technologies aimed at ensuring the United States remains a global innovator in these areas. On January 23, 2025, President Trump signed an executive order entitled Strengthening American Leadership in Digital Financial Technology, which aims to “support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” In alignment with the new executive order, the SEC announced a “Crypto 2.0” dedicated to developing a clear regulatory framework for crypto assets. Further signaling support for digital assets and cryptocurrency markets, on March 6, 2025, President Trump issued an executive order entitled Establishing of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile, directing the Department of the Treasury to establish a Strategic Bitcoin Reserve and a federal stockpile of other digital assets held by the U.S. government.

If new regulations favor alternative financial products, we may face operational challenges and increased costs to remain competitive. Furthermore, if BaaS models continue to be more widely utilized by fintech companies to allow non-bank entities to expand into financial-service offerings, the need for traditional banking institutions may be reduced, which could cause us to experience a decline in customer acquisition and retention and increased pricing pressure in the financial-services industry. Additionally, as use of cryptocurrencies, blockchain technologies, and decentralized financial services gain broader regulatory approval, become more widely adopted by consumers, and become integrated into mainstream financial systems, we may be subject to additional competitive pressures from these alternative financial providers. which could reduce demand for the traditional banking services that we provide and draw customers away from traditional banking institutions like ours.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions such as inflation and unemployment rates, market forces like geopolitical tensions and investor sentiment, and policy decisions made by the Federal Reserve and other governmental and regulatory agencies.  Changes in monetary policy, interest rates, the yield curve, or market-risk spreads, a prolonged inverted yield curve or instability in domestic or foreign financial markets could negatively influence the interest we receive on loans and securities, as well as the amount of interest we pay on deposits and borrowings. From March 2022 to July 2023, the Federal Reserve increased interest rates a total of eleven times, with the last hike occurring in July 2023 when target interest rates reached a range of 5.25% to 5.50%, with a benchmark rate at about 5.4%, the highest level in more than two decades. Although the Federal Reserve enacted six rate cuts in 2024 and 2025, reducing target interest rates to their current range of 3.50% to 3.75% by December 2025, the timing and extent of additional rate cuts remains uncertain. The Federal Reserve declined to implement additional rate cuts in January 2026. Volatility in interest rates may impact our net interest income and the valuation of our assets and liabilities.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines, it could result in goodwill impairment charges in the future, which would be recorded as charges against earnings. We performed an annual goodwill impairment assessment as of October 1, 2025. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired. Depending on the response of the financial industry to the legal, regulatory, and competitive changes related to interchange fees, overdraft services and interest on demand deposit accounts, financial institutions may need to change their policies, procedures, and operating plans in the future to compete more effectively. Such changes may require certain financial institutions to take a goodwill impairment charge to account for anticipated reduction in revenue related to such changes, which could have a material adverse effect on our financial condition and results of operation.

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

A total of five FDIC-insured banks failed between March to November 2023, three of which occurred during a less than two-month period from March to May 2023, four more banks failed from 2024 to 2025, and one bank has failed thus far in 2026. The collapse of those banks, coupled with lingering fears of an economic downturn and market instability, have eroded customer confidence in the banking system and caused widespread market volatility among publicly traded bank holding companies. The collapse of those banks, the resulting coverage by media organizations, and the rapid spread through social media of negative sentiments concerning the banking industry have caused customers to doubt the safety and soundness of financial institutions, especially regional and community banks, and created a threat of bank-run contagion. Our reputation and the confidence our customers have in our business may be damaged by adverse publicity and negative information regarding the wider financial-services industry generally. As a result, customers may choose to maintain deposits with larger financial institutions, to remove their deposits from the banking system altogether, or to invest in higher yielding, short-term fixed- income securities, which could adversely impact our liquidity, loan funding capacity, net interest margin, and results of operations. Although we have amplified our efforts to promote deposit insurance coverage with our customers, to proactively communicate with our customers in order to address any depository fears they may be experiencing as a result of the unrelated bank failures, and to implement policies for effectively managing our liquidity, deposit portfolio retention and other related matters, our financial condition, results of operation and stock price may be adversely affected by future negative events within the banking industry and negative customer or investor responses to such events.

Recent volatility in the banking industry could prompt new legislation, regulations, and policy changes that could cause us to be subjected to additional regulatory oversight and supervision.

Negative developments in the banking industry from 2023 through 2025, culminating in the failures of multiple banks, prompted responses by the FDIC, the Federal Reserve, and the U.S. Treasury Secretary to protect the depositors of those failed institutions and to attempt to reinstate diminished public confidence in depository institutions. Congress and federal banking regulators have also intervened by initiating investigations into the root causes of the failures in an attempt to both understand and hold accountable the parties and policies responsible for the rapid banking crisis. Ultimately, congressional and regulatory oversight and supervision may result in the imposition of new legislation, regulations, and policy changes aimed at tightening risk-management practices, heightening standards for managing interest rate and liquidity risks, and minimizing financial contagion. While we cannot predict with certainty what interventions and initiatives legislators and regulatory agencies may pursue, any of the changes described above could affect our operations in substantial and unpredictable ways. Such changes could be subject to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2025, we had approximately $108 million in junior subordinated debentures outstanding that were purchased by our statutory trusts using the proceeds from the sale of trust preferred securities to third party investors. The junior subordinated debentures are senior to our shares of common stock. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust. We must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. While we have the right to defer interest payments on the junior subordinated debentures at any time no dividends may be paid to holders of our common stock during any such deferral, which could cause the trading price of our stock to decline.

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

Commensurate with the risks we face and the sensitivity of the data and systems we are protecting, our Information Systems Security Program (ISSP) includes layers of administrative and technical safeguards designed to protect the confidentiality and integrity of sensitive information belonging to us and our employees, partners, and customers, to guard against the unauthorized access, alteration, disclosure, or destruction of that information, and to defend that information from potential, known, emerging, and evolving security risks. Our ISSP also applies to cybersecurity and data protection risks associated with artificial intelligence, including generative artificial intelligence whether those risks arise from our use of AI solutions or from AI-enabled threats and attack techniques used by malicious actors. We have established multiple control points within our security infrastructure to reduce the risks associated with embedded technologies that could fail or be manipulated by nefarious actors, to prevent the intentional and unintentional infiltration of cybersecurity threats, and to maximize their separation from our sensitive information systems and assets. In developing our ISSP, our policies, standards, and procedures were heavily informed by and incorporated provisions from various sources of statutory and regulatory guidance as well as numerous leading industry frameworks, including the NIST Cybersecurity Framework, various NIST special publications, the Fair Information Practice Principles established by the Federal Privacy Council, the Privacy Management Framework developed by the American Institute of Certified Public Accountants, and the Center for Internet Security’s Critical Security Controls.

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

•	Security Incident Response Policy, which establishes the steps necessary to ensure a timely and adequate response to security incidents impacting our security systems or infrastructure; and
●	Artificial Intelligence Ethics & Governance Policy, which integrates AI-specific security requirements into our ISSP and incident response processes.

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

Other Committees. In addition to the SCC and Risk Committees, we have established a Technology Committee, a Senior Management Committee, and a Business Continuity and Disaster Recovery (BC/DR) Committee. Each oversees aspects of our ISSP and coordinates with the SCC to implement various cybersecurity procedures. We have also implemented an enterprise AI governance framework, which provides cross-functional oversight of AI solutions across the Company, including the IT and Vendor Management Departments.

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

Item 3. Legal Proceedings

We and our subsidiaries are involved in various legal proceedings that are in various stages of litigation. We and our subsidiaries have determined, based on discussions with our counsel that any material loss in such actions, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material to our consolidated financial position or results of operations. Many of these matters are in various stages of proceedings and further developments could cause management to revise our assessment of these matters. Further information regarding legal proceedings has been provided in Note 15 of the Notes to Consolidated Financial Statements located on page 65 of the 2025 Annual Report to Shareholders, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 4. Mine Safety Disclosures

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Common Stock and Dividends,” “Stock Repurchase Program,” and “Equity Compensation Plan Information” located on pages 23 and 25 of our 2025 Annual Report is incorporated herein by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on pages 2 through 23 of our 2025 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Liquidity and Capital Resources” located on pages 15 through 20 of our 2025 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements located on pages 27 through 78 of our 2025 Annual Report are incorporated herein by reference.

The condensed quarterly income statements located on pages 79 and 80 of our 2025 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management with the participation of our Chief Executive Officer and Chief Accounting Officer,  of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2025, management assessed the effectiveness of the design and operation of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025, based on those criteria.

RSM US LLP, the independent registered public accounting firm that audited our 2025 consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2025. Their report, which expresses an unqualified opinion, on the effectiveness of our internal controls over financial reporting as of December 31, 2025 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

International Bancshares Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited International Bancshares Corporation and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion.

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

/s/ RSM US LLP

Austin, Texas

February 26, 2026

Item 9B. Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Certain information is set forth in the following table concerning the executive officers of the Company, each of whom has been elected to serve until the 2026 Annual Meeting of Shareholders and until his or her successor is duly elected and qualified.

Name	Age	Position of Office	Officer of the Company Since
Dennis E. Nixon	83	Chairman of the Board of the Company since 1992, President of the Company since 1979, Chief Executive Officer and Director of IBC	1979
Dalia F. Martinez	65	Vice President of the Company since 2021, Co-President of IBC Service Center, Executive Vice President of IBC	2021	
Judith I. Wawroski	51	Treasurer of the Company since 2017, Principal Financial Officer of the Company since 2017, Chief Financial Officer of the Company since 2025, Executive Vice President of IBC	2017	

There are no family relationships among any of the named persons. Each executive officer has held the same position or another executive position with our holding company, or our lead Subsidiary Bank, IBC Laredo during the past five years.

There is also incorporated in this Item 10 by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders those portions entitled (i) “ELECTION OF DIRECTORS,” (ii) “Audit Committee” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS,” (iii) “Code of Ethics,” in the portion entitled “CORPORATE GOVERNANCE,” and (iv) “DELINQUENT SECTION 16(a) REPORTS.”

The Company has adopted a Statement of Company Policy on Securities Trades by Directors, Officers and Employees of the Company, which promotes compliance with insider trading laws, rules, and regulations, and the listing standards applicable to the Company. A copy of our policy is attached as Exhibit 19 hereto.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders (i) that portion entitled “EXECUTIVE COMPENSATION,” and (ii) that portion entitled “Compensation Committee and Stock Option Plan Committee Interlocks and Insider Participation” in the portion entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are incorporated in this Item 12 by reference those portions of our definitive proxy statement relating to the Company’s 2026 Annual Meeting of Shareholders entitled “PRINCIPAL SHAREHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “Equity Compensation Plan Information” in the portion entitled “EXECUTIVE COMPENSATION.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders (i) that portion entitled “INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS” and (ii) that portion entitled “Director Independence” in the portion entitled “CORPORATE GOVERNANCE.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents
1.	Our consolidated financial statements are incorporated into Item 8 of this report by reference from the 2025 Annual Report to Shareholders filed as Exhibit 13 hereto and they include:

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 49)

Consolidated:
Statements of Condition as of December 31, 2025 and 2024

Statements of Income for the years ended December 31, 2025, 2024 and 2023

Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	The following exhibits have previously been filed or are included in this report following the Index to Exhibits:

(3a)*	—Articles of Incorporation of International Bancshares Corporation.
(3b)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 22, 1998.
(3c)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation dated May 21, 2002.
(3d)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on May 17, 2005.
(3e)*	—Articles of Amendment to the Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of the State of Texas on December 22, 2008.
(3f)*	—Second Amended and Restated By-Laws of International Bancshares Corporation as of August 6, 2025.
(3g)*	—Certificate of Amendment to Articles of Incorporation of International Bancshares Corporation filed with the Secretary of State of Texas on May 21, 2013.
(4)	—Description of the Registrant’s Securities.
(10a)*+	—The 1996 International Bancshares Corporation Stock Option Plan.
(10b)*+	—2005 International Bancshares Corporation Stock Option Plan.
(10c)*+	—International Bancshares Corporation 2006 Executive Incentive Compensation Plan.
(10d)*+	—International Bancshares Corporation Long-Term Restricted Stock Unit Plan.
(10e)*+	—2012 International Bancshares Corporation Stock Option Plan.
(10f)*+	—International Bancshares Corporation 2013 Management Incentive Plan.
(13)** (19)*	—International Bancshares Corporation 2025 Annual Report —Statement of Company Policy on Securities Trades by Director’s Officers and Employees
(21)	—List of Subsidiaries of International Bancshares Corporation as of February 23, 2026
(23)	—Consent of Independent Registered Public Accounting Firm
(31a)	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31b)	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32a)	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32b)	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(97)*	—International Bancshares Corporation Compensation Clawback Policy
101++	—Interactive Data File
104++	—Cover Page Interactive Data File

*	Previously filed
+	Executive Compensation Plans and Arrangements
**	Deemed filed only with respect to those portions thereof incorporated herein by reference
++

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the years ended December 31, 2025, 2024 and 2023 (ii) the Condensed Consolidated Balance Sheet as of December 31, 2025 and 2024, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (iv) Cover Page interactive data.

Item 16. Form 10-K Summary

None

Exhibit Index

Exhibit 4—	Description of Registrant’s Securities
Exhibit 13—	International Bancshares Corporation 2025 Annual Report, Exhibit 13, page 1
Exhibit 21—	List of Subsidiaries of International Bancshares Corporation as of February 23, 2026
Exhibit 23—	Consent of Independent Registered Public Accounting Firm
Exhibit 31a—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31b—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32a—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32b—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101—	Interactive Inline Data File
Exhibit 104—	Cover Page Inline Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION (Registrant)

By:	/s/ Dennis E. Nixon Dennis E. Nixon President
Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dennis E. Nixon Dennis E. Nixon	President and Director (Principal Executive Officer)	February 26, 2026

/s/ Judith I. Wawroski Judith I. Wawroski	Treasurer (Principal Financial Officer)	February 26, 2026
/s/ Javier de anda Javier de Anda	Director	February 26, 2026
/s/ Doug Howland Doug Howland	Director	February 26, 2026

/s/ Rudolph M. Miles Rudolph M. Miles	Director	February 26, 2026

/s/ Larry Norton Larry Norton	Director	February 26, 2026

/s/ Roberto resendez Roberto Resendez	Director	February 26, 2026

/s/ Antonio R. Sanchez, Jr. Antonio R. Sanchez, Jr.	Director	February 26, 2026
/s/ Diana G. Zuniga Diana G. Zuniga	Director	February 26, 2026