Form 10-Q
period 2026-03-31
INTERNATIONAL BANCSHARES CORP
filed 2026-05-07
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,181,244 shares outstanding at May 4, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$585,939	$536,487
Investment securities:
Held to maturity debt securities (Market value of $4,400 on March 31, 2026 and $4,400 on December 31, 2025)	4,400	4,400
Available for sale debt securities (Amortized cost of $5,307,858 on March 31, 2026 and $5,281,090 on December 31, 2025)	4,966,545	4,966,268
Equity securities with readily determinable fair values	5,537	5,573
Total investment securities	4,976,482	4,976,241
Loans	9,648,544	9,460,422
Less allowance for credit losses	(160,443)	(159,174)
Net loans	9,488,101	9,301,248
Bank premises and equipment, net	421,502	422,993
Accrued interest receivable	75,323	72,430
Other investments	442,276	448,327
Cash surrender value of life insurance policies	311,725	309,627
Goodwill	282,532	282,532
Other assets	242,527	226,450
Total assets	$16,826,407	$16,576,335

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2026	2025
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,473,036	$4,486,208
Savings and interest bearing demand	4,908,561	4,748,978
Time	3,241,129	3,201,320
Total deposits	12,622,726	12,436,506
Securities sold under repurchase agreements	604,857	585,544
Other borrowed funds	10,278	10,332
Junior subordinated deferrable interest debentures	108,868	108,868
Other liabilities	191,637	183,447
Total liabilities	13,538,366	13,324,697
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,670,869 shares on March 31, 2026 and 96,658,794 shares on December 31, 2025	96,671	96,659
Surplus	161,302	160,861
Retained earnings	3,738,204	3,681,408
Accumulated other comprehensive loss	(267,102)	(246,316)
	3,729,075	3,692,612
Less cost of shares in treasury, 34,490,875 shares on March 31, 2026 and 34,490,048 on December 31, 2025	(441,034)	(440,974)
Total shareholders’ equity	3,288,041	3,251,638
Total liabilities and shareholders’ equity	$16,826,407	$16,576,335

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans, including fees	$168,713	$170,160
Investment securities:
Taxable	40,614	40,932
Tax-exempt	1,393	1,527
Other interest income	3,880	2,020

Total interest income	214,600	214,639

Interest expense:
Savings deposits	17,781	20,450
Time deposits	24,899	25,500
Securities sold under repurchase agreements	4,715	4,304
Other borrowings	67	1,476
Junior subordinated deferrable interest debentures	1,510	1,690

Total interest expense	48,972	53,420

Net interest income	165,628	161,219

Credit loss expense	3,024	3,329

Net interest income after provision for credit losses	162,604	157,890

Non-interest income:
Service charges on deposit accounts	18,760	17,667
Other service charges, commissions and fees
Banking	14,336	14,065
Non-banking	2,035	2,335
Other investments income (loss), net	2,244	(1,258)
Other income	5,455	4,194

Total non-interest income	$42,830	$37,003

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Non-interest expense:
Employee compensation and benefits	$39,132	$38,611
Occupancy	6,484	6,406
Depreciation of bank premises and equipment	6,176	5,613
Professional fees	3,444	3,571
Deposit insurance assessments	1,837	1,770
Net operations, other real estate owned	148	376
Advertising	1,690	1,721
Software and software maintenance	5,690	5,410
Other	11,447	10,297

Total non-interest expense	76,048	73,775

Income before income taxes	129,386	121,118

Provision for income taxes	27,200	24,226

Net income	$102,186	$96,892

Basic earnings per common share:

Weighted average number of shares outstanding	62,175,289	62,213,966
Net income per common share	$1.64	$1.56

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,251,266	62,304,991
Net income per common share	$1.64	$1.56

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2026	2025

Net income	$102,186	$96,892
Other comprehensive (loss) income, net of tax:

Net change in unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(5,525) and $11,867)	(20,786)	44,642
Total other comprehensive (loss) income, net of tax	(20,786)	44,642

Comprehensive income	$81,400	$141,534

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2026 and 2025

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2025	96,659	$96,659	$160,861	$3,681,408	$(246,316)	$(440,974)	$3,251,638
Net income	—	—	—	102,186	—	—	102,186
Dividends:
Payable ($.73 per share)	—	—	—	(45,390)	—	—	(45,390)
Purchase of treasury stock (827 shares)	—	—	—	—	—	(60)	(60)
Exercise of stock options	12	12	423	—	—	—	435
Stock compensation expense recognized in earnings	—	—	18	—	—	—	18
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(20,786)	—	(20,786)
Balance at March 31, 2026	96,671	$96,671	$161,302	$3,738,204	$(267,102)	$(441,034)	$3,288,041

	Number						Other
	of	Common			Retained		Comprehensive		Treasury
	Shares	Stock	Surplus		Earnings		Income (Loss)		Stock	Total
Balance at December 31, 2024	96,617	$96,617		$159,333		$3,356,177		$(379,054)	$(436,366)	$2,796,707
Net income	—	—		—		96,892		—	—	96,892
Dividends:
Payable ($.70 per share)	—	—		—		(43,550)		—	—	(43,550)
Purchase of treasury stock (0 shares)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	9	9		334		—		—	—	343
Stock compensation expense recognized in earnings	—	—		45		—		—	—	45
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—		—		—		44,642	—	44,642
Balance at March 31, 2025	96,626	$96,626		$159,712		$3,409,519		$(334,412)	$(436,366)	$2,895,079

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:

Net income	$102,186	$96,892

Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	3,024	3,329
Specific reserve, other real estate owned	23	—
Depreciation of bank premises and equipment	6,176	5,613
Gain on sale of bank premises and equipment	(19)	(6)
Gain on sale of other real estate owned	(1)	—
Accretion of investment securities discounts	(1,670)	(1,196)
Amortization of investment securities premiums	949	1,166
Unrealized loss (gain) on equity securities with readily determinable fair values	36	(67)
Stock based compensation expense	18	45
(Losses) earnings from affiliates and other investments	(530)	1,432
Deferred tax expense	1,547	405
(Increase) decrease in accrued interest receivable	(2,893)	190
(Increase) decrease in other assets	(5,361)	13,783
Increase in other liabilities	17,245	18,878

Net cash provided by operating activities	120,730	140,464

Investing activities:

Proceeds from maturities of securities	2,075	1,200
Proceeds from sales and calls of available for sale securities	3,345	3,505
Purchases of available for sale securities	(332,643)	(179,864)
Principal collected on mortgage backed securities	301,175	200,123
Net increase in loans	(189,893)	(271,706)
Purchases of other investments	(12,640)	(21,439)
Distributions from other investments	1,103	275
Purchases of bank premises and equipment	(4,685)	(7,378)
Proceeds from sales of bank premises and equipment	19	6
Proceeds from sales of other real estate owned	402	—

Net cash used in investing activities	$(231,742)	$(275,278)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2026	2025
Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(13,172)	$169,383
Net increase in savings and interest bearing demand deposits	159,583	124,725
Net increase in time deposits	39,809	46,135
Net increase in securities sold under repurchase agreements	19,313	54,635
Net (decrease) increase in other borrowed funds	(54)	19,948
Purchase of treasury stock	(60)	—
Proceeds from stock transactions	435	343
Payments of cash dividends	(45,390)	(43,550)

Net cash provided by financing activities	160,464	371,619

Increase in cash and cash equivalents	49,452	236,805

Cash and cash equivalents at beginning of period	536,487	352,652

Cash and cash equivalents at end of period	$585,939	$589,457

Supplemental cash flow information:
Interest paid	$50,372	$55,834
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	16	153

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

Note 1 — Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practices within the banking industry. Our consolidated financial statements include the accounts of International Bancshares Corporation, and our five wholly-owned bank subsidiaries, International Bank of Commerce, Laredo (“IBC”), Commerce Bank, International Bank of Commerce, Zapata, International Bank of Commerce, Brownsville, International Bank of Commerce, Oklahoma (the “Subsidiary Banks”) and our six wholly-owned non-bank subsidiaries, IBC Trading Company, Premier Tierra Holdings, Inc., IBC Charitable and Community Development Corporation, IBC Capital Corporation, Diamond Beach Holdings, LLC and WCMH, LLC. Our consolidated financial statements are unaudited but include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in our latest Annual Report to Shareholders on Form ARS for the fiscal year ended December 31, 2025, furnished to the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2026 (our “2025 Annual Report”). Our consolidated statement of condition at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Note 2 — Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. ASC 820 applies to all financial instruments that are being measured and reported on a fair value basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; it also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into the following three levels:

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2026 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,836,472	$—	$4,836,472	$—
States and political subdivisions	130,073	—	130,073	—
Equity Securities	5,537	5,537	—	—
	$4,972,082	$5,537	$4,966,545	$—

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2025 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale securities
Residential mortgage-backed securities	$4,830,588	$—	$4,830,588	$—
States and political subdivisions	135,680	—	135,680	—
Equity Securities	5,573	5,573	—	—
	$4,971,841	$5,573	$4,966,268	$—

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Our policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended March 31, 2026 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	March 31,	Assets	Inputs	Inputs	During
	2026	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$29,234	$—	$—	$29,234	$1,550
Other real estate owned	58	—	—	58	23

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended December 31, 2025 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets	Other	Significant	Net
	Year ended	for Identical	Observable	Unobservable	Provision
	December 31,	Assets	Inputs	Inputs	During
	2025	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$75,573	$—	$—	$75,573	$4,590
Other real estate owned	1,692	—	—	1,692	1,296

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

As of March 31, 2026, we had $159,449,000 of doubtful commercial collateral-dependent loans, of which $0 had an appraisal performed within the immediately preceding rolling twelve-month period, and of which $138,667,000 had an internal evaluation performed within the immediately preceding rolling twelve-month period. As of December 31, 2025, we had approximately $139,643,000 of doubtful commercial collateral-dependent loans, of which $0 had an appraisal performed within the immediately preceding rolling twelve-month period and of which $139,643,000 had an internal evaluation performed within the immediately preceding rolling twelve-month period.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three months ended March 31, 2026 and the twelve months ended December 31, 2025, we recorded $0 and $101,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three months ended March 31, 2026 and the twelve months ended December 31, 2025, we recorded $23,000 and $1,296,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at March 31, 2026 and December 31, 2025 are outlined below.

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

For variable rate performing loans, the carrying amount approximates fair value. For fixed-rate performing loans, the fair value is calculated by discounting scheduled cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. At March 31, 2026 and December 31, 2025, the carrying amount of fixed rate performing loans was $1,194,259,000 and $1,200,539,000, respectively, and the estimated fair value was $1,158,525,000 and $1,166,537,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of March 31, 2026 and December 31, 2025. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At March 31, 2026 and December 31, 2025, the carrying amount of time deposits was $3,241,129,000 and $3,201,320,000, respectively, and the estimated fair value was $3,238,425,000 and $3,196,649,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at March 31, 2026 and December 31, 2025.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at March 31, 2026 and December 31, 2025.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at March 31, 2026 and December 31, 2025 are fixed-rate borrowings, and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At March 31, 2026 and December 31, 2025, the carrying amount of the fixed rate long-term FHLB borrowings was $10,278,000 and $10,332,000, respectively, and the estimated fair value was $10,278,000 and $10,332,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type, at March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025

	(Dollars in Thousands)
Commercial, financial and agricultural	$5,909,926	$5,603,505
Real estate - mortgage	1,082,530	1,074,510
Real estate - construction	2,210,560	2,338,593
Consumer	49,551	51,003
Foreign	395,977	392,811
Total loans	$9,648,544	$9,460,422

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, which is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:

Hotel	$1,063,754	16.8%	$1,074,069	17.3%
Multi-family	959,124	15.1	684,793	11.0
Commercial real estate construction development	959,109	15.1	1,166,576	18.8
Lot development: residential and commercial lots	644,585	10.1	618,209	10.0
Retail multi-tenant	473,805	7.5	528,702	8.5
Warehouse	517,376	8.1	453,359	7.3
Office/Professional buildings	489,866	7.7	440,909	7.1
1 - 4 family construction	399,837	6.3	398,320	6.4
Owner occupied real estate	363,191	5.7	364,293	5.9
Commercial leased properties	331,824	5.2	339,397	5.5
Farmland	149,134	2.4	137,728	2.2
Total commercial real estate	$6,351,605	100.0%	$6,206,355	100.0%

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended March 31, 2026
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2025	$27,929	$48,907	$46,413	$14,713	$6,725	$9,420	$279	$4,788	$159,174
Losses charged to allowance	(2,441)	—	—	—	(152)	—	(34)	—	(2,627)
Recoveries credited to allowance	721	—	—	—	140	8	3	—	872
Net (losses) recoveries charged to allowance	(1,720)	—	—	—	(12)	8	(31)	—	(1,755)

Credit loss expense	3,282	(2,846)	(561)	3,295	90	(265)	5	24	3,024

Balance at March 31, 2026	$29,491	$46,061	$45,852	$18,008	$6,803	$9,163	$253	$4,812	$160,443

	Three Months Ended March 31, 2025
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2024	$29,853	$60,639	$43,990	$4,869	$5,528	$10,031	$281	$1,346	$156,537

Losses charged to allowance	(1,788)	—	—	—	(46)	(120)	(45)	—	(1,999)
Recoveries credited to allowance	821	—	6	—	2	7	4	—	840
Net (losses) recoveries charged to allowance	(967)	—	6	—	(44)	(113)	(41)	—	(1,159)

Credit loss expense	60	1,226	1,671	(12)	185	159	22	18	3,329

Balance at March 31, 2025	$28,946	$61,865	$45,667	$4,857	$5,669	$10,077	$262	$1,364	$158,707

The qualitative loss factors for the March 31, 2026 ACL remained the same as the prior period.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$52,198	$550	$1,716,683	$28,941
Commercial real estate: other construction & land development	20,783	1,000	2,189,777	45,061
Commercial real estate: farmland & commercial	44,210	7,000	3,137,710	38,852
Commercial real estate: multifamily	42,781	8,100	916,344	9,908
Residential: first lien	26	—	642,756	6,803
Residential: junior lien	—	—	439,748	9,163
Consumer	—	—	49,551	253
Foreign	—	—	395,977	4,812

Total	$159,998	$16,650	$9,488,546	$143,793

	December 31, 2025
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$52,397	$500	$1,683,346	$27,429
Commercial real estate: other construction & land development	—	—	2,338,593	48,907
Commercial real estate: farmland & commercial	45,066	7,000	3,137,903	39,413
Commercial real estate: multifamily	42,787	7,600	642,006	7,113
Residential: first lien	31	—	629,403	6,725
Residential: junior lien	—	—	445,076	9,420
Consumer	—	—	51,003	279
Foreign	—	—	392,811	4,788

Total	$140,281	$15,100	$9,320,141	$144,074

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025

	(Dollars in Thousands)
	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance
Domestic
Commercial	$52,198	$51,394	$52,397	$51,513
Commercial real estate: other construction & land development	20,783	16,912	—	—
Commercial real estate: farmland & commercial	44,210	21,585	45,066	22,003
Commercial real estate: multifamily	42,781	5,080	42,787	5,086
Residential: first lien	48	48	52	52
Total non-accrual loans	$160,020	$95,019	$140,302	$78,654

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under current accounting standards to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions. For the three months ended March 31, 2026, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty that would require disclosure.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at March 31, 2026 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at March 31, 2026 and December 31, 2025:

	March 31, 2026
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$7,828	$1,487	$48,269	$1,019	$57,584	$1,711,296	$1,768,880
Commercial real estate: other construction & land development	1,151	453	—	—	1,604	2,208,956	2,210,560
Commercial real estate: farmland & commercial	6,331	1,591	444	444	8,366	3,173,555	3,181,921
Commercial real estate: multifamily	62,006	—	42,731	—	104,737	854,388	959,125
Residential: first lien	7,863	2,551	6,642	6,624	17,056	625,726	642,782
Residential: junior lien	1,758	1,380	3,013	3,013	6,151	433,597	439,748
Consumer	209	92	23	23	324	49,227	49,551
Foreign	1,533	218	2,642	2,642	4,393	391,584	395,977
Total past due loans	$88,679	$7,772	$103,764	$13,765	$200,215	$9,448,329	$9,648,544

	December 31, 2025
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$5,988	$795	$47,509	$515	$54,292	$1,681,450	$1,735,742
Commercial real estate: other construction & land development	836	—	721	721	1,557	2,337,036	2,338,593
Commercial real estate: farmland & commercial	567	23,923	—	—	24,490	3,158,480	3,182,970
Commercial real estate: multifamily	33,684	—	12,637	—	46,321	638,472	684,793
Residential: first lien	5,898	3,093	5,787	5,766	14,778	614,656	629,434
Residential: junior lien	1,766	945	2,190	2,190	4,901	440,175	445,076
Consumer	250	31	8	8	289	50,714	51,003
Foreign	1,296	2,771	626	626	4,693	388,118	392,811
Total past due loans	$50,285	$31,558	$69,478	$9,826	$151,321	$9,309,101	$9,460,422

The increase in Commercial real estate: multifamily loans past due 30 – 59 days at March 31, 2026 can be attributed to a loan secured by a multifamily building. The increase for the same period in Commercial real estate: multifamily loans past due 90 days or greater can be attributed to two loans secured by multifamily affordable housing communities that are on non-accrual. The decrease in Commercial real estate: farmland and commercial loans past due 60 - 89 days at March 31, 2026 can be attributed to a loan secured by a retail center that was brought current.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at March 31, 2026 and December 31, 2025 is presented below:

	2026	2025	2024	2023	2022	Prior	Total

	(Dollars in Thousands)
Balance at March 31, 2026
Domestic
Commercial
Pass	$212,558	$828,698	$156,155	$195,202	$69,342	$139,656	$1,601,611
Watch List - Pass	—	—	—	—	—	114,703	114,703
Watch List - Substandard	16	82	54	150	66	—	368
Watch List - Doubtful	16	4,711	610	46,827	—	34	52,198
Total Commercial	$212,590	$833,491	$156,819	$242,179	$69,408	$254,393	$1,768,880
Commercial
Current-period gross writeoffs	$—	$2,347	$50	$—	$38	$6	$2,441
Commercial real estate: other construction & land development
Pass	$264,747	$1,103,655	$459,312	$302,348	$28,601	$30,987	$2,189,650
Watch List - Substandard	—	—	127	—	—	—	127
Watch List - Doubtful	—	20,783	—		—	—	20,783
Total Commercial real estate: other construction & land development	$264,747	$1,124,438	$459,439	$302,348	$28,601	$30,987	$2,210,560
Commercial real estate: farmland & commercial
Pass	$356,069	$785,490	$541,446	$539,357	$632,356	$241,407	$3,096,125
Special Review	155	18,193	—	—	—	—	18,348
Watch List - Pass	20,164	—	179	—	—	1	20,344
Watch List - Substandard	344	1,568	—	748	233	1	2,894
Watch List - Doubtful	—	44,210	—	—	—	—	44,210
Total Commercial real estate: farmland & commercial	$376,732	$849,461	$541,625	$540,105	$632,589	$241,409	$3,181,921
Commercial real estate: multifamily
Pass	$5,866	$221,255	$156,134	$444,581	$48,880	$39,628	$916,344
Watch List - Doubtful	—	12,687	30,093	—	—	1	42,781
Total Commercial real estate: multifamily	$5,866	$233,942	$186,227	$444,581	$48,880	$39,629	$959,125
Residential: first lien
Pass	$118,468	$173,538	$89,158	$92,125	$63,869	$105,239	$642,397
Watch List - Substandard	—	—	89	—	—	270	359
Watch List - Doubtful	—	18	—	—	8	—	26
Total Residential: first lien	$118,468	$173,556	$89,247	$92,125	$63,877	$105,509	$642,782
Residential: first lien
Current-period gross writeoffs	$—	$—	$—	$139	$—	$13	$152
Residential: junior lien
Pass	$14,336	$56,235	$70,620	$55,064	$53,274	$190,219	$439,748
Total Residential: junior lien	$14,336	$56,235	$70,620	$55,064	$53,274	$190,219	$439,748
Consumer
Pass	$12,855	$28,786	$5,822	$403	$296	$1,389	$49,551
Total Consumer	$12,855	$28,786	$5,822	$403	$296	$1,389	$49,551
Consumer
Current-period gross writeoffs	$—	$21	$13	$—	$—	$—	$34
Foreign
Pass	$36,077	$250,812	$50,196	$34,232	$10,759	$13,901	$395,977
Total Foreign	$36,077	$250,812	$50,196	$34,232	$10,759	$13,901	$395,977
Total Loans	$1,041,671	$3,550,721	$1,559,995	$1,711,037	$907,684	$877,436	$9,648,544

	2025	2024	2023	2022	2021	Prior	Total

	(Dollars in Thousands)
Balance at December 31, 2025
Domestic
Commercial
Pass	$952,495	$172,120	$204,095	$84,301	$169,430	$89,567	$1,672,008
Watch List - Pass	10,358	—	—	—	—	—	10,358
Watch List - Substandard	705	55	183	—	—	36	979
Watch List - Doubtful	4,735	702	46,885	10	65	—	52,397
Total Commercial	$968,293	$172,877	$251,163	$84,311	$169,495	$89,603	$1,735,742
Commercial
Current-period gross writeoffs	$5,659	$2,001	$12	$—	$—	$1	$7,673
Commercial real estate: other construction & land development
Pass	$1,232,753	$535,289	$497,267	$37,432	$32,409	$3,313	$2,338,463
Watch List - Substandard	—	130	—	—	—	—	130
Watch List - Doubtful	—	—	—		—	—	—
Total Commercial real estate: other construction & land development	$1,232,753	$535,419	$497,267	$37,432	$32,409	$3,313	$2,338,593
Commercial real estate: other construction & land development
Current-period gross writeoffs	$—	$—	$—	$8,122	$—	$—	$8,122
Commercial real estate: farmland & commercial
Pass	$880,871	$576,080	$582,532	$628,474	$176,016	$245,564	$3,089,537
Special Review	18,417	—	—	—	—	—	18,417
Watch List - Pass	27,378	184	—	—	—	—	27,562
Watch List - Substandard	1,918	—	237	233	—	—	2,388
Watch List - Doubtful	45,066	—	—	—	—	—	45,066
Total Commercial real estate: farmland & commercial	$973,650	$576,264	$582,769	$628,707	$176,016	$245,564	$3,182,970
Commercial real estate: multifamily
Pass	$217,455	$79,833	$254,234	$49,276	$12,419	$28,789	$642,006
Watch List - Doubtful	12,694	30,093	—	—	—	—	42,787
Total Commercial real estate: multifamily	$230,149	$109,926	$254,234	$49,276	$12,419	$28,789	$684,793
Residential: first lien
Pass	$257,052	$84,549	$98,590	$71,410	$45,734	$71,704	$629,039
Watch List - Substandard	—	90	—	—	274	—	364
Watch List - Doubtful	20	—	—	11	—	—	31
Total Residential: first lien	$257,072	$84,639	$98,590	$71,421	$46,008	$71,704	$629,434
Residential: first lien
Current-period gross writeoffs	$—	$101	$—	$—	$—	$3	$104
Residential: junior lien
Pass	$55,556	$76,596	$58,790	$56,080	$59,089	$138,965	$445,076
Total Residential: junior lien	$55,556	$76,596	$58,790	$56,080	$59,089	$138,965	$445,076
Residential: junior lien
Current-period gross writeoffs	$—	$120	$—	$—	$56	$84	$260
Consumer
Pass	$39,920	$8,417	$664	$421	$128	$1,453	$51,003
Total Consumer	$39,920	$8,417	$664	$421	$128	$1,453	$51,003
Consumer
Current-period gross writeoffs	$76	$99	$24	$—	$—	$1	$200
Foreign
Pass	$276,180	$53,392	$35,700	$12,535	$10,454	$4,550	$392,811
Total Foreign	$276,180	$53,392	$35,700	$12,535	$10,454	$4,550	$392,811
Total Loans	$4,033,573	$1,617,530	$1,779,177	$940,183	$506,018	$583,941	$9,460,422

The increase in Watch List – Doubtful Commercial real estate: other construction and land development loans at March 31, 2026, can be primarily attributed to a loan to a construction company that builds 1 – 4 family homes that was placed on non-accrual.

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

A summary of option activity under the 2012 Plan for the three months ended March 31, 2026 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2025	164,884	$35.42
Plus: Options granted	—	—
Less:
Options exercised	(12,075)	36.08
Options expired	—	—
Options forfeited	—	—
Options outstanding at March 31, 2026	152,809	35.37	3.15	$4,877

Options fully vested and exercisable at March 31, 2026	120,087	$35.55	2.56	$3,812

Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2026 was $18,000. Stock-based compensation expense included in the consolidated statements of income for the three months ended March 31, 2025 was $45,000. As of March 31, 2026, there was approximately $95,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.16 years.

On April 18, 2022, the Board adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the SAR Plan; however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of March 31, 2026, a total of 423,504 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the three months ended March 31, 2026 is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
				(in Thousands)
SARs outstanding at December 31, 2025	426,743	$39.63
Plus: SARs granted	—
Less:
SARs exercised	(3,239)	39.33
SARs expired	—	—
SARs forfeited	—	—
SARs outstanding at March 31, 2026	423,504	39.63	6.29	$11,715

SARs fully vested and exercisable at March 31, 2026	62,326	$39.35	6.25	$1,741

The fair value of the liability for payments due to SAR holders at March 31, 2026 and December 31, 2025 is approximately $6,756,000 and $6,620,000, respectively, as calculated using a Black-Scholes-Merton pricing model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $543,000 for the three months ended March 31, 2026. The expense recorded in connection with all grants under the SAR Plan totaled $388,000 for the three months ended March 31, 2025. As of

March 31, 2026, there was approximately $6,378,000 in unrecognized liability related to non-vested SARs granted under the SAR Plan that will be recognized over a weighted average period of 6.3 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit-related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at March 31, 2026 and have determined that no debt securities in an unrealized loss position are arising from credit-related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period.

The amortized cost and estimated fair value by type of investment security at March 31, 2026 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,170,169	$13,077	$(346,774)	$4,836,472	$4,836,472
Obligations of states and political subdivisions	137,689	—	(7,616)	130,073	130,073
Total investment securities	$5,307,858	$13,077	$(354,390)	$4,966,545	$4,966,545
(1)	Included in the carrying value of residential mortgage-backed securities are $856,377 of mortgage-backed securities issued by Ginnie Mae and $3,980,095 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2025 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,140,013	$22,759	$(332,184)	4,830,588	4,830,588
Obligations of states and political subdivisions	141,077	86	(5,483)	135,680	135,680
Total investment securities	$5,281,090	$22,845	$(337,667)	$4,966,268	$4,966,268
(1)	Included in the carrying value of residential mortgage-backed securities are $854,726 of mortgage-backed securities issued by Ginnie Mae and $3,975,862 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of investment securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$2,200	$2,200	$—	$—
Due after one year through five years	2,200	2,200	—	—
Due after five years through ten years	—	—	2,865	2,865
Due after ten years	—	—	134,824	127,208
Residential mortgage-backed securities	—	—	5,170,169	4,836,472
Total investment securities	$4,400	$4,400	$5,307,858	$4,966,545

Residential mortgage-backed securities are securities primarily issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), or the Government National Mortgage Association (“Ginnie Mae”). Investments in residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. Government. Investments in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, we believe that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities. Obligations of states and political subdivisions are securities issued by public school districts and are guaranteed by the Permanent School Fund (“PSF”) of the State of Texas under the Texas Education Code. The PSF guarantee provides an unconditional and irrevocable guarantee of principal and interest payments.

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,769,796,000 and $1,600,034,000, respectively, at March 31, 2026.

Proceeds from the sales and calls of available-for-sale debt securities were $3,345,000 for the three months ended March 31, 2026, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2026. Proceeds from the sales and calls of available-for-sale debt securities were $3,505,000 for the three months ended March 31, 2025, which included $0 of mortgage-backed securities. Gross gains of $0 and gross losses of $0 were realized on the sales and calls for the three months ended March 31, 2025.

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2026, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$497,481	$(2,373)	$2,875,494	$(344,401)	$3,372,975	$(346,774)
Obligations of states and political subdivisions	18,558	(90)	106,555	(7,526)	125,113	(7,616)
	$516,039	$(2,463)	$2,982,049	$(351,927)	$3,498,088	$(354,390)

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at December 31, 2025, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$130,561	$(81)	$3,002,781	$(332,103)	$3,133,342	$(332,184)
Obligations of states and political subdivisions	4,361	(59)	105,263	(5,424)	109,624	(5,483)
	$134,922	$(140)	$3,108,044	$(337,527)	$3,242,966	$(337,667)

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At March 31, 2026 and December 31, 2025, the balance in equity securities with readily determinable fair values recorded at fair value were $5,537,000 and $5,573,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2026 and the three months ended March 31, 2025:

Three Months Ended
March 31, 2026
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(36)
Less: Net gains recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(36)

Three Months Ended
March 31, 2025
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$67
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$67

Other investments include equity and merchant banking investments held by our Subsidiary Banks and non-banking subsidiary entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying LIHTC projects. We are a limited partner in the partnerships and are not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $254,164,000 and $261,128,000 at March 31, 2026 and December 31, 2025, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $28,144,000 at March 31, 2026 and $37,200,000 at December 31, 2025 and are included in other liabilities on the consolidated financial statements. Tax credits and other tax benefits, as well as amortization expense associated with investments in qualified low-income housing partnerships are accounted for using the proportional amortization method of accounting. There was a total of $8,260,000 in estimated tax credits related to these investments for the three months ended March 31, 2026, and $6,964,000 in estimated amortization related to these investments for the three months ended March 31, 2026. There was a total of $8,141,000 in estimated tax credits related to these investments for the three months ended March 31, 2025 and $6,542,000 in estimated amortization related to these investments for the three months ended March 31, 2025. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2026 or December 31, 2025, respectively.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At March 31, 2026, other borrowed funds totaled $10,278,000 compared to $10,332,000 at December 31, 2025.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of March 31, 2026, we had four statutory business trusts, Trusts IX, X, XI and XII (the “Trusts”), formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The Trusts each issued capital and common securities (the “Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) that we issued. As of March 31, 2026 and December 31, 2025, the principal amount of Debentures outstanding totaled $108,868,000, respectively.

The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the respective indentures) and are pari passu with one another. The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of Capital and Common Securities issued by the Trusts. We have fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the Capital and Common Securities. We have the right, unless an Event of Default (as defined in the Indentures) has occurred and is continuing, to defer payment of interest on the Debentures for up to twenty consecutive quarterly periods on each of the Trusts. If interest payments on any Debenture are deferred, distributions on both the Capital and Common Securities related to that Debenture would also be deferred. The redemption prior to maturity of any of the Debentures may require the prior approval of the Federal Reserve and/or other regulatory bodies.

For financial reporting purposes, the Trusts are treated as investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At March 31, 2026 and December 31, 2025, the total $108,868,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at March 31, 2026:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	5.54%	SOFR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	5.58%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	5.54%	SOFR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	5.38%	SOFR	+	1.45	September 2037	September 2012
	$108,868

(1) The interest rate index on the Capital and Common Securities is the Three-Month CME Term Secured Overnight Financing Rate (“SOFR”)

(2) The Capital and Common Securities may be redeemed in whole or in part on any interest payment date after the Optional Redemption Date.

Note 9 — Common Stock and Dividends

We paid cash dividends of $0.73 per share on February 27, 2026 to record holders of our common stock on February 13, 2026. We paid cash dividends of $0.70 per share on February 28, 2025 to record holders of our common stock on February 14, 2025.

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 17, 2026, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2026. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2026, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 4, 2026, a total of 13,796,988 shares had been repurchased under all programs at a cost of $420,060,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

Note 11 — Capital Ratios

We and the Subsidiary Banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgements by regulators about components, risk weightings and other factors.

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”). Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a  ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of March 31, 2026, we meet all fully phased-in capital adequacy requirements.

In November 2017, the OCC, the Federal Reserve Board (“FRB”) and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to CECL and its potential impact on regulatory capital. Pursuant to rules issued by the federal bank regulatory agencies in February 2019 and March 2020, banking organizations were given options to phase in the adoption of CECL over a three-year transition period through December 31, 2022 or over a five-year transition period through December 31, 2024. Rather than electing to make one of the phase-in options, we immediately recognized the capital impact upon adopting CECL accounting standards on January 1, 2020, which resulted in an increase in our allowance for probable loan losses and a one-time cumulative-effect adjustment to retained earnings upon adoption.

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.”  The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aims to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV across the Basel Committee’s member jurisdictions began on January 1, 2023 and was intended to continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. In July 2023, U.S. regulators issued initial proposals for implementing the Basel IV framework (the “2023 Proposals”), which targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. However, the previously established implementation dates for Basel IV are no longer definitive, and the future implementation of Basel IV remains unclear, as the federal banking agencies continue to review the Basel IV rules. Most recently, on March 19, 2026, the Federal Reserve Board, the FDIC, and the OCC jointly rescinded the 2023 Proposals and unveiled a set of re-proposed capital rules (the “2026 Proposals”) that are intended to streamline and modernize certain aspects of the Basel IV framework and be less onerous for banks than the 2023 Proposals, including based on agency estimates, due to anticipated reductions in certain CET1 capital requirements for banking organizations. The 2026 Proposals include: (i) an expanded risk-based capital framework for large banking organizations; (ii) revisions to the standardized approach for calculating risk-weighted assets; and (iii) revisions to the capital surcharge applicable to global systemically important bank holding companies. The 2026 Proposals are subject to public comment through June 18, 2026. Accordingly, the timing, scope, and final form of the U.S. implementation of the Basel IV framework remains uncertain.

As of March 31, 2026, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”) was enacted, and among other things, it includes a simplified capital rule change that effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio” (the “CBLR”) from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies established the CBLR (a ratio of tangible equity to average consolidated assets) at 9%, which became effective on January 1, 2020, and qualifying community banks can begin to take advantage of this regulatory relief provision. On April 29, 2026, the federal banking agencies published a final rule lowering the CBLR from 9% to 8%, effective July 1, 2026. Some of our Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion will be eligible for the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies. On August 28, 2018, the FRB issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to the Basel III’s risk-based capital rules (e.g., assignment of a 150% risk weight to certain exposures), certain commercial real estate loans that were formally classified as high volatility commercial real estate (“HVCRE”) are not subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction loans are generally subject to heightened risk weights, certain exceptions will apply. In November 2019, the federal banking agencies issued a final rule modifying the agencies’ capital rules for HVCRE, which became effective on April 1, 2020.

We had a CET1 to risk-weighted assets ratio of 23.15% on March 31, 2026 and 23.36% on December 31, 2025. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 20.13% and 19.86%, risk-weighted Tier 1 capital ratio of 23.68% and 23.91%, and risk-weighted total capital ratio of 24.84% and 25.09% at March 31, 2026 and December 31, 2025, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2026 and December 31, 2025, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2026, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2025, which are included in our 2025 Annual Report. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026, or any future period.

Special Cautionary Notice Regarding Forward-Looking Information

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

Risk factors that could cause actual results to differ materially from any results that we project, forecast, estimate or budget in forward-looking statements include those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026, and among others, the following:

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
●	Changes in U.S.—Mexico trade, including reductions in border crossings and commerce, integration, and implementation of the United States-Mexico-Canada Agreement, the imposition of tariffs on imported goods from Mexico, and the potential retaliatory tariffs that Mexico may impose on the United States.
●	Political instability in, and strained geopolitical relations between, the United States and Mexico.
●	General instability of economic and political conditions in the United States, including inflationary pressures, prolonged elevated interest rates and slower than expected rate reductions, economic slowdown or recession, low productivity growth, declining business investment, concerns regarding the level of U.S. debt, and escalating geopolitical tensions.
●	The reduction of deposits from nonresident alien individuals due to the Internal Revenue Service rules requiring U.S. financial institutions to report deposit interest payments made to such individuals.
●	The loss of senior management or operating personnel.
●	The timing, impact, and other uncertainties of the potential future acquisitions, as well as our ability to maintain our current branch network and enter new markets to capitalize on growth opportunities.
●	Additions to our allowance for credit loss (“ACL”) as a result of changes in local, national, or international conditions which adversely affect our customers.
●	Greater than expected costs or difficulties related to the development and integration of new products and lines of business.
●	Increased labor costs and effects related to health care reform and other laws, regulations, and legal developments impacting labor costs.
●	Impairment of carrying value of goodwill could negatively impact our earnings and capital.
●	Changes in the soundness of other financial institutions with which we interact.
●	Technological changes or system failures or breaches of our network security, as well as other cybersecurity risks, could subject us to increased operating costs, litigation, and other liabilities.
●	Potential loss of revenue streams and reduction of lower cost deposits as a source of funds resulting from the rise in bank-like products and services from financial technology companies and other alternative financial providers, including blockchain-based financial products and banking-as-a-service platforms.
●	Changes in the regulatory landscape for cryptocurrencies, decentralized finance, and fintech services that favor or otherwise broaden the ability of banks and fintechs to offer alternative financial products, which may subject us to additional competitive pressures and reduce the demand for traditional banking services.
●	Increased compliance and operational costs associated with investing in, adapting to, integrating, and competing with technological developments that incorporate artificial intelligence (“AI”) into banking services and products.
●	Flaws in our introduction and use of AI technologies, which could result in increased exposure to security vulnerabilities, data inconsistencies, operational disruptions, and technological inefficiencies that could hamper the customer experience, negatively impact transaction processing, and undermine our risk-management processes.
●	Increased cybersecurity and fraud risks resulting from threat actors’ use of AI and other advanced technologies to conduct more sophisticated phishing schemes, social engineering, deepfake impersonations, and other cyberattacks, which could lead to unauthorized access to customer accounts, financial losses, and operational disruption.
●	Acts of war or terrorism.
●	Natural disasters or other adverse external events such as pandemics or epidemics.
●	Reduced earnings resulting from the write-down of the carrying value of securities held in our securities available-for-sale portfolios.

●	The effect of changes in accounting policies and practices by the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”) and other accounting standards setters.
●	The costs and effects of regulatory developments or regulatory or other governmental inquiries and the results of regulatory examinations or reviews and obtaining regulatory approvals.
●	The effect of any supervisory and enforcement efforts by the CFPB related to its unfair, deceptive, or abusive acts or practices authority concerning fees charged by financial institutions including late, non-sufficient funds, and overdraft fees, as well as the effect of any other regulatory or legal developments that limit fees and/or overdraft services.
●	Monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB.
●	The reduction of income and possible increase in required capital levels related to the adoption of legislation and the implementing rules and regulations, including those that establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions.
●	The increase in required capital levels related to the implementation of capital and liquidity rules of the federal banking agencies that address or are impacted by the Basel III capital and liquidity standards.
●	The enhanced due diligence burden imposed on banks related to the banks’ inability to rely on credit ratings under the Dodd-Frank Act.
●	The failure or circumvention of our internal controls and risk management, policies, and procedures.

Forward-looking statements speak only as of the date on which such statements are made. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement, unless required by law.

Overview

We are headquartered in Laredo, Texas with 166 facilities and 247 ATMs, and we provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in five merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive-based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive-based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	March 31, 2026	December 31, 2025	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$16,826,407	$16,576,335	1.5%
Net loans	9,488,101	9,301,248	2.0
Deposits	12,622,726	12,436,506	1.5
Securities sold under repurchase agreements	604,857	585,544	3.3
Other borrowed funds	10,278	10,332	(0.5)
Junior subordinated deferrable interest debentures	108,868	108,868	—
Shareholders’ equity	3,288,041	3,251,638	1.1

Consolidated Statements of Income Information

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)
Interest income	$214,600	$214,639	(0.0)%
Interest expense	48,972	53,420	(8.3)
Net interest income	165,628	161,219	2.7
Credit loss expense	3,024	3,329	(9.2)
Non-interest income	42,830	37,003	15.7
Non-interest expense	76,048	73,775	3.1
Net income	102,186	96,892	5.5%

Per common share:
Basic	$1.64	$1.56	5.1%
Diluted	1.64	1.56	5.1

Net Income

Net income for the three months ended March 31, 2026 increased by 5.5% compared to the same period of 2025. Net income for the first quarter of 2026 continued to be positively affected by interest income earned on our investment and loan portfolios driven primarily by both an increase in the size of our investment and loan portfolios and the current rate environment. Net interest income was affected by a decrease in interest expense, primarily driven by a redistribution in rates paid on deposits. We continue to closely monitor rates paid on deposits to remain competitive to grow and retain deposits. Net income for the three months ended March 31, 2026 was also positively impacted by a decrease in our provision for credit loss expense.

Net Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)
Interest Income:
Loans, including fees	$168,713	$170,160	(0.9)%
Investment securities:
Taxable	40,614	40,932	(0.8)
Tax-exempt	1,393	1,527	(8.8)
Other interest income	3,880	2,020	92.1

Total interest income	214,600	214,639	(0.0)

Interest expense:
Savings deposits	17,781	20,450	(13.1)
Time deposits	24,899	25,500	(2.4)
Securities sold under Repurchase agreements	4,715	4,304	9.5
Other borrowings	67	1,476	(95.5)
Junior subordinated interest deferrable debentures	1,510	1,690	(10.7)

Total interest expense	48,972	53,420	(8.3)

Net interest income	$165,628	$161,219	2.7%

The change in net interest income for the three months ended March 31, 2026 can be attributed to interest income, which continues to be positively impacted by interest income earned on our investment and loan portfolios, driven by both an increase in the size of such portfolios and the current rate environment, which remains elevated due to FRB actions on interest rates in recent years. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 44 for the March 31, 2026 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)

Service charges on deposit accounts	$18,760	$17,667	6.2%
Other service charges, commissions and fees
Banking	14,336	14,065	1.9
Non-banking	2,035	2,335	(12.8)
Other investment income (loss), net	2,244	(1,258)	(278.4)
Other income	5,455	4,194	30.1
Total non-interest income	$42,830	$37,003	15.7%

Total non-interest income for the three months ended March 31, 2026 increased by 15.7% compared to the same period of 2025. Non-interest income for the three months ended March 31, 2025 was negatively impacted due to losses recorded on merchant banking investments and is reflected in other investments, net in the table above.

Non-Interest Expense

	Three Months Ended
	March 31,		Percent
	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)

Employee compensation and benefits	$39,132	$38,611	1.3%
Occupancy	6,484	6,406	1.2
Depreciation of bank premises and equipment	6,176	5,613	10.0
Professional fees	3,444	3,571	(3.6)
Deposit insurance assessments	1,837	1,770	3.8
Net operations, other real estate owned	148	376	(60.6)
Advertising	1,690	1,721	(1.8)
Software and software maintenance	5,690	5,410	5.2
Other	11,447	10,297	11.2

Total non-interest expense	$76,048	$73,775	3.1%

Non-interest expense increased by 3.1% for the three months ended March 31, 2026 compared to the same period of 2025. Non-interest expense continues to be primarily impacted by an increase in our employee compensation and benefits as we continue to adjust our compensation programs to retain our workforce and remain competitive in the current employment market. We also continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The ACL increased 0.8 % to $160,443,000 at March 31, 2026 from $159,174,000 at December 31,2025. The provision for credit losses charged to expense decreased 9.2% to $3,024,000 for the three months ended March 31, 2026 compared to $3,329,000 for the same period of 2025. The ACL was 1.66% of total loans at March 31, 2026 and 1.68% of total loans at December 31, 2025.

Investment Securities

Residential mortgage-backed debt securities are securities primarily issued by Freddie Mac, Fannie Mae, or Ginnie Mae. Investments in debt residential mortgage-backed securities issued by Ginnie Mae are fully guaranteed by the U.S. government. Investments in debt residential mortgage-backed securities issued by Freddie Mac and Fannie Mae are not fully guaranteed by the U.S. Government, however, we believe that the quality of the bonds is similar to other AAA rated bonds with limited credit risk, particularly given the placement of Fannie Mae and Freddie Mac into conservatorship by the federal government in early September 2008 and because securities issued by others that are collateralized by residential mortgage-backed securities issued by Fannie Mae or Freddie Mac are rated consistently as AAA rated securities. Obligations of states and political subdivisions are securities issued by public school districts and are guaranteed by the Permanent School Fund (PSF) of the State of Texas under the Texas Education Code. The PSF guarantee provides an unconditional and irrevocable guarantee of principal and interest payments.

Loans

Total loans increased by 2.0% to $9,648,544,000 at March 31, 2026, from $9,460,422,000 at December 31, 2025. Commercial real estate loans have historically been the largest category in our loan portfolio and comprise approximately 66% and 67% of total loans at March 31, 2026 and December 31, 2025, respectively. The loans in this category primarily include owner- and non-owner-occupied commercial buildings such as shopping centers, warehouses, hotels and office buildings and are primarily geographically concentrated in central and south Texas and throughout Oklahoma. Commercial real estate loans generally carry a lower risk of loss; however, they may also be significantly more affected by changes in real estate markets or the general economy. We regularly monitor commercial real estate loan concentrations and also have processes and procedures in place to monitor economic conditions that may adversely affect our commercial real estate portfolio.

Deposits

Deposits increased by 1.5% to $12,622,726,000 at March 31, 2026, compared to $12,436,506,000 at December 31, 2025. Deposits have continued to fluctuate as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. The five separately charted banks within our holding company structure also allow us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On March 31, 2026, we had $16,826,407,000 of consolidated assets, of which approximately $395,977,000, or 2.4%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $392,811,000, or 2.4%, at December 31, 2025. Of the $395,977,000, 89.0% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 2.3% is secured by foreign real estate or other assets; and 8.7% is unsecured.

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S./Mexico border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, which is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:

Hotel	$1,063,754	16.8%	$1,074,069	17.3%
Multi-family	959,124	15.1	684,793	11.0
Commercial real estate construction development	959,109	15.1	1,166,576	18.8
Lot development: residential and commercial lots	644,585	10.1	618,209	10.0
Retail multi-tenant	473,805	7.5	528,702	8.5
Warehouse	517,376	8.1	453,359	7.3
Office/Professional buildings	489,866	7.7	440,909	7.1
1 - 4 family construction	399,837	6.3	398,320	6.4
Owner occupied real estate	363,191	5.7	364,293	5.9
Commercial leased properties	331,824	5.2	339,397	5.5
Farmland	149,134	2.4	137,728	2.2
Total commercial real estate	$6,351,605	100.0%	$6,206,355	100.0%

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

Liquidity and Capital Resources

The maintenance of adequate liquidity provides our Subsidiary Banks with the ability to meet potential depositor withdrawals, provide for customer credit needs, maintain adequate statutory reserve levels and take full advantage of high-yield investment opportunities as they arise. Liquidity is afforded by access to financial markets and by holding appropriate amounts of liquid assets. Our Subsidiary Banks derive their liquidity largely from deposits of individuals and business entities. Deposits from persons and entities domiciled in Mexico comprise a stable portion of the deposit base of our Subsidiary Banks. Other important funding sources for our Subsidiary Banks during 2026 and 2025 were securities sold under repurchase agreements and large certificates of deposit, requiring management to closely monitor our asset/liability mix in terms of both rate sensitivity and maturity distribution. Our Subsidiary Banks have had a long-standing relationship with the FHLB and keep open significant unused lines of credit in order to fund liquidity needs. We also maintain a sizable, high quality investment portfolio to provide significant liquidity. These securities can be pledged to the FHLB, sold, or sold under agreements to repurchase to provide immediate liquidity. The following table summarizes our short-term balancing capacities net of balances outstanding:

March 31,
2026
(in Thousands)
Unsecured fed funds lines available from commercial banks	$50,000
Unused borrowings capacity from FHLB (1)	3,565,290
Unused borrowings capacity under Federal Reserve discount window	517,711
Unpledged investment securities (2)	3,669,969
$7,802,970

(1) FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and mortgage finance assets
(2) Market value

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At March 31, 2026, shareholders’ equity was $3,288,041,000 compared to $3,251,638,000 at December 31, 2025. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by shareholder dividends paid.

We and the Subsidiary Banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgements by regulators about components, risk weightings and other factors.

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”). Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a  ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of March 31, 2026, we meet all fully phased-in capital adequacy requirements.

In November 2017, the OCC, the Federal Reserve Board (“FRB”) and the FDIC finalized a proposed rule that extends the current treatment under the regulatory capital rules for certain regulatory capital deductions and risk weights and certain minority interest requirements, as they apply to banking organizations that are not subject to the advanced approaches capital rules. Effective January 1, 2018, the rule also paused the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests. The agencies are also considering whether to make adjustments to the capital rules in response to CECL and its potential impact on regulatory capital. Pursuant to rules issued by the federal bank regulatory agencies in February 2019 and March 2020, banking organizations were given options to phase in the adoption of CECL over a three-year transition period through December 31, 2022 or over a five-year transition period through December 31, 2024. Rather than electing to make one of the phase-in options, we immediately recognized the capital impact upon adopting CECL accounting standards on January 1, 2020, which resulted in an increase in our allowance for probable loan losses and a one-time cumulative-effect adjustment to retained earnings upon adoption.

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.”  The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aims to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV across the Basel Committee’s member jurisdictions began on January 1, 2023 and was intended to continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. In July 2023, U.S. regulators issued initial proposals for implementing the Basel IV framework (the “2023 Proposals”), which targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. However, the previously established implementation dates for Basel IV are no longer definitive, and the future implementation of Basel IV remains unclear, as the federal banking agencies continue to review the Basel IV rules. Most recently, on March 19, 2026, the Federal Reserve Board, the FDIC and the OCC jointly rescinded the 2023 Proposals and unveiled a set of re-proposed capital rules (the “2026 Proposals”) that are intended to streamline and modernize certain aspects of the Basel IV framework and be less onerous for banks than the 2023 Proposals, including based on agency estimates, due to anticipated reductions in certain CET1 capital requirements for banking organizations. The 2026 Proposals include: (i) an expanded risk-based capital framework for large banking organizations; (ii) revisions to the standardized approach for calculating risk-weighted assets; and (iii) revisions to the capital surcharge applicable to global systemically important bank holding companies. The 2026 Proposals are subject to public comment through June 18, 2026. Accordingly, the timing, scope, and final form of the U.S. implementation of the Basel IV framework remains uncertain.

As of March 31, 2026, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”) was enacted, and among other things, it includes a simplified capital rule change that effectively exempts banks with assets of less than $10 billion that exceed the “community bank leverage ratio” (the “CBLR”) from all risk-based capital requirements, including Basel III and its predecessors. The federal banking agencies established the CBLR (a ratio of tangible equity to average consolidated assets) at 9%, which became effective on January 1, 2020, and qualifying community banks can begin to take advantage of this regulatory relief provision. On April 29, 2026, the federal banking agencies published a final rule lowering the CBLR from 9% to 8%, effective July 1, 2026. Some of our Subsidiary Banks, with assets of less than $10 billion, may qualify for this exemption. Additionally, under the EGRRCPA, qualified bank holding companies with assets of up to $3 billion will be eligible for the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, which eases limitations on the issuance of debt by holding companies. On August 28, 2018, the FRB issued an interim final rule expanding the applicability of its Small Bank Holding Company Policy Statement. While holding companies that meet the conditions of the policy statement are excluded from consolidated capital requirements, their depository institutions continue to be subject to minimum capital requirements. Finally, for banks that continue to be subject to the Basel III’s risk-based capital rules (e.g., assignment of a 150% risk weight to certain exposures), certain commercial real estate loans that were formally classified as high volatility commercial real estate (“HVCRE”) are not subject to heightened risk weights if they meet certain criteria. Also, while acquisition, development, and construction loans are generally subject to heightened risk weights, certain exceptions will apply. In November 2019, the federal banking agencies issued a final rule modifying the agencies’ capital rules for HVCRE, which became effective on April 1, 2020.

We had a CET1 to risk-weighted assets ratio of 23.15% on March 31, 2026 and 23.36% on December 31, 2025. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 20.13% and 19.86%, risk-weighted Tier 1 capital ratio of 23.68% and 23.91%, and risk-weighted total capital ratio of 24.84% and 25.09% at March 31, 2026 and December 31, 2025, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of March 31, 2026 and December 31, 2025, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of March 31, 2026, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of March 31, 2026 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
March 31, 2026	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$333,526	$997,467	$3,515,416	$130,073	$4,976,482
Loans, net of non-accruals	8,104,914	162,224	491,489	729,897	9,488,524

Total earning assets	$8,438,440	$1,159,691	$4,006,905	$859,970	$14,465,006

Cumulative earning assets	$8,438,440	$9,598,131	$13,605,036	$14,465,006

Rate sensitive liabilities

Time deposits	$1,424,908	$1,696,028	$120,179	$14	$3,241,129
Other interest bearing deposits	4,908,561	—	—	—	4,908,561
Securities sold under repurchase agreements	593,057	11,800	—	—	604,857
Other borrowed funds	—	—	—	10,278	10,278
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$7,035,394	$1,707,828	$120,179	$10,292	$8,873,693

Cumulative sensitive liabilities	$7,035,394	$8,743,222	$8,863,401	$8,873,693

Repricing gap	$1,403,046	$(548,137)	$3,886,726	$849,678	$5,591,313
Cumulative repricing gap	1,403,046	854,909	4,741,635	5,591,313
Ratio of interest-sensitive assets to liabilities	1.20	0.68	33.34	83.56	1.63
Ratio of cumulative, interest-sensitive assets to liabilities	1.20	1.10	1.53	1.63

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2026, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 15 through 19 of our 2025 Annual Report.

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

1A. Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, there were no sales of equity securities that were not registered under the Securities Act of 1933, as amended, or which were not previously disclosed or reported in our Annual Report on Form 10-K for the year ended December 31, 2025 or a subsequent Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 17, 2026, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2026. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the first quarter of 2026, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of May 4, 2026, a total of 13,796,988 shares had been repurchased under all programs at a cost of $420,060,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board. The following table includes information about common stock share repurchases for the quarter ended March 31, 2026.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
January 1 – January 31, 2026	327	$70.08	—	$145,369,000
February 1 – February 28, 2026	500	74.19	—	145,332,000
March 1 – March 31, 2026	—	—	—	145,332,000
Total	827	$72.56	—
(1)	The repurchase program was extended on February 17, 2026 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2027.

Item 5. Other Information

During the quarter ended March 31, 2026, there was no information required to be disclosed in a Current Report on Form 8-K which was not disclosed in a Current Report on Form 8-K.

During the quarter ended March 31, 2026, there were no material changes to the procedures by which shareholders may recommend nominees to our Board.

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

13* —Annual report to Shareholders on Form ARS for the fiscal year ended December 31, 2025, furnished to the SEC on February 26, 2026

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

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2026; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025; and (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and March 31, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	May 7, 2026	/s/ Dennis E. Nixon
Dennis E. Nixon
President and Chief Executive Officer

Date:	May 7, 2026	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer and Chief Financial Officer