Form 10-Q
period 2026-06-30
INTERNATIONAL BANCSHARES CORP
filed 2026-08-06
CIK 315709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Issued and Outstanding
Common Stock, $1.00 par value	62,191,514 shares outstanding at August 3, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$451,157	$536,487
Investment securities:
Held to maturity debt securities (Market value of $4,400 on June 30, 2026 and $4,400 on December 31, 2025)	4,400	4,400
Available for sale debt securities (Amortized cost of $5,439,382 on June 30, 2026 and $5,281,090 on December 31, 2025)	5,086,883	4,966,268
Equity securities with readily determinable fair values	5,545	5,573
Total investment securities	5,096,828	4,976,241
Loans	9,863,199	9,460,422
Less allowance for credit losses	(170,014)	(159,174)
Net loans	9,693,185	9,301,248
Bank premises and equipment, net	420,945	422,993
Accrued interest receivable	77,745	72,430
Other investments	429,875	448,327
Cash surrender value of life insurance policies	312,402	309,627
Goodwill	282,532	282,532
Other assets	257,281	226,450
Total assets	$17,021,950	$16,576,335

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition, continued (Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2026	2025
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand—non-interest bearing	$4,473,669	$4,486,208
Savings and interest bearing demand	5,004,676	4,748,978
Time	3,257,699	3,201,320
Total deposits	12,736,044	12,436,506
Securities sold under repurchase agreements	611,926	585,544
Other borrowed funds	10,225	10,332
Junior subordinated deferrable interest debentures	108,868	108,868
Other liabilities	179,583	183,447
Total liabilities	13,646,646	13,324,697
Shareholders’ equity:
Common shares of $1.00 par value. Authorized 275,000,000 shares; issued 96,680,381 shares on June 30, 2026 and 96,658,794 shares on December 31, 2025	96,680	96,659
Surplus	161,619	160,861
Retained earnings	3,834,016	3,681,408
Accumulated other comprehensive loss	(275,880)	(246,316)
	3,816,435	3,692,612
Less cost of shares in treasury, 34,492,192 shares on June 30, 2026 and 34,490,048 on December 31, 2025	(441,131)	(440,974)
Total shareholders’ equity	3,375,304	3,251,638
Total liabilities and shareholders’ equity	$17,021,950	$16,576,335

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$172,708	$173,979	$341,421	$344,139
Investment securities:
Taxable	41,941	41,401	82,555	82,333
Tax-exempt	1,373	1,514	2,766	3,041
Other interest income	4,393	4,073	8,273	6,093

Total interest income	220,415	220,967	435,015	435,606

Interest expense:
Savings deposits	19,138	21,318	36,919	41,768
Time deposits	24,313	25,150	49,212	50,650
Securities sold under repurchase agreements	4,268	4,640	8,983	8,944
Other borrowings	67	669	134	2,145
Junior subordinated deferrable interest debentures	1,524	1,693	3,034	3,383

Total interest expense	49,310	53,470	98,282	106,890

Net interest income	171,105	167,497	336,733	328,716

Credit loss expense	11,105	4,398	14,129	7,727

Net interest income after provision for credit losses	160,000	163,099	322,604	320,989

Non-interest income:
Service charges on deposit accounts	19,168	17,988	37,928	35,655
Other service charges, commissions and fees
Banking	14,656	14,939	28,992	29,004
Non-banking	2,765	2,650	4,800	4,985
Other investments income (loss), net	2,231	348	4,475	(910)
Other income	4,896	4,739	10,351	8,933

Total non-interest income	$43,716	$40,664	$86,546	$77,667

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income, continued (Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Non-interest expense:
Employee compensation and benefits	$40,927	$38,251	$80,059	$76,862
Occupancy	7,075	7,270	13,559	13,676
Depreciation of bank premises and equipment	6,225	5,486	12,401	11,099
Professional fees	3,542	4,074	6,986	7,645
Deposit insurance assessments	1,837	1,763	3,674	3,533
Net operations, other real estate owned	275	990	423	1,366
Advertising	1,705	1,732	3,395	3,453
Software and software maintenance	5,838	5,721	11,528	11,131
Other	15,181	12,514	26,628	22,811

Total non-interest expense	82,605	77,801	158,653	151,576

Income before income taxes	121,111	125,962	250,497	247,080

Provision for income taxes	25,299	25,820	52,499	50,046

Net income	$95,812	$100,142	$197,998	$197,034

Basic earnings per common share:

Weighted average number of shares outstanding	62,184,128	62,150,969	62,179,733	62,182,293
Net income per common share	$1.54	$1.61	$3.18	$3.17

Fully diluted earnings per common share:

Weighted average number of shares outstanding	62,258,458	62,232,768	62,254,886	62,268,705
Net income per common share	$1.54	$1.61	$3.18	$3.16

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$95,812	$100,142	$197,998	$197,034
Other comprehensive (loss) income, net of tax:

Net change in unrealized holding (losses) gains on securities available for sale arising during period (net of tax effects of $(2,333), $8,220, $(7,859) and $20,087)	(8,778)	30,923	(29,564)	75,565
	(8,778)	30,923	(29,564)	75,565

Comprehensive income	$87,034	$131,065	$168,434	$272,599

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three and Six Months ended June 30, 2026 and 2025

(in Thousands, except per share amounts)

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2026	96,671	$96,671	$161,302	$3,738,204	$(267,102)	$(441,034)	$3,288,041
Net income	—	—	—	95,812	—	—	95,812
Purchase of treasury stock (1,317 shares)	—	—	—	—	—	(97)	(97)
Exercise of stock options	9	9	302	—	—	—	311
Stock compensation expense recognized in earnings	—	—	15	—	—	—	15
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(8,778)	—	(8,778)
Balance at June 30, 2026	96,680	$96,680	$161,619	$3,834,016	$(275,880)	$(441,131)	$3,375,304

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2025	96,626	$96,626	$159,712	$3,409,519	$(334,412)	$(436,366)	$2,895,079
Net income	—	—	—	100,142	—	—	100,142
Purchase of treasury stock (81,532 shares)	—	—	—	—	—	(4,546)	(4,546)
Exercise of stock options	14	14	436	—	—	—	450
Stock compensation expense recognized in earnings	—	—	21	—	—	—	21
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	30,923	—	30,923
Balance at June 30, 2025	96,640	$96,640	$160,169	$3,509,661	$(303,489)	$(440,912)	$3,022,069

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2025	96,659	$96,659	$160,861	$3,681,408	$(246,316)	$(440,974)	$3,251,638
Net income	—	—	—	197,998	—	—	197,998
Dividends:
Cash ($.73 per share)	—	—	—	(45,390)	—	—	(45,390)
Purchase of treasury stock (2,144 shares)	—	—	—	—	—	(157)	(157)
Exercise of stock options	21	21	725	—	—	—	746
Stock compensation expense recognized in earnings	—	—	33	—	—	—	33
Other comprehensive income, net of tax:
Net change in unrealized losses on available for sale securities, net of reclassification adjustments	—	—	—	—	(29,564)	—	(29,564)
Balance at June 30, 2026	96,680	$96,680	$161,619	$3,834,016	$(275,880)	$(441,131)	$3,375,304

	Number				Other
	of	Common		Retained	Comprehensive	Treasury
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2024	96,617	$96,617	$159,333	$3,356,177	$(379,054)	$(436,366)	$2,796,707
Net income	—	—	—	197,034	—	—	197,034
Dividends:
Cash ($.70 per share)	—	—	—	(43,550)	—	—	(43,550)
Purchase of treasury stock (81,532 shares)	—	—	—	—	—	(4,546)	(4,546)
Exercise of stock options	23	23	770	—	—	—	793
Stock compensation expense recognized in earnings	—	—	66	—	—	—	66
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on available for sale securities, net of reclassification adjustments	—	—	—	—	75,565	—	75,565
Balance at June 30, 2025	96,640	$96,640	$160,169	$3,509,661	$(303,489)	$(440,912)	$3,022,069

See accompanying notes to consolidated financial statements.

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:

Net income	$197,998	$197,034

Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	14,129	7,727
Specific reserve, other real estate owned	23	20
Depreciation of bank premises and equipment	12,401	11,099
Gain on sale of bank premises and equipment	(49)	(13)
Gain on sale of other real estate owned	8	479
Accretion of investment securities discounts	(3,429)	(2,181)
Amortization of investment securities premiums	1,841	2,276
Unrealized loss (gain) on equity securities with readily determinable fair values	28	(89)
Stock based compensation expense	33	66
(Losses) earnings from affiliates and other investments	(1,507)	1,272
Deferred tax expense	1,812	2,191
Increase in accrued interest receivable	(5,315)	(2,667)
(Increase) decrease in other assets	(9,828)	21,627
Increase (decrease) in other liabilities	6,809	(2,882)

Net cash provided by operating activities	214,954	235,959

Investing activities:

Proceeds from maturities of securities	3,075	1,200
Proceeds from sales and calls of available for sale securities	3,345	4,235
Purchases of available for sale securities	(762,596)	(376,800)
Principal collected on mortgage backed securities	599,472	445,909
Net increase in loans	(406,158)	(339,775)
Purchases of other investments	(24,145)	(30,450)
Distributions from other investments	15,048	478
Purchases of bank premises and equipment	(10,353)	(11,242)
Proceeds from sales of bank premises and equipment	49	13
Proceeds from sales of other real estate owned	967	3,498

Net cash used in investing activities	$(581,296)	$(302,934)

INTERNATIONAL BANCSHARES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2026	2025
Financing activities:

Net (decrease) increase in non-interest bearing demand deposits	$(12,539)	$107,628
Net increase in savings and interest bearing demand deposits	255,698	139,142
Net increase in time deposits	56,379	116,046
Net increase in securities sold under repurchase agreements	26,382	80,832
Net (decrease) increase in other borrowed funds	(107)	49,896
Purchase of treasury stock	(157)	(4,546)
Proceeds from stock transactions	746	793
Payments of cash dividends	(45,390)	(43,550)

Net cash provided by financing activities	281,012	446,241

(Decrease) increase in cash and cash equivalents	(85,330)	379,266

Cash and cash equivalents at beginning of period	536,487	352,652

Cash and cash equivalents at end of period	$451,157	$731,918

Supplemental cash flow information:
Interest paid	$100,410	$109,258
U.S. federal income taxes paid	39,373	42,976
Non-cash investing and financing activities:
Net transfers from loans to other real estate owned	$92	$1,700

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

Subsequent to the end of the period and through the date we have issued these financial statements, we reduced our ownership percentage in a merchant banking investment in accordance with regulatory requirements for merchant banking investments and their holding period. We are still evaluating the impact of the transaction on our financial statements.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2026 by level within the fair value measurement hierarchy:

		Fair Value Measurements at
		Reporting Date Using
		(in Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets/Liabilities	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Available for sale debt securities
Residential mortgage-backed securities	$4,953,967	$—	$4,953,967	$—
States and political subdivisions	132,916	—	132,916	—
Equity Securities	5,545	5,545	—	—
	$5,092,428	$5,545	$5,086,883	$—

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

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Our policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

The following table represents financial instruments measured at fair value on a non-recurring basis as of and for the period ended June 30, 2026 by level within the fair value measurement hierarchy:

Fair Value Measurements at Reporting
Date Using
(in thousands)
Quoted
	Assets/Liabilities	Prices in
	Measured at	Active	Significant
	Fair Value	Markets for	Other	Significant	Net
	Period ended	Identical	Observable	Unobservable	Provision
	June 30,	Assets	Inputs	Inputs	During
	2026	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Assets:
Watch List—Doubtful loans	$56,665	$—	$—	$56,665	$10,110
Other real estate owned	76	—	—	76	23

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

As of June 30, 2026, we had $296,896,000 of doubtful commercial collateral-dependent loans, of which $118,007,000 had an appraisal performed within the immediately preceding rolling twelve-month period, and of which $90,067,000 had an internal evaluation performed within the immediately preceding rolling twelve-month period. As of December 31, 2025, we had approximately $139,643,000 of doubtful commercial collateral-dependent loans, of which $0 had an appraisal performed within the immediately preceding rolling twelve-month period and of which $139,643,000 had an internal evaluation performed within the immediately preceding rolling twelve-month period.

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within Level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary. The fair value is reviewed periodically, and subsequent write-downs are made through a charge to operations, accordingly. Other real estate owned is included in other assets on the consolidated financial statements. For the three and six months ended June 30, 2026 and the twelve months ended December 31, 2025, we recorded $42,000, $42,000 and $101,000, respectively, in charges to the ACL in connection with loans transferred to other real estate owned. For the three and six months ended June 30, 2026 and the twelve months ended December 31, 2025, we recorded $0, $23,000 and $1,296,000, respectively, in adjustments to fair value in connection with other real estate owned.

The fair value estimates, methods, and assumptions for our financial instruments at June 30, 2026 and December 31, 2025 are outlined below.

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

For variable rate performing loans, the carrying amount approximates fair value. For fixed-rate performing loans, the fair value is calculated by discounting scheduled cash flows using current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. At June 30, 2026 and December 31, 2025, the carrying amount of fixed rate performing loans was $1,157,552,000 and $1,200,539,000, respectively, and the estimated fair value was $1,114,696,000 and $1,166,537,000, respectively.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposit accounts, savings accounts and interest-bearing demand deposit accounts, was equal to the amount payable on demand as of June 30, 2026 and December 31, 2025. The fair value of time deposits is based on the discounted value of contractual cashflows. The discount rate is based on currently offered rates. Time deposits are within Level 3 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, the carrying amount of time deposits was $3,257,699,000 and $3,201,320,000, respectively, and the estimated fair value was $3,255,972,000 and $3,196,649,000, respectively.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are short-term maturities. Due to the contractual terms of the instruments, the carrying amounts approximated fair value at June 30, 2026 and December 31, 2025.

Junior Subordinated Deferrable Interest Debentures

We currently have floating-rate junior subordinated deferrable interest debentures outstanding. Due to the contractual terms of the floating-rate junior subordinated deferrable interest debentures, the carrying amounts approximated fair value at June 30, 2026 and December 31, 2025.

Other Borrowed Funds

We currently have long-term borrowings issued from the Federal Home Loan Bank (“FHLB”). The long-term borrowings outstanding at June 30, 2026 and December 31, 2025 are fixed-rate borrowings, and the fair value is based on established market spreads for similar types of borrowings. The fixed rate long-term borrowings are included in Level 2 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, the carrying amount of the fixed rate long-term FHLB borrowings was $10,225,000 and $10,332,000, respectively, and the estimated fair value was $10,225,000 and $10,332,000, respectively.

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

Note 3 — Loans

A summary of loans, by loan type, at June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025

	(Dollars in Thousands)
Commercial, financial and agricultural	$6,036,796	$5,603,505
Real estate - mortgage	1,095,001	1,074,510
Real estate - construction	2,279,481	2,338,593
Consumer	50,120	51,003
Foreign	401,801	392,811
Total loans	$9,863,199	$9,460,422

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S. border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, which is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:

Hotel	$1,048,479	16.1%	$1,074,069	17.3%
Commercial real estate construction development	1,027,580	15.6	1,166,576	18.8
Multi-family	993,295	15.1	684,793	11.0
Lot development: residential and commercial lots	705,479	10.7	618,209	10.0
Warehouse	521,623	7.9	453,359	7.3
Office/Professional buildings	490,958	7.5	440,909	7.1
Retail multi-tenant	486,044	7.4	528,702	8.5
Owner occupied real estate	404,051	6.1	364,293	5.9
1 - 4 family construction	390,870	5.9	398,320	6.4
Commercial leased properties	347,203	5.3	339,397	5.5
Farmland	157,343	2.4	137,728	2.2
Total commercial real estate	$6,572,925	100.0%	$6,206,355	100.0%

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

A summary of the transactions in the allowance for credit loan losses by loan class is as follows:

	Three Months Ended June 30, 2026
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at March 31, 2026	$29,491	$46,061	$45,852	$18,008	$6,803	$9,163	$253	$4,812	$160,443
Losses charged to allowance	(1,794)	—	—	—	(52)	(113)	(109)	—	(2,068)
Recoveries credited to allowance	498	—	—	—	2	33	1	—	534
Net (losses) recoveries charged to allowance	(1,296)	—	—	—	(50)	(80)	(108)	—	(1,534)

Credit loss expense	6,816	2,502	1,164	347	281	(154)	106	43	11,105

Balance at June 30, 2026	$35,011	$48,563	$47,016	$18,355	$7,034	$8,929	$251	$4,855	$170,014

	Three Months Ended June 30, 2025
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at March 31, 2025	$28,946	$61,865	$45,667	$4,857	$5,669	$10,077	$262	$1,364	$158,707

Losses charged to allowance	(1,749)	(8,121)	—	—	(3)	(82)	(23)	—	(9,978)
Recoveries credited to allowance	1,626	—	106	—	13	109	2	—	1,856
Net (losses) recoveries charged to allowance	(123)	(8,121)	106	—	10	27	(21)	—	(8,122)

Credit loss expense	(409)	321	887	3,143	563	(106)	32	(33)	4,398

Balance at June 30, 2025	$28,414	$54,065	$46,660	$8,000	$6,242	$9,998	$273	$1,331	$154,983

	Six Months Ended June 30, 2026
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2025	$27,929	$48,907	$46,413	$14,713	$6,725	$9,420	$279	$4,788	$159,174

Losses charged to allowance	(4,235)	—	—	—	(204)	(113)	(143)	—	(4,695)
Recoveries credited to allowance	1,219	—	—	—	142	41	4	—	1,406
Net (losses) recoveries charged to allowance	(3,016)	—	—	—	(62)	(72)	(139)	—	(3,289)

Credit loss expense	10,098	(344)	603	3,642	371	(419)	111	67	14,129

Balance at June 30, 2026	$35,011	$48,563	$47,016	$18,355	$7,034	$8,929	$251	$4,855	$170,014

	Six Months Ended June 30, 2025
	Domestic							Foreign
		Commercial
		Real Estate:
		Other	Commercial
		Construction &	Real Estate:	Commercial
		Land	Farmland &	Real Estate:	Residential:	Residential:
	Commercial	Development	Commercial	Multifamily	First Lien	Junior Lien	Consumer	Foreign	Total

	(Dollars in Thousands)

Balance at December 31, 2024	$29,853	$60,639	$43,990	$4,869	$5,528	$10,031	$281	$1,346	$156,537

Losses charged to allowance	(3,537)	(8,121)	—	—	(49)	(202)	(68)	—	(11,977)
Recoveries credited to allowance	2,447	—	112	—	15	116	6		2,696
Net (losses) recoveries charged to allowance	(1,090)	(8,121)	112	—	(34)	(86)	(62)	—	(9,281)

Credit loss expense	(349)	1,547	2,558	3,131	748	53	54	(15)	7,727

Balance at June 30, 2025	$28,414	$54,065	$46,660	$8,000	$6,242	$9,998	$273	$1,331	$154,983

The qualitative loss factors for the June 30, 2026 ACL remained the same as the prior period. The provision for credit losses for the second quarter of 2026 increased as a result of a change in the level of non-accrual loan balances and the reevaluation of the specific provision for credit losses related to those loans. The change in the level of non-accrual loans can be primarily attributed to a relationship consisting of several loans secured by interests in affordable housing projects that were placed on non-accrual in the second quarter of 2026.

The tables below provide additional information on the balance of loans individually or collectively evaluated for impairment and their related allowance, by loan class, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$205,396	$9,110	$1,537,957	$25,901
Commercial real estate: other construction & land development	3,824	1,000	2,275,657	47,563
Commercial real estate: farmland & commercial	43,370	7,000	3,256,778	40,016
Commercial real estate: multifamily	44,522	8,100	948,773	10,255
Residential: first lien	22	—	662,764	7,034
Residential: junior lien	—	—	432,215	8,929
Consumer	—	—	50,120	251
Foreign	—	—	401,801	4,855

Total	$297,134	$25,210	$9,566,065	$144,804

	December 31, 2025
	Loans Individually		Loans Collectively
	Evaluated For		Evaluated For
	Impairment		Impairment
	Recorded		Recorded
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)
Domestic
Commercial	$52,397	$500	$1,683,346	$27,429
Commercial real estate: other construction & land development	—	—	2,338,593	48,907
Commercial real estate: farmland & commercial	45,066	7,000	3,137,903	39,413
Commercial real estate: multifamily	42,787	7,600	642,006	7,113
Residential: first lien	31	—	629,403	6,725
Residential: junior lien	—	—	445,076	9,420
Consumer	—	—	51,003	279
Foreign	—	—	392,811	4,788

Total	$140,281	$15,100	$9,320,141	$144,074

The table below provides additional information on loans accounted for on a non-accrual basis by loan class at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025

	(Dollars in Thousands)
	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance	Total Non-Accrual Loans	Non-Accrual Loans with No Credit Allowance
Domestic
Commercial	$205,396	$177,035	$52,397	$51,513
Commercial real estate: other construction & land development	3,824	159	—	—
Commercial real estate: farmland & commercial	43,370	21,175	45,066	22,003
Commercial real estate: multifamily	44,522	6,821	42,787	5,086
Residential: first lien	31	31	52	52
Total non-accrual loans	$297,143	$205,221	$140,302	$78,654

We occasionally provide modifications to borrowers experiencing financial difficulties. Modifications may include certain concessions that we must evaluate under current accounting standards to determine the need for disclosure. Concessions to borrowers experiencing financial difficulties that would require disclosure include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction or a combination of these concessions. For the six months ended June 30, 2026, we did not provide any modifications under these circumstances to any borrower experiencing financial difficulty that would require disclosure.

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

While our management believes that it is generally able to identify borrowers with financial problems reasonably early and to monitor credit extended to such borrowers carefully, there is no precise method of predicting loan losses. The determination that a loan is likely to be uncollectible and that it should be wholly or partially charged-off as a loss is an exercise of judgment. Similarly, the determination of the adequacy of the ACL can be made only on a subjective basis. It is the judgment of our management that the ACL at June 30, 2026 was adequate to absorb probable losses from loans in the portfolio at that date.

The following tables present information regarding the aging of past due loans by loan class at June 30, 2026 and December 31, 2025:

	June 30, 2026
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$23,958	$29,334	$51,836	$289	$105,128	$1,638,225	$1,743,353
Commercial real estate: other construction & land development	934	712	—	—	1,646	2,277,835	2,279,481
Commercial real estate: farmland & commercial	11,804	7,560	—	—	19,364	3,280,784	3,300,148
Commercial real estate: multifamily	183	—	42,731	—	42,914	950,381	993,295
Residential: first lien	6,262	4,736	7,056	7,050	18,054	644,732	662,786
Residential: junior lien	4,310	923	2,536	2,536	7,769	424,446	432,215
Consumer	176	29	66	66	271	49,849	50,120
Foreign	1,530	2,575	1,223	1,223	5,328	396,473	401,801
Total past due loans	$49,157	$45,869	$105,448	$11,164	$200,474	$9,662,725	$9,863,199

	December 31, 2025
				90 Days or	Total
	30 - 59	60 - 89	90 Days or	greater &	Past		Total
	Days	Days	Greater	still accruing	Due	Current	Portfolio

	(Dollars in Thousands)
Domestic
Commercial	$5,988	$795	$47,509	$515	$54,292	$1,681,450	$1,735,742
Commercial real estate: other construction & land development	836	—	721	721	1,557	2,337,036	2,338,593
Commercial real estate: farmland & commercial	567	23,923	—	—	24,490	3,158,480	3,182,970
Commercial real estate: multifamily	33,684	—	12,637	—	46,321	638,472	684,793
Residential: first lien	5,898	3,093	5,787	5,766	14,778	614,656	629,434
Residential: junior lien	1,766	945	2,190	2,190	4,901	440,175	445,076
Consumer	250	31	8	8	289	50,714	51,003
Foreign	1,296	2,771	626	626	4,693	388,118	392,811
Total past due loans	$50,285	$31,558	$69,478	$9,826	$151,321	$9,309,101	$9,460,422

The increase in Commercial loans past due 30 – 59 days at June 30, 2026 can be attributed to one relationship that was past due and is secured by a leasehold interest in a marina. The increase in Commercial loans past due 60 – 89 days at June 30, 2026 can be attributed to a loan secured by a partnership interest in real estate investments that is on non-accrual. The decrease in Commercial real estate: multifamily loans past due 30 – 59 days at June 30, 2026 can be attributed to a loan secured by a multifamily building that was brought current. The increase for the same period in Commercial real estate: multifamily loans past due 90 days or greater can be attributed to two loans secured by multifamily affordable housing communities that are on non-accrual.

A summary of the loan portfolio by credit quality indicator by loan class and by year of origination at June 30, 2026 and December 31, 2025 is presented below:

	2026	2025	2024	2023	2022	Prior	Total

	(Dollars in Thousands)
Balance at June 30, 2026
Domestic
Commercial
Pass	$465,235	$611,770	$135,095	$128,757	$56,317	$101,508	$1,498,682
Special Review	—	448	—	—	—	—	448
Watch List - Pass	615	263	—	—	—	36,597	37,475
Watch List - Substandard	35	1,112	53	106	46	—	1,352
Watch List - Doubtful	11,064	32,348	529	46,711	—	114,744	205,396
Total Commercial	$476,949	$645,941	$135,677	$175,574	$56,363	$252,849	$1,743,353
Commercial
Current-period gross writeoffs	$1,777	$2,364	$50	$—	$38	$6	$4,235
Commercial real estate: other construction & land development
Pass	$453,146	$1,004,142	$468,031	$289,093	$26,215	$27,773	$2,268,400
Watch List - Pass	—	350	—	—	1,026	—	1,376
Watch List - Substandard	5,754	—	127	—	—	—	5,881
Watch List - Doubtful	—	3,824	—	—	—	—	3,824
Total Commercial real estate: other construction & land development	$458,900	$1,008,316	$468,158	$289,093	$27,241	$27,773	$2,279,481
Commercial real estate: farmland & commercial
Pass	$646,887	$705,901	$523,096	$548,906	$600,710	$200,262	$3,225,762
Special Review	155	8,006	—	—	—	—	8,161
Watch List - Pass	4,419	—	170	—	—		4,589
Watch List - Substandard	15,952	1,566	—	748	—	—	18,266
Watch List - Doubtful	35,223	8,147	—	—	—	—	43,370
Total Commercial real estate: farmland & commercial	$702,636	$723,620	$523,266	$549,654	$600,710	$200,262	$3,300,148
Commercial real estate: multifamily
Pass	$107,231	$156,623	$166,280	$453,165	$27,330	$38,144	$948,773
Watch List - Doubtful	1,746	12,683	30,093	—	—	—	44,522
Total Commercial real estate: multifamily	$108,977	$169,306	$196,373	$453,165	$27,330	$38,144	$993,295
Residential: first lien
Pass	$91,055	$154,874	$68,536	$73,802	$57,379	$216,770	$662,416
Watch List - Substandard	46	—	89	—	—	213	348
Watch List - Doubtful	—	15	—	—	6	1	22
Total Residential: first lien	$91,101	$154,889	$68,625	$73,802	$57,385	$216,984	$662,786
Residential: first lien
Current-period gross writeoffs	$—	$—	$42	$140	$—	$22	$204
Residential: junior lien
Pass	$27,269	$54,270	$66,418	$51,988	$50,652	$181,618	$432,215
Total Residential: junior lien	$27,269	$54,270	$66,418	$51,988	$50,652	$181,618	$432,215
Residential: junior lien
Current-period gross writeoffs	$—	$—	$—	$—	$71	$42	$113
Consumer
Pass	$25,345	$19,385	$3,357	$232	$266	$1,535	$50,120
Total Consumer	$25,345	$19,385	$3,357	$232	$266	$1,535	$50,120
Consumer
Current-period gross writeoffs	$40	$78	$24	$—	$—	$1	$143
Foreign
Pass	$72,183	$229,317	$44,716	$33,087	$9,268	$13,230	$401,801
Total Foreign	$72,183	$229,317	$44,716	$33,087	$9,268	$13,230	$401,801
Total Loans	$1,963,360	$3,005,044	$1,506,590	$1,626,595	$829,215	$932,395	$9,863,199

	2025	2024	2023	2022	2021	Prior	Total

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

The increase in Watch List – Pass Commercial loans at June 30, 2026, can be attributed to one loan secured by an interest in an affordable housing project that was downgraded from Pass.  The increase in Watch List Doubtful Commercial loans at June 30, 2026, can be attributed to a relationship consisting of several loans secured by interests in affordable housing projects that were placed on non-accrual. The decrease in Special Review Commercial real estate: farmland & commercial loans at June 30, 2026, can be attributed to a loan secured by a hotel that was paid in full. The decrease in Watch List Pass Commercial real estate: farmland & commercial loans at June 30, 2026, can be attributed to two loans.  One loan was paid off and one, secured by a restaurant and vacant land held for development, was downgraded to Watch List Substandard.

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

A summary of option activity under the 2012 Plan for the six months ended June 30, 2026 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term (years)	value ($)
				(in Thousands)
Options outstanding at December 31, 2025	164,884	$35.42
Plus: Options granted	—	—
Less:
Options exercised	(21,587)	34.59
Options expired	—	—
Options forfeited	—	—
Options outstanding at June 30, 2026	143,297	35.55	2.92	$5,789

Options fully vested and exercisable at June 30, 2026	113,021	$35.63	2.32	$4,556

Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2026 was $15,000 and $33,000, respectively. Stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2025 was $21,000 and $66,000, respectively. As of June 30, 2026, there was approximately $80,000 of total unrecognized stock-based compensation cost related to non-vested options granted under our plans that will be recognized over a weighted average period of 1.08 years.

On April 18, 2022, the Board adopted the 2022 International Bancshares Corporation Stock Appreciation Rights Plan (the “SAR Plan”). There are 750,000 shares of underlying common stock that may be used for stock appreciation right (“SAR”) grants under the SAR Plan; however, no actual shares will be granted. Upon exercise, the SAR will be settled in cash. SARs granted may be exercisable for a period of up to 10 years from the date of grant and may vest over an eight-year period. As of June 30, 2026, a total of 419,830 SARs had been issued under the SAR Plan.

A summary of activity under the SAR Plan for the six months ended June 30, 2026 is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	stock appreciation	exercise	contractual	intrinsic
	rights	price	term (years)	value ($)
				(in Thousands)
SARs outstanding at December 31, 2025	426,743	$39.63
Plus: SARs granted	—
Less:
SARs exercised	(5,963)	39.33
SARs expired	—	—
SARs forfeited	(950)	39.33
SARs outstanding at June 30, 2026	419,830	39.63	6.04	$15,248

SARs fully vested and exercisable at June 30, 2026	62,175	$39.45	6.01	$2,261

The fair value of the liability for payments due to SAR holders at June 30, 2026 and December 31, 2025 is approximately $8,680,000 and $6,620,000, respectively, as calculated using a Black-Scholes-Merton pricing model, and is included in other liabilities on the consolidated statements of condition. The expense recorded in connection with all grants under the SAR Plan totaled $2,003,000 and $2,546,000 for the three and six months ended June 30, 2026, respectively. The expense recorded in connection with all grants under the SAR Plan totaled $874,000 and $1,262,000 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was approximately $7,037,000 in unrecognized liability related to non-vested SARs granted under the SAR Plan that will be recognized over a weighted average period of 6.04 years.

Note 6 — Investment Securities, Equity Securities with Readily Determinable Fair Values and Other Investments

We classify debt securities into one of three categories: held-to-maturity, available-for-sale, or trading. Such debt securities are reassessed for appropriate classification at each reporting date. Securities classified as “held-to-maturity” are carried at amortized cost for financial statement reporting, while securities classified as “available-for-sale” and “trading” are carried at their fair value. Unrealized holding gains and losses are included in net income for those securities classified as “trading,” while unrealized holding gains and losses related to those securities classified as “available-for-sale” are excluded from net income and reported net of tax as other comprehensive income (loss) and accumulated other comprehensive income (loss) until realized, or in the case of losses, when deemed other than temporary. Available-for-sale and held-to-maturity debt securities in an unrealized loss position are evaluated for the underlying cause of the loss. In the event that the deterioration in value is attributable to credit-related reasons, then the amount of credit-related impairment will be recorded as a charge to our ACL with subsequent changes in the amount of impairment, up or down, also recorded through our ACL. We have evaluated the debt securities classified as available-for-sale and held-to-maturity at June 30, 2026 and have determined that no debt securities in an unrealized loss position are arising from credit-related reasons and have therefore not recorded any allowances for debt securities in our ACL for the period.

The amortized cost and estimated fair value by type of investment security at June 30, 2026 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale Debt Securities
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,301,739	$6,869	$(354,641)	$4,953,967	$4,953,967
Obligations of states and political subdivisions	137,643	184	(4,911)	132,916	132,916
Total investment securities	$5,439,382	$7,053	$(359,552)	$5,086,883	$5,086,883
(1)	Included in the carrying value of residential mortgage-backed securities are $802,003 of mortgage-backed securities issued by Ginnie Mae and $4,151,964 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value by type of investment security at December 31, 2025 are as follows:

	Held to Maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Carrying
	cost	gains	losses	fair value	value

	(Dollars in Thousands)
Other securities	$4,400	$—	$—	$4,400	$4,400
Total investment securities	$4,400	$—	$—	$4,400	$4,400

	Available for Sale
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Carrying
	cost	gains	losses	value	value(1)

	(Dollars in Thousands)
Residential mortgage-backed securities	$5,140,013	$22,759	$(332,184)	4,830,588	4,830,588
Obligations of states and political subdivisions	141,077	86	(5,483)	135,680	135,680
Total investment securities	$5,281,090	$22,845	$(337,667)	$4,966,268	$4,966,268
(1)	Included in the carrying value of residential mortgage-backed securities are $854,726 of mortgage-backed securities issued by Ginnie Mae and $3,975,862 of mortgage-backed securities issued by Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of investment securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

	(Dollars in Thousands)
Due in one year or less	$1,200	$1,200	$—	$—
Due after one year through five years	3,200	3,200	—	—
Due after five years through ten years	—	—	2,865	2,866
Due after ten years	—	—	134,778	130,050
Residential mortgage-backed securities	—	—	5,301,739	4,953,967
Total investment securities	$4,400	$4,400	$5,439,382	$5,086,883

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

The amortized cost and fair value of available-for-sale debt investment securities pledged to qualify for fiduciary powers, to secure public monies as required by law, repurchase agreements and short-term fixed borrowings was $1,638,689,000 and $1,472,501,000, respectively, at June 30, 2026.

Proceeds from the sales and calls of available-for-sale debt securities were $0 and $3,345,000 for the three and six months ended June 30, 2026, respectively, which included $0 and $0 of mortgage-backed securities, respectively. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and six months ended June 30, 2026, respectively. Proceeds from the sales and calls of available-for-sale debt securities were $730,000 and $4,235,000 for the three and six months ended June 30, 2025, respectively, which included $0 and $0 of mortgage-backed securities. Gross gains of $0 and $0 and gross losses of $0 and $0 were realized on the sales and calls for the three and six months ended June 30, 2025, respectively.

Gross unrealized losses on debt investment securities and the fair value of those related securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at June 30, 2026, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in Thousands)
Available for sale:
Residential mortgage-backed securities	$1,126,670	$(9,916)	$2,737,162	$(344,725)	$3,863,832	$(354,641)
Obligations of states and political subdivisions	1,195	(1)	109,145	(4,910)	110,340	(4,911)
	$1,127,865	$(9,917)	$2,846,307	$(349,635)	$3,974,172	$(359,552)

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

Equity securities with readily determinable fair values consist primarily of Community Reinvestment Act funds. At June 30, 2026 and December 31, 2025, the balance in equity securities with readily determinable fair values recorded at fair value were $5,545,000 and $5,573,000, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025:

Three Months Ended
June 30, 2026
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$8
Less: Net gains recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$8

Three Months Ended
June 30, 2025
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$22
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$22

Six Months Ended
June 30, 2026
(Dollars in Thousands)

Net losses recognized during the period on equity securities	$(28)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(28)

Six Months Ended
June 30, 2025
(Dollars in Thousands)

Net gains recognized during the period on equity securities	$89
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$89

Other investments include equity and merchant banking investments held by our Subsidiary Banks and non-banking subsidiary entities. We hold ownership interests in limited partnerships for the purpose of investing in low-income housing tax credit (“LIHTC”) projects. The partnerships may acquire, construct or rehabilitate housing for low- and moderate-income individuals. We realize a return primarily from federal tax credits and other federal tax deductions associated with the underlying LIHTC projects. We are a limited partner in the partnerships and are not required to consolidate the entities in our consolidated financial statements. Investments in LIHTC projects totaled $248,590,000 and $261,128,000 at June 30, 2026 and December 31, 2025, respectively, and are included in other investments on the consolidated financial statements. Unfunded commitments to LIHTC projects totaled $26,526,000 at June 30, 2026 and $37,200,000 at December 31, 2025 and are included in other liabilities on the consolidated financial statements. Tax credits and other tax benefits, as well as amortization expense associated with investments in qualified low-income housing partnerships are accounted for using the proportional amortization method of accounting. There was a total of $8,355,000 and $16,615,000 in estimated tax credits related to these investments for the three and six months ended June 30, 2026, respectively and $7,070,000 and $14,034 000 in estimated amortization related to these investments for the three and six months ended June 30, 2026, respectively. There was a total of $8,141,000 and $16,282,000 in estimated tax credits related to these investments for the three and six months ended June 30, 2025, respectively and $6,542,000 and $13,084,000 in estimated amortization related to these investments for the three and six months ended June 30, 2025. We monitor LIHTC investments for indicators of impairment and evaluate the recoverability of the carrying amount based on the expected realization of the remaining tax credits, tax benefits, and other economic benefits. There were no impairment losses recorded on tax equity investments during the six months ended June 30, 2026 or the twelve months ended December 31, 2025, respectively.

Note 7 — Other Borrowed Funds

Other borrowed funds include FHLB borrowings, which are long-term borrowings issued by the FHLB of Dallas at the market price offered at the time of funding. These borrowings are secured by residential mortgage-backed investment securities and a portion of our loan portfolio. At June 30, 2026, other borrowed funds totaled $10,225,000 compared to $10,332,000 at December 31, 2025.

Note 8 — Junior Subordinated Interest Deferrable Debentures

As of June 30, 2026, we had four statutory business trusts, Trusts IX, X, XI and XII (the “Trusts”), formed under the laws of the State of Delaware, for the purpose of issuing trust preferred securities. The Trusts each issued capital and common securities (the “Capital and Common Securities”) and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the “Debentures”) that we issued. As of June 30, 2026 and December 31, 2025, the principal amount of Debentures outstanding totaled $108,868,000, respectively.

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

For financial reporting purposes, the Trusts are treated as investments and not consolidated in our consolidated financial statements. Although the Capital and Common Securities issued by each of the Trusts are not included as a component of shareholders’ equity on the consolidated statement of condition, the Capital and Common Securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Capital and Common Securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold would qualify as Tier 2 capital. At June 30, 2026 and December 31, 2025, the total $108,868,000, respectively, of the Capital and Common Securities outstanding qualified as Tier 1 capital.

The following table illustrates key information about each of the Capital and Common Securities and their interest rate at June 30, 2026:

	Junior
	Subordinated
	Deferrable
	Interest	Repricing	Interest	Interest				Optional
	Debentures	Frequency	Rate	Rate Index(1)			Maturity Date	Redemption Date(2)
	(Dollars in Thousands)
Trust IX	$41,238	Quarterly	5.57%	SOFR	+	1.62	October 2036	October 2011
Trust X	21,021	Quarterly	5.57%	SOFR	+	1.65	February 2037	February 2012
Trust XI	25,990	Quarterly	5.57%	SOFR	+	1.62	July 2037	July 2012
Trust XII	20,619	Quarterly	5.37%	SOFR	+	1.45	September 2037	September 2012
	$108,868

(1) The interest rate index on the Capital and Common Securities is the Three-Month CME Term Secured Overnight Financing Rate (“SOFR”).

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

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 17, 2026, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2026. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the second quarter of 2026, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 4, 2026, a total of 13,798,305 shares had been repurchased under all programs at a cost of $420,157,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”). Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a  ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of June 30, 2026, we meet all fully phased-in capital adequacy requirements.

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

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.”  The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aims to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV across the Basel Committee’s member jurisdictions began on January 1, 2023 and was intended to continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. In July 2023, U.S. regulators issued initial proposals for implementing the Basel IV framework (the “2023 Proposals”), which targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. However, the previously established implementation dates for Basel IV are no longer definitive, and the future implementation of Basel IV remains unclear, as the federal banking agencies continue to review the Basel IV rules. Most recently, on March 19, 2026, the Federal Reserve Board, the FDIC, and the OCC jointly rescinded the 2023 Proposals and unveiled a set of re-proposed capital rules (the “2026 Proposals”) that are intended to streamline and modernize certain aspects of the Basel IV framework and be less onerous for banks than the 2023 Proposals, including based on agency estimates, due to anticipated reductions in certain CET1 capital requirements for banking organizations. The 2026 Proposals include: (i) an expanded risk-based capital framework for large banking organizations; (ii) revisions to the standardized approach for calculating risk-weighted assets; and (iii) revisions to the capital surcharge applicable to global systemically important bank holding companies. The 2026 Proposals were subject to public comment through June 18, 2026. Accordingly, the timing, scope, and final form of the U.S. implementation of the Basel IV framework remains uncertain.

As of June 30, 2026, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 23.56% on June 30, 2026 and 23.36% on December 31, 2025. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 20.27% and 19.86%, risk-weighted Tier 1 capital ratio of 24.09% and 23.91%, and risk-weighted total capital ratio of 25.30% and 25.09% at June 30, 2026 and December 31, 2025, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of June 30, 2026 and December 31, 2025, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2026, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2025, which are included in our 2025 Annual Report. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026, or any future period.

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

Overview

We are headquartered in Laredo, Texas with 165 facilities and 245 ATMs, and we provide banking services for commercial, consumer and international customers of North, South, Central and Southeast Texas and the State of Oklahoma. We are one of the largest independent commercial bank holding companies headquartered in Texas. We, through our Subsidiary Banks, are in the business of gathering funds from various sources and investing those funds in order to earn a return. We, either directly or through a Subsidiary Bank, own an insurance agency, a liquidating subsidiary, a fifty percent interest in an investment banking unit that owns a broker/dealer, a controlling interest in five merchant banking entities, and a majority ownership in a real-estate development partnership. Our primary earnings come from the spread between the interest earned on interest-bearing assets and the interest paid on interest-bearing liabilities. In addition, we generate income from fees on products offered to commercial, consumer and international customers. The sales team of each of our Subsidiary Banks aims to match the right mix of products and services to each customer to best serve the customer’s needs. That process entails spending time with customers to assess those needs and servicing the sales arising from those discussions on a long-term basis. The Subsidiary Banks have various compensation plans, including incentive-based compensation, for fairly compensating employees. The Subsidiary Banks also have a robust process in place to review sales that support the incentive-based compensation plan to monitor the quality of the sales and identify any significant irregularities, a process that has been in place for many years.

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

Results of Operations

Summary

Consolidated Statements of Condition Information

	June 30, 2026	December 31, 2025	Percent Increase (Decrease)

	(Dollars in Thousands)
Assets	$17,021,950	$16,576,335	2.7%
Net loans	9,693,185	9,301,248	4.2
Deposits	12,736,044	12,436,506	2.4
Securities sold under repurchase agreements	611,926	585,544	4.5
Other borrowed funds	10,225	10,332	(1.0)
Junior subordinated deferrable interest debentures	108,868	108,868	—
Shareholders’ equity	3,375,304	3,251,638	3.8

Consolidated Statements of Income Information

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Interest income	$220,415	$220,967	(0.2)%	$435,015	$435,606	(0.1)%
Interest expense	49,310	53,470	(7.8)	98,282	106,890	(8.1)
Net interest income	171,105	167,497	2.2	336,733	328,716	2.4
Credit loss expense	11,105	4,398	152.5	14,129	7,727	82.9
Non-interest income	43,716	40,664	7.5	86,546	77,667	11.4
Non-interest expense	82,605	77,801	6.2	158,653	151,576	4.7
Net income	95,812	100,142	(4.3)%	197,998	197,034	0.5%

Per common share:
Basic	$1.54	$1.61	(4.3)%	$3.18	$3.17	0.3%
Diluted	1.54	1.61	(4.3)	3.18	3.16	0.6

Net Income

Net income for the three and six months ended June 30, 2026, decreased by 4.3% and increased by 0.5%, respectively, compared to the same periods of 2025. Net income for the first six months of 2026 continued to be positively affected by interest income earned on our investment and loan portfolios driven primarily by both an increase in the size of our investment and loan portfolios and the current rate environment. Net interest income was also positively affected by a decrease in interest expense, primarily driven by a redistribution in rates paid on deposits. We continue to closely monitor rates paid on deposits to remain competitive to grow and retain deposits. Net income for the same period was negatively impacted by an increase in our provision for credit loss expense, driven primarily by a change in non-accrual loan balances and the reevaluation of specific reserves on those non-accrual loans.

Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Interest Income:
Loans, including fees	$172,708	$173,979	(0.7)%	$341,421	$344,139	(0.8)%
Investment securities:
Taxable	41,941	41,401	1.3	82,555	82,333	0.3
Tax-exempt	1,373	1,514	(9.3)	2,766	3,041	(9.0)
Other interest income	4,393	4,073	7.9	8,273	6,093	35.8

Total interest income	220,415	220,967	(0.2)	435,015	435,606	(0.1)

Interest expense:
Savings deposits	19,138	21,318	(10.2)	36,919	41,768	(11.6)
Time deposits	24,313	25,150	(3.3)	49,212	50,650	(2.8)
Securities sold under Repurchase agreements	4,268	4,640	(8.0)	8,983	8,944	0.4
Other borrowings	67	669	(90.0)	134	2,145	(93.8)
Junior subordinated interest deferrable debentures	1,524	1,693	(10.0)	3,034	3,383	(10.3)

Total interest expense	49,310	53,470	(7.8)	98,282	106,890	(8.1)

Net interest income	$171,105	$167,497	2.2%	$336,733	$328,716	2.4%

The change in net interest income for the three and six months ended June 30, 2026 can be attributed to interest income, which continues to be positively impacted by interest income earned on our investment and loan portfolios, driven by both an increase in the size of such portfolios and the current rate environment, which remains elevated due to FRB actions on interest rates in recent years, and a decrease in interest expense, primarily driven by a redistribution in rates paid on deposits. We continue to closely monitor rates paid on deposits. Net interest income is the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as deposits, repurchase agreements and funds borrowed. As part of our strategy to manage interest rate risk, we strive to manage both assets and liabilities so that interest sensitivities match. One method of calculating interest rate sensitivity is through gap analysis. A gap is the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities that re-price or mature in a given time period. Positive gaps occur when interest rate sensitive assets exceed interest rate sensitive liabilities, and negative gaps occur when interest rate sensitive liabilities exceed interest rate sensitive assets. A positive gap position in a period of rising interest rates should have a positive effect on net interest income as assets will re-price faster than liabilities. Conversely, net interest income should contract somewhat in a period of falling interest rates. Our management can quickly change our interest rate position at any given point in time as market conditions dictate. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Analytical techniques we employ to supplement gap analysis include simulation analysis to quantify interest rate risk exposure. The gap analysis prepared by management is reviewed by our Investment Committee twice a year (see table on page 47 for the June 30, 2026 gap analysis). Our management currently believes that we are properly positioned for interest rate changes; however, if our management determines at any time that we are not properly positioned, we will strive to adjust the interest rate sensitive assets and liabilities in order to manage the effect of interest rate changes.

Non-Interest Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

Service charges on deposit accounts	$19,168	$17,988	6.6%	$37,928	$35,655	6.4%
Other service charges, commissions and fees
Banking	14,656	14,939	(1.9)	28,992	29,004	(0.0)
Non-banking	2,765	2,650	4.3	4,800	4,985	(3.7)
Other investment income (loss), net	2,231	348	541.1	4,475	(910)	(591.8)
Other income	4,896	4,739	3.3	10,351	8,933	15.9
Total non-interest income	$43,716	$40,664	7.5%	$86,546	$77,667	11.4%

Total non-interest income for the three and six months ended June 30, 2026 increased by 7.5% and 11.4%, respectively, compared to the same periods of 2025. Non-interest income for the three and six months ended June 30, 2025 was negatively impacted due to losses recorded on merchant banking investments and is reflected in other investments, net in the table above.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	(Dollars in Thousands)		Increase	(Dollars in Thousands)		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

Employee compensation and benefits	$40,927	$38,251	7.0%	$80,059	$76,862	4.2%
Occupancy	7,075	7,270	(2.7)	13,559	13,676	(0.9)
Depreciation of bank premises and equipment	6,225	5,486	13.5	12,401	11,099	11.7
Professional fees	3,542	4,074	(13.1)	6,986	7,645	(8.6)
Deposit insurance assessments	1,837	1,763	4.2	3,674	3,533	4.0
Net operations, other real estate owned	275	990	(72.2)	423	1,366	(69.0)
Advertising	1,705	1,732	(1.6)	3,395	3,453	(1.7)
Software and software maintenance	5,838	5,721	2.0	11,528	11,131	3.6
Other	15,181	12,514	21.3	26,628	22,811	16.7

Total non-interest expense	$82,605	$77,801	6.2%	$158,653	$151,576	4.7%

Non-interest expense increased by 6.2% and 4.7% for the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025. Non-interest expense continues to be primarily impacted by an increase in our employee compensation and benefits as we continue to adjust our compensation programs to retain our workforce and remain competitive in the current employment market. We also continue to monitor and manage our controllable non-interest expenses through a variety of measures with the ultimate goal of ensuring we align non-interest expenses with our operations and revenue streams.

Financial Condition

Allowance for Credit Losses

The ACL increased 6.8 % to $170,014,000 at June 30, 2026 from $159,174,000 at December 31, 2025. The provision for credit losses charged to expense increased 152.5% to $11,105,000 for the three months ended June 30, 2026 compared to $4,398,000 for the same period of 2025. The provision for credit losses charged to expense increased 82.9% to $14,129,000 for the six months ended June 30, 2026 compared to $7,727,000 for the same period of 2025. The increase in our provision for credit loss expense was driven primarily by a change in non-accrual loan balances and the reevaluation of specific reserves on those non-accrual loans. The ACL was 1.72% of total loans at June 30, 2026 and 1.68% of total loans at December 31, 2025.

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

Loans

Total loans increased by 4.3% to $9,863,199,000 at June 30, 2026, from $9,460,422,000 at December 31, 2025. Commercial real estate loans have historically been the largest category in our loan portfolio and comprise approximately 67% of total loans at June 30, 2026 and December 31, 2025, respectively. The loans in this category primarily include owner- and non-owner-occupied commercial buildings such as shopping centers, warehouses, hotels and office buildings and are primarily geographically concentrated in central and south Texas and throughout Oklahoma. Commercial real estate loans generally carry a lower risk of loss; however, they may also be significantly more affected by changes in real estate markets or the general economy. We regularly monitor commercial real estate loan concentrations and also have processes and procedures in place to monitor economic conditions that may adversely affect our commercial real estate portfolio.

Deposits

Deposits increased by 2.4% to $12,736,044,000 at June 30, 2026, compared to $12,436,506,000 at December 31, 2025. Deposits have continued to fluctuate as a result of increased general activities by customers, increased competition for deposits by the federal government, and aggressive competitors’ pricing. We have closely monitored the rates paid on deposits by competitors and have made changes to our pricing accordingly in order to remain competitive in an effort to retain deposits. The five separately charted banks within our holding company structure also allow us to work with customers to maximize their FDIC insurance levels and provide additional levels of insured deposits.

Foreign Operations

On June 30, 2026, we had $17,021,950,000 of consolidated assets, of which approximately $401,801,000, or 2.4%, was related to loans outstanding to borrowers domiciled in foreign countries, compared to $392,811,000, or 2.4%, at December 31, 2025. Of the $401,801,000, 88.2% is directly or indirectly secured by U.S. assets, certificates of deposits and real estate; 2.8% is secured by foreign real estate or other assets; and 9.0% is unsecured.

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

Commercial real estate loans. This category includes loans secured by farmland, multifamily properties, owner-occupied commercial properties, and non-owner-occupied commercial properties. Owner-occupied commercial properties include warehouses often along the U.S./Mexico border for import/export operations, office space where the borrower is the primary tenant, restaurants and other single-tenant retail spaces. Non-owner-occupied commercial properties include hotels, retail centers, office and professional buildings, and leased warehouses. These loans carry the risk of repayment when market values deteriorate, the business experiences turnover in key management, the business is unable to attract or maintain stable occupancy levels, or the market experiences an exit of a specific business type that is significant to the local economy, such as a manufacturing plant. Our primary risk management tool is internal monitoring measured against internal concentration limits that are significantly lower than regulatory thresholds and are segmented by low-risk and high-risk characteristics, such as the borrower’s equity, cash flow coverage, and non-amortizing versus amortizing status, further disaggregated by the length of time to pay in full. This monitoring is regularly reported to senior management and the board of directors. Risk management practices also extend to managing the borrower’s relationship with us and are designed to recognize degradation in the borrower’s ability to repay under established terms well before the borrower may default. Loan and deposit activity by the borrower is monitored on a frequent basis, which may prompt a change in risk classification. Once a loan is moved to a more severe risk classification, the loan performance, and when applicable, a plan by the borrower to rectify issues are monitored and reviewed at least quarterly. Additionally, our credit administration team, which is independent from the lending team, reviews a substantial portion of the commercial lending portfolio annually, which includes a significant portion of the commercial real estate loan portfolio given the current mix of loans in our portfolio. The table below summarizes the commercial real estate loan portfolio disaggregated by the type of real estate securing the credit as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:

Hotel	$1,048,479	16.1%	$1,074,069	17.3%
Commercial real estate construction development	1,027,580	15.6	1,166,576	18.8
Multi-family	993,295	15.1	684,793	11.0
Lot development: residential and commercial lots	705,479	10.7	618,209	10.0
Warehouse	521,623	7.9	453,359	7.3
Office/Professional buildings	490,958	7.5	440,909	7.1
Retail multi-tenant	486,044	7.4	528,702	8.5
Owner occupied real estate	404,051	6.1	364,293	5.9
1 - 4 family construction	390,870	5.9	398,320	6.4
Commercial leased properties	347,203	5.3	339,397	5.5
Farmland	157,343	2.4	137,728	2.2
Total commercial real estate	$6,572,925	100.0%	$6,206,355	100.0%

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

June 30,
2026
(in Thousands)
Unsecured fed funds lines available from commercial banks	$50,000
Unused borrowings capacity from FHLB (1)	3,635,210
Unused borrowings capacity under Federal Reserve discount window	517,295
Unpledged investment securities (2)	3,614,381
$7,816,886

(1) FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and mortgage finance assets
(2) Market value

We maintain an adequate level of capital as a margin of safety for our depositors and shareholders. At June 30, 2026, shareholders’ equity was $3,375,304,000 compared to $3,251,638,000 at December 31, 2025. The increase in shareholders’ equity can be primarily attributed to the retention of earnings offset by shareholder dividends paid.

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

In July 2013, the FDIC and other regulatory bodies established a new, comprehensive capital framework for U.S. banking organizations, consisting of minimum requirements that increase both the quantity and quality of capital held by banking organizations. The final rules are a result of the implementation of the Basel III capital reforms and various related capital provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”). Consistent with the Basel international framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7% upon full implementation. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a  ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.  The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Regarding the quality of capital, the rules emphasize CET1 capital and implements strict eligibility criteria for regulatory capital instruments. The rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. We believe that as of June 30, 2026, we meet all fully phased-in capital adequacy requirements.

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

In December 2017, the Basel Committee on Banking Supervision unveiled its final set of standards and reforms to its Basel III regulatory capital framework, commonly called “Basel III Endgame” or “Basel IV.”  The Basel IV framework makes changes to the capital framework first introduced as “Basel III” in 2010 and aims to reduce excessive variability in banks’ calculations of risk-weighted capital ratios. Implementation of Basel IV across the Basel Committee’s member jurisdictions began on January 1, 2023 and was intended to continue over a five-year transition period by regulators in individual countries, including the U.S. federal bank regulatory agencies. In July 2023, U.S. regulators issued initial proposals for implementing the Basel IV framework (the “2023 Proposals”), which targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. However, the previously established implementation dates for Basel IV are no longer definitive, and the future implementation of Basel IV remains unclear, as the federal banking agencies continue to review the Basel IV rules. Most recently, on March 19, 2026, the Federal Reserve Board, the FDIC and the OCC jointly rescinded the 2023 Proposals and unveiled a set of re-proposed capital rules (the “2026 Proposals”) that are intended to streamline and modernize certain aspects of the Basel IV framework and be less onerous for banks than the 2023 Proposals, including based on agency estimates, due to anticipated reductions in certain CET1 capital requirements for banking organizations. The 2026 Proposals include: (i) an expanded risk-based capital framework for large banking organizations; (ii) revisions to the standardized approach for calculating risk-weighted assets; and (iii) revisions to the capital surcharge applicable to global systemically important bank holding companies. The 2026 Proposals were subject to public comment through June 18, 2026. Accordingly, the timing, scope, and final form of the U.S. implementation of the Basel IV framework remains uncertain.

As of June 30, 2026, our capital levels continue to exceed all capital adequacy requirements under the Basel III capital rules as currently applicable to us.

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

We had a CET1 to risk-weighted assets ratio of 23.56% on June 30, 2026 and 23.36% on December 31, 2025. We had a Tier 1 capital-to-average-total-asset (leverage) ratio of 20.27% and 19.86%, risk-weighted Tier 1 capital ratio of 24.09% and 23.91%, and risk-weighted total capital ratio of 25.30% and 25.09% at June 30, 2026 and December 31, 2025, respectively. Our CET1 capital consists of common stock and related surplus, net of treasury stock, and retained earnings. We and our Subsidiary Banks elected to opt-out of the requirement to include most components of accumulated other comprehensive income (loss) in the calculation of CET1 capital. CET1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Tier 1 capital includes CET1 capital and additional Tier 1 capital. Additional Tier 1 capital includes the Capital and Common Securities issued by the Trusts (see Note 8 above) up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds the 25% threshold qualifies as Tier 2 capital. As of June 30, 2026 and December 31, 2025, the total of $108,868,000 of the Capital and Common Securities outstanding qualified as Tier 1 capital. We actively monitor the regulatory capital ratios to ensure that our Subsidiary Banks are well-capitalized under the regulatory framework.

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

We and our Subsidiary Banks are subject to the regulatory capital requirements administered by the Federal Reserve, and, for our Subsidiary Banks, the FDIC. Regulatory authorities can initiate certain mandatory actions if we or any of our Subsidiary Banks fail to meet the minimum capital requirements, which could have a direct material effect on our financial statements. Management believes, as of June 30, 2026, that we and each of our Subsidiary Banks meet all capital adequacy requirements to which we are subject

We will continue to monitor the volatility and cost of funds in an attempt to match maturities of rate-sensitive assets and liabilities and respond accordingly to anticipate fluctuations in interest rates by adjusting the balance between sources and uses of funds as deemed appropriate. The net-interest rate sensitivity as of June 30, 2026 is illustrated in the table entitled “Interest Rate Sensitivity,” below. This information reflects the balances of assets and liabilities for which rates are subject to change. A mix of assets and liabilities that are roughly equal in volume and re-pricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

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

Interest Rate Sensitivity

(Dollars in Thousands)

	Rate/Maturity
		Over 3	Over 1
	3 Months	Months to	Year to 5	Over 5
June 30, 2026	or Less	1 Year	Years	Years	Total

	(Dollars in Thousands)
Rate sensitive assets
Investment securities	$337,057	$1,013,441	$3,613,414	$132,916	$5,096,828
Loans, net of non-accruals	8,188,977	192,186	485,040	699,853	9,566,056

Total earning assets	$8,526,034	$1,205,627	$4,098,454	$832,769	$14,662,884

Cumulative earning assets	$8,526,034	$9,731,661	$13,830,115	$14,662,884

Rate sensitive liabilities

Time deposits	$1,444,997	$1,700,533	$112,155	$14	$3,257,699
Other interest bearing deposits	5,004,676	—	—	—	5,004,676
Securities sold under repurchase agreements	610,826	1,100	—	—	611,926
Other borrowed funds	—	—	—	10,225	10,225
Junior subordinated deferrable interest debentures	108,868	—	—	—	108,868

Total interest bearing liabilities	$7,169,367	$1,701,633	$112,155	$10,239	$8,993,394

Cumulative sensitive liabilities	$7,169,367	$8,871,000	$8,983,155	$8,993,394

Repricing gap	$1,356,667	$(496,006)	$3,986,299	$822,530	$5,669,490
Cumulative repricing gap	1,356,667	860,661	4,846,960	5,669,490
Ratio of interest-sensitive assets to liabilities	1.19	0.71	36.54	81.33	1.63
Ratio of cumulative, interest-sensitive assets to liabilities	1.19	1.10	1.54	1.63

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2026, there were no material changes in market risk exposures that affected the quantitative and qualitative disclosures regarding market risk presented under the caption “Liquidity and Capital Resources” located on pages 15 through 19 of our 2025 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the six months ended June 30, 2026, there were no sales of equity securities that were not registered under the Securities Act of 1933, as amended, or which were not previously disclosed or reported in our Annual Report on Form 10-K for the year ended December 31, 2025 or a subsequent Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2009, the Board re-established a formal stock repurchase program that authorized the repurchase of up to $40 million of common stock within the following 12 months. Annually since then, including on February 17, 2026, the Board extended and increased the repurchase program to purchase up to $150 million of common stock during the 12-month period commencing on March 15, 2026. Shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. Shares purchased in this program will be held in treasury for reissue for various corporate purposes, including employee compensation plans. During the second quarter of 2026, the Board adopted a Rule 10b-18 trading plan and a Rule 10b5-1 trading plan and intends to adopt additional Rule 10b-18 and Rule 10b5-1 trading plans, which will allow us to purchase shares of our common stock during certain open and blackout periods when we ordinarily would not be in the market due to trading restrictions in our insider trading policy. During the terms of both a Rule 10b-18 and Rule 10b5-1 trading plan, purchases of common stock are automatic to the extent the conditions of the plan’s trading instructions are met. Shares purchased under these trading plans will be held in treasury for reissue for various corporate purposes, including employee stock compensation plans. As of August 4, 2026, a total of 13,798,305 shares had been repurchased under all programs at a cost of $420,157,000. We are not obligated to purchase shares under our stock repurchase program outside of the Rule 10b-18 and Rule 10b5-1trading plans.

Except for repurchases in connection with the administration of an employee benefit plan in the ordinary course of business and consistent with past practices, common stock repurchases are only conducted under publicly announced repurchase programs approved by the Board. The following table includes information about common stock share repurchases for the quarter ended June 30, 2026.

			Total Number of
			Shares
			Purchased as	Approximate
		Average	Part of a	Dollar Value of
	Total Number	Price Paid	Publicly-	Shares Available
	of Shares	Per	Announced	for
	Purchased	Share	Program	Repurchase(1)
April 1 – April 30, 2026	—	$—	—	$150,000,000
May 1 – May 31, 2026	—	—	—	150,000,000
June 1 – June 30, 2026	1,317	73.66	—	149,903,000
Total	1,317	$73.66	—
(1)	The repurchase program was extended on February 17, 2026 and allows for the purchase of up to an additional $150,000,000 of common stock through March 15, 2027.

Item 5. Other Information

During the quarter ended June 30, 2026, there was no information required to be disclosed in a Current Report on Form 8-K which was not disclosed in a Current Report on Form 8-K.

During the quarter ended June 30, 2026, there were no material changes to the procedures by which shareholders may recommend nominees to our Board.

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

13* —Annual report to Shareholders on Form ARS for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026

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

++ Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Cover Page to this Form 10-Q; (ii) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2026; (iii) the Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025; and (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and June 30, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL BANCSHARES CORPORATION

Date:	August 6, 2026	/s/ Dennis E. Nixon
Dennis E. Nixon
President and Chief Executive Officer

Date:	August 6, 2026	/s/ Judith I. Wawroski
Judith I. Wawroski
Treasurer and Chief Financial Officer